Form 10-Q
period 2015-09-30
Double Eagle Acquisition Corp.
filed 2015-11-16
CIK 1647088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37552

DOUBLE EAGLE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2121 Avenue of the Stars, Suite 2300

Los Angeles, CA 90067

(310) 209-7280

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☒    (Do not check if a smaller reporting company)          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒             No ☐

As of November 13, 2015, the registrant had 50,000,000 of its Class A ordinary shares, par value $0.0001 per share, outstanding, and 12,500,000 of its Class B ordinary shares outstanding.

DOUBLE EAGLE ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED BALANCE SHEET

(unaudited)

September 30, 2015
ASSETS:
Current asset:
Cash	$1,750,000

Cash held in Trust Account	500,001,096
Total assets	$501,751,096

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities – Accounts payable and accrued offering costs:	$785,878

Deferred underwriting compensation	19,500,000

Total liabilities	20,285,878

Class A ordinary shares subject to possible redemption; 47,646,521 shares (at redemption value of approximately $10.00 per share)	476,465,210

Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 380,000,000 shares authorized, 2,355,479 issued and outstanding (excluding 47,646,521 shares subject to possible redemption)	235
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding	1,380
Additional paid-in capital	5,013,186
Accumulated deficit	(14,793)
Total shareholders’ equity	5,000,008
Total liabilities and shareholders’ equity	$501,751,096

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2015		For the period from June 26, 2015 (inception) to September 30, 2015
Revenues	$		$
General and administrative expenses		10,889		15,889
Loss from operations		(10,889)		(15,889)
Other income - interest on Trust Account		1,096		1,096
Net loss attributable to ordinary shares		$(9,793)		$(14,793)

Weighted average ordinary shares outstanding (excluding shares subject to possible redemption):
Basic and diluted		14,318,384		14,301,662
Net loss per common share:
Basic and diluted		$(0.00)		$(0.00)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

For the period from June 26, 2015 (inception) to September 30, 2015

(unaudited)

	Class A Shares		Class B Shares		Additional Paid-in	Accumu- lated	Total Shareholders’
	Shares	Amount	Shares	Amount	Amount	Deficit	Equity

Issuance of ordinary shares to initial shareholders at $0.002 per share (1)		$-	13,800,000	$1,380	$23,620	$	$25,000
Sale of Units to the public in September 2015 at $10.00 per unit	50,000,000	5,000			499,995,000		500,000,000
Underwriters’ discount and offering expenses					(28,294,989)		(28,294,989)
Sale of 19,500,000 Private Placement Warrants in September 2015 at $0.50 per warrant					9,750,000		9,750,000
Proceeds subject to possible redemption of 47,646,521 shares at redemption value	(47,646,521)	(4,765)			(476,460,445)		(476,465,210)
Net loss						(14,793)	(14,793)
Balances, September 30, 2015	2,355,479	$235	13,800,000	$1,380	$5,013,186	$(14,793)	$5,000,008

(1) Share amounts have been retroactively restated to reflect the share capitalization of 1,581,250 to the initial shareholders on September 10, 2015 (see Note 4).

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the period from June 26, 2015 (inception) to September 30, 2015
Cash flow from operating activities:
Net loss	$(14,793)
Formation expenses paid by sponsor	5,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	10,889
Net cash provided by operating activities	1,096

Cash flows from investing activities:
Cash deposited in Trust Account	(500,000,000)
Trust income retained in Trust Account	(1,096)
Net cash used in investing activities	(500,001,096)

Cash flows from financing activities:
Proceeds from sale of Public Offering Units	500,000,000
Proceeds from sale of Private Placement Warrants	9,750,000
Payment of underwriting discounts	(8,000,000)
Net cash provided by financing activities	501,750,000

Net increase in cash	1,750,000
Cash at beginning of period	0
Cash at end of period	$1,750,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission	$19,500,000
Accrued offering costs	$774,989
Formation and offering costs paid by sponsor in exchange for founder shares	$25,000

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
Notes to Condensed Financial Statements

1.	Organization and Business Operations

Incorporation

Double Eagle Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on June 26, 2015. The functional currency of the Company is the United States dollar.

Sponsor

The Company’s sponsor is Double Eagle Acquisition LLC, a Delaware limited liability company (the “Sponsor”). Jeff Sagansky, the Company’s President and Chief Executive Officer and Director, Eli Baker, the Company’s Vice President, General Counsel and Secretary, and James A. Graf, the Company’s Vice President, Chief Financial Officer and Treasurer, are members of the Sponsor.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet selected (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of Units (as defined in Note 3 below) (the “Public Offering”), although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

Financing

The registration statement for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 10, 2015. On September 11, 2015, the Sponsor, Harry E. Sloan, Dennis A. Miller, James M. McNamara, Fredric D. Rosen, the Sara L. Rosen Trust, the Samuel N. Rosen 2015 Trust and the Fredric D. Rosen IRA agreed to purchase simultaneously with the closing of the Public Offering 19,500,000 warrants in a private placement at a price of $0.50 per warrant, generating gross proceeds, before expenses, of $9,750,000 (Note 4).

Upon the closing of the Public Offering and the private placement, $500,000,000 was placed in the Trust Account (discussed below). The closing of the Public Offering included an initial partial exercise (2,000,000 units) of the overallotment option granted to the underwriters.

Trust Account

The trust account (the “Trust Account”) can be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any of the Class A ordinary shares included in the Units sold in the Public Offering properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the Class A ordinary shares included in the Units sold in the Public Offering if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering or (iii) the redemption of 100% of the Class A ordinary shares included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering.

Business Combination

A Business Combination is subject to the following size, focus and shareholder approval provisions:

Size/Control — The Company’s Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company will not complete a Business Combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act.

Focus — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses in the media or entertainment industries, including providers of content, but the Company may pursue acquisition opportunities in other sectors.

Tender Offer/Shareholder Approval — The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Class A ordinary shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest but less income taxes payable, or (ii) provide shareholders with the opportunity to sell their Class A ordinary shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest but less income taxes payable. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their Class A ordinary shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote in connection with a Business Combination, a public shareholder will have the right to redeem its Class A ordinary shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest but less income taxes payable. As a result, such Class A ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Liquidation

The Company has 24 months from the closing of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The Sponsor, Harry E. Sloan and the Company’s executive officers and independent directors (the “initial shareholders”) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustment, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2015 and the results of operations and cash flows for the periods presented. Certain information and disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The Company had limited activity for the period from June 26, 2015 to June 30, 2015.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor, as calculated using the treasury stock method. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock. The Company did not utilize the two class method to compute earnings per share as the Class A and Class B shareholders share equally in the losses of the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The Company complies with ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of approximately $28,295,000, consisting principally of underwriter discounts of $27,500,000 (including approximately $19,500,000 of which payment is deferred) and approximately $795,000 of professional, printing, filing, regulatory and other costs were or will charged to stockholders’ equity upon completion of the Public Offering. Approximately $775,000 of such offering expenses were accrued and unpaid at September 30, 2015.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 50,000,000 Class A ordinary shares sold as parts of the Units in the Public Offering contain a redemption feature which allows for the redemption of Class A ordinary shares under the Company's Liquidation or Tender Offer/Shareholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provide that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital. Accordingly, at September 30, 2015, 47,646,521 of the 50,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity at its redemption value.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

There were no unrecognized tax benefits as of September 30, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company complies with the reporting requirements of FASB Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirements for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder’s equity. Early application of each of the amendments is permitted for any annual reporting periods or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For private entities and emerging growth companies under the JOBS Act, the amendments are effective for annual reporting periods beginning after December 15, 2015. The Company has elected early adoption and incorporated the methodologies prescribed by ASU 2014-10 in the accompanying financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.	Public Offering

On September 16, 2015, the Company sold 50,000,000 units at a price of $10.00 per unit (the “Units”) in the Public Offering. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), and one warrant to purchase one-half of one Class A ordinary share (the “Public Warrants”).

Each Public Warrant entitles the holder to purchase one-half of one Class A ordinary share at a price of $5.75 per one-half share ($11.50 per whole share). No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Public Warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination and 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. Under the terms of a warrant agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent, the Company has agreed to, following the completion of the Company’s Business Combination, use its best efforts to file a new registration statement under the Securities Act for the registration of the Class A ordinary shares issuable upon exercise of the Public Warrants. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of Public Warrants issued in connection with the 50,000,000 Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

The Company paid an upfront underwriting discount of $8,000,000 ($0.16 per Unit sold) in the aggregate to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of Class A ordinary shares sold as part of the Units and $0.55 and (b) the upfront underwriting discounts paid at the closing of $8,000,000, or a total Deferred Discount of $19,500,000 ($0.39 per Unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

The closing of the Public Offering included an initial partial exercise (2,000,000 units) of the overallotment option granted to the underwriters.

4.	Related Party Transactions

Founder Shares

On July 1, 2015, the Sponsor purchased 12,218,750 Class B ordinary shares (the “Founder Shares”) for $25,000, or approximately $.002 per share. On July 29, 2015, the Sponsor transferred 6,109,375 Founder Shares to Harry E. Sloan for a purchase price of $12,500 (the same per-share purchase price initially paid by the Sponsor). On August 27, 2015, the Sponsor and Mr. Sloan transferred an aggregate of 25,000 Founder Shares on a pro rata basis to each of the Company’s independent directors at their original purchase price. On August 27, 2015, Mr. Sloan transferred 665,500 Founder Shares to the Sponsor. On September 10, 2015, the Company effected a share capitalization of approximately .129 shares for each outstanding Class B ordinary share, resulting in the initial shareholders holding an aggregate of 13,800,000 Founder Shares. All references in the accompanying condensed financial statements to the number of Class B ordinary shares have been retroactively restated to reflect this transaction. The closing of the Public Offering included an initial partial exercise (2,000,000 units) of the overallotment option granted to the underwriters. In the event the full overallotment option is not exercised in full, a portion of the Founder Shares will be forfeited so they will equal 20% of the expanded equity capital of the Company.

The Founder Shares are identical to the Public Shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, and (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”).

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial shareholders have agreed to waive their redemption rights in connection with the Business Combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Public Offering.

Voting — If the Company seeks shareholder approval of a Business Combination, the initial shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

Liquidation — Although the initial shareholders and their permitted transferees have waived their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares they may own.

Private Placement Warrants

The Sponsor, Harry E. Sloan and the Company’s independent directors purchased from the Company 19,500,000 warrants in the aggregate at a price of $0.50 per warrant (an aggregate purchase price of $9.75 million) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one Class A ordinary share at $5.75 per one-half share ($11.50 per whole share). The purchase price of the Private Placement Warrants has been added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants will expire worthless.

Registration Rights

The initial shareholders and holders of the Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement signed on September 10, 2015. The initial shareholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Accrued Offering Costs

The Company has $53,000 due to a stockholder for payments made on behalf of the Company for offering expenses. The balance is non-interest bearing and included in accounts payable and accrued offering costs as of September 30, 2015.

Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

5.	Commitments & Contingencies

The Company is committed to pay the Deferred Discount totaling $19,500,000, or 3.9% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6.	Trust Account and Fair Value Measurements

A total of $500,000,000, which includes $492,000,000 of the net proceeds from the Public Offering and $8,000,000 from the sale of the Private Placement Warrants, has been placed in the Trust Account. As of September 30, 2015, the balance in the Trust Account was $500,001,096.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability:

	September 30, 2015 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$500,001,096	$500,001,096	$-	$-

7.	Shareholders’ Equity

Ordinary Shares — The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At September 30, 2015, there were 50,000,000 Class A ordinary shares outstanding, including 47,646,522 shares subject to possible redemption, and 13,800,000 Class B ordinary shares outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares. At September 30, 2015, no preferred shares were outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Double Eagle Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our prospectus dated September 10, 2015. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on June 26, 2015 and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to consummate a Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on September 16, 2015 (the “Closing Date”) and the private placement of warrants to purchase our Class A ordinary shares (“Private Placement Warrants”) that also occurred on the Closing Date, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt.

The issuance of additional ordinary shares in a business combination:

•	may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present executive officers and directors;

•	may have the effect of delaying or preventing a change in control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants to purchase our Class A ordinary shares.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

At September 30, 2015, we held cash of $1,750,000, current liabilities of $785,878 and deferred underwriting compensation of $19,500,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2015, we incurred a loss from operations of $10,889. For the period from June 26, 2015 (“Inception”) through September 30, 2015, we incurred a loss from operations of $15,889. Our business activities from Inception through September 30, 2015 consisted solely of completing our Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to our Public Offering, we issued an aggregate of 12,218,750 Class B ordinary shares, or founder shares, to Double Eagle Acquisition LLC, a Delaware limited liability company (our “Sponsor”) for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. On July 29, 2015, our Sponsor transferred 6,109,375 founder shares to Harry E. Sloan for a purchase price of $12,500 (the same per-share purchase price initially paid by our Sponsor). On August 27, 2015, our Sponsor and Mr. Sloan transferred an aggregate of 25,000 founder shares on a pro rata basis to each of our independent directors at their original purchase price. On August 27, 2015, Mr. Sloan transferred 665,500 founder shares to our Sponsor. On September 10, 2015, we effected a share capitalization of approximately ..129 shares for each outstanding Class B ordinary share, resulting in our initial shareholders holding an aggregate of 13,800,000 founder shares.

On September 16, 2015, we consummated the Public Offering of 50,000,000 units (including the issuance of 2,000,000 units as a result of the underwriters’ partial exercise of their over-allotment option) at a price of $10.00 per unit generating gross proceeds of $500,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, on the Closing Date, we effected the private sale of an aggregate of 19,500,000 Private Placement Warrants, each exercisable to purchase one-half of one Class A ordinary share at $5.75 per one-half share, to the Sponsor, at a price of $0.50 per Private Placement Warrant.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $500,000,000 and $9,750,000, respectively, for an aggregate of $509,750,000. $500,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Closing Date, the remaining $9,750,000 was held outside of the Trust Account, of which $8,000,000 was used to pay underwriting discounts. $20,000 in offering expenses were paid by the Sponsor prior to the Public Offering in exchange for founder shares and approximately $775,000 in offering expense were accrued and unpaid by the Company as of September 30, 2015. In the future, a portion of the interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At September 30, 2015, funds held in the Trust Account consisted solely of an investment in a qualified fund investing solely in short term treasury securities.

At September 30, 2015, we had cash held outside of the Trust Account of $1,750,000, which is available to fund our working capital requirements and accrued offering expenses.

At September 30, 2015, we had current liabilities of $785,878, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and sale of Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after September 30, 2015 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of them would be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account would be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

We have 24 months from the Closing Date to complete a Business Combination. If we do not complete a Business Combination within this time period, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We intend to use substantially all of the funds held in the Trust Account, including interest, less income taxes payable, to consummate a Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to consummate a Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of approximately $795,000, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $27,500,000, were charged to additional paid-in capital at the Closing Date or will be charged upon payment of accruals.

Redeemable Ordinary Shares

All 50,000,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less income taxes payable, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2015, 47,646,521 of our 50,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2015, we had outstanding warrants for the purchase of up to 34,750,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. The net proceeds from our Public Offering and the sale of Private Placement Warrants held in the Trust Account are comprised entirely of cash. We may invest funds held in the Trust Account in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our only market risk exposure will relate to fluctuations in interest rates and the resulting impact on the value of investments held in the Trust Account. Due to the short-term nature of such investments, we do not believe that we will be subject to material exposure due to interest rate risk.

At September 30, 2015, $500,000,000 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Closing Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $19,500,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Prospectus dated September 10, 2015, which was filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus dated September 10, 2015 which was filed with the SEC. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On July 1, 2015, we issued an aggregate of 12,218,750 founder shares to our Sponsor for an aggregate purchase price of $25,000, or approximately $0.002 per share. On July 29, 2015, our Sponsor transferred 6,109,375 founder shares to Harry E. Sloan for a purchase price of $12,500 (the same per-share purchase price initially paid by our Sponsor). On August 27, 2015, our Sponsor and Mr. Sloan transferred an aggregate of 25,000 founder shares on a pro rata basis to each of our independent directors at their original purchase price. On August 27, 2015, Mr. Sloan transferred 665,500 founder shares to our Sponsor. The foregoing transfers of founder shares were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the so-called 4(a)(1)-½ exemption. On September 10, 2015, we effected a share capitalization of approximately .129 shares for each outstanding Class B ordinary share, resulting in our initial shareholders holding an aggregate of 13,800,000 founder shares.

Simultaneously with the closing of the Public Offering, the Sponsor, Harry E. Sloan and the Company’s independent directors purchased from the Company 19,500,000 Private Placement Warrants in the aggregate at a price of $0.50 per warrant (an aggregate purchase price of $9.75 million) in a private placement that occurred simultaneously with the completion of the Public Offering. Each Private Placement Warrant entitles the holder to purchase one-half of one Class A ordinary share at $5.75 per one-half share ($11.50 per whole share). The purchase price of the Private Placement Warrants has been added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants will expire worthless. The sale of the Private Placement Warrants was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

Proceeds of $500,000,000 from the Public Offering and simultaneous sale of the Private Placement Warrants, including deferred underwriting compensation of $19,500,000, are held in the Trust Account at September 30, 2015. We paid $8,000,000 in underwriting discounts and incurred offering costs of approximately $795,000 related to the Public Offering. In addition, the Underwriters agreed to defer $19,500,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. There has been no material change in the planned use of proceeds from the Public Offering as described in our Prospectus dated September 10, 2015 which was filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
4.4	Warrant Agreement between Double Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of September 10, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(a)	Letter Agreement among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC, Jeff Sagansky, James A. Graf and Eli Baker, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).

10.1(b)	Letter Agreement between Double Eagle Acquisition Corp. and Dennis A. Miller, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(c)	Letter Agreement between Double Eagle Acquisition Corp. and Fredric D. Rosen, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(d)	Letter Agreement between Double Eagle Acquisition Corp. and James M. McNamara, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(e)	Letter Agreement between Double Eagle Acquisition Corp. and Harry E. Sloan, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.2	Investment Management Trust Agreement between Double Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.3	Private Placement Warrant Purchase Agreement among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC, Harry E. Sloan, Dennis A. Miller, James M. McNamara, Fredric D. Rosen, the Sara L. Rosen Trust, the Samuel N. Rosen 2015 Trust and the Fredric D. Rosen IRA, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.4	Registration Rights Agreement among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC and the Holders signatory thereto, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.5	Promissory Note, dated as of July 1, 2015, issued to Double Eagle Acquisition LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE EAGLE ACQUISITION CORP.

Date: November 16, 2015

/s/ Jeff Sagansky
Name: Jeff Sagansky
Title: President and Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Vice President, Chief Financial Officer and Treasurer (principal financial officer)

