Form 10-K
period 2015-12-31
Double Eagle Acquisition Corp.
filed 2016-03-30
CIK 1647088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission File Number: 001-37552

Double Eagle Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 2300 Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

(310) 209-7280

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one Warrant to purchase one-half of one Class A
ordinary share

Class A ordinary shares, par value $0.0001 per share

Warrants to purchase Class A ordinary shares

The NASDAQ Capital Market The NASDAQ Capital Market The NASDAQ Capital Market
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The Registrant was not a public company at June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The Registrant’s Units began trading on the NASDAQ Capital Market on September 11, 2015 and the Registrant’s Class A ordinary shares began separate trading on the NASDAQ Capital Market on November 5, 2015. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2015 was $478,000,000.

As of March 30, 2016, the Registrant had 50,000,000 if its Class A ordinary shares, $0.0001 par value per share, and 12,500,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to Double Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Double Eagle Acquisition LLC, a Delaware limited liability company. References to our “initial shareholders” refer to the Sponsor, Harry E. Sloan and the Company’s executive officers and independent directors.

Item 1. Business.

Introduction

We are a blank check company incorporated on June 26, 2015 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On September 16, 2015, we consummated our initial public offering (the “Public Offering”) of 50,000,000 units, including the issuance of 2,000,000 units as a result of the underwriters’ partial exercise of their over-allotment option. Each unit consists of one Class A ordinary share and one warrant. Each warrant entitles the holder thereof to purchase one-half of one Class A ordinary share at a price of $5.75 per one-half share ($11.50 per whole share). The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $500,000,000. Prior to the consummation of the Public Offering, on July 1, 2015, the Sponsor purchased 12,218,750 Class B ordinary shares (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. The number of founder shares issued was determined based on the expectation that the Public Offering would be 42,500,000 units and therefore that such founder shares would represent, on an as-converted basis, 20% of the outstanding Class A ordinary shares under the Public Offering. On July 29, 2015, the Sponsor transferred 6,109,375 founder shares to Harry E. Sloan for a purchase price of $12,500 (the same per share purchase price initially paid by the Sponsor). On August 27, 2015, the Sponsor and Mr. Sloan transferred an aggregate of 25,000 founder shares on a pro rata basis to each of our independent directors at their original purchase price. On August 27, 2015, Mr. Sloan transferred 665,500 founder shares to the Sponsor. On September 10, 2015, we effected a share capitalization of approximately .129 shares for each outstanding Class B ordinary share, resulting in our initial shareholders holding an aggregate of 13,800,000 founder shares. Following the Public Offering, an aggregate of 1,300,000 of the founder shares (consisting of 1,271,771 shares held by the Sponsor, an aggregate of 9,705 shares held by our independent directors and 18,524 shares held by Mr. Sloan) were surrendered to us for no consideration due to the partial exercise by the underwriters of their over-allotment option.

Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 19,500,000 warrants, each exercisable to purchase one-half of one Class A ordinary share at $5.75 per one-half share ($11.50 per whole share), to the Sponsor, Harry E. Sloan and the Company’s independent directors (and/or one or more of their estate planning vehicles) at a price of $0.50 per warrant, generating gross proceeds, before expenses, of $9,750,000 (the “Private Placement”). The warrants sold in the Private Placement, or the private placement warrants, are identical to the warrants included in the units sold in the Public Offering, except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Company completes its initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Upon the closing of the Public Offering and the Private Placement, $500,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay income taxes, if any, our amended and restated memorandum and articles of association provide that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination or (ii) the redemption of the Company’s public shares if the Company is unable to complete a business combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $19,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $790,000 in expenses relating to the Public Offering, approximately $1,000,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2015, there was $500,089,682 in investments and cash held in the Trust Account and $1,007,861 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2015, no funds had been withdrawn from the Trust Account for taxes.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on identifying a business combination opportunity in industries or sectors that complement our management team’s background, and to capitalize on the ability of our management team to identify, acquire and operate a business, focusing on the media and entertainment sectors in the United States or globally. We believe our management team is well positioned to take advantage of the growing set of investment opportunities focused in the media and entertainment sectors, to create value for our shareholders, and that our contacts and sources, ranging from owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers in these sectors will allow us to generate attractive acquisition opportunities. Our amended and restated memorandum and articles of association prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations.

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. Prior to our initial business combination, we will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our business combination.

Redemption rights for holders of public shares upon consummation of our initial business combination

We will provide our shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares sold as part of the units sold in the Public Offering (the “public shares”) upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest, less income taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after the Public Offering in connection with the completion of our business combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated memorandum and articles of association: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our initial business combination to a stockholder vote

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares and any public shares purchased during or after the Public Offering in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on redemption rights upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Public Offering. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in the Public Offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 20% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 20% of the shares sold in the Public Offering) for or against our business combination.

Redemption of public shares and liquidation if no initial business combination

The Sponsor, our executive officers and directors have agreed that we will have only 24 months from the closing of the Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our initial public offering and the Registration Statement, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company established under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through the Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed to vote their founder shares, as well as any public shares purchased during or after the Public Offering, in favor of our initial business combination. Immediately following the completion of the Public Offering, our initial shareholders owned, on an as-converted basis, 20% of our outstanding Class A ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by September 16, 2017, which is the date that is 24 months from the closing of the Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of the Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by September 16, 2017, which is the date that is 24 months from the closing of the Public Offering. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

In the event that our initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of the Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on the NASDAQ Capital Market (“NASDAQ”). We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants are listed on NASDAQ, and, as a result, are “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the Private Placement are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

If the net proceeds of the Public Offering not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until September 16, 2017, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account are sufficient to allow us to operate until at least September 16, 2017; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

If the net proceeds of the Public Offering not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our business combination.

Of the net proceeds of the Public Offering, only approximately $1,000,000 were made available to us initially outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from the Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither the Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Messrs. Sloan and Sagansky have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account, in each case less income taxes payable, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Sloan and Sagansky will not be responsible to the extent of any liability for such third party claims. However, we have not asked Messrs. Sloan and Sagansky to reserve for such indemnification obligations, and we cannot assure you that Messrs. Sloan and Sagansky would be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of Messrs. Sloan and Sagansky, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account, in each case less income taxes payable, and Messrs. Sloan and Sagansky assert that they are unable to satisfy their joint and several obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Sloan and Sagansky to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Sloan and Sagansky to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination, our public shareholders may be forced to wait up to 24 months before redemption from our Trust Account.

If we are unable to consummate our initial business combination within 24 months from the closing of the Public Offering, the proceeds then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less income taxes payable, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (2013 Revision) of the Cayman Islands as the same may be amended from time to time (the “Companies Law”). In that case, investors may be forced to wait beyond 24 months before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $15,000 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the Public Offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders, holders of our private placement warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to complete a business combination with an operating company in the media or entertainment industries but may also pursue acquisition opportunities in other sectors, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries outside of the media or entertainment industries (which industries may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying business combination candidates in the media or entertainment sectors and we will not initially actively seek to identify business combination candidates in other sectors (which sectors may be outside our management’s area of expertise), we will consider a business combination outside of the media or entertainment industries if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company or we are unable to identify a suitable candidate in the media or entertainment industries after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an investment outside of the media or entertainment industries, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the media and entertainment industries would not be relevant to an understanding of the business that we elect to acquire.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of sales or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares, and 1,000,000 preferred shares, par value $0.0001 per share. There are 295,250,000 and 7,500,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. Immediately after the Public Offering, there will be no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional Class A ordinary or preferred shares:

•	may significantly dilute the equity interest of investors in the Public Offering;

•	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined herein) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for our taxable year ending December 31, 2015 may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. If we do not complete our initial business combination by the end of our current taxable year, and we have gross income for our current taxable year, we likely will be a PFIC for our current taxable year unless we complete our initial business combination in or prior to our taxable year ending December 31, 2016 and are not treated as a PFIC for either of our taxable years ending December 31, 2016 or December 31, 2017. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Although none of our executive officers or directors is currently associated with other blank check companies, certain members of our management team were affiliated with Silver Eagle Acquisition Corp. and Global Eagle Acquisition Corp., two blank check companies that completed business combinations in March 2015 and January 2013, respectively. Mr. Sagansky is an independent director of Global Eagle Entertainment Inc. (the successor to Global Eagle Acquisition Corp. after its initial business combination), and is a independent director-designate, pending Indian Government approval, for Videocon d2h Limited (the successor to Silver Eagle Acquisition Corp. after its initial business combination). Mr. Graf serves as a special advisor to Videocon d2h Limited and is an alternate independent director-designate. Further, our executive officers and directors may in the future become affiliated with entities, including, among others, blank check companies or public and private companies, private equity funds, venture capital funds, hedge funds and other investment vehicles and capital pools, which may be engaged in business activities similar to those intended to be conducted by us. Additionally, our executive officers and directors may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they then owe fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, which could have a negative impact on our ability to successfully complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with the Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of the Sponsor, our executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with the Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. The Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to the Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since the Sponsor and our executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On July 1, 2015, the Sponsor purchased an aggregate of 12,218,750 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. The number of founder shares issued was determined based on the initial expectation that the total size of the Public Offering would be 42,500,000 units and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. On July 29, 2015, the Sponsor transferred 6,109,375 founder shares to Harry E. Sloan for a purchase price of $12,500 (the same per-share purchase price initially paid by the Sponsor). On August 27, 2015, the Sponsor and Mr. Sloan transferred an aggregate of 25,000 founder shares on a pro rata basis to each of our independent directors at their original purchase price. On August 27, 2015, Mr. Sloan transferred 665,500 founder shares to the Sponsor. The foregoing transfers of founder shares were made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to the so-called 4(a)(1)-½ exemption. On September 10, 2015, we effected a share capitalization of approximately .129 shares for each outstanding Class B ordinary share, resulting in our initial shareholders holding an aggregate of 13,800,000 founder shares. Following the Public Offering, an aggregate of 1,300,000 of the founder shares (consisting of 1,271,771 shares held by the Sponsor, an aggregate of 9,705 shares held by our independent directors and 18,524 shares held by Mr. Sloan) were surrendered for no consideration due to the partial exercise by the underwriters of their over-allotment option. The founder shares will be worthless if we do not complete an initial business combination. In addition, the Sponsor, Harry E. Sloan and the Company’s independent directors (and/or one or more of their estate planning vehicles) have severally committed to purchase an aggregate of 19,500,000 private placement warrants, each exercisable for one-half of one Class A ordinary share at $5.75 per one-half share, for an aggregate purchase price of $9,750,000, or $0.50 per warrant, that will also be worthless if we do not complete a business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Public Offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Public Offering and the Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering and the Private Placement provided us with $500,000,000 million that we may use to complete our business combination (excluding $19,500,000 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company acquires 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the Sponsor, our officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of the Public Offering (assuming they do not purchase any units in the Public Offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

The Sponsor, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Public Offering, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less income taxes payable, divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with the Sponsor, our executive officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, our executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

Although we believe that the net proceeds of the Public Offering and the Private Placement will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Public Offering and the Private Placement prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our business combination, our public shareholders may only receive an estimated $10.00 per share on our redemption, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding Class A ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by the Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Pursuant to the terms of the warrant agreement, we have agreed that if we propose that holders of public warrants approve an amendment to the terms of the public warrants in connection with an initial business combination which would require the warrants to be exchanged for cash and/or securities, and such amendment proposal is not approved, we will not close the initial business combination unless the target business agrees that the warrants will be exercisable for shares of the post-transaction company in which our public shareholders own shares on the original terms of the warrants. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our business combination.

We issued warrants to purchase 25,000,000 of our Class A ordinary shares as part of the units sold in the Public Offering and, simultaneously with the closing of the Public Offering, we issued in the Private Placement an aggregate of 19,500,000 private placement warrants, each exercisable to purchase one-half of one Class A ordinary share at $5.75 per one-half share. In addition, if the Sponsor makes any working capital loans, it may convert those loans into up to an additional 3,000,000 private placement warrants, at the price of $0.50 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the Public Offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each warrant is exercisable for only one-half of one Class A ordinary share, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one Class A ordinary share. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one Class A ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to alleviate the dilutive effect of the warrants and make us a more attractive merger partner for target businesses. Therefore, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2016. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our business, financial condition and results of operations may be adversely affected.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management will likely resign from their positions as officers of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently sub-lease executive offices at 2121 Avenue of the Stars, Suite 2300, Los Angeles, CA 90067 from Global Eagle Acquisition LLC, an entity affiliated with the Sponsor and Jeff Sagansky, our President and Chief Executive Officer and Director. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2015 there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants listed on NASDAQ under the symbols “EAGLU,” “EAGL” and “EAGLW”, respectively.

The following table includes the high and low bids for our units, common stock and warrants for the periods presented.

	Units(1)		Class A Ordinary Shares(2)		Warrants(3)
	High	Low	High	Low	High	Low
2015
Fourth Quarter	$10.40	$9.90	$9.95	$9.50	$0.75	$0.30
Third Quarter	$10.29	$10.00	–	–	–	–

(1)	Our units began trading on NASDAQ on September 11, 2015. The figures for the third quarter of 2015 are for the period from September 16, 2015 through September 30, 2015.

(2)	Our common stock began separate trading on NASDAQ on November 5, 2015. The figures for the fourth quarter of 2015 are for the period from November 5, 2015 through December 31, 2015.

(3)	Our warrants began separate trading on NASDAQ on November 5, 2015. The figures for the fourth quarter of 2015 are for the period from November 5, 2015 through December 31, 2015.

Holders

As of March 30, 2016, there was one holder of record of our units, one holder of record of our Class A ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. As a result of an increase in the size of the offering pursuant to Rule 462(b) under the Securities Act, on September 10, 2015, we effected a share capitalization of approximately .129 shares for each outstanding Class B ordinary share resulting in our initial shareholders holding an aggregate of 13,800,000 founder shares. Following the Public Offering, an aggregate of 1,300,000 of the founder shares (consisting of 1,271,771 shares held by the Sponsor, an aggregate of 9,705 shares held by our independent directors and 18,524 shares held by Mr. Sloan) were surrendered for no consideration due to the partial exercise by the underwriters of their over-allotment option. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph

The graph below compares the cumulative total return of our Class A ordinary shares (the solid line in chart below) from November 5, 2015, the date that our Class A ordinary shares were first separately listed on NASDAQ, through December 31, 2015, with the comparable cumulative return of two indices, the S&P 500 Index (the dash line in the chart below) and the Dow Jones Industrial Average Index (the long dash and dot line in chart below). The graph plots the growth in value of an initial investment in each of our Class A ordinary shares, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

Note: Separate trading of our Class A ordinary shares and warrants commenced on November 5, 2015.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the founder shares and Private Placement Warrants to our Sponsor as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On September 10, 2015, our registration statement on Form S-1 (File No. 333-206343) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 50,000,000 Units at an offering price to the public of $10.00 per Unit for an aggregate offering price of $500,000,000, with each Unit consisting of one Class A ordinary share and one Warrant. Each Warrant entitles the holder thereof to purchase one half of one Class A ordinary share at a price of $5.75 per half share ($11.50 per whole share). Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as underwriters (the “Underwriters”). Our Public Offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on September 16, 2015.

Net proceeds of $500,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of approximately $19,500,000, are held in the Trust Account at December 31, 2015. We paid $8,000,000 in underwriting discounts and incurred offering costs of approximately $790,000 related to the Public Offering. In addition, the Underwriters agreed to defer approximately $19,500,000 in underwriting discounts, which amount will be payable when and if a business combination is consummated. We also repaid $200,000 in non-interest bearing advances made to us by Harry Sloan to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated September 10, 2015 which was filed with the SEC.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from June 26, 2015 (date of inception) through December 31, 2015 and as of December 31, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

June 26, 2015 (date of inception) to December 31, 2015
Statement of Operations Data:
Revenues	$—
General and administrative expenses	110,490
Loss from operations	(110,490)
Other income - interest on Trust Account	89,682
Net loss attributable to ordinary shares	$(20,808)

Weighted average ordinary shares outstanding (excluding shares subject to possible redemption):
Basic and diluted	13,832,830
Net loss per ordinary share:
Basic and diluted	$0.00

Balance Sheet Data:	December 31, 2015
Cash	$1,007,861
Cash and investments held in Trust Account	500,089,682
Total assets	$501,097,543
Class A ordinary shares subject to possible redemption: 47,646,408 shares (at redemption value of approximately $10.00 per share)	$476,464,080
Total shareholders’ equity (net)	$5,000,003
Cash Flow Data:
Net cash provided by operating activities	$7,162
Net cash used in investing activities	$(500,089,682)
Net cash provided by financing activities	$501,090,381

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on June 26, 2015 and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to consummate an initial business combination using cash from the proceeds of the Public Offering that closed on September 16, 2015 (the “Closing Date”) and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt.

At December 31, 2015, we held cash of $1,007,861, current liabilities of $133,460 and deferred underwriting compensation of $19,500,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

RESULTS OF OPERATIONS

Results of Operations

For the period from June 26, 2015 (date of inception) through December 31, 2015, we incurred a loss from operations of $110,490. Through December 31, 2015, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2015, $500,089,682 was held in the Trust Account (including $19,500,000 of deferred underwriting discounts and commissions and $9,750,000 from the sale of the private placement warrants) and we had cash outside of trust of $1,007,861 and $133,460 in accounts payable and accrued expenses, including accrued offering expenses of $110,490, $53,000 of which is due to a Harry Sloan for advances made to pay offering expenses.

Except for the withdrawal of interest to pay income taxes, if any, our amended and restated memorandum and articles of association provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination or (ii) the redemption of 100% of the Class A ordinary shares included in the units sold in the Public Offering if we are unable to complete our business combination within 24 months from the closing of the Public Offering, subject to applicable law. Through December 31, 2015, we had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

For the period from June 26, 2015 (date of inception) through December 31, 2015, we earned $89,682 in interest income in the Trust Account. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We have also agreed to reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $15,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from June 26, 2015 (date of inception) through December 31, 2015, the Company paid $52,000 under this agreement.

Liquidity and Capital Resources

For the period from June 26, 2015 (inception) through December 31, 2015, we disbursed an aggregate of approximately $8,659,619 out of the proceeds of the Public Offering not held in the Trust Account for the following purposes:

•	$659,619 legal and accounting fees and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous operating expenses; and

•	$8,000,000 for upfront underwriting discounts.

We believe that we have sufficient available funds outside of the Trust Account to operate through September 16, 2017, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating an initial business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

As indicated in the accompanying financial statements, at December 31, 2015, we had outside of trust cash in the amount of $1,007,861 and $133,460 in accounts payable and accrued expenses, including accrued offering expenses of $110,490, $53,000 of which is due to a Harry Sloan for advances made to pay offering expenses.

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

Critical Accounting Policies and Estimates

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

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of approximately $790,000, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $27,500,000, were charged to additional paid-in capital at the Closing Date or will be charged upon payment of accruals.

Redeemable Ordinary Shares

All 50,000,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less income taxes payable, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2015, 47,646,408 of our 50,000,000 Class A ordinary shares were classified outside of permanent equity. The Company did not use the two class method to compute earnings per share as the Class A and Class B shareholders share equally in the losses of the Company.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At December 31, 2015, we had outstanding warrants for the purchase of up to 34,750,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a business combination. We have neither engaged in any operations nor generated any revenues. The net proceeds from our Public Offering and the sale of private placement warrants held in the Trust Account are comprised entirely of cash. We may invest funds held in the Trust Account in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our only market risk exposure will relate to fluctuations in interest rates and the resulting impact on the value of investments held in the Trust Account. Due to the short-term nature of such investments, we do not believe that we will be subject to material exposure due to interest rate risk.

At December 31, 2015, $500,089,682 was held in the Trust Account for the purposes of consummating an initial business combination. If we complete an initial business combination within 24 months after the Closing Date, funds in the Trust Account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $19,500,000 and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Double Eagle Acquisition Corp.:

We have audited the accompanying balance sheet of Double Eagle Acquisition Corp. (the “Company”), as of December 31, 2015, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 26, 2015 (date of inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Acquisition Corp. as of December 31, 2015, and the results of its operations and its cash flows for the period from June 26, 2015 (date of inception) to December 31, 2015 in accordance with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, PC

New York, New York

March 30, 2016

DOUBLE EAGLE ACQUISITION CORP.

Balance Sheet

December 31, 2015

ASSETS:
Current asset:
Cash	$1,007,861

Cash and investments held in Trust Account	500,089,682
Total assets	$501,097,543

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities – Accounts payable and accrued offering costs:	$133,460

Deferred underwriting compensation	19,500,000

Total liabilities	19,633,460

Class A ordinary shares subject to possible redemption: 47,646,408 shares (at redemption value of approximately $10.00 per share)	476,464,080

Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; 2,353,592 shares issued and outstanding (excluding 47,646,408 shares subject to possible redemption)	235
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 12,500,000 shares issued and outstanding	1,250
Additional paid-in capital	5,019,326
Accumulated deficit	(20,808)
Total shareholders’ equity	5,000,003
Total liabilities and shareholders’ equity	$501,097,543

See accompanying notes to financial statements.

DOUBLE EAGLE ACQUISITION CORP.

Statement of Operations

For the period from June 26, 2015 (date of inception) to December 31, 2015

Revenues	$—
General and administrative expenses	110,490
Loss from operations	(110,490)
Other income - interest on Trust Account	89,682
Net loss attributable to ordinary shares	$(20,808)

Weighted average ordinary shares outstanding (excluding shares subject to possible redemption):
Basic and diluted	13,832,830
Net loss per ordinary share:
Basic and diluted	$0.00

See accompanying notes to financial statements.

DOUBLE EAGLE ACQUISITION CORP.

Statement of Changes in Shareholders’ Equity

For the period from June 26, 2015 (date of inception) to December 31, 2015

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Amount	Deficit	Equity

Issuance of ordinary shares to initial shareholders at $0.002 per share (1)	-	$-	13,800,000	$1,380	$23,620	$-	$25,000
Sale of Units to the public on September 16, 2015 at $10.00 per unit	50,000,000	5,000			499,995,000	-	500,000,000
Underwriters’ discount and offering expenses					(28,290,109)	-	(28,290,109)
Sale of 19,500,000 Private Placement Warrants on September 16, 2015 at $0.50 per warrant					9,750,000	-	9,750,000
Forfeiture of Class B shares by Initial Shareholders			(1,300,000)	(130)	130		-
Proceeds subject to possible redemption of 47,646,408 shares at redemption value	(47,646,408)	(4,765)			(476,459,315)	-	(476,464,080)
Net loss						(20,808)	(20,808)
Balances, December 31, 2015	2,353,592	$235	12,500,000	$1,250	$5,019,326	$(20,808)	$5,000,003

(1) Share amounts have been retroactively restated to reflect the share capitalization of 1,581,250 to the initial shareholders on September 10, 2015 (see Note 4).

See accompanying notes to financial statements.

DOUBLE EAGLE ACQUISITION CORP.

Statement of Cash Flows

 For the period from June 26, 2015 (date of inception) to December 31, 2015

Cash flow from operating activities:
Net loss	$(20,808)
Formation expenses paid by sponsor	5,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	22,970
Net cash provided by operating activities	7,162

Cash flows from investing activities:
Cash deposited in Trust Account	(500,000,000)
Trust income retained in Trust Account	(89,682)
Net cash used in investing activities	(500,089,682)

Cash flows from financing activities:
Proceeds from sale of Public Offering Units	500,000,000
Proceeds from sale of Private Placement Warrants	9,750,000
Payment of underwriting discounts and offering costs	(8,659,619)
Proceeds of shareholder advances	200,000
Repayment of shareholder advances	(200,000)
Net cash provided by financing activities	501,090,381

Net increase in cash	1,007,861
Cash at beginning of period	-
Cash at end of period	$1,007,861

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission	$19,500,000
Accrued offering costs	$110,490
Formation and offering costs paid by sponsor in exchange for founder shares	$25,000

See accompanying notes to financial statements.

DOUBLE EAGLE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 10, 2015. The Company consummated the Public Offering on September 16, 2015, and, simultaneously with the closing of the Public Offering, the Sponsor, Harry E. Sloan and the Company’s independent directors (and/or one or more of their estate planning vehicles) purchased an aggregate of 19,500,000 warrants in a private placement (as described in Note 4) for a total purchase price of $9,750,000. The closing of the Public Offering included an initial partial exercise (2,000,000 units) of the over-allotment option granted to the underwriters.

Upon the closing of the Public Offering and the private placement, $500,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

The Trust Account can be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any of the Class A ordinary shares included in the Units sold in the Public Offering properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the Class A ordinary shares included in the Units sold in the Public Offering if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering (September 16, 2017) or (iii) the redemption of 100% of the Class A ordinary shares included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination by September 16, 2017.

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

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

Net Loss Per Ordinary Share

Basic net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of ordinary shares outstanding, plus, to the extent dilutive, the incremental number of ordinary shares to settle private placement warrants, as calculated using the treasury stock method. For the period presented, the weighted average of these shares was excluded from the calculation of diluted loss per ordinary share because their inclusion would have been anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share. The Company did not utilize the two class method to compute earnings per share as the Class A and Class B shareholders share equally in the losses of the Company.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet with the exception of investments in Trust, as they are carried at amortized cost.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of approximately $28,290,000, consisting principally of underwriter discounts of $27,500,000 (including approximately $19,500,000 of which payment is deferred) and approximately $790,000 of professional, printing, filing, regulatory and other costs were charged to shareholders’ equity upon completion of the Public Offering. Approximately $110,000 of such offering expenses were accrued but unpaid at December 31, 2015.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 50,000,000 Class A ordinary shares sold as parts of the Units in the Public Offering contain a redemption feature which allows for the redemption of Class A ordinary shares under the Company's amended and restated memorandum and articles of association. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provide that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital. Accordingly, at December 31, 2015, 47,646,408 of the 50,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of December 31, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and it did not have a material effect on its financial position or results of operations.

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

Founder Shares

On July 1, 2015, the Sponsor purchased 12,218,750 Class B ordinary shares (the “Founder Shares”) for $25,000, or approximately $.002 per share. On July 29, 2015, the Sponsor transferred 6,109,375 Founder Shares to Harry E. Sloan for a purchase price of $12,500 (the same per-share purchase price initially paid by the Sponsor). On August 27, 2015, the Sponsor and Mr. Sloan transferred an aggregate of 25,000 Founder Shares on a pro rata basis to each of the Company’s independent directors at their original purchase price. On August 27, 2015, Mr. Sloan transferred 665,500 Founder Shares to the Sponsor. On September 10, 2015, the Company effected a share capitalization of approximately .129 shares for each outstanding Class B ordinary share, resulting in the initial shareholders holding an aggregate of 13,800,000 Founder Shares. All references in the accompanying condensed financial statements to the number of Class B ordinary shares have been retroactively restated to reflect this transaction. The closing of the Public Offering included an initial partial exercise (2,000,000 Units) of the overallotment option granted to the underwriters which resulted in the forfeiture of an aggregate of 1,300,000 Founder Shares (the “Forfeited Founder Shares”) by the Sponsor, Harry E. Sloan and the Company’s independent directors (consisting of 1,271,771 Forfeited Founder Shares forfeited by the Sponsor, 18,524 Founder Shares forfeited by Harry E. Sloan and 3,235 Forfeited Founder Shares forfeited by each of the Company’s independent directors) due to the underwriters not exercising their over-allotment option in full and such that the remaining Founders Shares will equal 20% of the equity capital of the Company.

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

Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. As of December 31, 2015 $52,000 of administrative reimbursement expenses were paid to the Sponsor. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Accrued offering costs

The Company has $53,000 due to a shareholder for advances made to pay offering expenses. The balance is non-interest bearing and included in accounts payable and accrued offering costs as of December 31, 2015.

5.	Commitments and Contingencies

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

6.	Trust Account and Fair Value Measurements

As of December 31, 2015, investment securities in the Company Trust Account consisted of $500,080,274 in United States Treasury Bills and another $9,408 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross unrealized Holding Gains	Quoted prices in Active Markets (Level 1)
Treasury Securities Due March 30, 2016	$500,080,274	$20,595	$500,100,869

7.	Shareholders’ Equity

Ordinary Shares — The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At December 31, 2015, there were 50,000,000 Class A ordinary shares outstanding, including 47,646,408 shares subject to possible redemption, and 12,500,000 Class B ordinary shares outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares. At December 31, 2015, no preferred shares were outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, management’s report is not subject to attestation by our independent registered public accounting firm.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Jeff Sagansky	64	President and Chief Executive Officer and Director
Eli Baker	41	Vice President, General Counsel and Secretary
James A. Graf	51	Vice President, Chief Financial Officer and Treasurer
Dennis A. Miller	58	Director
Fredric D. Rosen	72	Director
James M. McNamara	62	Director

Jeff Sagansky has been our Director since June 26, 2015 and our President and Chief Executive Officer since August 6, 2015. Mr. Sagansky currently serves as co-founder and chairman of Hemisphere Capital Management LLC, a private motion picture and television finance company, deploying more than $300 million in debt and, equity across four investment funds. Mr. Sagansky co-founded, together with Harry E. Sloan, Global Eagle Acquisition, which completed its business combination with Row 44 and AIA in January 2013. GEE currently is a NASDAQ-listed worldwide provider of media content, connectivity systems and operational data solutions to the travel industry. Mr. Sagansky served as Global Eagle Acquisition’s president from February 2011 through January 2013. He also co-founded, together with Mr. Sloan, Silver Eagle, which invested approximately $273.3 million in Videocon d2h in exchange for equity shares of Videocon d2h represented by ADSs in March 2015. Videocon d2h is a NASDAQ-listed leading direct-to-home pay-TV service provider in India. Mr. Sagansky served as Silver Eagle’s president from April 2013 through March 2015.

Mr. Sagansky was formerly chief executive officer and then vice chairman of Paxson Communications Corporation from 1998 to 2003, where he launched the PAX TV program network in 1998. Under his leadership, PAX TV became a highly rated family-friendly television network with distribution growing from 60% of U.S. television households to almost 90% in only four years. In addition, Mr. Sagansky drove substantial improvement in the network’s financial performance with compounded annual revenue growth of 24% and compounded annual gross income growth of 30% from 1998 to 2002. Prior to joining Pax, Mr. Sagansky was co-president of Sony Pictures Entertainment, or SPE, from 1996 to 1998 where he was responsible for SPE’s strategic planning and worldwide television operations. While at SPE, he spearheaded SPE’s acquisition, in partnership with Liberty Media Corporation and other investors, of Telemundo Network Group, LLC, or Telemundo. The transaction generated significant returns for SPE as Telemundo was sold to the National Broadcasting Company, Inc., for over six times its original investment less than three years later. Previously, as executive vice president of Sony Corporation of America, or SCA, Mr. Sagansky oversaw the 1997 merger of SCA’ s Loews Theaters unit with the Cineplex Odeon Corporation to create one of the world’s largest movie theater companies, and the highly successful U.S. launch of the Sony Playstation video game console. Prior to joining SCA, Mr. Sagansky was president of CBS Entertainment from 1990 to 1994, where he engineered CBS’s ratings rise from third to first place in eighteen months. Mr. Sagansky previously served as president of production and then president of TriStar Pictures, where he developed and oversaw production of a wide variety of successful films.

Mr. Sagansky graduated with a BA from Harvard College and an MBA from Harvard Business School. He serves on the boards of Scripps Networks Interactive, Starz Entertainment, GEE and GoEuro and is a director-designate of Videocon d2h.

Eli Baker has been our Vice President, General Counsel and Secretary since July 1, 2015. Mr. Baker is co-managing director and a partner in Hemisphere Capital Management LLC, a private motion picture and television finance company, deploying more than $300 million in debt and equity across four investment funds. In his roles at HCM and WMC, Mr. Baker has arranged co-financing partnerships with both Sony Pictures Entertainment and Paramount Picture Corporation in the establishment of HCM’s “Tent-Pole” fund, which includes titles such as “Men in Black 3” and “World War Z.” Mr. Baker also oversees the HCM and WMC debt and high yield funds, which provide “mezzanine” and “gap” financing, corporate debt and project finance facilities for television, film and digital content. Previously, Mr. Baker served as a principal at Grosvenor Park Investors, a joint venture with Fortress Investment Group where he shared oversight over the special opportunity credit/debt funds in the media space. Mr. Baker was also a director of Silver Eagle. Mr. Baker is a former lawyer, and has served in a legal affairs capacity at various companies in and out of the media/entertainment business, including Lionsgate/Artisan Entertainment, prior to which he practiced international commercial litigation. Mr. Baker earned a Bachelor of Arts degree from the University of California, Berkeley and a Juris Doctor from the University of California at Hastings Law School and is a continuing member of the California State Bar.

James A. Graf has been our Vice President, Chief Financial Officer and Treasurer since July 1, 2015. Mr. Graf served as Silver Eagle’s Vice President, Chief Financial Officer, Treasurer and Secretary from April 11, 2013 through Silver Eagle’s business combination in March 2015 and ultimate liquidation in 2015, and he served as Vice President, Chief Financial Officer, Treasurer and Secretary of Global Eagle Acquisition Corp. from February 2011 to through its business combination in January 2013. He was Vice Chairman of Global Entertainment AG, the German entity holding GEE’s equity in AIA from 2013 – 2014 and Special Advisor to GEE in 2013. He has served as a Special Advisor to Videocon d2h Limited since April 2015. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro-Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became Chief Executive Officer of Praedea Solutions, Inc., an enterprise software company with operations in the United States, Malaysia and Ukraine. The assets of Praedea Solutions, Inc. were sold in 2006 to a Mergent Inc, a wholly-owned subsidiary of Xinhua Finance Ltd., and renamed Mergent Data Technology, Inc., where Mr. Graf served as Chief Executive Officer from 2006 – 2007. Praedea Solutions Inc. was renamed PSI Capital Inc., and currently serves as an investment holding company for Mr. Graf’s private investments in media and technology. Mr. Graf continues to be Chief Executive of PSI Capital Inc. and portfolio companies including ArtistDIRECT. Prior to founding Praedea, Mr. Graf was a managing director at Merrill Lynch, an investment bank, in Singapore from 1998 to 2000 and a consultant to Merrill Lynch in 2001. From 1996 to 1998, Mr. Graf served as a director and then managing director and President of Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1993 to 1996, he was a vice president at Smith Barney in Hong Kong and Los Angeles. From 1987 to 1993, Mr. Graf was an analyst and then associate at Morgan Stanley in New York, Los Angeles, Hong Kong and Singapore. Mr. Graf received a Bachelor of Arts degree from the University of Chicago in 1987.

Dennis A. Miller has been a member of our board of directors since September 10, 2015. Mr. Miller has served on the board of Radio One, Inc. since September 2011 and Storage Upreit Partners, LP since February 2012. From 2005 to August 2011, Mr. Miller was a General Partner of Spark Capital LLC, a venture fund focusing on the media, entertainment and technology industries. In 2000, Mr. Miller became a managing director of Constellation Ventures, the venture partner business anchored by Bear Stearns. From 1998 to 2000, Mr. Miller was Executive Vice President of Lions Gate. Prior to joining Lions Gate, from 1995 to 1998, he was Executive Vice President of SPE. While there, he was responsible for all television operations of SPE and actively involved with strategic planning and new media. From 1990 to 1996, Mr. Miller was Executive Vice President of Turner Network Television, or TNT, a cable television channel, and in 1993 he took on the additional responsibility for the Turner Entertainment Company, a subsidiary of Turner Broadcasting System, Inc. Mr. Miller currently serves on the Board of FitOrbit, Inc., an online fitness company. Mr. Miller received his Juris Doctor from Boalt Law School in 1982 and his Bachelor of Arts degree in political science from the University of California, San Diego in 1978. Mr. Miller’s designation as a director was based upon his twenty years of experience operating and managing media and entertainment businesses and ten years of successfully investing at the intersection of media and technology.

Fredric D. Rosen has been a member of our board of directors since September 10, 2015. Mr. Rosen was the Co-CEO of Outbox Enterprises, LLC, an entity comprised of Outbox Technology, Cirque du Soleil and Anschutz Entertainment Group from September 2010 until February 2012. Mr. Rosen remained a principal in the enterprise until he sold his interests in October 2014. Since February 2012, Mr. Rosen has been a self-employed consultant. Mr. Rosen was the President and CEO of Ticketmaster Group, Inc. from 1982 to 1998. Mr. Rosen served as Chairman and CEO of Stone Canyon Entertainment, an operator of traveling amusement parks, from 2005 to 2008. Mr. Rosen has served as a director of Exari Group, Inc., a provider of cloud-based software for contract management, since May 2011. He served as a director of Prime Focus World, NV, a filmmaking partner to studios and film production companies, from August 2012 to June 2015. Mr. Rosen served as a trustee of Crossroads School for 16 years and was a board member of the Los Angeles Sports and Entertainment Commission for 15 years and now serves on their advisory board. He was a founding board member of the Wallis Annenberg Cultural Center in Beverly Hills and is currently a member of the Board of Governors of Cedars-Sinai Medical Center. Mr. Rosen is also currently a board member of the Pacific Council and The American Academy of Dramatic Arts.

Mr. Rosen received his Bachelor of Arts degree from Clark University in June 1965 and his Juris Doctor from Brooklyn Law School in June 1969. He was admitted and became a member of the New York State Bar in November 1969 and practiced law in New York City from 1972 to 1982. Mr. Rosen’s designation as a director was based upon his decades of experience leading, operating and managing entertainment businesses and his service as chief executive officer and director of several public companies.

James M. McNamara has been a member of our board of directors since September 10, 2015. Mr. McNamara served as a member of Silver Eagle’s board of directors from July 30, 2013 through March 2015. Mr. McNamara also served as a director from May 2011 to January 2013 of GEE. In 2005, Mr. McNamara founded Panamax Films, LLC, a film production company that had an output deal with Lions Gate Films to produce films for the U.S. Latino and Greater Latin American film going audiences, and he is currently its chairman. In 2008, Mr. McNamara joined Cinelatino, Inc., a premium Spanish language film channel in the United States, where he serves as non-executive chairman and, in 2010, he joined as non-executive chairman of Pantelion Films, a Latino Hollywood studio that is a partnership between Lions Gate Entertainment and Grupo Televisa, a Spanish language media company. From 1999 to 2005, Mr. McNamara was president and chief executive officer at Telemundo Communications Group, Inc., the operator of Telemundo, a Spanish-language broadcast network. From April 1996 to June 1998, Mr. McNamara was the president of Universal Television Enterprises, or Universal, a television production company where his responsibilities included domestic syndication first-run programming and international sales. Mr. McNamara joined Universal from New World, where he served as chief executive officer from 1991 to 1995 and senior vice president, executive vice president and then president of New World International from 1986 to 1991. Mr. McNamara served as a director of Jump TV, a leading IPTV company providing a comprehensive suite of technology and services to content owners and aggregators, from 2006 to 2008 as well as SBS from 1996 to 2005 and Film Roman, Inc., a producer of animated television programming, from 1997 to 1999. Mr. McNamara currently serves as a director of Hemisphere Media Group, Inc. and also is contracted to provide development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives, including sponsorship.

Mr. McNamara received his Masters degree from the American Graduate School of International Management and undergraduate degree in business administration and political science from Rollins College. Mr. McNamara’s designation as a director was based upon his twenty-five years of experience as a leading international film and television executive, extensive broadcast experience in the United States and Latin America and wide management experience in both large and small companies.

Director Independence

Our board of directors has determined that Messrs. Miller, Rosen and McNamara are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the NASDAQ listing standards.

Board Committees

Audit Committee

We have an audit committee comprised of Jeff Sagansky, Dennis A. Miller and James M. McNamara. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Dennis A. Miller and James M. McNamara are independent. We have one year from the date our securities were listed on NASDAQ to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee within one year of the Closing Date, at which time Jeff Sagansky will resign from the committee.

Dennis A. Miller serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Dennis A. Miller qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and

•	reviewing and approving all payments made to our existing holders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Miller, Rosen and McNamara. In accordance with Rule 5605(e)(1)(A) of the NASDAQ Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee

We have a compensation committee comprised of Dennis A. Miller, James M. McNamara and Fredric D. Rosen. James M. McNamara serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics that applies to our directors, officers and employees. We have filed copies of our Code of Ethics and our audit committee and compensation committee charters as exhibits to our registration statement in connection with the Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 2121 Avenue of the Stars, Suite 2300, Los Angeles, CA 90067 or by telephone at (310) 209-7280. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Item 11. Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered. We will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and we do not pay directly for such services. Upon completion of our initial business combination or our liquidation, we will cease making these payments. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders in connection with a proposed business combination, to the extent they are known at such time.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

Eli Baker, our Vice President, General Counsel and Secretary, served as a member of the compensation committee of Silver Eagle from July 2014 through the consummation of Silver Eagle’s business combination in March 2015. Jeff Sagansky, our President and Chief Executive Officer and Director, served as president of Silver Eagle from April 2013 through the consummation of Silver Eagle’s business combination in March 2015. Our other executive officers, Jeff Sagansky and James A. Graf, do not currently serve, and in the past year have not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2016, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

The following table is based on 62,500,000 ordinary shares of outstanding at March 30, 2016, of which 50,000,000 were Class A shares and 12,500,000 were Class B shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Double Eagle Acquisition LLC (the Sponsor)(2)(3)	6,337,771	10.1%
Jeff Sagansky(2) (3)	6,337,771	10.1%
Harry E. Sloan(2)	6,087,500	9.7%
Dennis A. Miller(2)	25,000	*
Fredric D. Rosen(2)	25,000	*
James M. McNamara(2)	25,000	*
Alyeska Investment Group, L.P.(4)	4,000,000	6.4%
All directors and executive officers as a group (six individuals)	6,412,771	10.3%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 2121 Avenue of the Stars, Suite 2300, Los Angeles, CA 90067.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.
(3)	Represents 100% of the founder shares held by the Sponsor. Mr. Sagansky has voting and dispositive control over the shares held by the Sponsor.
(4)	According to a Schedule 13G filed on February 16, 2016 on behalf of Alyeska Investment Group, L.P. (“AIGLP”), Alyeska Investment Group, LLC, a Delaware limited liability company (“AIG”), Alyeska Fund 2 GP, LLC, a Delaware limited liability company (“AF2”) and Anand Perekh, an individual, AIGLP, AIG, AF2 and Mr. Perekh share beneficial ownership over the shares reported. The business address for this shareholder is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On July 1, 2015, the Sponsor purchased 12,218,750 Class B ordinary shares, or founder shares, for $25,000, or approximately $.002 per share. On July 29, 2015, the Sponsor transferred 6,109,375 founder shares to Harry E. Sloan for a purchase price of $12,500 (the same per-share purchase price initially paid by the Sponsor). On August 27, 2015, the Sponsor and Mr. Sloan transferred an aggregate of 25,000 founder shares on a pro rata basis to each of the Company’s independent directors at their original purchase price. On August 27, 2015, Mr. Sloan transferred 665,500 founder shares to the Sponsor. On September 10, 2015, the Company effected a share capitalization of approximately .129 shares for each outstanding Class B ordinary share, resulting in the initial shareholders holding an aggregate of 13,800,000 founder shares. The closing of the Public Offering included an initial partial exercise (2,000,000 units) of the overallotment option granted to the underwriters. Following the Public Offering, an aggregate of 1,300,000 of the founder shares (consisting of 1,271,771 shares held by the Sponsor, an aggregate of 9,705 shares held by our independent directors and 18,524 shares held by Mr. Sloan) were surrendered for no consideration due to the partial exercise by the underwriters of their over-allotment option. In the event the full overallotment option is not exercised in full, a portion of the founder shares will be forfeited so they will equal 20% of the expanded equity capital of the Company.

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

Private Placement Warrants

The Sponsor, Harry E. Sloan and the Company’s independent directors purchased from the Company 19,500,000 warrants in the aggregate at a price of $0.50 per warrant (an aggregate purchase price of $9.75 million) in the Private Placement. Each private placement warrant entitles the holder to purchase one-half of one Class A ordinary share at $5.75 per one-half share ($11.50 per whole share). The purchase price of the private placement warrants has been added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Company’s initial business combination. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, and they will be non-redeemable so long as they are held by the initial purchasers of the private placement warrants or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers of the private placement warrants or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants sold in the Public Offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold in the Public Offering and have no net cash settlement provisions.

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

Accrued Offering Costs

The Company has $53,000 due to a shareholder for advances made to pay offering expenses. The balance is non-interest bearing and included in accounts payable and accrued offering costs as of December 31, 2015.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	June 26, 2015 (date of inception) to December 31, 2015
Audit Fees(1)		$74,000
Audit-Related Fees(2)	$
Tax Fees(3)	$
All Other Fees(4)	$
Total Fees		$74,000

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2) Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4) All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was not formed until September 10, 2015. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by WithumSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

The exhibits listed in the Exhibit Index following the signature page are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016	DOUBLE EAGLE ACQUISITION CORP.

	By:	/s/ Jeff Sagansky
Name: Jeff Sagansky
Title: President and Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY

The undersigned directors and officers of Double Eagle Acquisition Corp. hereby constitute and appoint each of James A. Graf and Jeff Sagansky, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Jeff Sagansky	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Jeff Sagansky

/s/ James A. Graf	Vice President, Chief Financial Officer and Treasurer (Principal	March 30, 2016
James A. Graf	Financial Officer and Principal Accounting Officer)

/s/ Dennis A. Miller	Director	March 30, 2016
Dennis A. Miller

/s/ Fredric D. Rosen	Director	March 30, 2016
Fredric D. Rosen

/s/ James M. McNamara	Director	March 30, 2016
James M. McNamara

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
4.4	Warrant Agreement between Double Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of September 10, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(a)	Letter Agreement among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC, Jeff Sagansky, James A. Graf and Eli Baker, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(b)	Letter Agreement between Double Eagle Acquisition Corp. and Dennis A. Miller, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(c)	Letter Agreement between Double Eagle Acquisition Corp. and Fredric D. Rosen, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(d)	Letter Agreement between Double Eagle Acquisition Corp. and James M. McNamara, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(e)	Letter Agreement between Double Eagle Acquisition Corp. and Harry E. Sloan, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.2	Investment Management Trust Agreement between Double Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.3	Private Placement Warrant Purchase Agreement among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC, Harry E. Sloan, Dennis A. Miller, James M. McNamara, Fredric D. Rosen, the Sara L. Rosen Trust, the Samuel N. Rosen 2015 Trust and the Fredric D. Rosen IRA, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.4	Registration Rights Agreement among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC and the Holders signatory thereto, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.5	Promissory Note, dated as of July 1, 2015, issued to Double Eagle Acquisition LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

