Form 10-Q
period 2016-03-31
Double Eagle Acquisition Corp.
filed 2016-05-16
CIK 1647088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Yes ☒             No ☐

As of May 11, 2016, the registrant had 50,000,000 of its Class A ordinary shares, par value $0.0001 per share, outstanding, and 12,500,000 of its Class B ordinary shares outstanding.

DOUBLE EAGLE ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS:
Current asset:
Cash	$728,509	$1,007,861

Cash and investments held in Trust Account	500,320,412	500,089,682
Total Assets	$501,048,921	$501,097,543

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities – Accounts payable and accrued offering costs:	$131,582	$133,460

Deferred underwriting compensation	19,500,000	19,500,000

Total liabilities	19,631,582	19,633,460

Class A Common stock subject to possible redemptions; 47,641,733 shares and 47,646,408 shares at March 31, 2016 and December 31, 2015, respectively	476,417,330	476,464,080

Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 Class A ordinary shares authorized, 2,358,267 shares and 2,353,592 Class A shares issued and outstanding excluding 47,641,733 and 47,646,408 redeemable shares, at March 31, 2016 and December 31, 2015, respectively	235	235
Class B common stock, $0.0001 par value, 20,000,000 Class B ordinary shares authorized; 12,500,000 Class B shares issued and outstanding at March 31, 2016 and December 31, 2015	1,250	1,250
Additional paid-in capital	5,066,076	5,019,326
Accumulated deficit	(67,552)	(20,808)
Total shareholders’ equity, net	5,000,009	5,000,003
Total liabilities and shareholders’ equity	$501,048,921	$501,097,543

See accompanying notes to condensed financial statements.

1

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

For the three months ended March 31, 2016
Revenue	$-
General and administrative expenses	277,474
Loss from operations	(277,474)
Other income - interest on Trust Account	230,730
Net loss attributable to ordinary shares	$(46,744)

Weighted average ordinary shares outstanding:
Basic and diluted	14,853,644
Net loss per common share:
Basic and diluted	$(0.00)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended to March 31, 2016

(unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2015	2,353,592	$235	12,500,000	$1,250	$5,019,326	$(20,808)	$5,000,003

Adjustment to common stock subject to redemption	4,675	-	-	-	46,750	-	46,750
Net loss attributable to stockholders for the period ended March 31, 2016	-	-	-		-	(46,744)	(46,744)
Balance as of March 31, 2016	2,358,267	$235	12,500,000	$1,250	$5,066,076	$(67,552)	$5,000,009

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the Three Months Ended March 31, 2016
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(46,744)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Decreases in accounts payable	(1,878)

Net cash used in operating activities	(48,622)

Cash flows from investing activities:
Trust income reinvested in trust	(230,730)
Net cash used in investing activities	(230,730)

Decrease in cash during period	(279,352)
Cash at beginning of period	1,007,861
Cash at end of period	$728,509

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
Notes to Condensed Financial Statements

1.	Organization and Business Operations

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 10, 2015. The Company consummated the Public Offering on September 16, 2015, and, simultaneously with the closing of the Public Offering, the Sponsor, Harry E. Sloan and the Company’s independent directors (and/or one or more of their state planning vehicles) purchased an aggregate of 19,500,000 warrants in a private placement at a price of $0.50 per warrant, generating gross proceeds, before expenses, of $9,750,000 (Note 4).

Upon the closing of the Public Offering and the private placement, $500,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) (discussed below). The closing of the Public Offering included an initial partial exercise (2,000,000 units) of the overallotment option granted to the underwriters.

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

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2016 and the results of operations and cash flows for the periods presented. Certain information and disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

Net Loss Per Ordinary Share

Basic net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of ordinary shares outstanding, plus, to the extent dilutive, the incremental number of ordinary shares to settle private placement warrants held by the Sponsor, as calculated using the treasury stock method. For the period presented, the weighted average of these shares was excluded from the calculation of diluted loss per ordinary share because their inclusion would not have been dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share. The Company did not utilize the two class method to compute earnings per share as the Class A and Class B shareholders share equally in the losses of the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of approximately $28,290,000, consisting principally of underwriter discounts of $27,500,000 (including approximately $19,500,000 of which payment is deferred) and approximately $790,000 of professional, printing, filing, regulatory and other costs were charged to shareholders’ equity upon completion of the Public Offering. Approximately $30,960 and $110,000 of such offering expenses were accrued and unpaid at March 31, 2016 and December 31, 2015, respectively.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 50,000,000 Class A ordinary shares sold as parts of the Units in the Public Offering contain a redemption feature which allows for the redemption of Class A ordinary shares under the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provide that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital. Accordingly, at March 31, 2016 and December 31, 2015, 47,641,733 and 47,646,408, respectively of the 50,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of March 31, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company could be subject to income tax examinations by major taxing authorities from inception.

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

Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering.  For the period presented, the Company incurred $45,000 of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

6.	Trust Account and Fair Value Measurements

As of March 31, 2016 and December 31, 2015, investment securities in the Company Trust Account consisted of $500,319,883 and $500,080,274 in United States Treasury Bills and another $529 and $9,408 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of March 31, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross unrealized Holding Gains (Losses)	Quoted prices in Active Markets (Level 1)

U.S. Government Treasury Securities as of March 31, 2016(1)	$500,319,883	$(26,283)	$500,293,600

U.S. Government Treasury Securities as of December 31, 2015(2)	$500,080,274	$20,595	$500,100,869

(1)	Maturity dates ranging from July 7, 2016 to July 21, 2016
(2)	Maturity dated March 31, 2016

7.	Shareholders’ Equity

Ordinary Shares — The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At March 31, 2016 and December 31, 2015, there were 50,000,000 Class A ordinary shares outstanding, including 47,641,733 and 47,646,408 shares subject to possible redemption, and 12,500,000 Class B ordinary shares outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares. At March 31, 2016 and December 31, 2015, no preferred shares were outstanding.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our prospectus dated September 10, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2015. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

At March 31, 2016, we held cash of $728,509 , current liabilities of $131,582 and deferred underwriting compensation of $19,500,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2016, we incurred a loss from operations of $46,744. Our business activities from Inception through March 31, 2016 consisted solely of completing our Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $500,000,000 and $9,750,000, respectively, for an aggregate of $509,750,000. $500,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Closing Date, the remaining $9,750,000 was held outside of the Trust Account, of which $8,000,000 was used to pay underwriting discounts. $20,000 in offering expenses were paid by the Sponsor prior to the Public Offering in exchange for founder shares and approximately $30,960 in offering expense were accrued and unpaid by the Company as of March 31, 2016. In the future, a portion of the interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At March 31, 2016, funds held in the Trust Account consisted solely of investments solely in short term treasury securities and cash deposits.

At March 31, 2016, we had cash held outside of the Trust Account of $728,509, which is available to fund our working capital requirements and accrued offering expenses.

At March 31, 2016, we had current liabilities of $131,582, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and sale of Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after March 31, 2016 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of them would be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account would be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

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

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of approximately $790,000, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $27,500,000, were charged to additional paid-in capital at the Closing Date.

Redeemable Ordinary Shares

All 50,000,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less income taxes payable, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at March 31, 2016, 47,641,733 of our 50,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At March 31, 2016, we had outstanding warrants for the purchase of up to 34,750,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would not have been dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

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

At March 31, 2016, $500,320,412 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Closing Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $19,500,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Proceeds of $500,000,000 from the Public Offering and simultaneous sale of the Private Placement Warrants, including deferred underwriting compensation of $19,500,000, are held in the Trust Account at March 31, 2016. We paid $8,000,000 in underwriting discounts and incurred offering costs of approximately $795,000 related to the Public Offering. In addition, the Underwriters agreed to defer $19,500,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. There has been no material change in the planned use of proceeds from the Public Offering as described in our Prospectus dated September 10, 2015 which was filed with the SEC.

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

Date: May 16, 2016

/s/ Jeff Sagansky
Name: Jeff Sagansky
Title: President and Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Vice President, Chief Financial Officer and Treasurer (principal financial officer)

