Form 10-Q
period 2016-06-30
Double Eagle Acquisition Corp.
filed 2016-08-15
CIK 1647088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Yes ☒          No ☐

As of August 12, 2016, the registrant had 50,000,000 of its Class A ordinary shares, par value $0.0001 per share, outstanding, and 12,500,000 of its Class B ordinary shares outstanding.

PART I – FINANCIAL INFORMATION

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS:
Current asset:
Cash	$495,015	$1,007,861

Cash and investments held in Trust Account	500,589,167	500,089,682
Total assets	$501,084,182	$501,097,543

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities – Accounts payable and accrued offering costs	$25,639	$133,460

Deferred underwriting compensation	19,500,000	19,500,000

Total liabilities	19,525,639	19,633,460

Class A ordinary shares subject to possible redemptions; 47,655,854 shares and 47,646,408 shares at June 30, 2016 and December 31, 2015, respectively	476,558,540	476,464,080

Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 380,000,000 Class A ordinary shares authorized, 2,344,146 shares and 2,353,592 Class A shares issued and outstanding excluding 47,655,854 and 47,646,408 redeemable shares, at June 30, 2016 and December 31, 2015, respectively	234	235
Class B ordinary shares, $0.0001 par value, 20,000,000 Class B ordinary shares authorized; 12,500,000 Class B shares issued and outstanding at June 30, 2016 and December 31, 2015	1,250	1,250
Additional paid-in capital	4,924,867	5,019,326
Retained earnings (accumulated deficit)	73,652	(20,808)
Total shareholders’ equity	5,000,003	5,000,003
Total liabilities and shareholders’ equity	$501,084,182	$501,097,543

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Period from June 26, 2015 (inception) to June 30, 2015
Revenue	$-	$-	$-
General and administrative expenses	127,551	405,025	5,000
Loss from operations	(127,551)	(405,025)	(5,000)
Other income - interest on Trust Account	268,755	499,485	-
Net income (loss) attributable to ordinary shares	$141,204	$94,460	$(5,000)

Weighted average ordinary shares outstanding:
Basic and diluted	14,858,112	14,855,890	13,800,000
Net income (loss) per ordinary share:
Basic and diluted	$0.01	$0.01	$(0.00)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended to June 30, 2016

(unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-in	Retained Earnings	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity

Balance as of December 31, 2015	2,353,592	$235	12,500,000	$1,250	$5,019,326	$(20,808)	$5,000,003

Adjustment to ordinary shares subject to redemption	(9,446)	(1)	-	-	(94,459)	-	(94,460)
Net income attributable to ordinary shares for the period ended June 30, 2016						94,460	94,460
Balance as of June 30, 2016	2,344,146	$234	12,500,000	$1,250	$4,924,867	$73,652	$5,000,003

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30, 2016	Period from June 26, 2015 (inception) to June 30, 2015
Cash flows from operating activities:
Net income (loss) attributable to ordinary shares	$94,460	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operations
Changes in operating assets and liabilities:		(20,000)
Decreases in accounts payable and accrued offering costs	(107,821)	25,000

Net cash used in operating activities	(13,361)	-

Cash flows from investing activities:
Trust income reinvested in trust	(499,485)	-
Net cash used in investing activities	(499,485)	-

Decrease in cash during period	(512,846)	-
Cash at beginning of period	1,007,861	-
Cash at end of period	$495,015	$-
Supplemental Schedule of Non-Cash Financing Activities:
Formation and offering costs paid by sponsor in exchange for founder shares	$-	$25,000

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.

Notes to Condensed Financial Statements

1.	Organization and Business Operations

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

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2016 and the results of operations and cash flows for the periods presented. Certain information and disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

Net Income (Loss) Per Ordinary Share

Basic net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income/loss per share is computed by dividing net income (loss) per share by the weighted average number of ordinary shares outstanding, plus, to the extent dilutive, the incremental number of ordinary shares to settle private placement warrants held by the Sponsor, as calculated using the treasury stock method. For the period presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per ordinary share because their inclusion would not have been dilutive. As a result, dilutive income (loss) per ordinary share is equal to basic income (loss) per ordinary share. The Company did not utilize the two class method to compute earnings per share as the Class A and Class B shareholders share equally in the losses of the Company.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital. Accordingly, at June 30, 2016 and December 31, 2015, 47,655,854 and 47,646,408, respectively of the 50,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of June 30, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company could be subject to income tax examinations by major taxing authorities from inception.

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

Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering.  For the three months and six months ended June 30, 2016, the Company incurred $45,000 and $90,000, respectively of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

6.	Trust Account and Fair Value Measurements

As of June 30, 2016 and December 31, 2015, investment securities in the Company Trust Account consisted of $500,588,638 and $500,080,274, respectively, in United States Treasury Bills and another $529 and $9,408, respectively, held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of June 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross unrealized Holding Gains	Quoted prices in Active Markets (Level 1)

U.S. Government Treasury Securities as of June 30, 2016(1)	$500,588,638	$17,885	$500,606,523

U.S. Government Treasury Securities as of December 31, 2015(2)	$500,080,274	$20,595	$500,100,869

(1)	Maturity dates ranging from July 7, 2016 to July 21, 2016

(2)	Maturity dated March 31, 2016

7.	Shareholders’ Equity

Ordinary Shares — The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At June 30, 2016 and December 31, 2015, there were 50,000,000 Class A ordinary shares outstanding, including 47,655,854 and 47,646,408 shares subject to possible redemption, and 12,500,000 Class B ordinary shares outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares. At June 30, 2016 and December 31, 2015, no preferred shares were outstanding.

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

At June 30, 2016, we held cash of $495,015, current liabilities of $25,639 and deferred underwriting compensation of $19,500,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2016, the six months ended June 30, 2016 and the period from June 26, 2015 (inception) to June 30, 2015, we had income (loss) from operations of $141,204, $94,460 and ($5,000), respectively. Our business activities from Inception through June 30, 2016 consisted solely of completing our Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $500,000,000 and $9,750,000, respectively, for an aggregate of $509,750,000. $500,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Closing Date, the remaining $9,750,000 was held outside of the Trust Account, of which $8,000,000 was used to pay underwriting discounts. $20,000 in offering expenses were paid by the Sponsor prior to the Public Offering in exchange for founder shares. In the future, a portion of the interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At June 30, 2016, funds held in the Trust Account consisted solely of investments solely in short term treasury securities and cash deposits.

At June 30, 2016, we had cash held outside of the Trust Account of $495,015, which is available to fund our working capital requirements and accrued offering expenses.

At June 30, 2016, we had current liabilities of $25,639, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and sale of Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after June 30, 2016 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of them would be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account would be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

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

Redeemable Ordinary Shares

All 50,000,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less income taxes payable, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at June 30, 2016, 47,655,854 of our 50,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At June 30, 2016, we had outstanding warrants for the purchase of up to 34,750,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income (loss) per ordinary share is equal to basic net income (loss) per ordinary share.

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

At June 30, 2016, $500,589,167 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Closing Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $19,500,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Forfeiture Letter, dated as of March 29, 2016, from Dennis Miller to the Company.
10.2	Forfeiture Letter, dated as of May 3, 2016, from Frederic Rosen to the Company.
10.3	Forfeiture Letter, dated as of April 12, 2016, from James McNamara to the Company.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE EAGLE ACQUISITION CORP.

Date: August 15, 2016

/s/ Jeff Sagansky
Name: Jeff Sagansky
Title: President and Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Vice President, Chief Financial Officer and Treasurer (principal financial officer)

