Form 10-Q
period 2016-09-30
Double Eagle Acquisition Corp.
filed 2016-11-14
CIK 1647088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Yes ☒             No ☐

As of November 11, 2016, the registrant had 50,000,000 of its Class A ordinary shares, par value $0.0001 per share, outstanding, and 12,500,000 of its Class B ordinary shares outstanding.

PART I – FINANCIAL INFORMATION

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$345,429	$1,007,861
Prepaid Costs	99,242	—
Total Current Assets	444,671	1,007,861

Cash and investments held in Trust Account	500,917,479	500,089,682

Total assets	$501,362,150	$501,097,543

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities – Accounts payable and accrued expenses:	$112,671	$133,460

Deferred underwriting compensation	19,500,000	19,500,000

Total liabilities	19,612,671	19,633,460

Class A Ordinary shares subject to possible redemptions; 47,674,947 shares and 47,646,408 shares at September 30, 2016 and December 31, 2015, respectively	476,749,470	476,464,080

Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 380,000,000 Class A ordinary shares authorized, 2,325,053 shares and 2,353,592 Class A shares issued and outstanding excluding 47,674,947 and 47,646,408 redeemable shares at September 30, 2016 and December 31, 2015, respectively	233	235
Class B ordinary shares, $0.0001 par value, 20,000,000 Class B ordinary shares authorized; 12,500,000 Class B shares issued and outstanding at September 30, 2016 and December 31, 2015	1,250	1,250
Additional paid-in capital	4,733,938	5,019,326
Retained earnings (accumulated deficit)	264,588	(20,808)
Total shareholders’ equity	5,000,009	5,000,003
Total liabilities and shareholders’ equity	$501,362,150	$501,097,543

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Period from June 26, 2015 (inception) to September 30, 2015
Revenue	$—	$—	$—	$—
General and administrative expenses	137,376	10,889	542,401	15,889
Loss from operations	(137,376)	(10,889)	(542,401)	(15,889)
Other income, interest on Trust Account	328,313	1,096	827,797	1,096
Net income (loss) attributable to ordinary shares	$190,937	$(9,793)	$285,396	$(14,793)

Weighted average ordinary shares outstanding
Basic	14,848,938	14,318,384	14,851,863	14,301,662
Diluted	62,500,000	14,318,384	62,500,000	14,301,662

Net income (loss) per ordinary share
Basic	$0.01	$(0.00)	$0.02	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended to September 30, 2016

(unaudited)

	Ordinary shares Class A		Ordinary shares Class B		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance as of December 31, 2015	2,353,592	$235	12,500,000	$1,250	$5,019,326	$(20,808)	$5,000,003

Adjustment to ordinary shares subject to redemption	(28,539)	(2)	-	-	(285,388)	-	(285,390)
Net income attributable to shareholders	-	-	-	-	-	285,396	285,396
Balance as of September 30, 2016	2,325,053	$233	12,500,000	$1,250	$4,733,938	$264,588	$5,000,009

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30, 2016	Period from June 26, 2015 (inception) through September 30, 2015
Cash flows from operating activities:
Net income (loss) attributable to ordinary shares	$285,396	$(14,793)
Adjustments to reconcile net income (loss) to net cash provided by operations
Changes in operating assets and liabilities:
Increases in prepaid costs	(99,242)	5,000
Decreases in accounts payable and accrued expenses	(20,789)	10,889

Net cash provided by operating activities	165,365	1,096

Cash flows from investing activities:	-
Cash deposited in trust account	-	(500,000,000)
Trust income reinvested in trust	(827,797)	(1,096)
Net cash used in investing activities	(827,797)	(500,001,096)

Cash flows from financing activities:
Proceeds from sale of Public Offering Units	-	500,000,000
Proceeds from sale of Private Placement Units		9,750,000
Payments of underwriting discounts	-	(8,000,000)
Net cash provided by financing activities	-	501,750,000

(Decrease)/Increase in cash during period	(662,432)	1,750,000
Cash at beginning of period	1,007,861	-
Cash at end of period	$345,429	$1,750,000

Supplemental Schedule of Non-Cash Financing Activities;
Deferred underwriters’ commission	$-	$19,500,000
Accrued offering costs	$-	$774,000
Formation and offering costs paid by sponsor in exchange for shares	$-	$25,000

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.

Notes to Condensed Financial Statements

1.	Organization and Business Operations

Incorporation

Double Eagle Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on June 26, 2015. The functional currency of the Company is the United States dollar.

Sponsor

The Company’s sponsor is Double Eagle Acquisition LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company's fiscal year end is December 31.

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

Liquidation and Going Concern

The Company has 24 months from the closing of the Public Offering (until September 16, 2017) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The Sponsor, Harry E. Sloan and the Company’s executive officers and independent directors (the “initial shareholders”) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after September 16, 2017.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2016 and the results of operations and cash flows for the periods presented. Certain information and disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

Net Income (Loss) Per Ordinary Share

Basic net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income/loss per share is computed by dividing net income (loss) per share by the weighted average number of ordinary shares outstanding (including shares subject to redemption), plus, to the extent dilutive, the incremental number of ordinary shares to settle private placement warrants held by the Sponsor, as calculated using the treasury stock method. An aggregate of 47,674,947 shares of Class A ordinary shares subject to possible redemption at September 30, 2016 have been excluded from the calculation of basic income (loss) per ordinary shares since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The shares are included within the diluted per share calculation. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital. Accordingly, at September 30, 2016 and December 31, 2015 47,674,947 and 47,646,408, respectively of the 50,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of September 30, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company could be subject to income tax examinations by major taxing authorities from inception.

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

Private Placement Warrants

The Sponsor, Harry E. Sloan and the Company’s independent directors (and/or one or more of their estate planning vehicles) purchased from the Company 19,500,000 warrants in the aggregate at a price of $0.50 per warrant (an aggregate purchase price of $9.75 million) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one Class A ordinary share at $5.75 per one-half share ($11.50 per whole share). The purchase price of the Private Placement Warrants has been added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

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

Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering.  For the three and nine months ended September 30, 2016, the Company incurred $45,000 and $135,000, respectively of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

6.	Trust Account and Fair Value Measurements

As of September 30, 2016 and December 31, 2015, investment securities in the Company Trust Account consisted of $500,916,049 and $500,080,274, respectively in United States Treasury Bills and another $1,430 and $9,408, respectively held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of September 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross unrealized Holding Gains	Quoted prices in Active Markets (Level 1)

U.S. Government Treasury Securities as of September 30, 2016(1)	$500,916,049	$52,869	$500,968,918

U.S. Government Treasury Securities as of December 31, 2015(2)	$500,080,274	$20,595	$500,100,869

(1)	Maturity dates ranging from October 13, 2016 to November 10, 2016

(2)	Maturity dated March 31, 2016

7.	Shareholders’ Equity

Ordinary Shares — The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At September 30, 2016 and December 31, 2015, there were 50,000,000 Class A ordinary shares outstanding, including 47,674,947 and 47,646,408 shares subject to possible redemption, and 12,500,000 Class B ordinary shares outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares. At September 30, 2016 and December 31, 2015, no preferred shares were outstanding.

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

At September 30, 2016, we held cash and cash equivalents of $345,429, current liabilities of $112,671 and deferred underwriting compensation of $19,500,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three and nine months ended September 30, 2016 and the period from June 26, 2015 (inception) to September 30, 2015, we had income (loss) from operations of $190,937, $285,396 and ($14,793), respectively. Our business activities from Inception through September 30, 2016 consisted solely of completing our Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $500,000,000 and $9,750,000, respectively, for an aggregate of $509,750,000. $500,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Closing Date, the remaining $9,750,000 was held outside of the Trust Account, of which $8,000,000 was used to pay underwriting discounts. $20,000 in offering expenses were paid by the Sponsor prior to the Public Offering in exchange for founder shares. In the future, a portion of the interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At September 30, 2016, funds held in the Trust Account consisted solely of investments solely in short term treasury securities and cash deposits.

At September 30, 2016, we had cash and cash equivalents held outside of the Trust Account of $345,429, which is available to fund our working capital requirements and accrued offering expenses.

At September 30, 2016, we had current liabilities of $112,671, largely due to short term financing of our directors and offices liability insurance and amounts owed to professionals, consultants, advisors and others who performed services or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after September 30, 2016 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of them would be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no funds may be withdrawn from the Trust Account for such repayment unless and until we complete an initial business combination. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

We have 24 months from the Closing Date (until September 16, 2017) to complete a Business Combination. If we do not complete a Business Combination within this time period, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Redeemable Ordinary Shares

All 50,000,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less income taxes payable, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2016, 47,674,947 of our 50,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2016, we had outstanding warrants for the purchase of up to 34,750,000 Class A ordinary shares. An aggregate of 47,674,947 shares of Class A ordinary shares subject to possible redemption at September 30, 2016 have been excluded from the calculation of basic income (loss) per ordinary shares since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The shares are included within the diluted per share calculation. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

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

At September 30, 2016, $500,917,479 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Closing Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $19,500,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Date: November 14, 2016

/s/ Jeff Sagansky
Name: Jeff Sagansky
Title: President and Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Vice President, Chief Financial Officer and Treasurer (principal financial officer)

