Form 10-K
period 2016-12-31
Double Eagle Acquisition Corp.
filed 2017-03-16
CIK 1647088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $489,500,000.

As of March 16, 2017, the Registrant had 50,000,000 if its Class A ordinary shares, $0.0001 par value per share, and 12,500,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

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

Upon the closing of the Public Offering and the Private Placement, $500,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay income taxes, if any, our amended and restated memorandum and articles of association provide that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination or (ii) the redemption of the Company’s public shares if the Company is unable to complete a business combination by September 16, 2017, subject to applicable law. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $19,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $790,000 in expenses relating to the Public Offering, approximately $1,000,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2016 and 2015, there was $501,340,910 and $500,089,682, respectively, in investments and cash held in the Trust Account and $188,063 and $1,007,861, respectively, of cash held outside the Trust Account available for working capital purposes. As of December 31, 2016, no funds had been withdrawn from the Trust Account for taxes.

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

Redemption of public shares and liquidation if no initial business combination

The Sponsor, our executive officers and directors have agreed that we will have until September 16, 2017 to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

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

The requirement that we complete our initial business combination by September 16, 2017 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by September 16, 2017. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by September 16, 2017, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by September 16, 2017. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 16, 2017, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by September 16, 2017, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on the NASDAQ Capital Market (“NASDAQ”). We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must hold an annual meeting of shareholders each year and maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

If the net proceeds of the Public Offering not being held in the Trust Account are insufficient to allow us to operate until September 16, 2017, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until September 16, 2017, assuming that our initial business combination is not completed during that time. We cannot assure you that we will have enough funds available to us outside of the Trust Account to allow us to operate until at least September 16, 2017. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination, our public shareholders who invested in our initial public offering may be forced to wait up to 24 months before redemption from our Trust Account.

If we are unable to consummate our initial business combination by September 16, 2017, the proceeds then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less income taxes payable, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (2013 Revision) of the Cayman Islands as the same may be amended from time to time (the “Companies Law”). In that case, investors in our initial public offering may be forced to wait beyond 24 months before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

We may be a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of a U.S. Holder (as defined herein) of our units, Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Because we are a blank check company, with no current active business, we believe that we met the PFIC asset and income test for our initial taxable year ended December 31, 2016. However, our PFIC status for our initial taxable year ended December 31, 2016 and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our initial taxable year ended December 31, 2016 or any subsequent taxable year. Moreover, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

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

Although none of our executive officers or directors is currently associated with other blank check companies, certain members of our management team were affiliated with Silver Eagle Acquisition Corp. and Global Eagle Acquisition Corp., two blank check companies that completed business combinations in March 2015 and January 2013, respectively. Mr. Sagansky is an independent director of Global Eagle Entertainment Inc. (the successor to Global Eagle Acquisition Corp. after its initial business combination), and is an independent director of for Videocon d2h Limited (the successor to Silver Eagle Acquisition Corp. after its initial business combination). Mr. Graf serves as a special advisor to Videocon d2h Limited and is an alternate independent director. Further, our executive officers and directors may in the future become affiliated with entities, including, among others, blank check companies or public and private companies, private equity funds, venture capital funds, hedge funds and other investment vehicles and capital pools, which may be engaged in business activities similar to those intended to be conducted by us. Additionally, our executive officers and directors may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they then owe fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, which could have a negative impact on our ability to successfully complete our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 3. Legal Proceedings.

As of December 31, 2016 there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants listed on NASDAQ under the symbols “EAGLU,” “EAGL” and “EAGLW”, respectively.

The following table includes the high and low bids for our units, Class A ordinary shares and warrants for the periods presented.

	Units(1)		Class A Ordinary Shares(2)		Warrants(3)
	High	Low	High	Low	High	Low
2016
Fourth Quarter	$10.50	$10.50	$9.95	$9.95	$0.47	$0.47
Third Quarter	10.29	10.29	9.90	9.90	0.40	0.38
Second Quarter	9.98	9.98	9.79	9.79	0.21	0.21
First Quarter	$10.04	$10.00	9.72	$9.72	0.38	0.38
2015
Fourth Quarter	$10.40	$9.90	$9.95	$9.95	$0.75	$0.30
Third Quarter	10.29	10.00	—	—	—	—

(1)	Our units began trading on NASDAQ on September 11, 2015. The figures for the third quarter of 2015 are for the period from September 16, 2015 through September 30, 2015.

(2)	Our Class A ordinary shares and warrants began separate trading on NASDAQ on November 5, 2015. The figures for the fourth quarter of 2015 are for the period from November 5, 2015 through December 31, 2015.

(3)	Our warrants began separate trading on NASDAQ on November 5, 2015. The figures for the fourth quarter of 2015 are for the period from November 5, 2015 through December 31, 2015.

Holders

As of December 31, 2016, there was one holder of record of our units, one holder of record of our Class A ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Performance Graph

The graph below compares the cumulative total return of our Class A ordinary shares (the solid line in chart below) from December 31, 2015, through December 31, 2016, with the comparable cumulative return of two indices, the S&P 500 Index (the dash line in the chart below) and the Dow Jones Industrial Average Index (the long dash and dot line in chart below). The graph plots the growth in value of an initial investment in each of our Class A ordinary shares, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

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

Net proceeds of $500,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of approximately $19,500,000, are held in the Trust Account at December 31, 2016. We paid $8,000,000 in underwriting discounts and incurred offering costs of approximately $790,000 related to the Public Offering. In addition, the Underwriters agreed to defer approximately $19,500,000 in underwriting discounts, which amount will be payable when and if a business combination is consummated. We also repaid $200,000 in non-interest bearing advances made to us by Harry Sloan to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated September 10, 2015 which was filed with the SEC.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Form 10-K. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31, 2016	For the Period Ended June 26, 2015 (date of inception) to December 31, 2015
Statement of Operations Data:
Revenues	$—	$—
General and administrative expenses	688,567	110,490
Loss from operations	(688,567)	(110,490)
Other income - interest on Trust Account	1,251,227	89,682
Net loss attributable to ordinary shares	$562,660	(20,808)

Weighted average ordinary shares outstanding (excluding shares subject to possible redemption):
Basic	14,845,029	13,832,830
Diluted	62,500,000	13,832,830

Net loss per ordinary share:
Basic	$0.05	0.00
Diluted	$0.01	0.00

	December 31, 2016	December 31, 2015
Balance Sheet Data:
Cash	$188,063	1,007,861
Prepaid Expenses	73,441	-
Cash and investments held in Trust Account	501,340,910	500,089,682
Total assets	$501,602,414	501,097,543
Class A ordinary shares subject to possible redemption: 47,702,674 shares (at redemption value of approximately $10.00 per share)	$477,026,740	476,464,080
Total shareholders’ equity (net)	$5,000,003	5,000,003
Cash Flow Data:
Net cash provided by operating activities	$431,429	7,162
Net cash used in investing activities	$(1,251,227)	(500,089,682)
Net cash provided by financing activities	$-	501,090,381

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

At December 31, 2016, we held cash of $188,063, current liabilities of $75,671 and deferred underwriting compensation of $19,500,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2016, we incurred a loss from operations of $688,567 compared to a loss of $110,490 for the period from June 26, 2015 (date of inception) through December 31, 2015, which was offset by interest income from the trust account of $1,251,227 and $89,682, respectively. Through December 31, 2016, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2016, $501,340,910 was held in the Trust Account (including $19,500,000 of deferred underwriting discounts and commissions and $9,750,000 from the sale of the private placement warrants) and we had cash outside of trust of $188,063 and $75,671 in accounts payable and accrued expenses.

Except for the withdrawal of interest to pay income taxes, if any, our amended and restated memorandum and articles of association provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination or (ii) the redemption of 100% of the Class A ordinary shares included in the units sold in the Public Offering if we are unable to complete our business combination by September 16, 2017, subject to applicable law. Through December 31, 2016, we had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

For the year ended December 31, 2016, we earned $1,251,227 in interest income in the Trust Account, compared to $89,682 for the period from June 26, 2015 (date of inception) through December 31, 2015. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We have also agreed to reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $15,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2016 and for the period from June 26, 2015 (date of inception) through December 31, 2015, the Company paid $180,000 and $52,000, respectively, under this agreement.

Liquidity and Capital Resources

For the year ended December 31, 2016 and for the period from June 26, 2015 (date of inception) through December 31, 2015, we disbursed an aggregate of approximately $688,567 and $110,490, respectively, out of the proceeds of the Public Offering not held in the Trust Account for legal and accounting fees and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous operating expenses.

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

As indicated in the accompanying financial statements, at December 31, 2016, we had outside of trust cash in the amount of $188,063 and $75,671 in accounts payable and accrued expenses.

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

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of approximately $28,290,000, consisting principally of underwriter discounts of $27,500,000 (including approximately $19,500,000 of which payment is deferred) and approximately $790,000 of professional, printing, filing, regulatory and other costs were charged to shareholders' equity upon completion of the Public Offering. Approximately $0 and $100,000 of such offering expenses were accrued but unpaid at December 31, 2016 and 2015, respectively. Accordingly, at December 31, 2016 and 2015, 47,702,674 and 47,646,408 shares, respectively, of the 50,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity at its redemption value.

Redeemable Ordinary Shares

All 50,000,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less income taxes payable, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2016, none of our 50,000,000 Class A ordinary shares were classified outside of permanent equity. The Company did not use the two class method to compute earnings per share as the Class A and Class B shareholders share equally in the losses of the Company.

Net Income (Loss) per Share

Basic net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income/loss per share is computed by dividing net income (loss) per share by the weighted average number of ordinary shares outstanding (including shares subject to redemption), plus, to the extent dilutive, the incremental number of ordinary shares to settle private placement warrants held by the Sponsor, as calculated using the treasury stock method. Class A ordinary shares subject to possible redemption for the periods presented have been excluded from the calculation of basic income (loss) per ordinary shares since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The redeemable shares are included within the diluted per share calculation for the year ended December 31, 2016. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Certain U.S. Federal Income Tax Considerations

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. taxpayer who holds our Class A ordinary shares or warrants, the U.S. taxpayer may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements.

The discussion below of the U.S. federal income tax consequences to “U.S. Holders” will apply to a beneficial owner of our securities that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) a trust if (A) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (B) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be classified as a PFIC for U.S. federal income tax purposes if either (i) at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income or (ii) at least 50% of its assets in a taxable year (ordinarily determined based on fair market value and averaged quarterly over the year), including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that we met the PFIC asset and income test for our initial taxable year ended December 31, 2016. However, pursuant to a startup exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the startup year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the startup exception to us will not be known until a future time. Accordingly, there can be no assurance with respect to our status as a PFIC for our taxable year ended December 31, 2016.

In light of the uncertainty regarding our PFIC status, upon request by a U.S. Holder, we will endeavor to provide information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election (as discussed herein), but there can be no assurance that we will timely provide such required information. If we do not timely provide such required information, a QEF election may not be available to U.S. Holders. There is also no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided. If we do not timely provide such required information, a QEF election may not be available to U.S. Holders.

Although our PFIC status is determined annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held Class A ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants and, in the case of our Class A ordinary shares, the U.S. Holder did not make either a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) Class A ordinary shares, as described below, such U.S. Holder generally will be subject to special rules with respect to (i) any gain recognized by the U.S. Holder on the sale or other disposition of its Class A ordinary shares or warrants and (ii) any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the Class A ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the Class A ordinary shares).

Under these rules:

•	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the Class A ordinary shares or warrants;
•	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;
•	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and
•	an additional tax equal to the interest charge generally applicable to underpayments of tax will be imposed on the U.S. Holder with respect to the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder will avoid the PFIC tax consequences described above in respect to our Class A ordinary shares by making a timely and valid QEF election to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our Class A ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our Class A ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants) and we were a PFIC at any time during the U.S. Holder’s holding period of such warrants, any gain recognized generally will be treated as an excess distribution, taxed as described above. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired Class A ordinary shares (or has previously made a QEF election with respect to our Class A ordinary shares), the QEF election will apply to the newly acquired Class A ordinary shares. Notwithstanding, the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired Class A ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election under the PFIC rules. Under the purging election, the U.S. Holder will be deemed to have sold such shares at their fair market value and any gain recognized on such deemed sale will be treated as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the Class A ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Information Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

If a U.S. Holder has made a QEF election with respect to our Class A ordinary shares, and the excess distribution rules discussed above do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our Class A ordinary shares generally will be taxable as capital gain and no additional tax charge will be imposed under the PFIC rules. As discussed above, if we are a PFIC for any taxable year, a U.S. Holder of our Class A ordinary shares that has made a QEF election will be currently taxed on its pro rata share of our earnings and profits, whether or not distributed for such year. A subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable when distributed to such U.S. Holder. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules. In addition, if we are not a PFIC for any taxable year, such U.S. Holder will not be subject to the QEF inclusion regime with respect to our Class A ordinary shares for such a taxable year.

If we are a PFIC and our Class A ordinary shares constitute “marketable stock,” a U.S. Holder may avoid the adverse PFIC tax consequences discussed above if such U.S. Holder, at the close of the first taxable year in which it holds (or is deemed to hold) our Class A ordinary shares, makes a mark-to-market election with respect to such shares for such taxable year. Such U.S. Holder generally will include for each of its taxable years as ordinary income the excess, if any, of the fair market value of its Class A ordinary shares at the end of such year over its adjusted basis in its Class A ordinary shares. The U.S. Holder also will recognize an ordinary loss in respect of the excess, if any, of its adjusted basis of its Class A ordinary shares over the fair market value of its Class A ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its Class A ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of its Class A ordinary shares will be treated as ordinary income. Currently, a mark-to-market election may not be made with respect to warrants.

The mark-to-market election is available only for “marketable stock,” generally, stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including NASDAQ Capital Market (on which we have listed the Class A ordinary shares), or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our Class A ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. There can be no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide such required information. U.S. Holders are urged to consult their tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621 (whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department. Failure to do so, if required, will extend the statute of limitations until such required information is furnished to the IRS.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares and warrants should consult their own tax advisors concerning the application of the PFIC rules to our securities under their particular circumstances.

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

At December 31, 2016 and 2015 respectively, $501,340,910 and $500,089,682 was held in the Trust Account for the purposes of consummating an initial business combination. If we complete an initial business combination within 24 months after the Closing Date, funds in the Trust Account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $19,500,000 and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities for the year ended December 31, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2016 and for the period from June 26, 2015 (date of inception) to December 31, 2015

	2016
					Year Ended
	First	Second	Third	Fourth	December 31,
	Quarter	Quarter	Quarter	Quarter	2016

General and administrative expenses	$277,474	$127,551	$137,376	$146,166	$688,567
Income (loss) from operations	(277,474)	(127,551)	(137,376)	(146,166)	(688,567)
Other income:
Interest on Trust Account	230,730	268,755	328,313	423,430	1,251,227
Net income (loss)	$(46,744)	$141,204	$190,937	$277,264	$562,660
Income (loss) per common share:
Basic	$0.00	$0.01	$0.01	$0.02	$0.04
Diluted	$0.00	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic	14,853,644	14,858,112	14,318,384	14,824,752	14,845,029
Diluted	14,853,644	*62,500,000	62,500,000	62,500,000	62,500,000

Balance Sheet Data (at period end)
Cash	$728,509	$495,015	$345,429	$188,063	$188,063
Investments and cash held in Trust	500,320,412	500,589,167	500,917,479	501,340,910	501,340,910
Deferred Underwriting Fee	19,500,000	19,500,000	19,500,000	19,500,000	19,500,000
Total Liabilities	19,631,582	19,525,639	19,612,671	19,575,671	19,575,671
Common stock subject to redemption	476,417,330	476,558,540	476,749,470	477,026,740	477,026,740
Equity	5,000,009	5,000,003	5,000,009	5,000,003	5,000,003

	2015
					June 26, 2015
					(inception) to
	First	Second	Third	Fourth	December 31,
	Quarter	Quarter	Quarter	Quarter	2015
General and administrative expenses			$10,889	$94,601	$110,490
Income (loss) from operations			(10,889)	(94,601)	(110,490)
Other income:
Interest on Trust Account			1,096	88,586	89,682
Net income (loss)			$(9,793)	(6,015)	(20,808)
Income (loss) per common share:
Basic			$0.00	$0.00	$0.00
Diluted			$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic			14,318,384	14,855,459	13,832,830
Diluted			14,318,384	14,855,459	13,832,830

Balance Sheet Data (at period end)
Cash			$1,750,000	$1,007,861	$1,007,861
Investments and cash held in Trust			500,001,096	500,089,682	500,089,682
Deferred Underwriting Fee			19,500,000	19,500,000	19,500,000
Total Liabilities			20,285,878	19,633,460	19,633,460
Common stock subject to redemption			476,465,210	476,464,080	476,464,080
Equity			$5,000,008	$5,000,003	$5,000,003

* The presentation of the diluted weighted average shares outstanding and income per common share for the second quarter of 2016 has been updated from the presentation in the Form 10-Q filed by the Company for such quarter to include shares subject to possible redemption in order to conform to the presentation in the accompanying financial statements for the year ended December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Double Eagle Acquisition Corp.:

We have audited the accompanying balance sheets of Double Eagle Acquisition Corp. (the “Company”), as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2016 and for the period from June 26, 2015 (date of inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Acquisition Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from June 26, 2015 (date of inception) to December 31, 2015 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company must complete a business combination by September 16, 2017, otherwise the Company will cease all operations except for the purpose of winding down and liquidating. Therefore, there is a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

New York, New York
March 16, 2017

DOUBLE EAGLE ACQUISITION CORP.

Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS:
Current assets:
Cash	$188,063	$1,007,861
Prepaid expenses	73,441	-
Total current assets	261,504	1,007,861

Cash and investments held in Trust Account	501,340,910	500,089,682
Total assets	$501,602,414	$501,097,543

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities – Accounts payable and accrued offering expenses:	$75,671	$133,460
Total Current Liabilities	75,671	133,460
Deferred underwriting fees	19,500,000	19,500,000

Total liabilities	19,575,671	19,633,460

Class A ordinary shares subject to possible redemption: 47,702,674 and 47,646,408 shares, respectively, at December 31, 2016 and December 31, 2015 (at redemption value of approximately $10.00 per share)	477,026,740	476,464,080

Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; 2,297,326 and 2,353,592 shares, respectively, issued and outstanding (excluding 47,702,674 and 47,646,408 shares, respectively, subject to possible redemption) at December 31, 2016 and December 31, 2015	230	235
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 12,500,000 shares issued and outstanding at December 31, 2016 and December 31, 2015	1,250	1,250
Additional paid-in capital	4,456,671	5,019,326
Retained earnings (accumulated deficit)	541,852	(20,808)
Total shareholders’ equity	5,000,003	5,000,003
Total liabilities and shareholders’ equity	$501,602,414	$501,097,543

See accompanying notes to financial statements.

DOUBLE EAGLE ACQUISITION CORP.

Statements of Operations

	Year Ended December 31, 2016	For the period from June 26, 2015 (date of inception) to December 31, 2015
Revenues	$—	$—
General and administrative expenses	688,567	110,490
Loss from operations	(688,567)	(110,490)
Other income - interest on Trust Account	1,251,227	89,682
Net income (loss) attributable to ordinary shares	$562,660	$(20,808)

Weighted average ordinary shares outstanding (excluding shares subject to possible redemption):
Basic and diluted	14,845,029	13,832,830
Diluted	62,500,000	13,832,830

Net income (loss) per common share
Basic	$0.05	$0.00
Diluted	$0.01	$0.00

See accompanying notes to financial statements.

DOUBLE EAGLE ACQUISITION CORP.

Statement of Changes in Shareholders’ Equity

For the period from June 26, 2015 (date of inception) to December 31, 2016

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained earnings (accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Amount	deficit)	Equity

Issuance of ordinary shares to initial shareholders at $0.002 per share (1)	-	$-	13,800,000	$1,380	$23,620	$-	$25,000
Sale of Units to the public on September 16, 2015 at $10.00 per unit	50,000,000	5,000	-	-	499,995,000	-	500,000,000
Underwriters’ discount and offering expenses	-	-	-	-	(28,290,109)	-	(28,290,109)
Sale of 19,500,000 Private Placement Warrants on September 16, 2015 at $0.50 per warrant	-	-	-	-	9,750,000	-	9,750,000
Forfeiture of Class B shares by Initial Shareholders	-	-	(1,300,000)	(130)	130	-	-
Proceeds subject to possible redemption of 47,646,408 shares at redemption value	(47,646,408)	(4,765)	-	-	(476,459,315)	-	(476,464,080)
Net loss						(20,808)	(20,808)
Balances, December 31, 2015	2,353,592	235	12,500,000	1,250	5,019,326	(20,808)	5,000,003
Adjustment to ordinary shares subject to redemption	(56,266)	(5)	-	-	(562,655)	-	(562,660)
Net income	-	-	-	-	-	562,660	562,660
Balances, December 31, 2016	2,297,326	$230	12,500,000	$1,250	$4,456,671	$541,852	$5,000,003

(1) Share amounts have been retroactively restated to reflect the share capitalization of 1,581,250 to the initial shareholders on September 10, 2015 (see Note 4).

See accompanying notes to financial statements.

DOUBLE EAGLE ACQUISITION CORP.

Statement of Cash Flows

	Year Ended December 31, 2016	For the period from June 26, 2015 (date of inception) to December 31, 2015
Cash flow from operating activities:
Net income (loss) attributable to ordinary shares	$562,660	$(20,808)

Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	(73,442)	5,000
Accounts payable and accrued expenses	(57,789)	22,970
Net cash provided by operating activities	431,429	7,162

Cash flows from investing activities:
Cash deposited in Trust Account	-	(500,000,000)
Trust income retained in Trust Account	(1,251,227)	(89,682)
Net cash used in investing activities	(1,251,227)	(500,089,682)

Cash flows from financing activities:
Proceeds from sale of Public Offering Units	-	500,000,000
Proceeds from sale of Private Placement Warrants	-	9,750,000
Payment of underwriting discounts	-	(8,659,619)
Net cash provided by financing activities	-	501,090,381

Increase (decrease) in cash during period	(819,798)	1,007,861
Cash at beginning of period	1,007,861	-
Cash at end of period	$188,063	1,007,861

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission	$-	$19,500,000
Accrued offering costs	$-	$110,490
Formation and offering costs paid by sponsor in exchange for founder shares	$-	$25,000

See accompanying notes to financial statements.

DOUBLE EAGLE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

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

Tender Offer/Shareholder Approval —The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Class A ordinary shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest but less income taxes payable, or (ii) provide shareholders with the opportunity to sell their Class A ordinary shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest but less income taxes payable. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their Class A ordinary shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

Liquidation and Going Concern

The Company has until September 16, 2017 to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The Sponsor, Harry E. Sloan and the Company’s executive officers and independent directors (the “initial shareholders”) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss Per Ordinary Share

Basic net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income/loss per share is computed by dividing net income (loss) per share by the weighted average number of ordinary shares outstanding (including shares subject to redemption), plus, to the extent dilutive, the incremental number of ordinary shares to settle private placement warrants held by the Sponsor, as calculated using the treasury stock method. Class A ordinary shares subject to possible redemption for the periods presented have been excluded from the calculation of basic income (loss) per ordinary shares since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The redeemable shares are included within the diluted per share calculation for the year ended December 31, 2016. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of approximately $28,290,000, consisting principally of underwriter discounts of $27,500,000 (including approximately $19,500,000 of which payment is deferred) and approximately $790,000 of professional, printing, filing, regulatory and other costs were charged to shareholders’ equity upon completion of the Public Offering. Approximately $0 and $100,000 of such offering expenses were accrued but unpaid at December 31, 2016 and 2015, respectively.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital. Accordingly, at December 31, 2016 and 2015, 47,702,674 and 47,646,408 shares, respectively, of the 50,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of December 31, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company's financial statements. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, and it did not have an effect on its financial position or results of operations.

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

Rights —The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial shareholders have agreed to waive their redemption rights in connection with the Business Combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Public Offering.

Voting —If the Company seeks shareholder approval of a Business Combination, the initial shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

Liquidation —Although the initial shareholders and their permitted transferees have waived their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares they may own.

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

Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. As of December 31, 2016 and 2015 respectively, $180,000 and $52,000 of administrative expenses were paid to the Sponsor. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

6.	Trust Account and Fair Value Measurements

As of December 31, 2016, investment securities in the Company Trust Account consisted of $501,340,048 in United States Treasury Bills and another $862 held as cash and cash equivalents. As of December 31, 2015, investment securities in the Company Trust Account consisted of $500,080,274 in United States Treasury Bills and another $9,408 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2016 and 2015 balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value at December 31, 2016	Gross unrealized Holding Losses	Quoted prices in Active Markets (Level 1)
Treasury Securities Held as of December 31, 2016 due January and February 2017	$501,340,048	$(23,491)	$501,316,557

	Carrying Value at December 31, 2015	Gross unrealized Holding Gains	Quoted prices in Active Markets (Level 1)
Treasury Securities Held as of December 31, 2015 and due March 2016	$500,080,274	$20,595	$500,100,869

7.	Shareholders’ Equity

Ordinary Shares —The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At December 31, 2016 and 2015, there were 50,000,000 Class A ordinary shares outstanding, including 47,702,674 and 47,646,408 shares respectively subject to possible redemption, and 12,500,000 Class B ordinary shares outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares. At December 31, 2016 and 2015, no preferred shares were outstanding.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Jeff Sagansky	65	President and Chief Executive Officer and Director
Eli Baker	42	Vice President, General Counsel and Secretary
James A. Graf	52	Vice President, Chief Financial Officer and Treasurer
Dennis A. Miller	59	Director
Fredric D. Rosen	73	Director
James M. McNamara	63	Director

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

James A. Graf has been our Vice President, Chief Financial Officer and Treasurer since July 1, 2015. Mr. Graf served as Silver Eagle’s Vice President, Chief Financial Officer, Treasurer and Secretary from April 11, 2013 through Silver Eagle’s business combination in March 2015 and ultimate liquidation in 2015, and he served as Vice President, Chief Financial Officer, Treasurer and Secretary of Global Eagle Acquisition Corp. from February 2011 to through its business combination in January 2013. He was Vice Chairman of Global Entertainment AG, the German entity holding GEE’s equity in AIA from 2013 –2014 and Special Advisor to GEE in 2013. He has served as a Special Advisor to Videocon d2h Limited since April 2015. From 2007 to 2008, Mr. Graf was engaged as a consultant to provide financial advisory services to Metro-Goldwyn-Mayer, Inc. In 2001, Mr. Graf founded and became Chief Executive Officer of Praedea Solutions, Inc., an enterprise software company with operations in the United States, Malaysia and Ukraine. The assets of Praedea Solutions, Inc. were sold in 2006 to a Mergent Inc, a wholly-owned subsidiary of Xinhua Finance Ltd., and renamed Mergent Data Technology, Inc., where Mr. Graf served as Chief Executive Officer from 2006 – 2007. Praedea Solutions Inc. was renamed PSI Capital Inc., and currently serves as an investment holding company for Mr. Graf’s private investments in media and technology. Mr. Graf continues to be Chief Executive of PSI Capital Inc. and portfolio companies including ArtistDIRECT. Prior to founding Praedea, Mr. Graf was a managing director at Merrill Lynch, an investment bank, in Singapore from 1998 to 2000 and a consultant to Merrill Lynch in 2001. From 1996 to 1998, Mr. Graf served as a director and then managing director and President of Deutsche Bank’s investment banking entity in Hong Kong, Deutsche Morgan Grenfell (Hong Kong) Ltd. From 1993 to 1996, he was a vice president at Smith Barney in Hong Kong and Los Angeles. From 1987 to 1993, Mr. Graf was an analyst and then associate at Morgan Stanley in New York, Los Angeles, Hong Kong and Singapore. Mr. Graf received a Bachelor of Arts degree from the University of Chicago in 1987.

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

Board Committees

Audit Committee

We have an audit committee comprised of Jeff Sagansky, Dennis A. Miller and James M. McNamara. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Dennis A. Miller and James M. McNamara are independent. Prior to our next annual meeting of shareholders, we intend to identify one additional independent director to serve on the audit committee, at which time Jeff Sagansky will resign from the committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 16, 2017, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

The following table is based on 62,500,000 ordinary shares of outstanding at March 16, 2017, of which 50,000,000 were Class A shares and 12,500,000 were Class B shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Double Eagle Acquisition LLC (the Sponsor) (2)(3)	6,337,771	10.1%
Jeff Sagansky (2)(3)	6,337,771	10.1%
Harry E. Sloan (2)	6,087,500	9.7%
Dennis A. Miller (2)	25,000	*
Fredric D. Rosen (2)	25,000	*
James M. McNamara (2)	25,000	*
Wellington Management Group LLP (4)	4,168,065	6.7%
Alyeska Investment Group LP (5)	4,000,000	6.4%
TD Asset Management Group Inc. (6)	3,869,300	6.2%

* Less than one percent

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 2121 Avenue of the Stars, Suite 2300, Los Angeles, CA 90067.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.

(3)	Represents 100% of the founder shares held by the Sponsor. Mr. Sagansky has voting and dispositive control over the shares held by the Sponsor.

(4)	According to a Form 13F filed on behalf of Wellington Management Group LLP ("WMG"), WMG has beneficial ownership over the shares reported. The business address of this shareholder is 280 Congress Street, Boston, MA 02210.

(5)	According to a Schedule 13G filed December 31, 2016 on behalf of Alyeska Investment Group, L.P. ("AIGLP"), Alyeska Investment Group, LLC, a Delware limited liability company ("AIG"), Alyeska Fund 2 GP, LLC, a Delaware limited liability company ("AF2") and Anand Perekh, an individual, AIGLP, AIG, AF2, and Mr. Perekh share beneficial ownership over the shares reported. The business address for this shareholder is 77 West Wacker Drive, 7th Floor, Chicago, IL, 60601.

(6)	According to a Schedule 13G filed December 31, 2016 on behalf of TD Asset Management Inc. ("TDAM"), TDAM has beneficial ownership over the shares reported. The business address of this shareholder is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On July 1, 2015, the Sponsor purchased 12,218,750 Class B ordinary shares, or founder shares, for $25,000, or approximately $.002 per share. On July 29, 2015, the Sponsor transferred 6,109,375 founder shares to Harry E. Sloan for a purchase price of $12,500 (the same per-share purchase price initially paid by the Sponsor). On August 27, 2015, the Sponsor and Mr. Sloan transferred an aggregate of 25,000 founder shares on a pro rata basis to each of the Company’s independent directors at their original purchase price. On August 27, 2015, Mr. Sloan transferred 665,500 founder shares to the Sponsor. On September 10, 2015, the Company effected a share capitalization of approximately ..129 shares for each outstanding Class B ordinary share, resulting in the initial shareholders holding an aggregate of 13,800,000 founder shares. The closing of the Public Offering included an initial partial exercise (2,000,000 units) of the overallotment option granted to the underwriters. Following the Public Offering, an aggregate of 1,300,000 of the founder shares (consisting of 1,271,771 shares held by the Sponsor, an aggregate of 9,705 shares held by our independent directors and 18,524 shares held by Mr. Sloan) were surrendered for no consideration due to the partial exercise by the underwriters of their over-allotment option. In the event the full overallotment option is not exercised in full, a portion of the founder shares will be forfeited so they will equal 20% of the expanded equity capital of the Company.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Years Ended December 31,
	2016		2015
Audit Fees(1)		$59,000	74,000
Audit-Related Fees(2)	$
Tax Fees(3)		$-
All Other Fees(4)	$
Total Fees		$59,000	74,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

March 16, 2017	DOUBLE EAGLE ACQUISITION CORP.

	By:	/s/ Jeff Sagansky
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

Name	Title	Date

/s/ Jeff Sagansky	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2017
Jeff Sagansky

/s/ James A. Graf	Vice President, Chief Financial Officer and Treasurer (Principal	March 16, 2017
James A. Graf	Financial Officer and Principal Accounting Officer)

/s/ Dennis A. Miller	Director	March 16, 2017
Dennis A. Miller

/s/ Fredric D. Rosen	Director	March 16, 2017
Fredric D. Rosen

/s/ James M. McNamara	Director	March 16, 2017
James M. McNamara

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
4.4	Warrant Agreement between Double Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of September 10, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(a)	Letter Agreement among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC, Jeff Sagansky, James A. Graf and Eli Baker, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(b)	Letter Agreement between Double Eagle Acquisition Corp. and Dennis A. Miller, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(c)	Letter Agreement between Double Eagle Acquisition Corp. and Fredric D. Rosen, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(d)	Letter Agreement between Double Eagle Acquisition Corp. and James M. McNamara, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.1(e)	Letter Agreement between Double Eagle Acquisition Corp. and Harry E. Sloan, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.2	Investment Management Trust Agreement between Double Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.3	Private Placement Warrant Purchase Agreement among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC, Harry E. Sloan, Dennis A. Miller, James M. McNamara, Fredric D. Rosen, the Sara L. Rosen Trust, the Samuel N. Rosen 2015 Trust and the Fredric D. Rosen IRA, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.4	Registration Rights Agreement among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC and the Holders signatory thereto, dated as of September 10, 2015 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on September 16, 2015).
10.5	Promissory Note, dated as of July 1, 2015, issued to Double Eagle Acquisition LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-206356), filed with the SEC on August 13, 2015).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

