Form 10-Q
period 2017-06-30
Double Eagle Acquisition Corp.
filed 2017-08-09
CIK 1647088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

As of August 8, 2017, the registrant had 50,000,000 of its Class A ordinary shares, par value $0.0001 per share, outstanding, and 12,500,000 of its Class B ordinary shares outstanding.

DOUBLE EAGLE ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$22,490	$188,063
Prepaid expenses	21,842	73,441
Total Current Assets	44,332	261,504

Cash and investments held in Trust Account	502,663,076	501,340,910

Total assets	$502,707,408	$501,602,414

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$831,407	$75,671
Advances from Sponsor	230,000	-
Total Current liabilities	1,061,407	75,671

Deferred underwriting compensation	19,500,000	19,500,000

Total liabilities	20,561,407	19,575,671

Class A Ordinary shares subject to possible redemption; 47,714,600 shares and 47,702,674 shares at June 30, 2017 and December 31, 2016, respectively	477,146,000	477,026,740

Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 380,000,000 Class A ordinary shares authorized, 2,285,400 and 2,297,326 Class A shares issued and outstanding (excluding 47,714,600 and 47,702,674 shares, respectively subject to possible redemption) at June 30, 2017 and December 31, 2016, respectively	229	230
Class B ordinary shares, $0.0001 par value, 20,000,000 Class B ordinary shares authorized; 12,500,000 Class B shares issued and outstanding at June 30, 2017 and December 31, 2016	1,250	1,250
Additional paid-in capital	4,337,409	4,456,671
Retained earnings	661,113	541,852
Total shareholders’ equity	5,000,001	5,000,003
Total liabilities and shareholders’ equity	$502,707,408	$501,602,414

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenue	$—	$—	$—	$—
General and administrative expenses	871,490	127,551	1,202,906	405,025
Loss from operations	(871,490)	(127,551)	(1,202,906)	(405,025)
Interest on Trust Account	796,023	268,755	1,322,167	499,485
Net income (loss) attributable to ordinary shares	$(75,467)	$141,204	$119,261	$94,460

Weighted average ordinary shares outstanding
Basic	14,777,937	14,858,112	14,787,471	14,855,890
Diluted	14,777,937	62,500,000	62,500,000	62,500,000

Net income (loss) per ordinary share
Basic	$(0.01)	$0.01	$0.01	$0.01
Diluted	$(0.01)	$0.00	$0.00	$0.00

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2017

(unaudited)

	Ordinary shares Class A		Ordinary shares Class B				Total
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shareholders’ Equity

Balance as of December 31, 2016	2,297,326	$230	12,500,000	$1,250	$4,456,671	$541,852	$5,000,003

Adjustment to ordinary shares subject to redemption	(11,926)	(1)	-	-	(119,262)	-	(119,263)
Net income	-	-	-	-	-	119,261	119,261
Balance as of June 30, 2017	2,285,400	$229	12,500,000	$1,250	$4,337,409	$661,113	$5,000,001

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities:
Net income attributable to ordinary shares	$119,261	$94,460
Changes in operating assets and liabilities:
Decrease in prepaid expenses	51,597	-
Increase (decrease) in accounts payable	755,736	(107,821)
Net cash provided by (used in) operating activities	926,594	(13,361)

Cash flows from investing activities:
Trust income retained in Trust account	(1,322,167)	(499,485)
Net cash used in investing activities	(1,322,167)	(499,485)

Cash flows from financing activities:
Advances from Sponsor	230,000	-
Net cash provided by financing activities	230,000	-

Decrease in cash during period	(165,573)	(512,846)
Cash at beginning of period	188,063	1,007,861
Cash at end of period	$22,490	$495,015

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.

Notes to Condensed Financial Statements

1.	Organization and Business Operations

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

As of June 30, 2017, the Company had approximately $22,500 in cash and a working capital deficit of approximately $1,017,100. It is anticipated that the Company may incur loans from the Sponsor, as permitted in the Initial Public Offering, for additional working capital for Company’s ordinary operations and in pursuit of a business combination. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

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

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2017 and the results of operations and cash flows for the periods presented. Certain information and disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

Net Income (Loss) Per Ordinary Share

Basic net income or loss per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net income (loss) per share by the weighted average number of ordinary shares outstanding (including shares subject to redemption), plus, to the extent dilutive, the incremental number of ordinary shares to settle private placement warrants held by the Sponsor, as calculated using the treasury stock method. An aggregate of 47,714,600 shares of Class A ordinary shares subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Those shares are excluded for the three months ended June 30, 2017 diluted per share calculation since their inclusion would be anti-dilutive. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital. Accordingly, at June 30, 2017 and December 31, 2016, 47,714,600 and 47,702,674, respectively of the 50,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of June 30, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017 or December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company could be subject to income tax examinations by major taxing authorities from inception.

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

Advances from Sponsor

During the period ended June 30, 2017, the Sponsor made advances to the Company totaling $230,000. The advances are non-interest bearing and are due on demand.

Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. For the six months ended June 30, 2017 and 2016, the Company incurred $90,000 of administrative services under this arrangement for each period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

6.	Trust Account and Fair Value Measurements

As of June 30, 2017 and December 31, 2016, investment securities in the Company’s Trust Account consisted of $502,662,581 and $501,340,048, respectively in United States Treasury Bills and another $495 and $862, respectively held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of June 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Gain (Loss)	Quoted prices in Active Markets (Level 1)

U.S. Government Treasury Securities as of June 30, 2017(1)	$502,662,581	$63,767	$502,726,348

U.S. Government Treasury Securities as of December 31, 2016(2)	$501,340,048	$(23,491)	$501,316,557

(1)	Maturity date July 2017.
(2)	Maturity dates ranging from January to February 2017.

7.	Shareholders’ Equity

Ordinary Shares — The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At June 30, 2017 and December 31, 2016, there were 50,000,000 Class A ordinary shares outstanding, including 47,714,600 and 47,702,674 shares subject to possible redemption, and 12,500,000 Class B ordinary shares outstanding.

Preferred Shares —The Company is authorized to issue 1,000,000 preferred shares. At June 30, 2017 and December 31, 2016, no preferred shares were outstanding.

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

At June 30, 2017, we held cash and cash equivalents of $22,490, current liabilities of $1,061,407 and deferred underwriting compensation of $19,500,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2017 and June 30, 2016, we had losses from operations of ($871,490) and ($127,551), respectively. For the six months ended June 30, 2017 and June 30, 2016, we had losses from operations of ($1,202,906) and ($405,025), respectively. Our business activities from our inception through June 30, 2017 consisted solely of completing our Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $500,000,000 and $9,750,000, respectively, for an aggregate of $509,750,000. $500,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Closing Date, the remaining $9,750,000 was held outside of the Trust Account, of which $8,000,000 was used to pay underwriting discounts. $20,000 in offering expenses were paid by the Sponsor prior to the Public Offering in exchange for founder shares. In the future, a portion of the interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At June 30, 2017, funds held in the Trust Account consisted solely of investments solely in short term treasury securities and cash deposits.

At June 30, 2017, we had cash and cash equivalents held outside of the Trust Account of $22,490, which is available to fund our working capital requirements and accrued offering expenses. It is anticipated that the Company may incur loans from the Sponsor, as permitted in the Initial Public Offering, for additional working capital for Company’s ordinary operations and in pursuit of a business combination. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

At June 30, 2017, we had current liabilities of $1,061,407, largely due to short term financing of amounts owed to professionals, consultants, advisors and others who performed services or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after June 30, 2017 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of them would be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no funds may be withdrawn from the Trust Account for such repayment unless and until we complete an initial business combination. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

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

Redeemable Ordinary Shares

All 50,000,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less income taxes payable, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at June 30, 2017 and December 31, 2016, 47,714,600, and 47,702,674, respectively, of our 50,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Income (Loss) per Ordinary Share

Basic net income or loss per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) per share by the weighted average number of ordinary shares outstanding (including shares subject to redemption), plus, to the extent dilutive, the incremental number of ordinary shares to settle private placement warrants held by the Sponsor, as calculated using the treasury stock method. An aggregate of 47,714,600 shares of Class A ordinary shares subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income per ordinary shares since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

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

At June 30, 2017, $502,663,076 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Closing Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $19,500,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Proceeds of $500,000,000 from the Public Offering and simultaneous sale of the Private Placement Warrants, including deferred underwriting compensation of $19,500,000, are held in the Trust Account at June 30, 2017. We paid $8,000,000 in underwriting discounts and incurred offering costs of approximately $795,000 related to the Public Offering. In addition, the Underwriters agreed to defer $19,500,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. There has been no material change in the planned use of proceeds from the Public Offering as described in our Prospectus dated September 10, 2015 which was filed with the SEC.

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

Date: August 9, 2017

/s/ Jeff Sagansky
Name: Jeff Sagansky
Title: President and Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Vice President, Chief Financial Officer and Treasurer (principal financial officer)

