Form 10-Q
period 2017-09-30
Double Eagle Acquisition Corp.
filed 2017-11-09
CIK 1647088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 8, 2017, the registrant had 49,704,329 of its Class A ordinary shares, par value $0.0001 per share, outstanding, and 12,500,000 of its Class B ordinary shares outstanding.

DOUBLE EAGLE ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$13,326	$188,063
Prepaid expenses	25,732	73,441
Total Current Assets	39,058	261,504

Cash and investments held in Trust Account	500,828,554	501,340,910

Total assets	$500,867,612	$501,602,414

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,703,453	$75,671
Advances from Sponsor	380,000	-
Total Current liabilities	2,083,453	75,671

Deferred underwriting compensation	19,500,000	19,500,000

Total liabilities	21,583,453	19,575,671

Class A Ordinary shares subject to possible redemption; 47,428,415 shares and 47,702,674 shares at September 30, 2017 and December 31, 2016, respectively	474,284,150	477,026,740

Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 380,000,000 Class A ordinary shares authorized, 2,275,914 and 2,297,326 Class A shares issued and outstanding (excluding 47,428,415 and 47,702,674 shares, respectively subject to possible redemption) at September 30, 2017 and December 31, 2016, respectively	228	230
Class B ordinary shares, $0.0001 par value, 20,000,000 Class B ordinary shares authorized; 12,500,000 Class B shares issued and outstanding at September 30, 2017 and December 31, 2016	1,250	1,250
Additional paid-in capital	4,221,097	4,456,671
Retained earnings	777,434	541,852
Total shareholders’ equity	5,000,009	5,000,003
Total liabilities and shareholders’ equity	$500,867,612	$501,602,414

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenue	$—	$—	$—	$—
General and administrative expenses	1,027,322	137,376	2,230,228	542,401
Loss from operations	(1,027,322)	(137,376)	(2,230,228)	(542,401)
Interest on Trust Account	1,143,643	328,313	2,465,810	827,797
Net income attributable to ordinary shares	$116,321	$190,937	$235,582	$285,396

Weighted average ordinary shares outstanding
Basic	14,579,697	14,848,938	14,717,452	14,851,863
Diluted	62,204,329	62,500,000	62,204,329	62,500,000

Net income per ordinary share
Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2017

(unaudited)

					Additional		Total
	Ordinary shares Class A		Ordinary shares Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2016	2,297,326	$230	12,500,000	$1,250	$4,456,671	$541,852	$5,000,003
Adjustment to ordinary shares subject to redemption (1)	(21,412)	(2)	—	—	(235,574)	—	(235,576)
Net income	—	—	—	—	—	235,582	235,582
Balance as of September 30, 2017	2,275,914	$228	12,500,000	$1,250	$4,221,097	$777,434	$5,000,009

See accompanying notes to condensed financial statements.

(1) Includes the effect of the redemption of shares on September 15, 2017, on which date, shareholders holding 295,671 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account (see Note 1).

DOUBLE EAGLE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net income attributable to ordinary shares	$235,582	$285,396
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	47,709	(99,242)
Increase (decrease) in accounts payable	1,627,782	(20,789)
Net cash provided by operating activities	1,911,073	165,365

Cash flows from investing activities:
Trust income reinvested in Trust account	(2,465,810)	(827,797)
Withdrawal from Trust Account upon redemptions	2,978,166	—
Net cash provided by (used in) investing activities	512,356	(827,797)

Cash flows from financing activities:
Advances from Sponsor	380,000	—
Redemption of ordinary shares	(2,978,166)	—
Net cash provided by financing activities	(2,598,166)	—

Decrease in cash during period	(174,737)	(662,432)
Cash at beginning of period	188,063	1,007,861
Cash at end of period	$13,326	$345,429

See accompanying notes to condensed financial statements.

DOUBLE EAGLE ACQUISITION CORP.

Notes to Condensed Financial Statements

1.	Organization and Business Operations

Incorporation

Double Eagle Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on June 26, 2015. The functional currency of the Company is the United States dollar.

Sponsor

The Company’s sponsor is Double Eagle Acquisition LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company's fiscal year end is December 31.

Business Purpose

The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more operating businesses.

On August 21, 2017, the Company entered into a Stock Purchase Agreement, as amended on September 6, 2017 and November 6, 2017 and as may be further amended (the “Stock Purchase Agreement”), by and among the Company, Williams Scotsman Holdings Corp, a wholly owned subsidiary of the Company (“Holdco Acquiror”, and, together with the Company, the “Acquirors”), Algeco Scotsman Global S.à r.l. and Algeco Scotsman Holdings Kft. (together with Algeco Scotsman Global S.à r.l., the “Sellers”). Pursuant to the Stock Purchase Agreement, the Company will re-domesticate as a Delaware corporation and the Holdco Acquiror will purchase from Sellers all of the issued and outstanding shares of common stock, par value $0.01 per share, of Williams Scotsman International, Inc. (“Williams Scotsman”), resulting in Williams Scotsman becoming a wholly owned subsidiary of the Company (the transactions contemplated by the Stock Purchase Agreement, the “Business Combination”).

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

On September 15, 2017, the Company held an extraordinary general meeting whereby its shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a Business Combination from September 16, 2017 to December 31, 2017 (the “Extension Amendment”). The number of ordinary shares redeemed in connection with the Extension Amendment was 295,671. The Company distributed $2,978,166, or approximately, $10.05 per share, to redeeming shareholders. After giving effect to such redemptions, the balance in the Company’s Trust Account was $500,828,554.

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any of the Class A ordinary shares included in the Units sold in the Public Offering properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the Class A ordinary shares included in the Units sold in the Public Offering if the Company does not complete the Business Combination by December 31, 2017 or (iii) the redemption of 100% of the Class A ordinary shares included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination by December 31, 2017.

Business Combination

The Business Combination is subject to the following size, focus and shareholder approval provisions:

Size/Control —The Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company will not complete a Business Combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act.

Focus — The Company’s efforts in identifying prospective target businesses initially focused on businesses in the media or entertainment industries, including providers of content, but the Company also pursued acquisition opportunities in other sectors.

Tender Offer/Shareholder Approval — In connection with the Stock Purchase Agreement, the Company will seek shareholder approval of the Business Combination at a meeting scheduled for November 16, 2017, at which shareholders may seek to redeem their Class A ordinary shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest but less income taxes payable. The Company will complete the Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

As a result of the redemption right attached to the Company’s Class A ordinary shares, such Class A ordinary shares have been recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Liquidation and Going Concern

In connection with the Extension Amendment approved by the Company’s shareholders on September 15, 2017, the Company has until December 31, 2017 to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The Sponsor, Harry E. Sloan and the Company’s executive officers and independent directors (the “initial shareholders”) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2017.

As of September 30, 2017, the Company had $13,326 in cash and a working capital deficit of $2,044,395. It is anticipated that the Company may incur loans from the Sponsor, as permitted in the Initial Public Offering, for additional working capital for Company’s ordinary operations and in pursuit of a business combination. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

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

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2017 and the results of operations and cash flows for the periods presented. Certain information and disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

Net Income Per Ordinary Share

Basic net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net income per share by the weighted average number of ordinary shares outstanding (including shares subject to redemption), plus, to the extent dilutive, the incremental number of ordinary shares to settle private placement warrants held by the Sponsor, as calculated using the treasury stock method. An aggregate of 47,428,415 shares of Class A ordinary shares subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income per ordinary share for the three and nine months ended September 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

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

Redeemable Ordinary Shares

As discussed in Note 1, all of the Class A ordinary shares sold as parts of the Units in the Public Offering contain a redemption feature which allows for the redemption of Class A ordinary shares under the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provide that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital. Accordingly, at September 30, 2017 and December 31, 2016, 47,428,415 and 47,702,674, respectively of the Class A ordinary shares included in the Units (as defined below) were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of September 30, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017 or December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company could be subject to income tax examinations by major taxing authorities from inception.

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

Each Public Warrant entitles the holder to purchase one-half of one Class A ordinary share at a price of $5.75 per one-half share ($11.50 per whole share). No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Public Warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination and 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. Under the terms of a warrant agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent, the Company has agreed to, following the completion of the Company’s Business Combination, use its best efforts to file a new registration statement under the Securities Act for the registration of the Class A ordinary shares issuable upon exercise of the Public Warrants. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

The Company paid an upfront underwriting discount of $8,000,000 ($0.16 per Unit sold) in the aggregate to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of Class A ordinary shares sold as part of the Units and $0.55 and (b) the upfront underwriting discounts paid at the closing of $8,000,000, or a total Deferred Discount of $19,500,000 ($0.39 per Unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

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

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial shareholders have agreed to waive their redemption rights in connection with the Business Combination with respect to the Founder Shares and any Public Shares they may purchase, and to waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination by December 31, 2017.

Voting — The initial shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

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

If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants will expire worthless.

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

Advances from Sponsor

During the nine months ended September 30, 2017, the Sponsor made advances to the Company totaling $380,000. The advances are non-interest bearing and are due on demand.

Administrative Services

The Company will reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $15,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Public Offering. For the three and nine months ended September 30, 2017 and 2016, the Company incurred $45,000 and $135,000, respectively, of administrative services under this arrangement for each period. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At September 30, 2017, accounts payable included $75,000 payable to the Sponsor.

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

6.	Trust Account and Fair Value Measurements

As of September 30, 2017 and December 31, 2016, investment securities in the Company’s Trust Account consisted of $500,828,173 and $501,340,048, respectively in United States Treasury Bills and another $381 and $862, respectively held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Gain (Loss)	Quoted prices in Active Markets (Level 1)

U.S. Government Treasury Securities as of September 30, 2017(1)	$500,828,173	$3,577	$500,831,750

U.S. Government Treasury Securities as of December 31, 2016(2)	$501,340,048	$(23,491)	$501,316,557

(1)	Maturity date October 2017.
(2)	Maturity dates ranging from January to February 2017.

7.	Shareholders’ Equity

Ordinary Shares — The authorized ordinary shares of the Company include up to 400,000,000 shares, including 380,000,000 Class A ordinary shares and 20,000,000 Class B ordinary shares. Holders of the Class A ordinary shares and holders of the Class B ordinary shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Each ordinary share has one vote. At September 30, 2017 and December 31, 2016, there were 49,704,329 and 50,000,000 Class A ordinary shares outstanding, respectively, including 47,428,415 and 47,702,674 shares subject to possible redemption, and 12,500,000 Class B ordinary shares outstanding.

Preferred Shares —The Company is authorized to issue 1,000,000 preferred shares. At September 30, 2017 and December 31, 2016, no preferred shares were outstanding.

8.	Stock Purchase Agreement

On August 21, 2017, the Company entered into a Stock Purchase Agreement, as amended on September 6, 2017 and November 6, 2017 and as may be further amended (the “Stock Purchase Agreement”), by and among the Company, Williams Scotsman Holdings Corp, a wholly owned subsidiary of the Company (“Holdco Acquiror”, and, together with the Company, the “Acquirors”), Algeco Scotsman Global S.à r.l. and Algeco Scotsman Holdings Kft. (together with Algeco Scotsman Global S.à r.l., the “Sellers”). Pursuant to the Stock Purchase Agreement, the Company will re-domesticate as a Delaware corporation and the Holdco Acquiror will purchase from Sellers all of the issued and outstanding shares of common stock, par value $0.01 per share, of Williams Scotsman International, Inc. (“Williams Scotsman”), resulting in Williams Scotsman becoming a wholly owned subsidiary of the Company (the “Business Combination”). In addition, the Company will domesticate as a Delaware corporation and the continuing entity will be renamed “William Scotsman Corporation” or “WSC”.

Under the Stock Purchase Agreement, the Holdco Acquiror will purchase from the Sellers, and the Sellers will sell to the Holdco Acquiror, in each case, on a pro rata basis in accordance with each Seller’s respective ownership of Williams Scotsman common stock, par value $0.01 per share (“Williams Scotsman common stock”), all of the issued and outstanding shares of Williams Scotsman common stock. The total amount payable by the Holdco Acquiror under the Stock Purchase Agreement is $1.1 billion (which amount is inclusive of the amounts required to pay third party and intercompany indebtedness as of the closing), of which (1) $1.0215 billion will be paid in cash (the “Cash Consideration”), first to repay indebtedness of Williams Scotsman as contemplated by the Stock Purchase Agreement, with the remainder to be paid directly to the Sellers as consideration for the shares, on a pro rata basis, and (2) the remaining $78.5 million will be paid to the Sellers as additional consideration for the shares, on a pro rata basis, in the form of (i) shares of common stock of the Holdco Acquiror, representing a 10% equity interest in the Holdco Acquiror (the “Holdco Shares”), which shares will be exchangeable for shares of WSC Class A common stock pursuant to an exchange agreement and (ii) a corresponding number of shares of WSC Class B common stock, representing a non-economic voting interest in WSC equal to the economic interest in WSC represented by the Holdco Shares on an as-exchanged basis (the “WSC Class B Shares” and, together with the Holdco Shares, the “Stock Consideration”). The Cash Consideration is expected to be funded from (i) gross debt financing proceeds of at least $490 million from secured debt financing commitments of $900 million in the aggregate, (ii) an equity investment by TDR Capital II Holdings L.P. (the “TDR Investor”) in an amount equal to the Closing Date Commitment (as defined below) and (iii) cash in the Company’s trust account of at least $250 million and up to $500 million.

The consummation of the business combination is conditioned upon, among other things, the Company receiving gross proceeds of at least $490 million of debt financing and an equity investment in an amount equal to the Closing Date Commitment, approval by the Company’s shareholders of the Stock Purchase Agreement, the business combination and certain other actions related thereto, the consummation of a restructuring transaction relating to Williams Scotsman pursuant to which certain assets of WSII related to the remote accommodation business in the United States and Canada (Target Logistics) of Algeco Scotsman Global S.à r.l. (collectively with its subsidiaries, the “Algeco Group”) will be transferred to the Sellers or their affiliates (the “Carve-Out Transaction”), the availability of at least $250 million of cash in the Company’s trust account, after giving effect to redemptions of public shares, if any, the Company having at least $125 million of cash on a pro forma basis after giving effect to the consummation of the business combination and the other transactions contemplated thereby, and the receipt of consent from the existing lenders of the Sellers and certain of their affiliates. Unless waived, if any of these conditions are not satisfied, the business combination may not be consummated. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

In order to finance a portion of the Cash Consideration payable in the business combination and the costs and expenses incurred in connection therewith, (i) the Company entered into an amended equity commitment letter with the TDR Investor (the “Equity Commitment Letter”) and (ii) the Holdco Acquiror entered into an amended and restated debt commitment letter (the “Debt Commitment Letter”) with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated (“BofA Merrill Lynch”), Deutsche Bank AG, Canada Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG, New York Branch, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., Goldman Sachs Lending Partners LLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC and ING Capital LLC (collectively, the “Commitment Parties”). Pursuant to the terms of the Equity Commitment Letter, the TDR Investor has committed to purchase, or cause the purchase of, (i) shares of WSC Class A common stock at a cash purchase price of $9.60 per share in an amount necessary to fund the Cash Consideration and the expenses relating to the business combination, as agreed to by the parties, after taking into account the debt financing proceeds and the trust account proceeds that are available to the Company plus (ii) up to 10 million additional shares of WSC Class A common stock at a cash purchase price of $10.00 per share, which amount of additional shares shall be dependent upon the aggregate dollar amount of redemptions at Closing (the “Closing Date Commitment”), which aggregate amount shall not exceed $500 million. In addition, following the Closing, if requested by WSC in connection with certain qualifying acquisitions, for a period of time following closing, on the terms and subject to the conditions set forth in the Equity Commitment Letter, the TDR Investor has committed to purchase, or cause the purchase of, additional shares of WSC Class A common stock at a cash purchase price of $10.00 per share in an amount equal to the difference between $500 million and the amount of the Closing Date Commitment (the “Post-Closing Commitment”), which amount, together with the Closing Date Commitment, shall not exceed $500 million. Pursuant to the terms of the Debt Commitment Letter, the Commitment Parties committed to make available to the Holdco Acquiror, at closing, a senior secured revolving credit facility in the aggregate principal amount of $600 million (the “ABL Facility”) and, to the extent the Holdco Acquiror does not receive at least $300 million of gross proceeds from the issuance of senior secured notes on the Closing Date, $300 million (minus the amount of gross proceeds from the issuance of senior secured notes on or prior to the Closing Date) aggregate principal amount of increasing rate loans (the “Bridge Loans”).

On the effective date of the domestication, the currently issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Double Eagle (“Class B ordinary shares”) will automatically convert by operation of law, on a one-for-one basis, into Class A ordinary shares, par value $0.0001 per share, of Double Eagle (“Class A ordinary shares”). Immediately thereafter, the currently issued and outstanding Class A ordinary shares, will automatically convert by operation of law, on a one-for-one basis, into shares of Class A common stock, par value $0.0001 per share, of WSC (“WSC Class A common stock” and together with the WSC Class B common stock, the “WSC common stock”) in accordance with the terms of the certificate of incorporation of WSC to be filed with the Secretary of State of the State of Delaware (the “Proposed Charter”).

On September 6, 2017, the Company filed a registration statement on Form S-4 (the “Registration Statement”) with the SEC containing a preliminary proxy statement/prospectus relating to the Stock Purchase Agreement and the shareholder approval required to be sought from the shareholders of the Company. The Registration Statement was declared effective on November 7, 2017 (See Note 9).

9.	Subsequent Events

Subsequent to September 30, 2017, on November 7, 2017, the Registration Statement was declared effective by the SEC.

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

At September 30, 2017, we held cash and cash equivalents of $13,326, current liabilities of $2,083,461 and deferred underwriting compensation of $19,500,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the Business Combination will be successful.

Recent Events

Stock Purchase Agreement

On August 21, 2017, the Company entered into a Stock Purchase Agreement, as amended on September 6, 2017 and November 6, 2017 and as may be further amended (the “Stock Purchase Agreement”), by and among the Company, Williams Scotsman Holdings Corp, a wholly owned subsidiary of the Company (“Holdco Acquiror”, and, together with the Company, the “Acquirors”), Algeco Scotsman Global S.à r.l. and Algeco Scotsman Holdings Kft. (together with Algeco Scotsman Global S.à r.l., the “Sellers”). Pursuant to the Stock Purchase Agreement, the Company will re-domesticate as a Delaware corporation and the Holdco Acquiror will purchase from Sellers all of the issued and outstanding shares of common stock, par value $0.01 per share, of Williams Scotsman International, Inc. (“Williams Scotsman”), resulting in Williams Scotsman becoming a wholly owned subsidiary of the Company (the “Business Combination”). In addition, the Company will domesticate as a Delaware corporation and the continuing entity will be renamed “William Scotsman Corporation” or “WSC”.

Under the Stock Purchase Agreement, the Holdco Acquiror will purchase from the Sellers, and the Sellers will sell to the Holdco Acquiror, in each case, on a pro rata basis in accordance with each Seller’s respective ownership of Williams Scotsman common stock, par value $0.01 per share (“Williams Scotsman common stock”), all of the issued and outstanding shares of Williams Scotsman common stock. The total amount payable by the Holdco Acquiror under the Stock Purchase Agreement is $1.1 billion (which amount is inclusive of the amounts required to pay third party and intercompany indebtedness as of the closing), of which (1) $1.0215 billion will be paid in cash (the “Cash Consideration”), first to repay indebtedness of Williams Scotsman as contemplated by the Stock Purchase Agreement, with the remainder to be paid directly to the Sellers as consideration for the shares, on a pro rata basis, and (2) the remaining $78.5 million will be paid to the Sellers as additional consideration for the shares, on a pro rata basis, in the form of (i) shares of common stock of the Holdco Acquiror, representing a 10% equity interest in the Holdco Acquiror (the “Holdco Shares”), which shares will be exchangeable for shares of WSC Class A common stock pursuant to an exchange agreement and (ii) a corresponding number of shares of WSC Class B common stock, representing a non-economic voting interest in WSC equal to the economic interest in WSC represented by the Holdco Shares on an as-exchanged basis (the “WSC Class B Shares” and, together with the Holdco Shares, the “Stock Consideration”). The Cash Consideration is expected to be funded from (i) gross debt financing proceeds of at least $490 million from secured debt financing commitments of $900 million in the aggregate, (ii) an equity investment by TDR Capital II Holdings L.P. (the “TDR Investor”) in an amount equal to the Closing Date Commitment (as defined below) and (iii) cash in the Company’s trust account of at least $250 million and up to $500 million.

The consummation of the business combination is conditioned upon, among other things, the Company receiving gross proceeds of at least $490 million of debt financing and an equity investment in an amount equal to the Closing Date Commitment, approval by the Company’s shareholders of the Stock Purchase Agreement, the business combination and certain other actions related thereto, the consummation of a restructuring transaction relating to Williams Scotsman pursuant to which certain assets of WSII related to the remote accommodation business in the United States and Canada (Target Logistics) of Algeco Scotsman Global S.à r.l. (collectively with its subsidiaries, the “Algeco Group”) will be transferred to the Sellers or their affiliates (the “Carve-Out Transaction”), the availability of at least $250 million of cash in the Company’s trust account, after giving effect to redemptions of public shares, if any, the Company having at least $125 million of cash on a pro forma basis after giving effect to the consummation of the business combination and the other transactions contemplated thereby, and the receipt of consent from the existing lenders of the Sellers and certain of their affiliates. Unless waived, if any of these conditions are not satisfied, the business combination may not be consummated. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

In order to finance a portion of the Cash Consideration payable in the business combination and the costs and expenses incurred in connection therewith, (i) the Company entered into an amended equity commitment letter with the TDR Investor (the “Equity Commitment Letter”) and (ii) the Holdco Acquiror entered into an amended and restated debt commitment letter (the “Debt Commitment Letter”) with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated (“BofA Merrill Lynch”), Deutsche Bank AG, Canada Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG, New York Branch, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., Goldman Sachs Lending Partners LLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC and ING Capital LLC (collectively, the “Commitment Parties”). Pursuant to the terms of the Equity Commitment Letter, the TDR Investor has committed to purchase, or cause the purchase of, (i) shares of WSC Class A common stock at a cash purchase price of $9.60 per share in an amount necessary to fund the Cash Consideration and the expenses relating to the business combination, as agreed to by the parties, after taking into account the debt financing proceeds and the trust account proceeds that are available to the Company plus (ii) up to 10 million additional shares of WSC Class A common stock at a cash purchase price of $10.00 per share, which amount of additional shares shall be dependent upon the aggregate dollar amount of redemptions at Closing (the “Closing Date Commitment”), which aggregate amount shall not exceed $500 million. In addition, following the Closing, if requested by WSC in connection with certain qualifying acquisitions, for a period of time following closing, on the terms and subject to the conditions set forth in the Equity Commitment Letter, the TDR Investor has committed to purchase, or cause the purchase of, additional shares of WSC Class A common stock at a cash purchase price of $10.00 per share in an amount equal to the difference between $500 million and the amount of the Closing Date Commitment (the “Post-Closing Commitment”), which amount, together with the Closing Date Commitment, shall not exceed $500 million. Pursuant to the terms of the Debt Commitment Letter, the Commitment Parties committed to make available to the Holdco Acquiror, at closing, a senior secured revolving credit facility in the aggregate principal amount of $600 million (the “ABL Facility”) and, to the extent the Holdco Acquiror does not receive at least $300 million of gross proceeds from the issuance of senior secured notes on the Closing Date, $300 million (minus the amount of gross proceeds from the issuance of senior secured notes on or prior to the Closing Date) aggregate principal amount of increasing rate loans (the “Bridge Loans”).

On the effective date of the domestication, the currently issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Double Eagle (“Class B ordinary shares”) will automatically convert by operation of law, on a one-for-one basis, into Class A ordinary shares, par value $0.0001 per share, of Double Eagle (“Class A ordinary shares”). Immediately thereafter, the currently issued and outstanding Class A ordinary shares, will automatically convert by operation of law, on a one-for-one basis, into shares of Class A common stock, par value $0.0001 per share, of WSC (“WSC Class A common stock” and together with the WSC Class B common stock, the “WSC common stock”) in accordance with the terms of the certificate of incorporation of WSC to be filed with the Secretary of State of the State of Delaware (the “Proposed Charter”).

On September 6, 2017, the Company filed a registration statement on Form S-4 (the “Registration Statement”) with the SEC containing a preliminary proxy statement/prospectus relating to the Stock Purchase Agreement and the shareholder approval required to be sought from the shareholders of the Company. The Registration Statement was declared effective on November 7, 2017.

Extension Amendment

On September 15, 2017, the Company held an extraordinary general meeting whereby its shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a Business Combination from September 16, 2017 to December 31, 2017 (the “Extension Amendment”). The number of ordinary shares redeemed in connection with the Extension Amendment was 295,671. The Company distributed $2,978,166, or approximately, $10.05 per share, to redeeming shareholders. After giving effect to such redemptions, the balance in the Company’s Trust Account was $500,828,554.

Results of Operations

For the three months ended September 30, 2017 and September 30, 2016, we had losses from operations of 1,027,322 and 137,376, respectively. For the nine months ended September 30, 2017 and September 30, 2016, we had losses from operations of 2,230,228 and 542,401, respectively. Our business activities from our inception through September 30, 2017 consisted solely of completing our Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $500,000,000 and $9,750,000, respectively, for an aggregate of $509,750,000. $500,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Closing Date, the remaining $9,750,000 was held outside of the Trust Account, of which $8,000,000 was used to pay underwriting discounts. $20,000 in offering expenses were paid by the Sponsor prior to the Public Offering in exchange for founder shares. In the future, a portion of the interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At September 30, 2017, funds held in the Trust Account consisted solely of investments solely in short term treasury securities and cash deposits.

At September 30, 2017, we had cash and cash equivalents held outside of the Trust Account of $13,326, which is available to fund our working capital requirements and accrued offering expenses. It is anticipated that the Company may incur loans from the Sponsor, as permitted in the Public Offering, for additional working capital for Company’s ordinary operations and in pursuit of a business combination. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

At September 30, 2017, we had current liabilities of $2,083,461, largely due to short term financing of amounts owed to professionals, consultants, advisors and others who performed services or are working on identifying and evaluating a Business Combination. In addition, as of September 30, 2017, we had accounts payable and accrued expenses of approximately $350,000, primarily representing amounts owed to certain service providers and advisors who have advised us on matters related to the proposed business combination with Williams Scotsman. We have entered into fee arrangements with certain service providers, advisors and the Sponsor pursuant to which certain fees and advanced costs incurred by us in connection with the proposed business combination with Williams Scotsman will be deferred and become payable only if we consummate an initial business combination. If an initial business combination does not occur, we will not be required to pay these contingent fees. To the extent a potential initial business combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete any initial business combination. We may also request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no funds may be withdrawn from the Trust Account for such repayment unless and until we complete an initial business combination. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

We have until December 31, 2017 to complete the Business Combination. If we do not complete the Business Combination within this time period, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses), less income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We intend to use substantially all of the funds held in the Trust Account, including interest, less income taxes payable, to consummate the Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to consummate the Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete the Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Redeemable Ordinary Shares

All Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less income taxes payable, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2017 and December 31, 2016, 47,428,415, and 47,702,674, respectively, of our Class A ordinary shares were classified outside of permanent equity.

Net Income per Ordinary Share

Basic net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed by dividing net income per share by the weighted average number of ordinary shares outstanding (including shares subject to redemption), plus, to the extent dilutive, the incremental number of ordinary shares to settle private placement warrants held by the Sponsor, as calculated using the treasury stock method. An aggregate of 47,428,415 shares of Class A ordinary shares subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income per ordinary shares for the three and nine months ended September 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

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

At September 30, 2017, $500,828,554 was held in the Trust Account for the purposes of consummating the Business Combination. If we complete the Business Combination by December 31, 2017, the funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC. In addition, information concerning additional risk factors related to the proposed Business Combination with Williams Scotsman are disclosed in the Company’s registration statement on Form S-4, as amended (File No. 333-220356) filed with the SEC on September 6, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Proceeds of $500,000,000 from the Public Offering and simultaneous sale of the Private Placement Warrants, including deferred underwriting compensation of $19,500,000, are held in the Trust Account at September 30, 2017. We paid $8,000,000 in underwriting discounts and incurred offering costs of approximately $795,000 related to the Public Offering. In addition, the Underwriters agreed to defer $19,500,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. There has been no material change in the planned use of proceeds from the Public Offering as described in our Prospectus dated September 10, 2015 which was filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Second Amendment to the Stock Purchase Agreement

On November 6, 2017, the Company entered into the Second Amendment to the Stock Purchase Agreement (the “Second Amendment”) with the Holdco Acquiror and the Sellers, which amends certain terms of the Stock Purchase Agreement to change the nature of the consideration paid by the Holdco Acquiror to include the shares of WSC Class B common stock that will be issued to the Sellers in connection with the business combination, update the exhibits thereto and make certain other technical changes.

The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is filed as Exhibit 2.3 to this report and is incorporated herein by reference.

Amended Equity Commitment Letter

On November 6, 2017, the Company entered into an amended equity commitment letter (the “Amended Commitment Letter”) with the TDR Investor, which amends certain terms of the Equity Commitment Letter to modify the TDR Investor’s original commitment to include the purchase of up to 10 million additional shares of WSC Class A common stock at a purchase price of $10.00 per share, which amount is dependent upon the aggregate dollar amount of redemptions at the closing of the business combination.

The foregoing description of the Amended Commitment Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is filed as Exhibit 10.4 to this report and is incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Stock Purchase Agreement among Double Eagle Acquisition Corp., Williams Scotsman Holdings Corp., Algeco Scotsman Global S.á r.l. and Algeco Scotsman Holdings Kft., dated as of August 21, 2017 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-37552), filed with the SEC on August 21, 2017).
2.2	Amendment to the Stock Purchase Agreement among Double Eagle Acquisition Corp., Williams Scotsman Holdings Corp., Algeco Scotsman Global S.á r.l. and Algeco Scotsman Holdings Kft., dated as of September 6, 2017 (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-220356), filed with the SEC on September 6, 2017).
2.3	Second Amendment to the Stock Purchase Agreement among Double Eagle Acquisition Corp., Williams Scotsman Holdings Corp., Algeco Scotsman Global S.á r.l. and Algeco Scotsman Holdings Kft., dated as of November 6, 2017 (incorporated by reference to the corresponding exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-220356), filed with the SEC on November 6, 2017).
10.1	Form of Williams Scotsman Corporation 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 (File No. 333-220356), filed with the SEC on November 6, 2017)).
10.2	Amended and Restated Commitment Letter among Double Eagle Acquisition Corp., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank AG, Canada Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., Goldman Sachs Lending Partners LLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC and ING Capital LLC, dated as of October 4, 2017.
10.3	Equity Commitment Letter between Double Eagle Acquisition Corp. and TDR Capital II Holdings L.P., dated as of August 21, 2017.
10.4	Amended Equity Commitment Letter among Double Eagle Acquisition Corp. and TDR Capital II Holdings L.P., dated as of November 6, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE EAGLE ACQUISITION CORP.

Date: November 9, 2017

/s/ Jeff Sagansky
Name: Jeff Sagansky
Title: President and Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Vice President, Chief Financial Officer and Treasurer (principal financial officer)