Form 10-K
period 2017-12-31
WillScot Corp
filed 2018-03-16
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

WILLSCOT CORPORATION
(formerly known as Double Eagle Acquisition Corp.)
(Exact name of registrant as specified in its charter)

Delaware	001-37552	82-3430194
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

901 S. Bond Street, #600
Baltimore, Maryland 21231
(Address, including zip code, of principal executive offices)
(410) 931-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.0001 per share	NASDAQ Capital Market
Warrants, each exercisable for one-half of one share of Class A Common Stock	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S‑T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2017 (the last business day of the registrant’s most recently completed second quarter), was approximately $500,000,000.

Shares of Class A common stock, par value $0.0001 per share, outstanding: 84,644,774 shares at March 1, 2018

Shares of Class B common stock, par value $0.0001 per share, outstanding: 8,024,419 shares at March 1, 2018

WILLSCOT CORPORATION
Annual Report on Form 10-K

PART I

ITEM 1.	Business
Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to WillScot Corporation and its subsidiaries.
Our Company
Headquartered in Baltimore, Maryland, we are a market leader in the North America specialty rental services industry. We provide innovative modular space and portable storage solutions to diverse end markets utilizing a branch network of over 100 locations throughout the United States (“US”), Canada and Mexico.
With roots dating back more than 60 years, we lease modular space and portable storage units (our “lease fleet”) to customers in the commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We deliver “Ready to Work” solutions through our growing offering of value-added products and services (“VAPS”), such as the rental of steps, ramps, and furniture packages, damage waivers and other amenities. These turnkey solutions offer customers flexible, low-cost and timely solutions to meet their space needs on an outsourced basis. We complement our core leasing business by selling both new and used units, allowing us to leverage our scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
WillScot Corporation (“WSC”), a Delaware corporation, is the holding company for the Williams Scotsman family of companies. All of our assets and operations are owned through Williams Scotsman Holdings Corp. (“WS Holdings”). We operate and own 90% of WS Holdings, and an affiliate of TDR Capital LLP (“TDR Capital”) owns the remaining 10%.
Recent Strategic Transactions
Business Combination
Our Company (formerly known as Double Eagle Acquisition Corp.) was incorporated as a Cayman Islands exempted company in June 2015. We were incorporated as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more target businesses. We completed an initial public offering in September 2015, after which our securities were listed on the Nasdaq Capital Market (“Nasdaq”).
On November 29, 2017, we completed a transaction (the “Business Combination”) whereby:

•	we deregistered as a Cayman Islands exempted entity, domesticated as a Delaware corporation, and changed our name to WillScot Corporation;

•
our publicly-traded units (Nasdaq: EAGLU) separated into their components (ordinary shares and warrants); our ordinary shares (Nasdaq: EAGL) converted, on a one-for-one basis, into shares of Class A common stock; and our warrants (Nasdaq: EAGLW) became warrants to acquire the corresponding shares of our Class A common stock;

•
Sapphire Holding S.à r.l. (“Sapphire”), which is an investment holding company controlled by TDR Capital, purchased 43,568,901 shares of our Class A common stock at a price of $9.60 per share, for a total purchase price of $418.3 million (the “Private Placement”);

•
Williams Scotsman International, Inc. (“WSII”) issued $300.0 million in aggregate principal amount of 7.875% senior secured notes due 2022 (the “Notes”) and entered into a new $600.0 million asset-based lending revolving credit facility (the “ABL Facility”); and

•
with proceeds from the Private Placement and the Notes offerings and borrowings under the ABL Facility, we indirectly acquired all of the issued and outstanding shares of common stock of WSII from affiliates of TDR Capital for an aggregate purchase price of $1.1 billion, of which (i) $1.0215 billion was payable in cash and (ii) $78.5 million was payable in shares of our Class B common stock, par value $0.0001 per share, representing a non-economic voting interest in the Company, and shares of WS Holdings common stock, which are exchangeable into shares of our Class A common stock.

Upon completion of the Business Combination, the Nasdaq trading symbols of our Class A common stock and our warrants were changed to “WSC” and “WSCWW,” respectively.
Although WSC was the indirect acquirer of WSII for legal purposes, the Business Combination was accounted for as a reverse acquisition in which WSII was treated as the accounting acquirer. Consequently, our financial statement presentation includes the financial statements of WSII and its subsidiaries as our predecessor for periods prior to the completion of the Business Combination and of WSC, including the consolidation of WSII and its subsidiaries, for periods from and after November 29, 2017, the closing date of the Business Combination.

Discontinued Operations
Prior to the completion of the Business Combination, a parent company of WSII’s former owners, Algeco Scotsman Global S.à r.l., (together with its subsidiaries, the “Algeco Group”), undertook an internal restructuring (the “Carve-Out Transaction”) whereby certain assets related to WSII’s historical Remote Accommodations Business were transferred from WSII to other entities owned by the Algeco Group.
Acton Acquisition
On December 20, 2017, WSII acquired 100% of the issued and outstanding ownership interests of Acton Mobile Resources Holdings LLC (“Acton Holdings”) for a cash purchase price of $237.1 million, subject to certain adjustments. Acton Holdings owns New Acton Mobile Industries LLC (“Acton”), which provides modular space and portable storage rental services from a branch network of 34 locations across the US. WSII funded the acquisition with cash on hand and borrowings under the ABL Facility. Results of operations from Acton subsequent to the acquisition on December 20, 2017 are included in our consolidated operating results. Lease fleet and all other assets acquired and liabilities assumed in the transaction are included in our balance sheet as of December 31, 2017.
Products and Services
Our modular space and portable storage units are used to meet a broad range of customer needs. Our units are made of wood, steel, or aluminum frames mounted on a steel chassis, and typically range in size from 8 to 14 feet in width and 16 to 70 feet in length. Most units are equipped with air conditioning and heating, electrical and Ethernet cable outlets and, if necessary, plumbing facilities. Our units are transported by truck, either towed (if fitted with axles and hitches) or mounted on flat-bed trailers. Additionally, we offer VAPS along with our lease fleet (collectively, “rental equipment”) in order to deliver “Ready to Work” solutions to our customers. Our specific product offerings include:
Modular Space
Panelized and Stackable Offices. Our AS FlexTM panelized and stackable offices are the next generation of modular space technology and offer maximum flexibility and design configurations. These units provide a modern, innovative design, smaller footprint, ground level access and interchangeable panels, including all glass panels, that allow customers to configure the space to their precise requirements. These units have the ability to expand upwards (up to three stories) and outwards.
Single-Wide Modular Space Units. Single-wide modular space units include mobile offices and sales offices. These units offer maximum ease of installation and removal, and are deployed across the broadest range of applications in our fleet. These units typically have “open interiors” which can be modified using movable partitions, and include tile floors, air conditioning and heating units, partitions and, if requested, toilet facilities.
Section Modulars and Redi-Plex. Section modulars are two or more units combined into one structure. Redi-Plex complexes offer advanced versatility for large, open floor plans or custom layouts with private offices. Redi-Plex is built with clearspan construction, which eliminates interference from support columns and allows for up to sixty feet of open building width and building lengths that increase in twelve foot increments, based on the number of units coupled together. Our proprietary design meets a wide range of national and state building, electrical, mechanical and plumbing codes, which creates versatility in fleet management. Examples of section modular units include hospital diagnostic annexes, special events headquarters, golf pro shops and larger general commercial offices.
Classrooms. Classroom units are generally double-wide units adapted specifically for use by school systems or universities. Classroom units usually feature teaching aids, air conditioning/heating units, windows and, if requested, toilet facilities.
Container Offices. Container offices are International Organization for Standardization (“ISO”) certified shipping containers that we convert for office use. They provide safe, secure, ground-level access with fully welded weather-resistant steel corrugated exteriors and exterior window guards made of welded steel and tamper-proof screws. Container offices are available in 20 and 40 foot lengths and in a combination of office and storage floor plans, or all-office floor plans.
Other Modular Space. We offer a range of other specialty products that vary across regions and provide flexibility to serve demands for local markets. Examples include workforce accommodation units used to house workers with dining facilities often in remote locations, and toilet facilities to complement office and classroom units.
Portable Storage Products
Portable Storage. Storage units are typically ISO shipping containers with swing doors that are repurposed for commercial storage applications. These units are primarily ground-level entry, windowless storage containers made of heavy exterior metals for secure storage and water tightness.
VAPS
We offer a thoughtfully curated portfolio of VAPS that make modular space and portable storage units more productive, comfortable, secure and “Ready to Work” for our customers. We lease furniture, steps, ramps, basic appliances, internet connectivity devices and other items to our customers for use in connection with our products. We also offer our lease customers a damage waiver program that protects them in case the leased unit is damaged. For customers who do not select the damage waiver program, we bill them for the cost of repairs above and beyond normal wear and tear.
Delivery, Installation and Removal
We provide delivery, site-work, installation, disassembly, unhooking and removal, and other services to our customers for an additional fee as part of our leasing and sales operations. Typically, units are placed on temporary foundations constructed by our in-house service technicians or subcontractors. These in-house service technicians or subcontractors also generally install any ancillary products and VAPS.
Product Leases
Rental equipment leasing is our core business. Approximately 93% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. While the initial lease term is often relatively short, the average actual lease duration of our lease portfolio (including month-to-month renewals) is significantly longer. Currently, our average minimum lease terms at delivery for modular space units and portable storage units are 11 months and 7 months, respectively, while the average duration of our lease portfolio is 32 months, including those leases acquired as part of the Acton acquisition.
Customers are responsible for the costs of delivery and set-up, dismantling and pick-up, customer-specified modifications, costs to return custom modifications back to standard configuration at end of lease and any loss or damage beyond normal wear and tear. Our leases generally require customers to maintain liability and property insurance covering the units during the lease term, and to indemnify us from losses caused by the negligence of the customer or their employees.
As of December 31, 2017, we had over 75,000 modular space units and over 19,000 portable storage units, of which 53,275 of our modular space units, or 70%, and 14,234, or 72%, of our portable storage units were on rent.
Product Sales
We complement our core leasing business with product sales. Generally, we purchase new units from a broad network of third-party manufacturers for sale. We typically do not purchase new units for resale until we have obtained firm purchase orders (which normally are non-cancelable and include up-front deposits) for such units. Buying units directly for resale adds scale to our purchasing, which is beneficial to overall supplier relationships and purchasing terms. New unit sales are a natural extension of our leasing operations in situations where customers have long-lived or permanent projects, making it more cost-effective to purchase rather than to lease a standard unit.
In the normal course of managing our business, we also sell idle used rental units at fair market value and units that are already on rent if the customer expresses interest in owning, rather than continuing to rent the unit. The sale of units from our rental equipment has historically been both profitable and a cost-effective method to finance the replenishment and upgrade of the lease fleet, as well as generate free cash flow during periods of lower rental demand and utilization. Our sales business may include modifying or customizing units to meet customer requirements. We also offer delivery, installation and removal-related services for an additional fee as part of our sales operations.
Customers
In 2017, we served over 35,000 customers. We believe that our customers prefer our modular space products over fixed, on-site built space because modular space products are a quick, flexible, cost-effective and risk-averse solution for expansion. Because modular space units are also built in controlled environments, they also offer higher quality than on-site builds.
For the years ended December 31, 2017, 2016 and 2015, no customer accounted for more than 4% of our total consolidated revenues. For the year ended December 31, 2017, our top ten customers accounted for 6% of our total consolidated revenues, reflecting a low customer concentration risk. Our key customer end-markets include:
Commercial and Industrial
Customers in this category span a variety of industries ranging from commercial offices and warehouses; customers in entertainment, recreation, fast food and retail; transportation; recycling; chemicals and other manufacturing and industrial end-markets.
Construction and Infrastructure
We provide office and storage space to a broad array of contractors associated with non-residential buildings and non-building infrastructure. Our client portfolio includes many of the largest general contractors and engineering, procurement and construction companies in North America. Examples include highway, street, bridge and tunnel contractors; water, sewer, communication and power line contractors; and special construction trades, including glass, glazing and demolition. Our construction and infrastructure customer base is characterized by a wide variety of contractors that are associated with original construction as well as capital improvements in the private, institutional and municipal arenas.

Education
Rapid shifts in populations within regions often necessitate quick expansion of education facilities, particularly in elementary, secondary schools and universities and colleges. Regional and local governmental budgetary pressures, classroom size reduction legislation, refurbishment of existing facilities and the expansion of charter schools have made modular classrooms a convenient and cost-effective way to expand capacity in education settings. In addition, our products are used as classrooms when schools are undergoing large scale modernization, which allows continuous operation of a school while modernization progresses.
Energy and Natural Resources
Our products are leased to companies involved in up- mid- and down-stream oil and gas, electricity generation and transmission, mining exploration and extraction, forestry and other related sectors.
Government
Government customers consist of national, state, provincial and local public sector organizations. Modular space and portable storage solutions are particularly attractive to focused niches such as disaster relief, prisons and jails, courthouses, military installations, national security buildings and offices during building modernization.
Our Industry
Our business primarily operates within the modular space and portable storage markets, however our services span across a variety of related sectors, including furniture rental, transportation and logistics, facilities rental services and commercial real estate.
Modular Space Market
The modular space market is highly fragmented. Modular space units are non-residential structures designed to meet federal, provincial, state and local building codes and, in most cases, are designed to be relocatable. Modular space units are constructed offsite, utilizing manufacturing techniques to prefabricate single or multi-story whole building solutions in deliverable modular sections. Units are typically constructed of steel, wood and conventional building materials.
The modular space market has evolved in recent years as businesses and other potential customers increasingly recognize the value of modular space. The key growth drivers in this market are:

•
Growing need and demand for space - driven by general economic activity, including gross domestic product growth, industrial production, mining and natural resources activity, non-residential construction, urbanization, public and education spending, and the scale and frequency of special events.

•	Increasing shift from traditional fixed, on-site built space to modular space solutions - driven by several advantages as compared with fixed, on-site built space, including:

•	Quick to install - the pre-fabrication of modular space units allows them to be put in place rapidly, providing potential long-term solutions to needs that may have materialized quickly.

•	Flexibility - flexible assembly design allows modular space units to be built to suit a customer’s needs while offering customers the ability to adjust their space as their needs change.

•	Cost effectiveness - modular space units provide a cost effective solution for temporary and permanent space requirements and allow customers to improve returns on capital in their core business.

•	Quality - the pre-fabrication of modular space units is based on a repeatable process in a controlled environment, resulting in more consistent quality.

•	Mobility - modular space units can easily be disassembled, transported to a new location and re-assembled.

•	Environmentally friendly - relocatable buildings promote the reuse of facilities, on an as-needed basis by the occupants.
Portable Storage Market
The portable storage market is highly fragmented and remains primarily local in nature. Portable storage provides customers with a flexible and low-cost storage alternative to permanent warehouse space and fixed-site self-storage. In addition, portable storage addresses the need for security while providing for convenience and immediate accessibility to customers.
Other Related Markets
In the normal course of providing our “Ready to Work” solutions, we perform services that are characteristic of activities in other industries. For example, we coordinate a broad network of third-party and in-house transportation and service resources to support the timely delivery of our products to, as well as maintenance on customer sites. Additionally, we design, source, lease and maintain a broad offering of ancillary products, including furniture, that render our modular structures immediately functional in support of our customers’ needs. We also provide technical expertise and oversight for customers regarding building design and permitting, site preparation and expansion or contraction of installed space based on changes in project requirements. Further, we have the capability to compete in adjacent markets, such as commercial and institutional housing, that have received less focus historically in the modular space market. We believe that this broad service capability differentiates us from other rental and business services providers and clearly differentiates us in the marketplace.
Seasonality and Concentration of Credit Risk
Although demand from certain of our customers is seasonal, our operations as a whole are not impacted in any material respect by seasonality. Our broad customer base, as well as the diverse end uses of our units by our customers, reduces the risk of seasonal business implications. No customer accounted for more than 4% of revenues for the year ended December 31, 2017.
Competitive Strengths
We believe that the following competitive strengths have been instrumental to our success and position us for future growth:
North American Market Leader with Significant Scale Advantages
We have developed our market position by leveraging our extensive branch network, diverse fleet, technical expertise, operational capabilities and strong brand awareness among our customers. Our extensive scale allows us to attract and retain talent, and implement industry leading technology tools and process. This results in significant operational benefits, such as optimization of fleet yield and utilization, efficient capital allocation and superior service capabilities.
Customer, End-Market and Geographic Diversity
We have established strong relationships with a diverse customer base, ranging from large national accounts to small local businesses. Our customers operate in multiple end-markets, including commercial and industrial, construction, education, energy and natural resources and government, among others. We believe that the diversity of our customer end-markets reduces our exposure to changes related to a given customer, shifts within an industry or geographic region, and end-market industry seasonality, while also providing significant opportunities to grow the business.
Since geographic proximity to customers is a competitive advantage in the industry, we maintain a network of over 100 branches and additional drop lots to better service our customers. Our branches typically have a sales staff dedicated to the local market, with transportation personnel responsible for delivery and pick-up of our units and yard personnel responsible for loading and unloading units and performing modifications, repairs and maintenance. Customers benefit from improved service and response times, reduced time to occupancy, better access to sales representatives and lower freight costs, which are typically paid by the customer. We benefit because we are able to spread regional overhead and marketing costs over a larger lease base, redeploy units within our branch network to optimize utilization, enhance our competitive position by providing ample local supply and offer profitable short-term leases which would either not be profitable or would be cost prohibitive to the customer without a local market presence. We believe that the geographic diversity of our branch network reduces our exposure to changes related to a given region, while presenting us with significant growth opportunities.

The following chart illustrates the breakdown of our customers and revenue by end markets as of December 31, 2017.
Long-Life Fleet and Effective Fleet Management
We have made significant investments in our lease fleet. As of December 31, 2017, including the assets acquired as part of the Acton acquisition, our modular space and portable storage lease fleet consists of more than 45.0 million square feet of re-locatable space, comprising approximately 95,000 units with a gross book value of approximately $1.4 billion. The average age of our lease fleet is approximately 14.3 years, while the economic life can exceed 20 years.
Our standardized lease fleet meets multi-state industrial building codes, which allows us to leverage our branch network and rapidly redeploy units to areas of higher customer demand in the surrounding geographic markets, as well as easily modify our structures to meet specific customer needs. Additionally, we have the flexibility to refurbish existing units in order to re-lease them when we have sufficient customer demand or we can choose to sell used units to customers.
The relative simplicity and favorable condition and quality of the lease fleet, as well as our sourcing strategy where we source our units with no significant dependence on any one particular supplier and have no long-term purchase contracts with manufacturers, provides purchasing flexibility and allows us to adjust such expenditures based on our business needs and prevailing economic conditions.
Further, we supplement our fleet spending with acquisitions, and consider our acquisition strategy to be opportunistic. We will adjust fleet spending patterns as acquisition opportunities become available.
The following chart illustrates the breakdown of the net book value of our rental equipment between the various modular space product types, portable storage and VAPS as of December 31, 2017.

Sales and Distribution by Region and Segment
The majority of our revenues are generated through our core leasing business in the US. However, our core leasing business is complemented by unit sales.
Our business consists of two reportable segments: Modular - US, comprised of the contiguous 48 states and Hawaii (“Modular - US”), and Modular - Other North America, comprised of Alaska, Canada and Mexico (“Modular - Other North America”). Corporate and other includes eliminations of costs and revenue between segments and the costs of certain corporate functions not directly attributable to the underlying segments.
Revenues by business segment and geographic segment for the years ended December 31, 2017, 2016 and 2015, are as follows:

(in thousands)	2017	% of Total Revenues	2016	% of Total Revenues	2015	% of Total Revenues
By Business Segment:
Modular – US	$392,933	88.1%	$365,496	85.7%	$352,648	77.8%
Modular – Other North America	53,656	12.0	62,004	14.5%	101,388	22.4%
Total Business Segment Revenues	446,589	100.1	427,500	100.2%	454,036	100.2%
Corporate and Other	(647)	(0.1)	(888)	(0.2)%	(701)	(0.2)%
Total Revenues	$445,942	100.0%	$426,612	100.0%	$453,335	100.0%

By Geographic Segment:
United States	$396,039	88.8%	$378,129	88.6%	$373,845	82.5%
Canada	36,357	8.2%	35,401	8.3%	61,953	13.6%
Mexico	13,546	3.0%	13,082	3.1%	17,537	3.9%
Total Revenues	$445,942	100.0%	$426,612	100.0%	$453,335	100.0%
Competition
Although our competition varies significantly by local market, the modular space and portable storage industry is highly competitive and fragmented as a whole. We believe that participants in our industry compete on the basis of customer relationships, price, service, delivery speed, breadth and quality of equipment and additional services offered. We typically compete with one or more local providers in all of our markets, as well as with a limited number of national and regional companies. Some of our competitors may have greater market share in certain geographic regions. Significant modular space and portable storage competitors include Modspace, Inc., Mobile Mini, Mobile Modular, Pac-Van and ATCO Structures & Logistics. Numerous other regional and local companies compete in individual markets.
Employees
As of December 31, 2017, we had over 1,600 employees and had collective bargaining agreements with approximately 2% of our employees. Approximately 88% of our employees are in the field, while 12% serve in corporate functions. We have not experienced a strike or significant work stoppage, and we consider our relations with employees to be good.
Intellectual Property
We own a number of trademarks, none of which are individually material to our business. Our trademarks are registered or pending applications for registrations in the US Patent and Trademark Office and various non-US jurisdictions. We operate primarily under the Williams Scotsman brand.
Regulatory and Environmental Compliance
We are subject to certain environmental, transportation, anti-corruption, import controls, health and safety and other laws and regulations in countries, states or provinces, and localities in which we operate. The business incurs significant costs to comply with these laws and regulations. However, from time to time we may be subject to additional costs and penalties as a result of non-compliance. The discovery of currently unknown matters or conditions, new laws and regulations or different enforcement or interpretation of existing laws and regulations could materially harm our business or operations in the future.
We are subject to laws and regulations that govern and impose liability for activities which may have adverse environmental effects, including discharges into air and water, and handling and disposal of hazardous substances and waste. As of the date of this filing, no environmental matter has been material to our operations. Based on our management’s assessment, we believe that any environmental matters relating to us of which we are currently aware will not be material to our overall business or financial condition.
The jurisdictions in which we operate are also subject to anti-bribery laws and regulations, such as the US Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). These regulations prevent companies and their officers, employees and agents from making payments to officials and public entities of foreign countries to facilitate obtaining new contracts. Violations of these laws and regulations may result in criminal sanctions and significant monetary penalties.
A portion of our units are subject to regulation in certain states under motor vehicle and similar registrations and certificate of title statutes. Management believes that we have complied, in all material respects, with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to modular space units. We have not taken actions under such statutes in states where we have determined that such statutes do not apply to modular space units. However, in certain states, the applicability of such statutes to modular space units is not clear beyond doubt. If additional registration and related requirements are deemed to be necessary in such states or if the laws in such states or other states were to change to require us to comply with such requirements, we could be subject to additional costs, fees and taxes as well as administrative burdens in order to comply with such statutes and requirements. Management does not believe that the effect of such compliance will be material to our business and financial condition.
Available Information
Our website address is www.willscot.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding WSC.

ITEM 1A.	Risk Factors
Risks Relating to Our Business
We face significant competition in the modular space and portable storage unit industry. If we are unable to compete successfully, we could lose customers and our revenue and profitability could decline.
Although our competition varies significantly by market, the modular space and portable storage unit industry, in general, is highly competitive. We compete on the basis of a number of factors, including equipment availability, quality, price, service, reliability, appearance, functionality and delivery terms. We may experience pricing pressures in our operations in the future as some of our competitors seek to obtain market share by reducing prices. We may also face reduced demand for our products and services if our competitors are able to provide new or innovative products or services that better appeal to our potential customers. In each of our current markets, we face competition from national, regional and local companies who have an established market position in the specific service area. We expect to encounter similar competition in any new markets that we may enter. Some of our competitors may have greater market share, less indebtedness, greater pricing flexibility, more attractive product or service offerings or superior marketing and financial resources. Increased competition could result in lower profit margins, substantial pricing pressure and reduced market share. Price competition, together with other forms of competition, may materially adversely affect our business, results of operations and financial condition.
Our operations are exposed to operational, economic, political and regulatory risks.
As of December 31, 2017, we operated in the United States, Canada and Mexico. For the year ended December 31, 2017, approximately 88.8%, 8.2% and 3.0% of our revenue was generated in the United States, Canada and Mexico, respectively. The operations in these countries could be affected by foreign and domestic economic, political and regulatory risks. These risks include:

•	multiple regulatory requirements that are subject to change and that could restrict our ability to assemble, lease or sell products;

•	inflation, recession, fluctuations in foreign currency exchange and interest rates;

•	compliance with applicable export control laws and economic sanctions laws and regulations;

•	trade protection measures, including increased duties and taxes and import or export licensing requirements;

•	price controls;

•	ownership regulations;

•	compliance with applicable antitrust and other regulatory rules and regulations relating to potential future acquisitions;

•	different local product preferences and product requirements;

•	pressures on management time and attention due to the complexities of overseeing global operations;

•	challenges in maintaining, staffing and managing multi-national operations;

•	different labor regulations;

•	potentially adverse consequences from changes in or interpretations of tax laws;

•	political and economic instability;

•	enforcement of remedies in various jurisdictions;

•	the risk that the business partners upon whom we depend for technical assistance or management and acquisition expertise will not perform as expected;

•	the potential impact of collective bargaining;

•	obstacles to the repatriation of earnings and cash;

•	differences in business practices that may result in violation of company policies, including, but not limited to, bribery and collusive practices; and

•	reduced protection for intellectual property in some countries.
These and other risks could have a material adverse effect on our business, results of operations and financial condition.
Global or local economic movements could have a material adverse effect on our business.
We operate our business in the United States, Canada and Mexico. Our business may be negatively impacted by economic movements or downturns in the local markets in which we operate or global markets generally. These adverse economic conditions may reduce commercial activity, cause disruption and extreme volatility in global financial markets and increase rates of default and bankruptcy. Reduced commercial activity has historically resulted in reduced demand for our products and services. For example, reduced commercial activity in the construction, energy and natural resources sectors in certain markets in which we operate, particularly the United States and Canada, has negatively impacted our business. Disruptions in financial markets could negatively impact the ability of our customers to pay their obligations to us in a timely manner and increase our counterparty risk. If economic conditions worsen, we may face reduced demand and an increase, relative to historical levels, in the time it takes to receive customer payments. If we are not able to adjust our business in a timely and effective manner to changing economic conditions, our business, results of operations and financial condition may be materially adversely affected.
Effective management of our rental equipment is vital to our business, and our failure to properly design, manufacture, repair and maintain our rental equipment could harm our business and reduce our operating results and cash flows.
Our rental equipment has a long economic life and managing this rental equipment is a critical element to our lease business. Rental equipment asset management requires designing and building the product for a long life that anticipates the needs of our customers and changes in legislation, regulations, building codes and local permitting in the various markets in which we operate. In addition, we must successfully maintain and repair this rental equipment cost-effectively to maximize the economic life of the products and the proceeds received from the sale of such products. As the needs of our customers change, we may need to incur costs to relocate or retrofit our lease assets to better meet shifts in demand. If the distribution of our lease assets is not aligned with regional demand, we may be unable to take advantage of sales and lease opportunities despite excess inventory in other regions. If we are not able to successfully manage our lease assets, our business, results of operations and financial condition may be materially adversely affected.
If we do not appropriately manage the design, manufacture, repair and maintenance of our rental equipment, or if we delay or defer such repair or maintenance or suffer unexpected losses of rental equipment due to theft or obsolescence, we may be required to incur impairment charges for equipment that is beyond economic repair or incur significant capital expenditures to acquire new rental equipment to serve demand. These failures may also result in personal injury or property damage claims, including claims based on poor indoor air quality and termination of leases or contracts by customers. Costs of contract performance, potential litigation and profits lost from termination could materially adversely affect our future operating results and cash flows.
We may not be able to successfully acquire and integrate new operations, which could cause our business to suffer.
We may not be able to successfully complete potential strategic acquisitions for various reasons. We anticipate that we will consider acquisitions in the future that meet our strategic growth plans. We cannot predict whether or when acquisitions will be completed, and we may face significant competition for certain acquisition targets. Acquisitions that are completed involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	difficulties in entering markets in which we have no or limited direct prior experience and where our competitors in such markets have stronger market positions;

•	difficulties in complying with regulations, such as environmental regulations and managing risks related to an acquired business;

•	an inability to timely complete necessary financing and required amendments, if any, to existing agreements;

•	an inability to implement uniform standards, controls, procedures and policies;

•
undiscovered and unknown problems, defects, liabilities or other issues related to any acquisition that become known to us only after the acquisition, particularly relating to rental equipment on lease that are unavailable for inspection during the diligence process; and

•	potential loss of key customers or employees.
In connection with acquisitions we may assume liabilities or acquire damaged assets, some of which may be unknown at the time of such acquisitions.
The condition and regulatory certification of any lease fleet acquired is assessed as part of the acquisition due diligence. In some cases, lease fleet condition or regulatory certification may be difficult to determine due to fleet being on lease at the time of acquisition and/or inadequate certification records. Lease fleet acquisitions may therefore result in a rectification cost which may not have been factored into the acquisition price, impacting deployability and ultimate profitability of the lease fleet acquired.
Acquisitions are inherently risky, and no assurance can be given that our future acquisitions will be successful or will not materially adversely affect our business, results of operations and financial condition. If we do not manage new markets effectively, some of our new branches and acquisitions may lose money or fail, and we may have to close unprofitable branches. Closing a branch in such circumstances would likely result in additional expenses that would cause our operating results to suffer. To successfully manage growth, we will need to continue to identify additional qualified managers and employees to integrate acquisitions within our established operating, financial and other internal procedures and controls. We will also need to effectively motivate, train and manage our employees. Failure to successfully integrate recent and future acquisitions and new branches into existing operations could materially adversely affect our results of operations and financial condition.

Changes in state building codes could adversely impact our ability to remarket our buildings, which would have a material impact on our business, financial condition and results of operations.
Building codes are generally reviewed, debated and, in certain cases, modified on a national level every three years as an ongoing effort to keep the regulations current and improve the life, safety and welfare of the building’s occupants. All aspects of a given code are subject to change, including, but not limited to, such items as structural specifications for earthquake safety, energy efficiency and environmental standards, fire and life safety, transportation, lighting and noise limits. On occasion, state agencies have undertaken studies of indoor air quality and noise levels with a focus on permanent and modular classrooms. This process leads to a systematic change that requires engagement in the process and recognition that past methods will not always be accepted. New modular construction is very similar to conventional construction where newer codes and regulations generally increase cost. New governmental regulations may increase our acquisition costs of new rental equipment, as well as increase our costs to refurbish existing equipment.
Compliance with building codes and regulations entails risk as state and local government authorities do not necessarily interpret building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. These regulations often provide broad discretion to governmental authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of compliance in particular markets. The construction and modular industries have developed many “best practices” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than ours. When, and if, regulatory standards are clarified, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time, we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our business, financial condition, operating cash flows and results of operations could be negatively impacted.
If we do not effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment from our customers’ sites, it could have a material adverse effect on our business, financial condition and results of operations.
We perform credit evaluation procedures on our customers on each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables and loss of units if we are unable to recover our rental equipment from our customers’ sites. If we are not able to manage credit risk, or if a large number of customers should have financial difficulties at the same time, our credit and rental equipment losses would increase above historical levels. If this should occur, our business, financial condition and results of operations may be materially and adversely affected.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
As of December 31, 2017, we had US net operating loss (“NOL”) carryforwards of approximately $269.9 million for US federal income tax and state tax purposes available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). The US NOL carryforwards begin to expire in 2028 if not utilized. In addition, we had foreign NOLs of $9.9 million as a result of our operations in Mexico. The Company’s Mexico NOL carryforwards begin to expire in 2020 if not utilized.
Our US NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382 and corresponding provisions of US state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change US NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We have not completed a Section 382 analysis and therefore cannot forecast or otherwise determine our ability to derive any benefit from our various federal or state tax attribute carryforwards at this time. As a result, if we earn net taxable income, our ability to use our pre-change US NOL carryforwards to offset US federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of US NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Lastly, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including the offering of the Notes, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it may result in increased future tax obligations.
We may be unable to recognize deferred tax assets such as those related to our tax loss carryforwards and, as a result, lose future tax savings, which could have a negative impact on our liquidity and financial position.
We recognize deferred tax assets primarily related to deductible temporary differences based on our assessment that the item will be utilized against future taxable income and the benefit will be sustained upon ultimate settlement with the applicable taxing authority. Such deductible temporary differences primarily relate to tax loss carryforwards and deferred interest expense deductions. Tax loss carryforwards arising in a given tax jurisdiction may be carried forward to offset taxable income in future years from such tax jurisdiction and reduce or eliminate income taxes otherwise payable on such taxable income, subject to certain limitations. Deferred interest expense exists primarily within our US operating companies, where interest expense was not previously deductible as incurred but may become deductible in the future subject to certain limitations. We may have to write down, via a valuation allowance, the carrying amount of certain of the deferred tax assets to the extent we determine it is not probable such deferred tax assets will continue to be recognized.
Some of the tax loss carryforwards expire and if we do not have sufficient taxable income in future years to use the tax benefits before they expire, the benefit may be permanently lost. In addition, the taxing authorities could challenge our calculation of the amount of our tax attributes, which could reduce certain of our recognized tax benefits. In addition, tax laws in certain jurisdictions may limit the ability to use carryforwards upon a change in control.
Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.
We are subject to income taxes in the United States, Canada and Mexico. Our tax liabilities are affected by the amounts charged for inventory, services, funding and other intercompany transactions. We are subject to potential tax examinations in these jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our results of operations and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. A number of proposals for broad reform of the corporate tax system in the US are under evaluation at the federal level, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time. Changes in tax laws or regulations, including multijurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Co-operation and Development to address base erosion and profit sharing, may increase tax uncertainty and adversely affect our results of operations.
Our operations face foreign currency exchange rate exposure, which may materially adversely affect our business, results of operations and financial condition. Our revenues, results of operations and cash flows may also be materially and adversely affected by fluctuations in interest rates and commodity prices, including crude oil.
We hold assets, incur liabilities, earn revenue and pay expenses in certain currencies other than the US dollar, primarily the Canadian dollar and the Mexican peso. Our consolidated financial results are denominated in US dollars and therefore, during times of a strengthening US dollar, our reported revenue in non-US dollar jurisdictions will be reduced because the local currency will translate into fewer US dollars. Revenue and expenses are translated into US dollars at the average exchange rate for the period. In addition, the assets and liabilities of our non-US dollar subsidiaries are translated into US dollars at the exchange rates in effect on the balance sheet date. Foreign currency exchange adjustments arising from certain intra-company obligations with and between our domestic companies and our foreign subsidiaries are marked-to-market and recorded as a non-cash loss or gain in each of our financial periods in our consolidated statements of operations. Accordingly, changes in currency exchange rates will cause our foreign currency adjustment in the consolidated statements of comprehensive loss to fluctuate. In addition, fluctuations in foreign currency exchange rates will impact the amount of US dollars we receive when we repatriate funds from our non-US dollar operations.
Our borrowings under the ABL Facility are variable rate debt. Fluctuations in interest rates may negatively impact the amount of interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Our revenues, results of operations and cash flows are also affected by market prices for commodities such as crude oil. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies and general political and economic conditions. At any time, our inventory levels and unfulfilled fixed or partially fixed price contract obligations may be substantial. We have processes in place to monitor exposures to these risks and engage in strategies to manage these risks. If these controls and strategies are not successful in mitigating our exposure to these fluctuations, we could be materially and adversely affected. Increases in market prices for commodities that we purchase without a corresponding increase in the price of our products or our sales volume or a decrease in our other operating expenses could reduce our revenues and net income.
Significant increases in raw material and labor costs could increase our operating costs significantly and harm our profitability.
We incur labor costs and purchase raw materials, including steel, lumber, siding and roofing, fuel and other products to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our units and in connection with get-ready, delivery and installation of our units. The volume, timing and mix of such work may vary quarter-to-quarter and year-to-year. Generally, increases in labor and raw material costs will increase the acquisition costs of new units and also increase the repair and maintenance costs of our fleet. We also maintain a truck fleet to deliver units to and return units from our customers, the cost of which is sensitive to maintenance and fuel costs. During periods of rising prices for labor or raw materials, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new units and incur higher operating costs that we may not be able to recoup from customers through changes in pricing, which could have a material adverse effect on our business, results of operations and financial condition.
Third parties may fail to manufacture or provide necessary components for our products properly or in a timely manner.
We are often dependent on third parties to manufacture or supply components for our products. We typically do not enter into long-term contracts with third-party suppliers. We may experience supply problems as a result of financial or operating difficulties or the failure or consolidation of our suppliers. We may also experience supply problems as a result of shortages and discontinuations resulting from product obsolescence or other shortages or allocations by suppliers. Unfavorable economic conditions may also adversely affect our suppliers or the terms on which we purchase products. In the future, we may not be able to negotiate arrangements with third parties to secure products that we require in sufficient quantities or on reasonable terms. If we cannot negotiate arrangements with third parties to produce our products or if the third parties fail to produce our products to our specifications or in a timely manner, our business, results of operations and financial condition may be materially adversely affected.
We are subject to risks associated with labor relations, labor costs and labor disruptions.
We are subject to the costs and risks generally associated with labor disputes and organizing activities related to unionized labor. From time to time, our operations may be disrupted by strikes, public demonstrations or other coordinated actions and publicity. We may incur increased legal costs and indirect labor costs as a result of contractual disputes, negotiations or other labor-related disruptions. Operations where we have collective bargaining agreements with employees accounted for approximately 2% of our employees as of December 31, 2017. These operations may be more highly affected by labor force activities than others, and all collective bargaining agreements must be renegotiated annually. Other locations may also face organizing activities or effects. Labor organizing activities could result in additional employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of workforces during an economic downturn, which could put us at a competitive disadvantage.
Failure to retain key personnel could impede our ability to execute our business plan and growth strategy.
One of the most important factors in our ability to profitably execute our business plan is our ability to attract, develop and retain qualified personnel. Many of our key executives, managers and employees have knowledge and an understanding of our business and our industry that cannot be readily duplicated and they are the key individuals that interface with customers. In addition, the ability to attract and retain qualified personnel is dependent on the availability of qualified personnel, the impact on the labor supply due to general economic conditions and the ability to provide a competitive compensation package. Failure to retain key personnel may materially adversely affect our business, results of operations and financial condition.
In addition, labor shortages, the inability to hire or retain qualified employees nationally, regionally or locally or increased labor costs could have a material adverse effect on our ability to control expenses and efficiently conduct our operations. We may not be able to continue to hire and retain the sufficiently skilled labor force necessary to operate efficiently and to support our operating strategies. Labor expenses could also increase as a result of continuing shortages in the supply of personnel.
If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.
We have goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2017, we had approximately $28.6 million and $126.3 million of goodwill and intangible assets, net, respectively, in our statement of financial position, which would represent approximately 2.0% and 9.0% of total assets, respectively. We are required to review goodwill and intangible assets at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.
We recorded impairment charges of $60.7 million in 2017. These charges represent non-cash impairment charges of certain of our operations recognized in connection with our annual goodwill and intangible asset impairment testing. Any additional impairment charges in the future could adversely affect our business, results of operations and financial condition.
We are subject to various laws and regulations including those governing government contracts, corruption and the environment. Obligations and liabilities under these laws and regulations may materially harm our business.
Government Contract Laws and Regulations
We lease and sell our products to government entities, among other parties, and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts can differ from the laws governing private contracts. For example, many government contracts contain favorable pricing terms and conditions that are not typically included in private contracts, such as clauses that make certain obligations of government entities subject to budget appropriations. Many government contracts can be terminated or modified, in whole or in part, at any time, without penalty, by the government. In addition, our failure to comply with these laws and regulations might result in administrative penalties or the suspension of our government contracts or debarment and, as a result, the loss of the related revenue which would harm our business, results of operations and financial condition. We are not aware of any action contemplated by any regulatory authority related to any possible non-compliance by or in connection with our operations.
Our operations are subject to an array of governmental regulations in each of the jurisdictions in which we operate. For example, our activities in the United States are subject to regulation by several federal and state government agencies, including the Occupational Safety and Health Administration and by federal and state laws. Our operations and activities in other jurisdictions are subject to similar governmental regulations. Similar to conventionally constructed buildings, the modular business industry is also subject to regulations by multiple governmental agencies in each jurisdiction relating to, among others, environmental, zoning and building standards, and health, safety and transportation matters. Noncompliance with applicable regulations, implementation of new regulations or modifications to existing regulations may increase costs of compliance, require a termination of certain activities or otherwise have a material adverse effect on our business, results of operations and financial condition.
United States Government Contract Laws and Regulations
Our government customers include the US government, which means we are subject to various statutes and regulations applicable to doing business with the US government. These types of contracts customarily contain provisions that give the US government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors, including provisions that allow the government to unilaterally terminate or modify our federal government contracts, in whole or in part, at the government’s convenience. Under general principles of US government contracting law, if the government terminates a contract for convenience, the terminated company may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
In addition, US government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•	specialized disclosure and accounting requirements unique to US government contracts;

•
financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the US government;

•	public disclosures of certain contract and company information; and

•	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.
If we fail to maintain compliance with these requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts or under the Federal Civil False Claims Act (the “False Claims Act”). The False Claims Act’s “whistleblower” provisions allow private individuals, including present and former employees, to sue on behalf of the US government. The False Claims Act statute provides for treble damages and other penalties and, if our operations are found to be in violation of the False Claims Act, we could face other adverse action, including suspension or prohibition from doing business with the United States government. Any penalties, damages, fines, suspension or damages could adversely affect our ability to operate our business and our financial results.
Anti-Corruption Laws and Regulations
We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials by a US person for the purpose of obtaining or retaining business. We operate in countries that may present a more corruptible business environment than the United States. Such activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various laws, including the FCPA. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, existing safeguards and any future improvements may prove to be ineffective and employees or agents may engage in conduct for which we might be held responsible.
If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, including suspension or debarment from US government contracting, and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition. We are also subject to similar anti-corruption laws in other jurisdictions.
Environmental Laws and Regulations
We are subject to a variety of national, state, regional and local environmental laws and regulations. Among other things, these laws and regulations impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and impose liabilities for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. In the ordinary course of business, we use and generate substances that are regulated or may be hazardous under environmental laws. We have an inherent risk of liability under environmental laws and regulations, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. From time to time, our operations or conditions on properties that we have acquired have resulted in liabilities under these environmental laws. We may in the future incur material costs to comply with environmental laws or sustain material liabilities from claims concerning noncompliance or contamination. We have no reserves for any such liabilities.
We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist at our facilities or at third party sites for which we may be liable. Enactment of stricter laws or regulations, stricter interpretations of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at sites we own or third party sites may require us to make additional expenditures, some of which could be material.
We may be subject to litigation, judgments, orders or regulatory proceedings that could materially harm our business.
We are subject to claims arising from disputes with customers, employees, vendors and other third parties in the normal course of business. The risks associated with any such disputes may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our business, results of operations and financial condition would be harmed. Even if the outcome of a claim proves favorable to us, litigation can be time consuming and costly and may divert management resources. To the extent that our senior executives are named in such lawsuits, our indemnification obligations could magnify the costs.
Any failure of our management information systems could disrupt our business and result in decreased lease or sale revenue and increase overhead costs.
We depend on our management information systems to actively manage our lease fleet, control new unit capital spending and provide fleet information, including leasing history, condition and availability of our units. These functions enhance our ability to optimize lease fleet utilization, rentability and redeployment. The failure of our management information systems to perform as anticipated could damage our reputation with our customers, disrupt our business or result in, among other things, decreased lease and sales revenue and increased overhead costs. For example, an inaccurate utilization rate could cause us to fail to have sufficient inventory to meet consumer demand, resulting in decreased sales. Any such failure could harm our business, results of operations and financial condition. In addition, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from business operations and growth initiatives and increase our implementation and operating costs, any of which could materially adversely affect our operations and operating results.
Like other companies, our information systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, telecommunications failures, computer viruses, security breaches (including cyber-attacks) and other security issues. In addition, because our systems contain information about individuals and businesses, the failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs, regulatory sanctions and other potential material adverse effects on our business, results of operations and financial condition.
Our operations could be subject to natural disasters and other business disruptions, which could materially adversely affect our future revenue and financial condition and increase our costs and expenses.
Our operations could be subject to natural disasters and other business disruptions such as fires, floods, hurricanes, earthquakes and terrorism, which could adversely affect our future revenue and financial condition and increase our costs and expenses. For example, hurricanes Harvey and Irma in August and September 2017 impacted our operations in Texas and Florida. We have submitted claims relating to these hurricanes to our insurers in the impacted locations, however, we may face significant delays in resolving our insurance claims or our insurers may challenge or deny parts or all of our claims. See “Risk Factors-Risks Relating Our Business - We are exposed to various possible claims relating to our business and our insurance may not fully protect us.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Our Business-Natural Disasters.” In addition, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our products and services. In the event of a major natural or man-made disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which may materially adversely affect our business. If any of our facilities or a significant amount of our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by asset, liability, business continuity or other insurance contracts. Also, we could face significant increases in premiums or losses of coverage due to the loss experienced during and associated with these and potential future natural or man-made disasters that may materially adversely affect our business. In addition, attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our results of operations.
More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the global economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.
We are exposed to various possible claims relating to our business. These possible claims include those relating to: (1) personal injury or death caused by containers, offices or trailers rented or sold by us; (2) motor vehicle accidents involving our vehicles and our employees; (3) employment-related claims; (4) property damage and (5) commercial claims. Our insurance policies have deductibles or self-insured retentions which would require us to expend amounts prior to taking advantage of coverage limits. We believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims such as dishonest, fraudulent, criminal or malicious acts; terrorism, war, hostile or warlike action during a time of peace; automobile physical damage; natural disasters; and cybercrime.
Demand for our products and services is sensitive to changes in demand within a number of key industry end-markets and geographic regions.
Our financial performance is dependent on the level of demand for our products and services, which is sensitive to the level of demand within various sectors, in particular, the commercial and industrial, construction, education, energy and natural resources, government and other end-markets. Each of these sectors is influenced not only by the state of the general global economy, but by a number of more specific factors as well. For example, demand for modular buildings within the energy and resources sector may be materially adversely affected by a decline in global energy prices. Demand for our products and services may also vary among different localities or regions.
The levels of activity in these sectors and geographic regions may also be cyclical, and we may not be able to predict the timing, extent or duration of the activity cycles in the markets in which we or our key customers operate. A decline or slowed growth in any of these sectors or geographic regions could result in reduced demand for its products and services, which may materially adversely affect our business, results of operations and financial condition.
We may not be able to redeploy our units effectively should a significant number of our leased units be returned during a short period of time, which could adversely affect our financial performance.
While our typical lease terms include contractual provisions requiring customers to retain units on lease for a specified period, our customers generally rent their units for periods longer than the contractual lease terms. As of December 31, 2017, the average lease duration of our current lease portfolio is approximately 32 months. Should a significant number of leased units be returned during a short period of time, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could have a material adverse effect on our financial performance.
Failure to close our unit sales transactions as projected could cause our actual revenue or cash flow for a particular fiscal period to differ from expectations.
Sales of new and used modular space and portable storage units to customers represented approximately 13.1% of our revenue during the year ended December 31, 2017. The completion of sale transactions is subject to certain factors that are beyond our control, including permit requirements and weather conditions. Accordingly, the actual timing of the completion of these transactions may take longer than expected. As a result, our actual revenue and cash flow in a particular fiscal period may not consistently correlate to our internal operational plans and budgets. If we are unable to prepare accurate internal operational plans and budgets, we may fail to take advantage of business and growth opportunities otherwise available and our business, results of operations and financial condition may be materially adversely affected.
Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.
Sapphire, controlled by TDR Capital, beneficially owned approximately 54.8% of our outstanding shares of Class A common stock and 100% of our outstanding Class B common stock as of March 1, 2018. In addition, TDR Capital nominated two directors to serve on our board of directors and maintains a director nomination right, based on its share ownership. As a result of its ability to control a significant percentage of the voting power of our outstanding common stock, TDR Capital may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. TDR Capital may have interests that are different from those of other stockholders.
Our business has not been managed as a public company since 2007 and our resources may be insufficient for a public company.
As a result of the Business Combination, we are subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. While certain members of our management team have experience in managing a public company, we have not had all of the resources typically found in a public company since 2007. Our internal infrastructure may not be adequate to support the increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome lack of experience or employees. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws, the listing requirements of Nasdaq or such other national securities exchange on which our equity securities may trade and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of the business, which could adversely affect our business, financial condition and operating results. Our business could be adversely affected if our internal infrastructure is inadequate, if we are unable to engage outside consultants or if we are otherwise unable to fulfill our public company obligations.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of Sarbanes Oxley. As described in Part II Item 9A. “Controls and Procedures,” we have concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to material weaknesses in our internal controls over financial reporting associated with accounting for income taxes and reverse acquisition accounting. We will enhance, and continue to enhance, our internal controls and expect to remediate these control deficiencies. However, we cannot be certain that these measures will be successful or that we will be able to prevent future material weaknesses or significant deficiencies. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.
We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act of 2002 as amended (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional change. We expect that ongoing compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. It is possible that these expenses will exceed the increases projected by management. These laws, rules and regulations may also make it more expensive to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on its board of directors or as officers. Although the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact its results of operations and financial condition.
Risks Relating to Our Capital Structure
Global capital and credit market conditions could materially and adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to us.
Although we believe the banks participating in the ABL Facility have adequate capital and resources, we can provide no assurance that all of those banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail, it is possible that the borrowing capacity under the ABL Facility would be reduced. Practical, legal and tax limitations may also limit our ability to access and service the working capital needs of other businesses in the WSII subsidiary group. In the event that the availability under the ABL Facility were reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs. The options for addressing such capital constraints would include, but would not be limited to, obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the ABL Facility, and accessing the public capital markets. In addition, we may delay certain capital expenditures to ensure that we maintain appropriate levels of liquidity. If it became necessary to access additional capital, any such alternatives could have terms less favorable than those terms under the ABL Facility, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, in the future we may need to raise additional funds to, among other things, refinance existing indebtedness, fund existing operations, improve or expand its operations, respond to competitive pressures or make acquisitions. If adequate funds are not available on acceptable terms, we may be unable to achieve our business or strategic objectives or compete effectively. Our ability to pursue certain future opportunities may depend in part on our ongoing access to debt and equity capital markets. We cannot assure you that any such financing will be available on terms satisfactory to us or at all. If we are unable to obtain financing on acceptable terms, we may have to curtail our growth by, among other things, curtailing the expansion of our fleet of units or our acquisition strategy.
Economic disruptions affecting key counterparties could also have a material adverse effect on our business. We monitor the financial strength of our larger customers, derivative counterparties, lenders and insurance carriers on a periodic basis using publicly-available information in order to evaluate our exposure to those who have or who we believe may likely experience significant threats to their ability to adequately perform their obligations to us. The information available will differ from counterparty to counterparty and may be insufficient for us to adequately interpret or evaluate our exposure and/or determine appropriate or timely responses.
Our leverage may make it difficult for us to service our debt and operate our business.
As of December 31, 2017, we had $650.5 million of total indebtedness, excluding deferred financing fees, consisting primarily of $310.0 million of borrowings under the ABL Facility, $300.0 million of Notes and $40.5 million of other financing obligations.
Our leverage could have important consequences, including:

•	making it more difficult to satisfy our obligations with respect to our various debt (including the Notes offered hereby) and liabilities;

•
requiring us to dedicate a substantial portion of our cash flow from operations to debt payments, thus reducing the availability of cash flow to fund internal growth through working capital and capital expenditures on our existing fleet or a new fleet and for other general corporate purposes;

•	increasing our vulnerability to a downturn in our business or adverse economic or industry conditions;

•
placing us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow and that, therefore, may be able to take advantage of opportunities that our leverage would prevent us from pursuing;

•	limiting our flexibility in planning for or reacting to changes in our business and industry;

•	restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; and

•	limiting, among other things, our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.
Our ability to meet our debt service obligations, including those under the ABL Facility and the Notes, or to refinance our debt depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general economic, financial, competitive, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments may limit or prevent us from taking any of these actions. If we default on the payments required under the terms of certain of our indebtedness, that indebtedness, together with debt incurred pursuant to other debt agreements or instruments that contain cross-default or cross-acceleration provisions, may become payable on demand, and we may not have sufficient funds to repay all of our debts. As a result, our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.
Despite our current level of indebtedness, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional debt in the future. As of December 31, 2017, WSII and the guarantors of the Notes and the ABL Facility had up to $281.1 million available for borrowing under the ABL Facility including letters of credit, subject to borrowing base availability. Although the indenture that governs the Notes (the “Indenture”) and the credit agreement that governs the ABL Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. In addition, the Indenture and the credit agreement that governs the ABL Facility do not prevent us from incurring other obligations that do not constitute indebtedness under those agreements. If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase.
We are subject to and may, in the future become subject to, covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.
The ABL Facility and the Indenture, as well as any instruments that will govern any future debt obligations, contain covenants that impose significant restrictions on the way our subsidiaries can operate, including restrictions on the ability to:

•	incur or guarantee additional debt and issue certain types of stock;

•	create or incur certain liens;

•	make certain payments, including dividends or other distributions, with respect to our equity securities;

•	prepay or redeem junior debt;

•	make certain investments or acquisitions, including participating in joint ventures;

•	engage in certain transactions with affiliates;

•	create unrestricted subsidiaries;

•	create encumbrances or restrictions on the payment of dividends or other distributions, loans or advances to, and on the transfer of, assets to the issuer or any restricted subsidiary;

•	sell assets, consolidate or merge with or into other companies;

•	sell or transfer all or substantially all our assets or those of our subsidiaries on a consolidated basis; and

•	issue or sell share capital of certain subsidiaries.
Although these limitations are subject to significant exceptions and qualifications, these covenants could limit our ability to finance future operations and capital needs and our ability to pursue acquisitions and other business activities that may be in our interest. Our subsidiaries’ ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If any of our subsidiaries default on their obligations under the ABL Facility and the Indenture, then the relevant lenders or holders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. If the debt under the ABL Facility, the Indenture or any other material financing arrangement that we enter into were to be accelerated, our assets may be insufficient to repay in full the ABL Facility, the Notes and our other debt.
The ABL Facility also requires our subsidiaries to satisfy specified financial maintenance tests in the event certain excess liquidity requirements are not satisfied. The ability to meet these tests could be affected by deterioration in our operating results, as well as by events beyond our control, including increases in raw materials prices and unfavorable economic conditions, and we cannot assure that these tests will be met. If an event of default occurs under the ABL Facility, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions also may be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness then outstanding.
The amount of borrowings permitted at any time under the ABL Facility is subject to compliance with limits based on a periodic borrowing base valuation of the collateral thereunder. As a result, our access to credit under the ABL Facility is subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. As a result of any change in valuation, the availability under the ABL Facility may be reduced, or we may be required to make a repayment of the ABL Facility, which may be significant. The inability to borrow under the ABL Facility or the use of available cash to repay the ABL Facility as a result of a valuation change may adversely affect our liquidity, results of operations and financial position.
If our warrants are exercised, the number of shares eligible for future resale in the public market would increase and result in dilution to our shareholders.
We have 50,000,000 outstanding public warrants exercisable for 25,000,000 shares of Class A common stock at an exercise price of $11.50 per whole share. In addition, there are 19,500,000 private warrants outstanding exercisable for 9,750,000 shares of Class A common stock at an exercise price of $11.50 per whole share. To the extent warrants are exercised, additional Class A shares will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.
Shares held by certain significant shareholders are subject to transfer and voting restrictions under an earnout agreement. Upon release, significant sales of such shares could have a negative impact on the trading price of our stock.
Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and could materially impair our future ability to raise capital through offerings of common stock or other equity securities.
We have 84,644,774 shares of Class A common stock outstanding. Our former sponsor, Double Eagle Acquisition LLC (“DEAL”) and Harry E. Sloan (collectively, the “Founders”) have deposited 12,425,000 shares of Class A common stock into escrow for a period of three years, subject to early release, pursuant to an earnout agreement entered into at the closing of the Business Combination. In addition, the Founders and our former independent directors (the “Initial Shareholders”) have agreed not to transfer, assign or sell any of their shares of Class A common stock until the first anniversary of the closing date of the Business Combination or earlier if, subsequent to our Business Combination, (i) the last sale price of our Class A common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (ii) we consummate a subsequent merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. However, assuming such shares are released in accordance with the earnout agreement, following the termination of these transfer restrictions, we cannot predict what effect, if any, market sales of common stock held by our initial shareholders or any other shareholder or the availability of these shares for future sale will have on the market price of our Class A common stock.
Pursuant to the terms of the Earnout Agreement, a release of 6,212,500 shares of Class A common stock from escrow was triggered on January 19, 2018 by the closing price of the Class A shares exceeding $12.50 per share for 20 out of 30 days.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act, and we intend to utilize some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and adopting new accounting standards using private company effective dates. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Our corporate headquarters are located in Baltimore, Maryland. Our executive, financial, accounting, legal, administrative, management information systems and human resources functions operate from this single, leased office.
We operate over 100 branch locations across the United States, Canada and Mexico. Collectively, we lease approximately 80% of our branch properties and own the remaining balance.
Our management believes that none of our properties, on an individual basis, are material to our operations, and we also believe that satisfactory alternative properties could be found in all of our markets if ever necessary.
Subject to certain exceptions, substantially all of our owned real and personal property in the United States and Canada is encumbered under our ABL Facility and Notes. We do not believe that the encumbrances will materially detract from the value of our properties, nor will they materially interfere with their use in the operation of our business.

ITEM 3.	Legal Proceedings
We are involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. These matters involve, among other things, disputes with vendors or customers, personnel and employment matters, and personal injury. We assess these matters on a case-by-case basis as they arise and establish reserves as required.
As of December 31, 2017, there was no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock and warrants are listed on the Nasdaq Capital Market under the symbols “WSC” and “WSCWW,” respectively. Through November 29, 2017, our common stock, warrants, and units were quoted under the symbols “EAGL,” “EAGLW” and “EAGLU,” respectively. Upon consummation of the Business Combination, our public units automatically separated into their component securities and, as a result, no longer trade as a separate security. These units were delisted from Nasdaq.
The following table includes the high and low closing prices for shares of our Class A common stock and warrants for the periods presented. Share prices for the fourth quarter of 2017 represent prices for Class A common shares of WillScot Corporation which came into existence on November 29, 2017 as part of the Business Combination. Share prices for all other periods presented represent prices for Class A ordinary shares of Double Eagle Acquisition Corp (“Double Eagle”).

	Class A Common Shares		Warrants
	High	Low	High	Low
2017
Fourth Quarter	$12.90	$9.75	$1.49	$0.67
Third Quarter	$10.15	$9.95	$0.75	$0.34
Second Quarter	$10.10	$9.95	$0.59	$0.40
First Quarter	$10.05	$9.90	$0.56	$0.47
2016
Fourth Quarter	$9.95	$9.75	$0.49	$0.33
Third Quarter	$10.11	$9.70	$0.40	$0.23
Second Quarter	$9.79	$9.64	$0.47	$0.21
First Quarter	$9.78	$9.50	$0.65	$0.31
Holders
As of December 31, 2017, there were eight holders of record of our Class A common stock, one holder of record of our Class B common stock and nine holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A common stock or warrants are held of record by banks, brokers and other financial institutions.
Dividends
We have not paid any cash dividends on our common stock to date. The payment of cash dividends will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The determination of whether or not we pay any cash dividends from time to time is within the discretion of our board of directors. Further, our ability to declare dividends may be limited by restrictive covenants under our financing arrangements.
Securities Authorized for Issuance under Equity Compensation Plans
On February 5, 2018, we filed a registration statement on Form S-8, registering 4,000,000 shares of Class A common stock, relating to awards to be undertaken in the future, with such vesting conditions, as applicable, to be determined in accordance with the WillScot Corporation 2017 Incentive Award Plan (the “Plan”). The following types of awards can be issued under the Plan: stock options, stock appreciation rights, restricted stock, restricted stock units, performance compensation awards and other stock-based awards.
Warrants
As of December 31, 2017, there were 69,500,000 warrants outstanding. Each warrant entitles its holder to purchase one half of one share of our Class A common stock in accordance with its terms. The warrants became exercisable on December 29, 2017 and expire five years after that date. We may redeem the outstanding warrants at a price of $0.01 per warrant, if the last sale price of our Class A common stock is at least $18.00 per share on each of 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given. The private placement warrants, however, are nonredeemable so long as they are held by the initial holders or their permitted transferees.
On January 2, 2018, we received a notice from Nasdaq’s Listings Qualification Department indicating that the our warrants do not comply with Nasdaq’s 400 round lot holder requirement for initial listing. We requested more time to satisfy the minimum holder requirement and, on February 20, 2018, we were notified that our request was granted. Our warrants will be delisted if they do not satisfy the minimum round lot holder requirement on or before July 3, 2018.
Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The graph below compares the cumulative total return of our Class A common stock from November 5, 2015, through December 31, 2017, with the comparable cumulative return of two indices, the Standard and Poor’s (“S&P”) SmallCap 600 Index and the Nasdaq US Benchmark TR Index. The graph plots the growth in value of an initial investment in each of our Class A ordinary shares, the S&P SmallCap 600 Index and the Nasdaq US Benchmark Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On November 29, 2017, in connection with the closing of the Business Combination, we entered into a subscription agreement with Sapphire under which Sapphire purchased 43,568,901 shares of our Class A common stock, par value $0.0001 per share, at a price of $9.60 per share, for a total purchase price of $418.3 million. Under the subscription agreement, Sapphire is restricted from transferring any shares acquired under the subscription agreement and beneficially owned by Sapphire prior to May 29, 2018, subject to limited exceptions.
The shares of common stock issued pursuant to the subscription agreement are “restricted securities” under applicable federal securities laws. The shares are also subject to a registration rights agreement that provides for certain demand, shelf and piggyback registration rights.
Use of Proceeds
The proceeds from the Private Placement, together with other funding, were used by the Company to effectuate the transactions comprising the Business Combination.

Overview of Securities Outstanding
The table below is intended to help investors better understand (i) how the number of Class A shares outstanding under GAAP may differ from the actual number of Class A shares issued and outstanding at specific points in time, and (ii) the potential impact, dilutive or otherwise, of certain events or transactions on our existing shareholders. Due to the fact that our predecessor was a special purpose acquisition company and to illustrate the impact of certain of the arrangements implemented in connection with our Business Combination, management believes that the information below will help investors better understand our capital structure and the risks associated with investing in our securities. This information is provided solely for illustrative purposes, and speaks only as of the date(s) indicated. We can provide no assurances if or when any future events or transactions may occur that would result in a change in the number of shares of our Class A common stock outstanding.

	Class A Common Stock		Other Shares and Equivalents Outstanding			Total Potential Outstanding Class A Shares (Fully Diluted)
	Outstanding as of November 29, 2017 & December 31, 2017 (a)	Outstanding as of January 19, 2018	Release Escrowed Founders Shares (b)	Exercise of Outstanding Warrants (c)	Securities Exchangeable into Class A Shares (d)
Shares by Type
Public Shares (unrestricted) (e)	28,575,873	28,575,873	—	—	—	28,575,873
Shares Underlying Public Warrants (unrestricted)	—	—	—	25,000,000	—	25,000,000
Total Unrestricted Class A Shares	28,575,873	28,575,873		25,000,000	—	53,575,873
Founders		3,106,250	3,106,250	7,275,000		13,487,500
TDR Capital	43,268,901	46,375,151	3,106,250	—	8,024,419	57,505,820
WSC Directors (current and former) (f)	375,000	375,000	—	2,475,000	—	2,850,000
Total Restricted Shares	43,643,901	49,856,401	6,212,500	9,750,000	8,024,419	73,843,320
US GAAP Basic Outstanding Share Count for EPS (a)	72,219,774	78,432,274
Add: Escrowed Founders Shares	12,425,000	6,212,500
Total Outstanding Class A Shares (g)	84,644,774	84,644,774	84,644,774	119,394,774	127,419,193	127,419,193
(a) Excluded from the US GAAP basic outstanding share counts are 12,425,000 Class A shares ("Founder Shares") issued and outstanding that have been deposited into an escrow account that have no voting or economic rights while in escrow. 6,337,500 and 6,087,500 of the Founder Shares were deposited by DEAL and Harry Sloan, respectively, pursuant to an earnout agreement. See further information on the earnout agreement in Note 2 to the Financial Statements.
(b) On January 19, 2018, 6,212,500 of Founder Shares were released from the escrow account to TDR Capital (3,106,250 shares) and the Founders (3,106,250 shares). The remaining escrowed shares will be released to the Founders and TDR Capital if or when the average trading price of our Class A shares equals or exceeds $15.00 per share for 20 out of 30 trading days.
(c) Includes 14,550,000 warrants owned by the Founders (7,275,000 warrants owned by each of DEAL and Harry Sloan) as of March 1, 2018, that are restricted under an earnout agreement until the earlier of (i) November 29, 2019 or (ii) our consummation of certain qualifying acquisitions. If the restrictions lapse due to the completion of a qualifying acquisition, then 1/3 of the warrants will be transferred to TDR Capital and the remaining 2/3 will remain with the Founders.
(d) Assumes an exchange by TDR Capital of 8,024,419 common shares of Williams Scotsman Holdings Corp. into an equal number of Class A shares of WSC under an exchange agreement, and the corresponding redemption of an equal number of Class B shares of WSC. See further information on the exchange agreement in Note 2 to the Financial Statements.
(e) Includes 30,000 shares owned by Jeff Saganksy, a WSC director who is deemed to have beneficial ownership over the shares owned by DEAL as of March 1, 2018.
(f) Includes Gerry Holthaus (300,000 Class A shares), Fred Rosen (25,000 Class A shares and 1,650,000 warrants), and two former directors (50,000 A shares and 3,300,000 warrants), as of March 1, 2018.
(g) Total outstanding Class A shares in the “Other Shares and Equivalents Outstanding” columns represent the cumulative amount of outstanding Class A shares if each of the potential events in items b, c and d were to occur in the order presented above.

ITEM 6.	Selected Financial Data
On November 29, 2017, our company, formerly known as Double Eagle, indirectly acquired WSII through the Business Combination. The Business Combination was accounted for as a reverse acquisition in which WSII was the accounting acquirer. Except as otherwise provided herein, our financial statement presentation includes (i) the results of WSII and its subsidiaries as our accounting predecessor for periods prior to the completion of the Business Combination, and (ii) the results of WillScot Corporation (including the consolidation of WSII and its subsidiaries) for periods after the completion of the Business Combination. The operating statistics and data contained herein represents the operating information of WSII’s business.
The following selected historical financial information should be read together with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial information in this section is not intended to replace WSC’s consolidated financial statements and the related notes.

Consolidated Results	As of and for the Year Ended December 31,
(in thousands)	2017	2016	2015
Revenues:
Leasing and services revenue:
Modular leasing	$297,821	$283,550	$300,212
Modular delivery and installation	89,850	81,892	83,103
Sales:
New units	36,371	39,228	54,359
Rental units	21,900	21,942	15,661
Total revenues	445,942	426,612	453,335
Costs:
Cost of leasing and services:
Modular leasing	83,588	75,516	80,081
Modular delivery and installation	85,477	75,359	77,960
Cost of sales:
New units	26,025	27,669	43,626
Rental units	12,643	10,894	10,255
Depreciation of rental equipment	72,639	68,981	78,473
Gross profit	165,570	168,193	162,940
Expenses:
Selling, general and administrative	162,351	139,093	139,355
Other depreciation and amortization	8,653	9,019	22,675
Impairment losses on goodwill	60,743	5,532	—
Restructuring costs	2,196	2,810	9,185
Currency (gains) losses, net	(12,878)	13,098	11,308
Other expense, net	2,827	1,831	1,189
Operating loss	(58,322)	(3,190)	(20,772)
Interest expense	119,308	94,671	92,028
Interest income	(12,232)	(10,228)	(9,778)
Loss from continuing operations before income tax	(165,398)	(87,633)	(103,022)
Income tax benefit	(936)	(24,502)	(34,069)
Loss from continuing operations	(164,462)	(63,131)	(68,953)
Income (loss) from discontinued operations, net of tax	14,650	32,195	(2,634)
Net loss	(149,812)	(30,936)	(71,587)
Less net loss attributable to non-controlling interest, net of tax	(2,110)	—	—
Total loss attributable to WSC	$(147,702)	$(30,936)	$(71,587)

Net (loss) income per share attributable to WSC – basic and diluted
Continuing operations	$(8.21)	$(4.34)	$(4.74)
Discontinued operations	$0.74	$2.21	$(0.18)
Net loss per share	$(7.47)	$(2.13)	$(4.92)
Cash Flow Data:
Net cash (used in) provided by operating activities	$(1,362)	$58,731	$119,865
Net cash used in investing activities	$(392,650)	$(30,236)	$(193,159)
Net cash provided by (used in) financing activities	$396,833	$(31,394)	$76,758

Other Financial Data:
Adjusted EBITDA - Modular - US (a)	$110,822	$103,798	$85,448
Adjusted EBITDA - Modular - Other North America (a)	$13,099	$24,360	$45,495
Adjusted EBITDA - Corporate & other (a) (b)	$(15,112)	$(21,644)	$(22,419)
Consolidated Adjusted EBITDA (a)	$108,809	$106,514	$108,524

Adjusted EBITDA less Net CAPEX (a)(c) - Modular - US	$25,301	$54,011	$(9,381)
Adjusted EBITDA less Net CAPEX (a) - Modular - Other North America	$9,625	$23,562	$31,006
Adjusted EBITDA less Net CAPEX (a) - Corporate & other	$(15,112)	$(21,776)	$(24,509)
Consolidated Adjusted EBITDA less Net CAPEX	$19,814	$55,797	$(2,884)

Adjusted Gross Profit (a)	$238,209	$237,174	$241,413

Net Capital Expenditures for Rental Equipment (a)	$(74,169)	$(37,332)	$(98,759)

Balance Sheet Data:
Cash and cash equivalents	$9,185	$2,352	$5,142
Rental equipment, net	$1,040,146	$814,898	$832,586
Total assets	$1,410,742	$1,699,450	$1,785,713
Total debt, including current portion	$626,746	$657,583	$696,055
Total notes due to affiliates, including current portion	$—	$677,240	$661,520
Total shareholders’ equity	$435,619	$23,131	$55,350

(a)
The Company presents Adjusted EBITDA, Adjusted EBITDA less Net CAPEX, Adjusted Gross Profit and Net Capital Expenditures for Rental Equipment, measurements not calculated in accordance with accounting principles generally accepted in the US, (“GAAP”), because they are key metrics used by management to assess financial performance. Our business is capital-intensive and these additional metrics allow management to further evaluate its operating performance. See below for a reconciliation of non-GAAP financial measures.

(b)
Included in corporate & other are selling, general and administrative costs related to the Algeco Group's corporate costs incurred prior to or as part of the Business Combination which are not anticipated to be part of the ongoing costs of WSC.

(c)	The Company makes capital expenditures (“CAPEX”) for purchases and capitalized refurbishments of rental equipment and property, plant and equipment.

Quarterly Consolidated Results for the Year Ended December 31, 2017

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$99,321	$110,077	$116,162	$120,382	$445,942
Gross profit	$37,938	$39,583	$41,269	$46,780	$165,570
Adjusted EBITDA	$21,946	$26,247	$29,385	$31,231	$108,809
Capital expenditures for rental equipment	$22,677	$27,625	$25,508	$26,400	$102,210
Modular space units on rent (average during the period)	39,887	40,680	41,465	43,126	41,263
Average modular space utilization rate	68.3%	69.8%	71.3%	71.9%	70.3%
Average modular space monthly rental rate	$515	$534	$541	$556	$538
Portable storage units on rent (average during the period)	13,083	12,339	12,241	12,575	12,599
Average portable storage utilization rate	73.7%	70.0%	69.8%	71.2%	71.4%
Average portable storage monthly rental rate	$113	$114	$117	$120	$116
Quarterly Consolidated Results for the Year Ended December 31, 2016

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$102,668	$110,278	$110,611	$103,055	$426,612
Gross profit	$40,380	$46,959	$42,547	$38,307	$168,193
Adjusted EBITDA	$23,992	$34,904	$27,725	$19,893	$106,514
Capital expenditures for rental equipment	$11,458	$16,314	$18,140	$18,056	$63,968
Modular space units on rent (average during the period)	41,089	40,847	40,839	40,574	40,800
Average modular space utilization rate	68.8%	69.1%	69.5%	69.3%	69.1%
Average modular space monthly rental rate	$525	$530	$532	$508	$524
Portable storage units on rent (average during the period)	13,933	13,410	13,531	14,128	13,782
Average portable storage utilization rate	77.2%	75.0%	75.8%	79.3%	77.0%
Average portable storage monthly rental rate	$111	$112	$113	$112	$111

Modular - US Quarterly Results
Quarterly Results for the Year Ended December 31, 2017

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$87,415	$98,209	$103,678	$103,631	$392,933
Gross profit	$33,815	$35,954	$37,766	$41,150	$148,685
Adjusted EBITDA	$23,683	$26,329	$29,177	$31,633	$110,822
Capital expenditures for rental equipment	$22,049	$25,909	$24,147	$24,273	$96,378
Modular space units on rent (average during the period)	35,074	35,780	36,183	37,727	36,166
Average modular space utilization rate	72.3%	73.8%	74.7%	75.0%	73.9%
Average modular space monthly rental rate	$513	$535	$542	$560	$538
Portable storage units on rent (average during the period)	12,724	11,988	11,894	12,222	12,246
Average portable storage utilization rate	74.6%	70.7%	70.6%	71.9%	72.2%
Average portable storage monthly rental rate	$113	$114	$117	$119	$116
Quarterly Results for the Year Ended December 31, 2016

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$86,092	$93,523	$95,259	$90,622	$365,496
Gross profit	$31,449	$38,552	$34,178	$34,817	$138,996
Adjusted EBITDA	$22,517	$29,509	$24,781	$26,991	$103,798
Capital expenditures for rental equipment	$10,337	$15,357	$17,308	$17,416	$60,418
Modular space units on rent (average during the period)	35,245	35,205	35,552	35,602	35,372
Average modular space utilization rate	70.8%	71.5%	72.7%	73.1%	72.0%
Average modular space monthly rental rate	$490	$497	$502	$508	$500
Portable storage units on rent (average during the period)	13,563	13,068	13,192	13,773	13,430
Average portable storage utilization rate	78.2%	76.1%	76.9%	80.4%	78.1%
Average portable storage monthly rental rate	$110	$111	$113	$112	$111

Modular - Other North America Quarterly Results
Quarterly Results for the Year Ended December 31, 2017

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$12,059	$12,010	$12,723	$16,864	$53,656
Gross profit	$4,266	$3,769	$3,744	$5,753	$17,532
Adjusted EBITDA	$3,119	$2,506	$2,961	$4,513	$13,099
Capital expenditures for rental equipment	$628	$1,716	$1,361	$2,127	$5,832
Modular space units on rent (average during the period)	4,813	4,900	5,282	5,399	5,097
Average modular space utilization rate	48.9%	50.0%	54.1%	55.8%	52.2%
Average modular space monthly rental rate	$530	$534	$536	$527	$532
Portable storage units on rent (average during the period)	359	351	347	353	353
Average portable storage utilization rate	52.7%	51.8%	51.9%	54.0%	52.6%
Average portable storage monthly rental rate	$110	$118	$123	$125	$119
Quarterly Results for the Year Ended December 31, 2016

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$16,867	$16,886	$15,504	$12,747	$62,004
Gross profit	$9,185	$8,546	$7,976	$4,375	$30,082
Adjusted EBITDA	$7,724	$6,861	$6,444	$3,331	$24,360
Capital expenditures for rental equipment	$1,121	$957	$832	$640	$3,550
Modular space units on rent (average during the period)	5,844	5,642	5,287	4,972	5,428
Average modular space utilization rate	58.5%	56.9%	53.5%	50.4%	54.8%
Average modular space monthly rental rate	$740	$734	$733	$510	$685
Portable storage units on rent (average during the period)	370	342	339	355	352
Average portable storage utilization rate	51.5%	48.8%	49.1%	51.7%	50.3%
Average portable storage monthly rental rate	$114	$118	$121	$114	$117
Corporate & Other Quarterly Results
Quarterly Results for the Year Ended December 31, 2017

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Revenue	$(153)	$(142)	$(239)	$(113)	$(647)
Gross profit	$(143)	$(140)	$(241)	$(123)	$(647)
Adjusted EBITDA	$(4,856)	$(2,588)	$(2,753)	$(4,915)	$(15,112)
Quarterly Results for the Year Ended December 31, 2016

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Revenue	$(291)	$(131)	$(152)	$(314)	$(888)
Gross profit	$(254)	$(139)	$393	$(885)	$(885)
Adjusted EBITDA	$(6,249)	$(1,466)	$(3,500)	$(10,429)	$(21,644)

Reconciliation of non-GAAP Financial Measures
The following presents definitions and reconciliations to the nearest comparable GAAP measure of certain WSC and its operating segments’ non-GAAP financial measures used in this Annual Report on Form 10-K.
Adjusted EBITDA
We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), depreciation and amortization. Our Adjusted EBITDA for the historical periods presented was calculated in accordance with our Notes. Our adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what we consider transactions or events not related to our core business operations:

•
Currency (gains) losses, net: on monetary assets and liabilities denominated in foreign currencies other than the subsidiaries’ functional currency. Substantially all such currency gains (losses) are unrealized and attributable to financings due to and from affiliated companies.

•	Change in fair value of contingent consideration related to non-cash changes in fair value of an acquisition related earnout agreement.

•	Goodwill and other impairment charges related to non-cash costs associated with impairment charges to goodwill, other intangibles, rental fleet and property, plant and equipment.

•	Restructuring costs associated with restructuring plans designed to streamline operations and reduce costs.

•
Other expense includes consulting expenses related to certain one-time projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, and non-cash charges for WSII’s share-based compensation plans.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider the measure in isolation or as a substitute for net income (loss), cash flow from operations or other methods of analyzing WSC’s results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;

•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect the impact on earnings or changes resulting from matters that we consider not to be indicative of our future operations;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following tables provide an unaudited reconciliation of Net loss to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net loss	$(149,812)	$(30,936)	$(71,587)
Income (loss) from discontinued operations, net of tax	14,650	32,195	(2,634)
Loss from continuing operations	(164,462)	(63,131)	(68,953)
Income tax benefit	(936)	(24,502)	(34,069)
Loss from continuing operations before income taxes	(165,398)	(87,633)	(103,022)
Interest expense, net	107,076	84,443	82,250
Depreciation and amortization	81,292	78,000	101,148
Currency (gains) losses,net	(12,878)	13,098	11,308
Goodwill and other impairments	60,743	5,532	—
Restructuring costs	2,196	2,810	9,185
Transaction Fees	23,881	8,419	—
Algeco LTIP expense	9,382	—	—
Other expense (a)	2,515	1,845	7,655
Adjusted EBITDA	$108,809	$106,514	$108,524

(a)
Other expense represents primarily acquisition-related costs such as advisory, legal, valuation and other professional fees in connection with actual or potential business combinations, which are expensed as incurred, but do not reflect ongoing costs of the business.

Adjusted Gross Profit
We define Adjusted Gross Profit as gross profit plus depreciation on rental equipment. Adjusted Gross Profit is not a measurement of our financial performance under GAAP and should not be considered as an alternative to gross profit or other performance measure derived in accordance with GAAP. In addition, our measurement of Adjusted Gross Profit may not be comparable to similarly titled measures of other companies. Our management believes that the presentation of Adjusted Gross Profit provides useful information to investors regarding our results of operations because it assists in analyzing the performance of our business.
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit on a historical basis:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Gross profit	$165,570	$168,193	$162,940
Depreciation of rental equipment	72,639	68,981	78,473
Adjusted Gross Profit	$238,209	$237,174	$241,413
Net Capital Expenditures for Rental Equipment
We define Net Capital Expenditures for Rental Equipment as capital expenditures for purchases and capitalized refurbishments of rental equipment, reduced by proceeds from the sale of rental equipment. Our management believes that the presentation of Net Capital Expenditures for Rental Equipment provides useful information to investors regarding the net capital invested into our rental fleet each year to assist in analyzing the performance of our business.
The following table provides an unaudited reconciliation of Purchase of rental equipment to Net Capital Expenditures for Rental Equipment on a historical basis:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Total purchase of rental equipment	$(111,701)	$(69,070)	$(176,972)
Total purchases of rental equipment from discontinued operations	(9,491)	(5,102)	(62,552)
Total purchases of rental equipment from continuing operations	(102,210)	(63,968)	(114,420)
Proceeds from sale of rental equipment	28,041	26,636	15,661
Net Capital Expenditures for Rental Equipment	$(74,169)	$(37,332)	$(98,759)

Adjusted EBITDA less Net CAPEX
We define Adjusted EBITDA less Net CAPEX as Adjusted EBITDA less the gross profit on sale of rental units, less Net Capital Expenditures for Rental Equipment. Adjusted EBITDA less Net CAPEX is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or other performance measure derived in accordance with GAAP. In addition, our measurement of Adjusted EBITDA less Net CAPEX may not be comparable to similarly titled measures of other companies. Our management believes that the presentation of Adjusted EBITDA less Net CAPEX provides useful information to investors regarding our results of operations because it assists in analyzing the performance of our business.
The following tables provide unaudited reconciliations of Net income (loss) to Adjusted EBITDA less Net CAPEX on a historical quarterly basis:
Consolidated non-GAAP Reconciliations
Quarterly Consolidated Results for the Year Ended December 31, 2017

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net loss	$(10,179)	$(5,896)	$(8,357)	$(125,380)	$(149,812)
Income from discontinued operations, net of tax	2,205	3,840	5,078	3,527	14,650
Loss from continuing operations	(12,384)	(9,736)	(13,435)	(128,907)	(164,462)
Income tax (benefit) expense	(4,869)	(5,269)	(7,632)	16,834	(936)
Loss from continuing operations before income taxes	(17,253)	(15,005)	(21,067)	(112,073)	(165,398)
Interest expense, net	22,077	26,398	26,447	32,154	107,076
Operating income (loss)	4,824	11,393	5,380	(79,919)	(58,322)
Depreciation and amortization	18,661	19,364	20,914	22,353	81,292
EBITDA	23,485	30,757	26,294	(57,566)	22,970
Impairment on goodwill	—	—	—	60,743	60,743
Currency gains, net	(2,002)	(6,497)	(4,270)	(109)	(12,878)
Restructuring costs	284	684	1,156	72	2,196
Transaction fees	86	776	5,233	17,786	23,881
Algeco LTIP expense	—	—	—	9,382	9,382
Other expense	93	527	972	923	2,515
Adjusted EBITDA	21,946	26,247	29,385	31,231	108,809
Less:
Rental units sales	5,844	4,778	6,606	4,672	21,900
Rental units cost of sales	3,708	2,575	3,784	2,576	12,643
Gross profit on sale of rental units	2,136	2,203	2,822	2,096	9,257
Less:
Total capital expenditures	25,600	30,638	28,976	30,933	116,147
Total capital expenditures from discontinued operations	2,280	1,932	2,643	3,035	9,890
Total capital expenditures from continuing operations	23,320	28,706	26,333	27,898	106,257
Proceeds from rental unit sales	5,844	4,778	8,128	9,291	28,041
Total proceeds from rental unit sales from discontinued operations	—	—	1,522	—	1,522
Total proceeds from rental unit sales from continuing operations	5,844	4,778	6,606	9,291	26,519
Net Capital Expenditures for Rental Equipment	17,476	23,928	19,727	18,607	79,738
Adjusted EBITDA less Net CAPEX	$2,334	$116	$6,836	$10,528	$19,814

Quarterly Consolidated Results for the Year Ended December 31, 2016

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net (loss) income	$(7,045)	$(933)	$2,325	$(25,283)	$(30,936)
Income from discontinued operations, net of tax	8,692	7,912	10,726	4,865	32,195
Loss from continuing operations	(15,737)	(8,845)	(8,401)	(30,148)	(63,131)
Income tax (benefit) expense	(5,038)	(5,993)	(5,651)	(7,820)	(24,502)
Loss from continuing operations before income taxes	(20,775)	(14,838)	(14,052)	(37,968)	(87,633)
Interest expense, net	20,582	20,862	21,077	21,922	84,443
Operating income (loss)	(193)	6,024	7,025	(16,046)	(3,190)
Depreciation and amortization	19,987	18,877	18,576	20,560	78,000
EBITDA	19,794	24,901	25,601	4,514	74,810
Impairment on goodwill and other intangibles	—	—	—	5,532	5,532
Currency (losses) gains, net	(1,445)	6,251	1,055	7,237	13,098
Restructuring costs	184	1,338	497	791	2,810
Transaction fees	5,392	2,066	436	525	8,419
Other expense	67	348	136	1,294	1,845
Adjusted EBITDA	23,992	34,904	27,725	19,893	106,514
Less:
Rental units sales	2,945	8,334	5,313	5,350	21,942
Rental units cost of sales	1,862	2,662	3,179	3,191	10,894
Gross profit on sale of rental units	1,083	5,672	2,134	2,159	11,048
Less:
Total capital expenditures	13,232	16,942	19,048	22,208	71,430
Total capital expenditures from discontinued operations	915	215	497	3,498	5,125
Total capital expenditures from continuing operations	12,317	16,727	18,551	18,710	66,305
Proceeds from rental unit sales	4,864	11,109	5,313	5,350	26,636
Net Capital Expenditures for Rental Equipment	7,453	5,618	13,238	13,360	39,669
Adjusted EBITDA less Net CAPEX	$15,456	$23,614	$12,353	$4,374	$55,797

Consolidated Results for the Year Ended December 31, 2015

(in thousands)	Full Year
Net loss	$(71,587)
Loss from discontinued operations, net of tax	(2,634)
Loss from continuing operations	(68,953)
Income tax benefit	(34,069)
Loss from continuing operations before income taxes	(103,022)
Interest expense, net	82,250
Operating loss	(20,772)
Depreciation and amortization	101,148
EBITDA	80,376
Currency gains, net	11,308
Restructuring costs	9,185
Other expense	7,655
Adjusted EBITDA	108,524
Less:
Rental units sales	15,661
Rental units cost of sales	10,255
Gross profit on sale of rental units	5,406
Less:
Total capital expenditures	184,424
Total capital expenditures from discontinued operations	62,761
Total capital expenditures from continuing operations	121,663
Proceeds from rental unit sales	15,661
Net Capital Expenditures for Rental Equipment	106,002
Adjusted EBITDA less Net CAPEX	$(2,884)
Modular - US non-GAAP Reconciliations
Modular - US - Quarterly Results for the Year Ended December 31, 2017

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$23,683	$26,329	$29,177	$31,633	$110,822
Less:
Rental units sales	4,877	3,835	5,922	3,637	18,271
Rental units cost of sales	3,113	1,923	3,204	1,859	10,099
Gross profit on sale of rental units	1,764	1,912	2,718	1,778	8,172
Total capital expenditures	22,679	26,923	24,896	25,741	100,239
Proceeds from rental unit sales	4,877	3,835	5,922	8,256	22,890
Net Capital Expenditures for Rental Equipment	17,802	23,088	18,974	17,485	77,349
Adjusted EBITDA less Net CAPEX	$4,117	$1,329	$7,485	$12,370	$25,301

Modular - US - Quarterly Results for the Year Ended December 31, 2016

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$22,517	$29,509	$24,781	$26,991	$103,798
Less:
Rental units sales	2,569	6,558	4,570	4,418	18,115
Rental units cost of sales	1,587	1,333	2,721	2,354	7,995
Gross profit on sale of rental units	982	5,225	1,849	2,064	10,120
Total capital expenditures	11,037	15,745	17,669	18,025	62,476
Proceeds from rental unit sales	4,488	9,333	4,570	4,418	22,809
Net Capital Expenditures for Rental Equipment	6,549	6,412	13,099	13,607	39,667
Adjusted EBITDA less Net CAPEX	$14,986	$17,872	$9,833	$11,320	$54,011
Modular - US - Consolidated Results for the Year Ended December 31, 2015

Full Year
Adjusted EBITDA	$85,448
Less:
Rental units sales	12,168
Rental units cost of sales	7,716
Gross profit on sale of rental units	4,452
Total capital expenditures	102,545
Proceeds from rental unit sales	12,168
Net Capital Expenditures for Rental Equipment	90,377
Adjusted EBITDA less Net CAPEX	$(9,381)
Modular - Other North America non-GAAP Reconciliations
Modular - Other North America - Quarterly Results for the Year Ended December 31, 2017

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$3,119	$2,506	$2,961	$4,513	$13,099
Less:
Rental units sales	967	943	765	1,035	3,710
Rental units cost of sales	595	652	580	717	2,544
Gross profit on sale of rental units	372	291	185	318	1,166
Total capital expenditures	641	1,782	1,437	2,158	6,018
Proceeds from rental unit sales	967	943	765	1,035	3,710
Net Capital Expenditures for Rental Equipment	(326)	839	672	1,123	2,308
Adjusted EBITDA less Net CAPEX	$3,073	$1,376	$2,104	$3,072	$9,625

Modular - Other North America - Quarterly Results for the Year Ended December 31, 2016

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$7,724	$6,861	$6,444	$3,331	$24,360
Less:
Rental units sales	376	1,776	743	1,074	3,969
Rental units cost of sales	275	1,358	468	798	2,899
Gross profit on sale of rental units	101	418	275	276	1,070
Total capital expenditures	1,206	966	845	680	3,697
Proceeds from rental unit sales	376	1,776	743	1,074	3,969
Net Capital Expenditures for Rental Equipment	830	(810)	102	(394)	(272)
Adjusted EBITDA less Net CAPEX	$6,793	$7,253	$6,067	$3,449	$23,562
Modular - Other North America - Consolidated Results for the Year Ended December 31, 2015

Full Year
Adjusted EBITDA	$45,495
Less:
Rental units sales	3,493
Rental units cost of sales	2,539
Gross profit on sale of rental units	954
Total capital expenditures	17,028
Proceeds from rental unit sales	3,493
Net Capital Expenditures for Rental Equipment	13,535
Adjusted EBITDA less Net CAPEX	$31,006
Corporate and Other non-GAAP Reconciliations
Corporate and Other - Quarterly Results for the Year Ended December 31, 2017

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$(4,856)	$(2,588)	$(2,753)	$(4,915)	$(15,112)
Less:
Rental units sales	—	—	(81)	—	(81)
Rental units cost of sales	—	—	—	—	—
Gross profit on sale of rental units	—	—	(81)	—	(81)
Total capital expenditures	—	—	—	—	—
Proceeds from rental unit sales	—	—	(81)	—	(81)
Net Capital Expenditures for Rental Equipment	—	—	81	—	81
Adjusted EBITDA less Net CAPEX	$(4,856)	$(2,588)	$(2,753)	$(4,915)	$(15,112)

Corporate and Other - Quarterly Results for the Year Ended December 31, 2016

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$(6,249)	$(1,466)	$(3,500)	$(10,429)	$(21,644)
Less:
Rental units sales	—	—	—	(142)	(142)
Rental units cost of sales	—	(29)	(10)	39	—
Gross profit on sale of rental units	—	29	10	(181)	(142)
Total capital expenditures	74	16	37	5	132
Proceeds from rental unit sales	—	—	—	(142)	(142)
Net Capital Expenditures for Rental Equipment	74	16	37	147	274
Adjusted EBITDA less Net CAPEX	$(6,323)	$(1,511)	$(3,547)	$(10,395)	$(21,776)
Corporate and Other - Consolidated Results for the Year Ended December 31, 2015

Full Year
Adjusted EBITDA	$(22,419)
Less:
Rental units sales	—
Rental units cost of sales	—
Gross profit on sale of rental units	—
Less:
Total capital expenditures	2,090
Proceeds from rental unit sales	—
Net Capital Expenditures for Rental Equipment	2,090
Adjusted EBITDA less Net CAPEX	$(24,509)

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

•	our ability to effectively compete in the modular space and portable storage industry;

•	changes in demand within a number of key industry end-markets and geographic regions;

•	effective management of our rental equipment;

•	our ability to acquire and successfully integrate new operations;

•	market conditions and economic factors beyond our control;

•	our ability to properly design, manufacture, repair and maintain our rental equipment;

•	our operating results or financial estimates fail to meet or exceed our expectations;

•	operational, economic, political and regulatory risks;

•	the effect of changes in state building codes on our ability to remarket our buildings;

•	our ability to effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment;

•	foreign currency exchange rate exposure;

•	increases in raw material and labor costs;

•	our reliance on third party manufacturers and suppliers;

•	risks associated with labor relations, labor costs and labor disruptions;

•	failure to retain key personnel;

•	the effect of impairment charges on our operating results;

•	our inability to recognize or use deferred tax assets and tax loss carry forwards;

•	our obligations under various laws and regulations;

•	the effect of litigation, judgments, orders or regulatory proceedings on our business;

•	unanticipated changes in our tax obligations;

•	any failure of our management information systems;

•	our ability to design, implement and maintain effective internal controls, including disclosure controls and controls over financial reporting;

•	natural disasters and other business disruptions;

•	our exposure to various possible claims and the potential inadequacy of our insurance;

•	our ability to deploy our units effectively, including our ability to close projected unit sales;

•	any failure by our prior owner or its affiliates to perform under or comply with our transition services and intellectual property agreements;

•	our ability to fulfill our public company obligations;

•	our subsidiaries’ ability to meet their debt service requirements and obligations;

•	our subsidiaries’ ability to take certain actions, or to permit us to take certain actions, under the agreements governing their indebtedness; and

•	other factors detailed under the section entitled “Risk Factors.”
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WSC, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Item 8 of this report. As a result of the Business Combination, (i) WSC’s consolidated financial results for periods prior to November 29, 2017 reflect the financial results of Williams Scotsman International, Inc. (“WSII”) and its consolidated subsidiaries, as the accounting predecessor to WSC, and (ii) for periods from and after this date, WSC’s financial results reflect those of WSC and its consolidated subsidiaries (including WSII and its subsidiaries) as the successor following the Business Combination. We use certain non-GAAP financial information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Reconciliations of non-GAAP measures are provided in Item 6 or where presented.
Executive Summary
As of December 31, 2017, our branch network included over 100 locations and additional drop lots to better service our more than 35,000 customers across the United States, Canada, and Mexico. We offer our customers an extensive selection of “ready to work” modular space and portable storage solutions with over 75,000 modular space units and over 19,000 portable storage units in our fleet.
In 2017, we completed a series of strategic transactions including the acquisition of the Williams Scotsman family of companies transforming WSC into an independent public corporation and acquired a leading national competitor, positioning us as a clear market leader in the modular space and portable storage solutions markets. Through these actions, we have continued to focus on our core priorities of growing modular leasing revenues by increasing modular space units on rent and delivering “Ready to Work” solutions to our customers with VAPS, as well as focusing on continually improving the overall customer experience.
For the year ended December 31, 2017, key drivers of financial performance include:

•	Increased total revenues by $19.3 million, or 4.5%

•	Increased the Modular - US segment revenues which represents 88.1% of 2017 revenue, by $27.4 million, or 7.5%, through:

–	Average modular space monthly rental rate growth of 7.6% to $538 through increases both in the price of our units, as well as increased VAPS pricing and penetration

–	Increased average modular space units on rent by nearly 800 units, or 2.2%

–
These increases in average units on rent drove average modular space monthly utilization up by 190 basis points (“bps”) during the year to 73.9% with positive momentum exiting the year averaging 75.0% in the fourth quarter

•
Decreased total revenues of $8.3 million, or 13.4% in the The Modular - Other North America segment which represents 12.0% of 2017, driven primarily by a single project that reached completion in July 2016. The completion of this project drove $10.2 million of the revenue decline, and contributed to decreases in the following metrics:

–	Average modular space monthly rental rate declined 22.3% to $532

–
Average modular space units on rent declined by 331 units, or 6.1% for the year, however the segment experienced positive momentum during 2017 with average modular space units on rent in the fourth quarter up 427 units, or 8.6% year over year

–	Average modular space monthly utilization decreased by 260 bps during the year to 52.2%, but had utilization of 55.8% in the fourth quarter

•
Generated combined Adjusted EBITDA of $123.9 million between the Modular - US Segment and the Modular - Other North America Segment, which was reduced by $15.1 million to $108.8 million Consolidated Adjusted EBITDA as a result of Corporate & other selling, general and administrative costs related to the Algeco Group’s corporate costs incurred prior to, or in connection with, the Business Combination. These corporate costs are considered discrete costs in 2017.

•	Secured long-term financing that positions us well relative to other US modular space competitors to pursue organic and inorganic growth opportunities, such as the acquisition of Acton Mobile.

Business Environment and Outlook
Our customers operate in a diversified set of end markets, including commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for nearly 80% of our revenues in the year ended December 31, 2017. Market fundamentals underlying these markets are currently favorable, and we expect continued modest market growth in the next several years. Current events, such as tax reform, discussions of increased infrastructure spending, and rebuilding in areas impacted by natural disasters in 2017 across the United States also provide us confidence in continued demand for our products.
Although only 12.0% of our revenues for the year ended December 31, 2017 were from the Modular - Other North America segment, markets in Canada, including Alaska, and Mexico, appear to have stabilized from the declines experienced over the last several years related to the energy markets. However, competitive pressures in these markets may continue to depress pricing given current levels of supply in the market until utilization across the industry improves.
Tax Reform Impact on Business Outlook
On December 22, 2017, the US government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the US tax code which impact our year ended December 31, 2017 including, but not limited to, reducing the corporate tax rate from 35% to 21%, requiring a one-time transition tax (the “Transition Tax”) on certain unrepatriated earnings of foreign subsidiaries that may be electively paid over eight years, changes to the interest deductibility under 163(j) and accelerating first year expensing of certain capital expenditures.
The Tax Act also introduces new tax laws that may impact our taxable income beginning in 2018 which will include, but is not limited to, generally eliminating US federal income taxes on foreign earnings (subject to certain important exceptions), a new provision designed to tax currently global intangible low taxed income (“GILTI”), a provision that could limit the amount of deductible interest expense, limitations on the deductibility of certain executive compensation, creating a base erosion anti-abuse tax (“BEAT”), and modifying or repealing many deductions and credits.
Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under Accounting Standards Codification (“ASC”) Topic 740. Per SAB 118, we must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent our accounting for certain income tax effects of the Tax Act is incomplete, we can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If we cannot determine a provisional estimate to be included in the financial statements, we should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If we are unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.
Our year end income tax provision includes $27.4 million of net additional income tax expense during the quarter ended December 31, 2017, driven by the reduction in the U.S. corporate tax rate, recordation of a valuation allowance on 163(j) and the transition tax on foreign earnings.
Reduction in U.S. Corporate Tax Rate
The tax provision includes a tax benefit of $28.1 million for the remeasurement of certain deferred tax assets and liabilities to reflect the corporate tax rate reduction impact to our net deferred tax balances.
Transition Tax on Foreign Earnings
The Transition Tax is a tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 earnings and profits (“E&P”) of the relevant subsidiaries, as well as the amount of non-US income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to US tax rules. As of December 31, 2017, based on accumulated foreign earnings and profits of approximately $15.5 million, which is primarily in Canada, we are able to make a reasonable estimate of the Transition Tax and recorded a Transition Tax obligation of $2.4 million. The Company plans to utilize carryforward NOLs to reduce the cash tax impact. However, we are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information in order to finalize our calculations and complete the accounting for the Transition Tax liability.
Upon issuance of new guidance, the company will reassess the provisional estimates, record and disclose any impact in the period in which the guidance in provided within the one year window, pursuant to SAB 118.

Our Business and Growth Strategies
We intend to maintain a leading market position and increase our revenue and profitability by pursuing the following strategies:
Increasing the Utilization and Yield of our Rental Equipment.
We are continuously working to increase the utilization and yield of our lease fleet by improving the efficiency and performance of our sales force, expanding penetration of VAPS and enhancing our management information systems. Effective use of real-time information allows us to monitor and optimize the utilization of our fleet, allocate our fleet to the highest demand markets, optimize pricing and determine the best allocation of our capital to invest in fleet and branches as well as to identify opportunities where underutilized lease fleet can be sold to generate cash. Overall product utilization was 70.6% as of December 31, 2017.
Expanding our “Ready to Work” Value Proposition.
We combine product quality and availability, the largest service network in North America, an industry-leading offering of VAPS and a commitment to customer service to provide increased value to our customers. This attracts new customers, increases customer retention and increases our margins. We intend to grow the business by continuing to improve the quality, delivery and service of our products and by continuing to introduce new and innovative products and services that complement our core offering to the most attractive industry and geographic end-markets.
Optimizing Cash Flow through Strategic Deployment of Capital and Operational Efficiencies.
We have implemented a number of lease fleet management initiatives designed to improve operations and increase profitability, efficiency and operating leverage. We maintain a disciplined focus on our return on capital. As part of this discipline, we diligently consider the potential returns and opportunity costs associated with each investment we make. We continually assess both our existing lease fleet and customer demand for opportunities to deploy capital more efficiently. We manage our maintenance capital expenditures as well as growth capital expenditures to best fit the economic conditions at the time. Within our existing lease fleet, we examine the potential cash and earnings generation of an asset sale versus continuing to lease the asset. In addition, we examine the relative benefits of organic expansion opportunities versus expansion through acquisition to obtain a favorable return on capital. We have a proven track record of efficiently integrating acquisitions and quickly eliminating operational redundancies, while maintaining acquired customer relationships.
Leveraging Scale via Acquisitions.
The US market for modular space and portable storage solutions is highly fragmented, with approximately 60% of the market supplied by regional and local competitors. We have the broadest network of operating branches in North America, as well as a highly scalable corporate center and management information systems, which positions us well to acquire and integrate other companies. We intend to pursue acquisitions that will provide immediate increased scale efficiencies to our platform, allowing us to improve returns generated by the acquired assets. Our acquisition strategy could require substantial additional equity and debt financing.
Factors Affecting Our Business
Natural Disasters
In the third quarter of 2017, there were several natural disasters in the United States and Mexico, including Hurricane Harvey, Hurricane Irma, Hurricane Maria and an earthquake in Mexico City. We were not significantly impacted by Hurricane Maria or the earthquake in Mexico. Due to our risk management program, Hurricane Harvey and Hurricane Irma, as well as other natural disasters, are not expected to have a materially adverse impact on our financial position. We expect that the property losses, incremental costs and lost revenues associated with the third quarter’s natural disasters will be fully covered under our insurance policies.
Components of Our Consolidated Historical Results of Operations
Revenue
Our revenue consists mainly of leasing, services and sales revenue. We derive our leasing and services revenue primarily from the leasing of modular space and portable storage units. Included in modular leasing revenue are VAPS, such as rentals of steps, ramps, furniture, air conditioners, wireless internet access points, damage waivers and service plans. Modular delivery and installation revenue includes fees that we charge for the delivery, setup, knockdown and pick-up of leasing equipment to and from customers’ premises and repositioning leasing equipment. WSII’s former remote accommodations leasing and services revenue, which were carved out in connection with the Business Combination and are not part of our business, were comprised of the leasing and operation of its remote workforce accommodations where it provided housing, catering and transportation to meet its customers’ requirements.

The key drivers of changes in our leasing revenue are:
•the number of units in our modular lease fleet;
•the average utilization rate of our modular lease units; and
•the average monthly rental rate per unit, including VAPS.
The average utilization rate of our modular lease units is the ratio of (i) the average number of units in use during a period (which includes units from the time they are leased to a customer until the time they are returned to us) to (ii) the average total number of units available for lease in our modular fleet during a period. Our average monthly rental rate per unit for a period is equal to the ratio of (i) our rental income for that period including VAPS but excluding delivery and installation services, to (ii) the average number of modular lease units rented to our customers during that period.
The table below sets forth the average number of units on rent in our modular lease fleet, the average utilization of our modular lease units, and the average monthly rental rate per unit, including VAPS:

	Year Ended December 31,
(in thousands, except unit numbers and rates)	2017	2016	2015
Modular space units on rent (average during the period)	41,263	40,800	41,854
Average modular space utilization rate	70.3%	69.1%	69.2%
Average modular space monthly rental rate	$538	$524	$546
Portable storage units on rent (average during the period)	12,599	13,782	14,670
Average portable storage utilization rate	71.4%	77.0%	79.8%
Average portable storage monthly rental rate	$116	$111	$109
In addition to leasing revenue, we also generate revenue from sales of new and used modular space and portable storage units to our customers, as well as delivery, installation, maintenance, removal services and other incidental items related to accommodations services for our customers. Included in our sales revenue are charges for modifying or customizing sales equipment to customers’ specifications.
Gross Profit
We define gross profit as the difference between total revenue and cost of revenue. Cost of revenues associated with our leasing business includes payroll and payroll-related costs for branch personnel, material and other costs related to the repair, maintenance, storage and transportation of rental equipment. Cost of revenues associated with WSII’s former Remote Accommodations Business include the costs of running its owned and operated facilities, such as employee costs, catering, transportation, occupancy and other facilities and services costs. Cost of revenue also includes depreciation expense associated with our rental equipment and WSII’s former remote accommodations equipment. Cost of revenues associated with our new unit sales business includes the cost to purchase, assemble, transport and customize units that are sold. Cost of revenues for our rental unit sales consist primarily of the net book value of the unit at date of sale.
Selling, General and Administrative Expense
Our selling, general and administrative (“SG&A”) expense includes all costs associated with our selling efforts, including marketing costs, marketing salaries and benefits, as well as commissions of sales personnel. It also includes our overhead costs, such as salaries of administrative and corporate personnel and the leasing of facilities we occupy. General and administrative costs in our historical results for the Corporate & other relate to the Algeco Group’s corporate costs incurred prior to or in connection with the Business Combination which are not anticipated to be recurring costs.
Other Depreciation and Amortization
Other depreciation and amortization includes depreciation of our property, plant and equipment, as well as the amortization of our intangible assets.
Impairment on Goodwill
We recognize goodwill impairment charges associated with our reporting units when the carrying value exceeds the estimated fair value of the reporting unit.
Restructuring Costs
Restructuring costs include costs associated with certain restructuring plans designed to streamline operations and reduce costs. Our restructuring plans are generally country or region specific and are typically completed within a one year period. The restructuring costs include the cash costs to exit locations and reduce the size of the workforce or facilities in impacted areas. The restructuring costs also include the non-cash impairment associated with certain owned facilities that will be disposed of.

Currency Gains (Losses), Net
Currency gains (losses), net include unrealized and realized gains and losses on monetary assets and liabilities denominated in foreign currencies other than our functional currency at the reporting date.
Other Expense, Net
Other expense, net primarily consists of the gain or (loss) on disposal of other property, plant and equipment and other financing related costs.
Interest Expense
Interest expense consists of the costs of external debt including the ABL Facility, the Notes, and prior to the Business Combination, interest due on amounts owed to affiliates and interest on the revolving credit facility associated with the Algeco Group.
Interest Income
Interest income consists of interest on notes due from affiliates.
Income Tax Expense (Benefit)
We are subject to income taxes in the United States, Canada and Mexico. Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, state and jurisdictional law changes, and certain non-deductible expenses such as certain stewardship costs. The rate is also affected by discrete items that may occur in any given year, such as reserves for uncertain tax positions. These discrete items may not be consistent from year to year. Income tax expense (benefit), deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid.

Consolidated Results of Operations
Our consolidated statements of net loss for the years ended December 31, 2017, 2016 and 2015 are presented below:

	Year Ended December 31,
(in thousands)	2017	2016	2015	2017 vs. 2016 $ Change	2016 vs. 2015 $ Change
Revenues:
Leasing and services revenue:
Modular leasing	$297,821	$283,550	$300,212	$14,271	$(16,662)
Modular delivery and installation	89,850	81,892	83,103	7,958	(1,211)
Sales:
New units	36,371	39,228	54,359	(2,857)	(15,131)
Rental units	21,900	21,942	15,661	(42)	6,281
Total revenues	445,942	426,612	453,335	19,330	(26,723)
Costs:
Cost of leasing and services:
Modular leasing	83,588	75,516	80,081	8,072	(4,565)
Modular delivery and installation	85,477	75,359	77,960	10,118	(2,601)
Cost of sales:
New units	26,025	27,669	43,626	(1,644)	(15,957)
Rental units	12,643	10,894	10,255	1,749	639
Depreciation of rental equipment	72,639	68,981	78,473	3,658	(9,492)
Gross profit	165,570	168,193	162,940	(2,623)	5,253
Expenses:
Selling, general and administrative	162,351	139,093	139,355	23,258	(262)
Other depreciation and amortization	8,653	9,019	22,675	(366)	(13,656)
Impairment losses on goodwill	60,743	5,532	—	55,211	5,532
Restructuring costs	2,196	2,810	9,185	(614)	(6,375)
Currency (gains) losses, net	(12,878)	13,098	11,308	(25,976)	1,790
Other expense, net	2,827	1,831	1,189	996	642
Operating loss	(58,322)	(3,190)	(20,772)	(55,132)	17,582
Interest expense	119,308	94,671	92,028	24,637	2,643
Interest income	(12,232)	(10,228)	(9,778)	(2,004)	(450)
Loss from continuing operations before income tax	(165,398)	(87,633)	(103,022)	(77,765)	15,389
Income tax benefit	(936)	(24,502)	(34,069)	23,566	9,567
Loss from continuing operations	(164,462)	(63,131)	(68,953)	(101,331)	5,822
Income (loss) from discontinued operations, net of tax	14,650	32,195	(2,634)	(17,545)	34,829
Net loss	(149,812)	(30,936)	(71,587)	(118,876)	40,651
Less net loss attributable to non-controlling interest, net of tax	(2,110)	—	—	(2,110)	—
Total loss attributable to WSC	$(147,702)	$(30,936)	$(71,587)	$(116,766)	$40,651

Comparison of Years Ended December 31, 2017 and 2016
Revenue: Total revenue increased $19.3 million, or 4.5%, to $445.9 million for the year ended December 31, 2017 from $426.6 million for the year ended December 31, 2016. The increase was primarily the result of a 10.5% increase in leasing and services revenue within the Modular - US business segment driven by improved pricing and volumes. Average modular space monthly rental rates in the Modular - US segment increased 7.6% for the year ended December 31, 2017, and average modular space units on rent increased nearly 800 units, or 2.2%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base. Improved volumes were driven by a 5.1% increase in modular space deliveries during the year, driving increased modular delivery and installation revenues, and due to a partial month of units on rent acquired as part of the Acton acquisition that closed on December 20, 2017. These increases were partially offset by declines in total revenue of $8.3 million or 13.4% in the Modular - Other North America business segment, which was primarily attributable to a single project in the upstream oil and gas sector that reached completion in July 2016 that contributed $10.2 million of revenue for the year ended December 31, 2016. Average modular space monthly rental rate for the Modular - Other North America segment declined 22.3% and average modular space units on rent declined by 331 units, or 6.1% for the year
Total average modular units and portable storage units on rent for 2017 and 2016 were 53,862 and 54,582, respectively. The decrease was due to declines in portable storage average units on rent, which declined nearly 1,200 units, or 8.6% for the year ended December 31, 2017. The revenue declines associated with portable storage unit volumes was partially offset by increased pricing, as average portable storage monthly rental rates increased 4.5% for the year ended December 31, 2017. The average modular utilization rate during 2017 was 70.5%, as compared to 70.9% during 2016. The decrease in average modular utilization rate was also driven by declines in the portable storage average units on rent.
Gross Profit: Our gross profit percentage was 37.1% and 39.4% for the years ended December 31, 2017 and 2016, respectively. Our gross profit percentage, excluding the effects of depreciation, was 53.4% and 55.6% for the years ended December 31, 2017 and 2016, respectively.
Gross profit decreased $2.6 million, or 1.5%, to $165.6 million for the year ended December 31, 2017 from $168.2  million for the year ended December 31, 2016. The decrease in gross profit and gross profit percentage is a result of the revenue declines discussed above associated with the Modular - Other North America segment as well as due to inflated rental unit sales gross profit in 2016 as a result of a discrete transaction which contributed approximately $3.0 million to gross profit for the year ended December 31, 2016.
SG&A: SG&A expense increased $23.3 million, or 16.8%, to $162.4 million for the year ended December 31, 2017, compared to $139.1 million for the year ended December 31, 2016. $16.0 million of the increase was driven primarily by discrete professional fees and transaction expenses incurred during 2017 by Corporate and other related to the Business Combination. $8.4 million of the increase was related to the Modular - US segment and was primarily driven by increases in employee commissions and incentives related to additional rental volumes and recurring public company costs prior and subsequent to the Business Combination.
Other Depreciation and Amortization: Other depreciation and amortization decreased $0.3 million, or 3.3%, to $8.7 million for the year ended December 31, 2017, compared to $9.0 million for the year ended December 31, 2016. The decrease was driven by the sale of certain US branch property, plant, and equipment that occurred in 2016.
Impairment on Goodwill: Impairment losses on goodwill were $60.7 million for the year ended December 31, 2017 as compared to $5.5 million for the year ended December 31, 2016. The 2017 impairment losses on goodwill relate to our reporting unit in Canada and the 2016 impairment losses on goodwill relate to our reporting unit in Mexico. The impairments in 2017 and 2016 were the result of a decline in the operating results and a reevaluation of future growth.
Restructuring Costs: Restructuring costs were $2.2 million for the year ended December 31, 2017 as compared to $2.8 million for the year ended December 31, 2016. The 2017 restructuring charges relate primarily a downsize in corporate employees which consists of employee termination costs, as well as employee termination costs related to the Company’s US and Canadian operations. The 2016 restructuring charges relate primarily to our corporate function and consist of employee termination costs.
Currency (Gains) Losses, net: Currency (gains) losses, net increased by $26.0 million to a $12.9 million gain for the year ended December 31, 2017 compared to a $13.1 million loss for the year ended December 31, 2016. The increase in currency gains was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency. The majority of the intercompany receivables and payables contributing to these gains and losses were settled concurrently with the Carve-Out Transaction and Business Combination.
Other Expense, Net: Other expense, net was $2.8 million for the year ended December 31, 2017 and $1.8 million for the year ended December 31, 2016 due to an increase in financing related costs.
Interest Expense: Interest expense increased $24.6 million, or 26.0%, to $119.3 million for the year ended December 31, 2017 from $94.7 million for the year ended December 31, 2016. Upon consummation of the Business Combination in November of 2017, we issued $300.0 million of Notes and entered into a new $600.0 million ABL Facility to fund our operations as a stand-alone company. The majority of the interest costs incurred during the year ended December 31, 2017 relate to the previous debt structure of the Company as part of the Algeco Group or to fees associated to establishing the new debt structure. The increase in interest expense is driven by the following items: (a) $7.5 million write-off of deferred issuance costs pertaining to the modification of the ABL Facility and the settlement of the notes due to affiliates, (b) a $5.6 million increase in interest expense on the Algeco Group Revolver facility (see Note 11) as the first quarter amendment to the facility increased the base portion of the variable interest rate, (c) $3.8 million in bridge financing fees incurred in connection with the Business Combination, (d) a increase of $3.5 million in amortization of deferred issuance and discount costs driven by higher deferred issuance and discount costs in 2017, (e) $2.1 million of interest expense incurred under the Notes issued in November 2017 and, (f) $2.0 million of higher interest expense pertained to other financing obligations. See Note 11 to the consolidated financial statements for further discussion of our debt.
Interest Income: Interest income increased $2.0 million, or 19.6%, to $12.2 million for the year ended December 31, 2017 from $10.2 million for the year ended December 31, 2016. This increase is primarily due to an increase in the principal balance of notes due from affiliates.
Income Tax Expense (Benefit): Income tax benefit decreased $23.6 million to $0.9 million for the year ended December 31, 2017 compared to $24.5 million for the year ended December 31, 2016. The decrease in income tax benefit was principally due to the impairment of Canadian goodwill, as well as the impacts of the Tax Act enacted by the US government on December 22, 2017, which reduced the federal income tax rate from 35% to 21% effective January 1, 2018, and requires mandatory repatriation of foreign earnings. The Canadian goodwill, which had no tax basis, was recorded as an unfavorable permanent adjustment which reduces the benefit expected based on the pre-tax loss. As a result of the Tax Act, we remeasured our net deferred tax liabilities and recognized a net tax benefit of $28.1 million. In addition, we recorded tax expense of $50.5 million related to valuation allowances related to limitations on the deductibility of high-interest debt as a result of the change in ownership and control related to the Business Combination. Had it not been for these changes, income tax expense would have increased driven by the increase in loss from continuing operations for the year ended December 31, 2017.
Comparison of Years Ended December 31, 2016 and 2015
Revenue: Total revenue decreased $26.7 million, or 5.9%, to $426.6 million for the year ended December 31, 2016 from $453.3 million for the year ended December 31, 2015. The decrease was primarily the result of a 38.9% decline in total revenue in the Modular - Other North America business segment, attributable to reduced demand from the upstream oil and gas sector offset by an increase in modular leasing revenue and modular delivery and installation revenue in the US.
Total average modular units and portable storage units on rent for 2016 and 2015 were 54,582 and 56,524, respectively. The decrease was mainly due to declines in the Modular - Other North America business segment related to reduced demand from the upstream oil and gas sector due to lower customer spending on the construction and development of new projects due to current oil prices, and the completion of existing contracts and projects. The average modular utilization rate during 2016 was 70.9%, as compared to 71.6% during 2015. The decrease in average modular utilization rate was driven by declines in the Modular - Other North America business segment.
Gross Profit: Our gross profit percentage was 39.4% and 35.9% for the years ended December 31, 2016 and 2015, respectively. Our gross profit percentage, excluding the effects of depreciation, was 55.6% and 53.3% for the years ended December 31, 2016 and 2015, respectively.
Gross profit increased $5.3 million, or 3.3%, to $168.2 million for the year ended December 31, 2016 from $162.9 million for the year ended December 31, 2015. The increase in gross profit and gross profit percentage was driven in part by a discrete transaction which contributed approximately $3.0 million to gross profit for the year ended December 31, 2016 and also by an $9.5 million reduction in depreciation of rental equipment for the year ended December 31, 2016.
SG&A: SG&A expense decreased $0.3 million, or 0.2%, to $139.1 million from for the year ended December 31, 2016, compared to $139.4 million for the year ended December 31, 2015. The decrease was driven by cost savings in the Modular - Other North America segment as a result of the restructuring implemented at the end of 2015, substantially offset by higher transaction costs in Corporate & other and increased indirect tax costs in the Modular - US segment.
Other Depreciation and Amortization: Other depreciation and amortization decreased $13.7 million, or 60.4%, to $9.0 million for the year ended December 31, 2016, compared to $22.7 million for the year ended December 31, 2015 primarily as a result of the full amortization of certain intangibles in the fourth quarter of 2015.
Impairment on Goodwill: Impairment losses on goodwill were $5.5 million for the year ended December 31, 2016 as compared to $0.0 million for the year ended December 31, 2015. The 2016 impairment on goodwill relates to our reporting unit in Mexico, as compared to no impairment losses on goodwill for continuing operations in 2015.
Restructuring Costs: Restructuring costs were $2.8 million for the year ended December 31, 2016 as compared to $9.2 million for the year ended December 31, 2015. The 2016 restructuring charges relate primarily to our corporate function and consist of employee termination costs.
Currency Gains (Losses), net: Currency gains (losses), net increased by $1.8 million to a loss of $13.1 million for the year ended December 31, 2016 compared to a loss of $11.3 million for the year ended December 31, 2015. The increase in currency losses was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency. Our currency losses, net are primarily attributable to fluctuations in the following exchange rates: US dollar/Euro, US dollar/British pound sterling and US dollar/Australian dollar.
Other Expense (Income), Net: Other expense, net was $1.8 million for the year ended December 31, 2016 and of $1.2 million for the year ended December 31, 2015. The increase was driven by higher losses on the sale of property, plant, and equipment.
Interest Expense: Interest expense increased $2.7 million, or 2.9%, to $94.7 million for the year ended December 31, 2016 from $92.0 million for the year ended December 31, 2015. This increase is primarily due to an increase in other debt, including capital leases. All interest costs in 2016 and 2015 relate to the Company’s previous debt structure.
Interest Income: Interest income increased $0.4 million, or 4.1%, to $10.2 million for the year ended December 31, 2016 from $9.8 million for the year ended December 31, 2015. This increase is primarily due to an increase in the principal balance of notes due from affiliates.
Income Tax Benefit: Income tax benefit decreased $9.6 million to a $24.5 million benefit for the year ended December 31, 2016 compared to a $34.1 million benefit for the year ended December 31, 2015. The decrease in income tax benefit was principally due to the increase in our operating income in 2016.
Business Segments
Our principal line of business is modular leasing and sales. The Company formerly operated a Remote Accommodations Business that was carved out in connection with the Business Combination and is no longer a part of our business as of December 31, 2017. The Remote Accommodations Business was considered a single reportable segment. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico.
The following tables and discussion summarize our reportable segment financial information for the years ended December 31, 2017, 2016 and 2015. Future changes to our organizational structure may result in changes to the segments disclosed.
Business Segment Results
Years Ended December 31, 2017, 2016 and 2015

(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate & Other	Total
Year Ended December 31, 2017
Revenue	$392,933	$53,656	$(647)	$445,942
Gross profit	$148,685	$17,532	$(647)	$165,570
Adjusted EBITDA	$110,822	$13,099	$(15,112)	$108,809
Capital expenditures for rental equipment	$96,378	$5,832	$—	$102,210
Modular space units on rent (average during the period)	36,166	5,097	—	41,263
Average modular space utilization rate	73.9%	52.2%	—%	70.3%
Average modular space monthly rental rate	$538	$532	$—	$538
Portable storage units on rent (average during the period)	12,246	353	—	12,599
Average portable storage utilization rate	72.2%	52.6%	—%	71.4%
Average portable storage monthly rental rate	$116	$119	$—	$116

(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate & Other	Total
Year Ended December 31, 2016
Revenue	$365,496	$62,004	$(888)	$426,612
Gross profit	$138,996	$30,082	$(885)	$168,193
Adjusted EBITDA	$103,798	$24,360	$(21,644)	$106,514
Capital expenditures for rental equipment	$60,418	$3,550	$—	$63,968
Modular space units on rent (average during the period)	35,372	5,428	—	40,800
Average modular space utilization rate	72.0%	54.8%	—%	69.1%
Average modular space monthly rental rate	$500	$685	$—	$524
Portable storage units on rent (average during the period)	13,430	352	—	13,782
Average portable storage utilization rate	78.1%	50.3%	—%	77.0%
Average portable storage monthly rental rate	$111	$117	$—	$111

(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate & Other	Total
Year Ended December 31, 2015
Revenue	$352,648	$101,388	$(701)	$453,335
Gross profit	$108,243	$55,719	$(1,022)	$162,940
Adjusted EBITDA	$85,448	$45,495	$(22,419)	$108,524
Capital expenditures for rental equipment	$98,135	$16,285	$—	$114,420
Modular space units on rent (average during the period)	35,131	6,723	—	41,854
Average modular space utilization rate	69.7%	66.8%	—%	69.2%
Average modular space monthly rental rate	$476	$915	$—	$546
Portable storage units on rent (average during the period)	14,100	570	—	14,670
Average portable storage utilization rate	80.4%	67.1%	—%	79.8%
Average portable storage monthly rental rate	$110	$100	$—	$109
Modular - US Segment
Comparison of Years Ended December 31, 2017 and 2016
Revenue: Total revenue increased $27.4 million, or 7.5%, to $392.9 million for the year ended December 31, 2017 from $365.5 million for the year ended December 31, 2016. Modular leasing revenue increased $26.1 million, or 11.0%, driven by improved pricing and volumes. Average modular space monthly rental rates in the Modular - US segment increased 7.6% for the year ended December 31, 2017, and average modular space units on rent increased nearly 800 units, or 2.2%, resulting in utilization improvements of 190 bps on our modular space fleet. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base. Improved volumes were driven by a 5.1% increase in modular space deliveries during the year, and due to a partial month of units on rent acquired as part of the Acton acquisition that closed on December 20, 2017. Modular delivery and installation revenues increased $6.6 million, or 8.9%, due to the increased delivery volumes and due to higher pricing per transaction as compared to 2016. New unit sales revenue decreased $5.5 million, or 15.8% as a result of a continued strategic shift away from this revenue stream in order to focus our sales team on pursuing recurring rental revenue streams. Rental unit sales revenue increased $0.2 million, or 1.1%, offsetting a portion of the decrease.
Gross Profit: Gross profit increased $9.7 million, or 7.0%, to $148.7 million for the year ended December 31, 2017 from $139.0 million for the year ended December 31, 2016. The increase in gross profit was driven by higher modular leasing revenues. This increase was partially offset by lower delivery and installation margins and lower sales gross profits during the year, which was partially driven by a discrete transaction which contributed approximately $3.0 million to gross profit for the year ended December 31, 2016. The increase in gross profit from modular leasing revenues was also partially offset by a $3.4 million increase in depreciation of rental equipment for the year ended December 31, 2017 as a result of continued capital investment in our fleet.
Adjusted EBITDA: Adjusted EBITDA increased $7.0 million, or 6.7%, to $110.8 million for the year ended December 31, 2017 from $103.8 million for the year ended December 31, 2016. The increase was driven by higher modular leasing revenues, partially offset by lower sales volumes and lower delivery and installation and sales margins, as well as increased SG&A costs.

SG&A increases were related to increased employee commissions and incentives as a result of additional rental volumes and recurring public company costs incurred before and after the Business Combination.
Capital Expenditures for Rental Equipment: Capital expenditures increased $36.0 million, or 59.6%, to $96.4 million for the year ended December 31, 2017 from $60.4 million for the year ended December 31, 2016. Net capital expenditures also increased $37.6 million, or 95.0%, to $77.3 million. The increases for both were driven by increased spend for new units, VAPS, and refurbishments as we invested above maintenance capital expenditure levels in the current year to drive modular space unit on rent growth. During the year, modular space units on rent grew organically by 925 units on rent.
Comparison of Years Ended December 31, 2016 and 2015
Revenue: Total revenue increased $12.9 million, or 3.7%, to $365.5 million for the year ended December 31, 2016 from $352.6 million for the year ended December 31, 2015. Modular leasing revenue increased $12.9 million, or 5.7%, due to increased average monthly rental rates of 5.0% and utilization improvements of 2.3% on our modular space fleet. Modular delivery and installation revenues increased $2.4 million, or 3.3%, due to increased delivery and installation rates per transaction, partially offset by lower overall transactions as compared to 2015 due to lower capital investments made during the year to grow modular space unit on rental volumes. New unit sales revenue decreased $8.4 million, or 19.4%, associated with reduced sale opportunities and decreased major projects revenue as a result of a strategic shift away from this market. Rental unit sales revenue increased $6.0 million, or 49.6%, offsetting a portion of the decrease.
Gross Profit: Gross profit increased $30.8 million, or 28.5%, to $139.0 million for the year ended December 31, 2016 from $108.2 million for the year ended December 31, 2015. The increase in gross profit was driven by higher modular leasing, delivery and installation and rental unit sales volume, and improved leasing, delivery and installation, and sales margins. The increase in rental unit sales gross profit for 2016 included a discrete transaction which contributed approximately $3.0 million to gross profit for the year ended December 31, 2016. The increase in gross profit was also affected by an $8.0 million reduction in depreciation of rental equipment for the year ended December 31, 2016.
Adjusted EBITDA: Adjusted EBITDA increased $18.4 million, or 21.5%, to $103.8 million for the year ended December 31, 2016 from $85.4 million for the year ended December 31, 2015. The increase was driven by higher modular leasing and rental unit sales volume and improved leasing, delivery and installation and sales margins partially offset by increased SG&A costs.
Capital Expenditures for Rental Equipment: Capital expenditures decreased $37.7 million, or 38.4%, to $60.4 million for the year ended December 31, 2016 from $98.1 million for the year ended December 31, 2015. The decrease was driven primarily by reduced spend for new units and reduced refurbishment efforts during 2016 given relatively steady modular volumes as compared to the prior year.
Modular - Other North America Segment
Comparison of Years Ended December 31, 2017 and 2016
Revenue: Total revenue decreased $8.3 million, or 13.4%, to $53.7 million for the year ended December 31, 2017 from $62.0 million for the year ended December 31, 2016. Modular leasing revenue decreased $12.0 million, or 26.1%, which is primarily attributable to a single project in the upstream oil and gas sector that reached completion in July 2016 that contributed $10.2 million of revenue for the year ended December 31, 2016. Average modular space monthly rental rates declined 22.3% and average modular space units on rent declined by 331 units, or 6.1% for the year, resulting in lower modular space utilization which decreased by 260 bps. Modular delivery and installation revenues increased $1.3 million, or 17.1%, due to increased transaction volumes as a result of stabilization in the market and modest increases in customer demand as well as increased delivery and installation rates per transaction as compared to 2016. New unit sales revenue increased $2.7 million, or 61.4%, associated with increased sale opportunities. Rental unit sales revenue decreased $0.3 million, or 7.5%, offsetting a portion of the increase.
Gross Profit: Gross profit decreased $12.6 million, or 41.9%, to $17.5 million for the year ended December 31, 2017 from $30.1 million for the year ended December 31, 2016.The effects of favorable foreign currency movements increased gross profit by $0.2 million, as the Canadian Dollar strengthened against the US dollar during the year. The decrease in gross profit, excluding the effects of foreign currency, was driven primarily by decreased revenues as a result of lower modular volumes and decreased average monthly rental rates. These decreases were partially offset by increased new unit sales.
Adjusted EBITDA: Adjusted EBITDA decreased $11.3 million, or 46.3%, to $13.1 million for the year ended December 31, 2017 from $24.4 million for the year ended December 31, 2016. This decrease was primarily driven by lower modular leasing margin due to declines in modular volumes and average monthly rental rates and reduced new sales activity.
Capital Expenditures for Rental Equipment: Capital expenditures increased $2.2 million, or 61.1%, to $5.8 million for the year ended December 31, 2017 from $3.6 million for the year ended December 31, 2016. Net capital expenditures also increased $2.0 million to $2.3 million. The increases for both were driven primarily by investments in VAPS and refurbishments of existing lease fleet.
Comparison of Years Ended December 31, 2016 and 2015
Revenue: Total revenue decreased $39.4 million, or 38.9%, to $62.0 million for the year ended December 31, 2016 from $101.4 million for the year ended December 31, 2015. Modular leasing revenue decreased $29.6 million, or 39.2%, due to lower modular space utilization which decreased 12.0% and lower average monthly rental rates on modular space units, which declined 25.1% associated with reduced upstream oil and gas sector demand due to lower customer spending on the construction and development of new projects due to oil prices and the completion of existing contracts and projects. Modular delivery and installation revenues decreased $3.5 million, or 31.5%, due to decreased transaction volumes as a result of lower customer demand as well as decreased delivery and installation rates per transaction as compared to 2015. New unit sales revenue decreased $6.8 million, or 60.7%, associated with reduced sale opportunities. Rental unit sales revenue increased $0.5 million, or 14.3%, offsetting a portion of the decrease.
Gross Profit: Gross profit decreased $25.6 million, or 46.0%, to $30.1 million for the year ended December 31, 2016 from $55.7 million for the year ended December 31, 2015. The effects of unfavorable foreign currency movements reduced gross profit by $1.7 million, as both the Canadian Dollar and the Mexican Peso were weaker against the US dollar. The decrease in gross profit, excluding the effects of foreign currency, was driven primarily by decreased revenues as a result of lower modular volumes, decreased average monthly rental rates, as well as by decreased new unit sales all related to lower customer demand, and increasing idle supply of units in the market. The decrease in gross profit was partially offset by a $1.1 million reduction in depreciation of rental equipment.
Adjusted EBITDA: Adjusted EBITDA decreased $21.1 million, or 46.4%, to $24.4 million for the year ended December 31, 2016 from $45.5 million for the year ended December 31, 2015. This decrease was primarily driven by lower modular leasing margin due to declines in modular volumes and average monthly rental rates and reduced new sales activity.
Capital Expenditures for Rental Equipment: Capital expenditures decreased $12.7 million, or 77.9%, to $3.6 million for the year ended December 31, 2016 from $16.3 million for the year ended December 31, 2015. The decrease was driven by reduced capital expenditures due to market conditions and current utilization levels.
Corporate & Other for the Years Ended December 31, 2017, 2016 and 2015
Gross Profit: The Corporate & other adjustments to revenue and gross profit pertain to the elimination of intercompany leasing transactions between the business segments.
Adjusted EBITDA: Corporate & other costs and eliminations to consolidated Adjusted EBITDA increased $6.6 million or 30.4% to a loss of $15.1 million for the year ended December 31, 2017 from a loss of $21.7 million for the year ended December 31, 2016 as a result of lower employee costs in 2017. The 2016 costs related to the Algeco Group operations, which separated from the Company in 2017. Corporate & other costs and eliminations to consolidated Adjusted EBITDA increased $0.7 million or 3.1% to a loss of $21.7 million for the year ended December 31, 2016 from a loss of $22.4 million for the year ended December 31, 2015 as a result of lower legal and professional fees and corporate employee costs in 2016.
Non-GAAP Adjusted EBITDA Reconciliation
The Company evaluates business segment performance on Adjusted EBITDA, a non-GAAP measure that excludes certain items as described in the reconciliation of the Company’s consolidated net loss to Adjusted EBITDA reconciliation below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.
The Company also regularly evaluates gross profit by segment to assist in the assessment of the operational performance of each operating segment. The Company considers Adjusted EBITDA to be the more important metric because it more fully captures the business performance of the segments, inclusive of indirect costs.

The following table presents a reconciliation of the Company’s net loss to Adjusted EBITDA. Adjusted EBITDA should not be considered as discretionary cash available to the Company to reinvest in the growth of its business or as measures of cash that will be available to meet its obligations. The following table provides an unaudited reconciliation of net income (loss) to Adjusted EBITDA:

(in thousands)	2017	2016	2015
Net loss	$(149,812)	$(30,936)	$(71,587)
Income (loss) from discontinued operations, net of tax	14,650	32,195	(2,634)
Loss from continuing operations	(164,462)	(63,131)	(68,953)
Income tax benefit	(936)	(24,502)	(34,069)
Loss from continuing operations before income taxes	(165,398)	(87,633)	(103,022)
Interest expense, net	107,076	84,443	82,250
Depreciation and amortization	81,292	78,000	101,148
Currency (gains) losses,net	(12,878)	13,098	11,308
Goodwill and other impairments	60,743	5,532	—
Restructuring costs	2,196	2,810	9,185
Transaction Fees	23,881	8,419	—
Algeco LTIP expense	9,382	—	—
Other expense	2,515	1,845	7,655
Adjusted EBITDA	$108,809	$106,514	$108,524

Liquidity and Capital Resources
Overview
WSC is a holding company that derives all of its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, credit facilities, and sales of equity and debt securities. We believe that our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.
We may from time to time seek to retire or purchase our warrants through cash purchases and/or exchanges for equity securities, in open market purchases, privately-negotiated transactions, exchange offers or otherwise. Any such transactions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
ABL Facility
On November 29, 2017, in connection with the Business Combination, WS Holdings, WSII and certain of its subsidiaries entered into the ABL Facility with an aggregate principal amount of up to $600.0 million. The ABL Facility, which matures on May 29, 2022, comprises (i) a $530 million asset-based revolving credit facility for WSII and certain of its domestic subsidiaries and (ii) a $70 million asset-based revolving credit facility for Williams Scotsman of Canada, Inc.
Borrowings under the ABL Facility, at the Borrower’s option, bear interest at either an adjusted LIBOR or a base rate, in each case, plus an applicable margin. The applicable margin is 2.50% for LIBOR borrowings and 1.50% for base rate borrowings. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of between 0.375% and 0.5% per annum. At December 31, 2017, the weighted average interest rate for borrowings under the ABL Facility was 4.02%.
At December 31, 2017, the Borrowers had $281.1 million of available capacity under the ABL Facility, including $211.1 of available capacity under the US facility and $70,000,000.0 million of available capacity under the Canadian facility.
Senior secured notes
On November, 29, 2017, WSII issued the Notes with a $300.0 million aggregate principal amount that bear interest at 7.875% and mature on December 15, 2022. The net proceeds, along with other funding obtained in connection with the Business Combination, were used to repay $669.5 million outstanding under WSII’s former credit facility, to repay $226.3 million of notes due to affiliates and related accrued interest, and to pay $125.7 million of the cash consideration paid to the Algeco Sellers for 100% of the outstanding equity of WSII. Interest on the Notes is payable semi-annually on June 15 and December 15 beginning June 15, 2018. Refer to Note 11 in the Consolidated Financial Statements for further discussion about the ABL Facility and the Notes.

The following summarizes our cash flows for the periods presented on an actual currency basis:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash from operating activities	$(1,362)	$58,731	$119,865
Net cash from investing activities	(392,650)	(30,236)	(193,159)
Net cash from financing activities	396,833	(31,394)	76,758
Effect of exchange rate changes on cash and cash equivalents	202	(241)	(441)
Net change in cash and cash equivalents	$3,023	$(3,140)	$3,023
Comparison of the Years Ended December 31, 2017 and 2016 and December 31, 2016 and 2015
Cash Flows from Operating Activities
Cash used by operating activities for the year ended December 31, 2017 was $1.4 million as compared to cash provided by operating activities of $58.7 million for year ended December 31, 2016, a decrease of $60.1 million. The reduction in cash provided by operating activities was predominantly due to higher discrete expenses incurred in connection with the Business Combination, ABL Facility, and the Notes, and lower gross profit on our continuing and discontinued business operations.
Cash provided by operating activities for the year ended December 31, 2016 was $58.7 million as compared to $119.9 million for year ended December 31, 2015, a decrease of $61.2 million. The reduction in cash provided by operating activities was predominantly due to higher net loss, driven by lower revenue and gross profit associated with our continuing and discontinued business operations. Additionally, we had negative working capital impacts to accounts payable as a result of rental equipment investments that were made in 2015 and subsequently paid in 2016.
Cash flows from investing activities
Cash used in investing activities for the year ended December 31, 2017 was $392.7 million as compared to $30.2 million for the year ended December 31, 2016, an increase of $362.5 million. This increase was principally the result of an increase in cash used of $237.1 million for the acquisition of a business, an increase in cash used of $42.6 million for the purchase of rental equipment, and an increase in cash used of $80.0 million on lending, net of repayments, on notes due from affiliates. On December 20, 2017, we acquired all of the issued and outstanding membership interests of Acton Holdings for $237.1 million. We incurred capital expenditures for the purchase of rental equipment of $111.7 million and $69.1 million during the years ended December 31, 2017 and 2016, respectively. The increase in capital expenditures was driven by strategic investments in rental equipment driven by growth in units on rent. In addition, we had net lending on notes due from affiliates of $67.8 million during the year ended December 31, 2017 compared to net proceeds from the repayment of notes due from affiliates of $12.2 million during the year ended December 31, 2016. These lending activities were driven by a centralized cash management strategy utilized by the Algeco Group. These notes due from affiliates were settled in connection with the Business Combination and we do not anticipate engaging in further lending activities in the future.
Cash used in investing activities for the year ended December 31, 2016 was $30.2 million as compared to $193.2 million for the year ended December 31, 2015, a decrease of $163.0 million. This decrease was principally the result of a decrease in cash used of $108.0 million for the purchase of rental equipment. We incurred capital expenditures for the purchase of rental equipment of $69.1 million and $177.0 million during the years ended December 31, 2016 and 2015, respectively. The decrease in capital expenditures was primarily due to a reduction of modular capital expenditures in the US from the higher level experienced in 2015 as a result of strategic capital improvements to existing fleet units and due to reduced remote accommodations capital expenditures, from the higher than usual prior year capital expenditures related to a new facility. In addition, WSII received net proceeds from the repayment of notes due from affiliates of $12.2 million during the year ended December 31, 2016 compared to lending on notes due from affiliates of $25.2 million during the year ended December 31, 2015.
Cash flows from financing activities
Cash provided in financing activities for the year ended December 31, 2017 was $396.8 million as compared to $31.4 million cash used in financing activities for the year ended December 31, 2016, an increase of $428.2 million. This increase is primarily driven by $571.8 million in proceeds received as a result of the Business Combination described in further detail in Note 2 of the consolidated financial statements. This was offset by an increase of $135.6 million in the repayments in excess of borrowings on notes due to affiliates which were settled in connection with the Business Combination. These notes due from affiliates were driven by a centralized cash management strategy utilized by the Algeco Group. In addition, payments of financing costs increased $29.3 million in connection with entering into the ABL Facility and the issuance of the Notes.
Cash used in financing activities for the year ended December 31, 2016 was $31.4 million as compared to $76.8 million cash provided in financing activities for the year ended December 31, 2016, a decrease of $108.2 million. This decrease is a result of the repayment in excess of borrowings in 2016 compared to borrowings in excess of repayments in 2015.

Contractual Obligations
The following table presents information relating to our contractual obligations and commercial commitments as of December 31, 2017:

(in thousands)	Total	Less than 1 year	Between 1 to 3 Years	Between 3 and 5 years	More than 5 years
Long-term indebtedness, including current portion and interest (a)	$849,477	$41,932	$80,741	$686,034	$40,770
Capital lease obligations	240	136	104	—	—
Operating lease obligations	106,365	19,849	29,156	18,674	38,686
Total	$956,082	$61,917	$110,001	$704,708	$79,456
(a) Long-term indebtedness includes borrowings and interest under the ABL Facility, the Notes, and other debt and financing obligations.
At December 31, 2017, in addition to the above contractual obligations, the Company had $17.5 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances, and reevaluate our estimates and judgments as appropriate. The actual results experienced by us may differ materially and adversely from our estimates. We believe that the following critical accounting policies involve a higher degree of judgment or complexity in the preparation of financial statements:
Revenue Recognition
We generate revenue from leasing rental equipment; the associated delivery, installation, maintenance and removal services of rental equipment; remote accommodations services, including other services related to accommodations services; and sales of new and used rental equipment. We enter into arrangements with a single deliverable as well as multiple deliverables. Revenue under arrangements with multiple deliverables is recognized separately for each unit of accounting, with the arrangement consideration allocated based on the relative selling price method. To the extent that multiple contracts with a single counter party are entered into, management considers whether they should be considered as one contract for accounting purposes.
Modular Leasing and Services Revenue
Income from operating leases is recognized on a straight-line basis over the lease term. Delivery, installation, maintenance and removal services associated with rental activities are recognized upon completion of the related services.
Our lease arrangements typically include lease deliverables, such as the lease of modular space or portable storage units, and related services including delivery, installation, maintenance and removal services. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables and non-lease deliverables is based upon the best estimate of selling price method.
When leases and services are billed in advance, recognition of revenue is deferred until services are rendered. If equipment is returned prior to the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return.
Rental equipment is used generally under operating leases and, from time to time, under sales-type lease arrangements. Operating lease minimum contractual terms generally range from 1 month to 60 months, and averaged approximately 10 months across our rental fleet for the year ended December 31, 2017.

Remote Accommodations Revenue
Revenue related to remote accommodations, such as lodging and related ancillary services, is recognized in the period in which services are provided, pursuant to the terms of contractual relationships with the customers. In some contracts, rates may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract. Arrangement consideration is allocated between lodging and services, based on the relative estimated selling (leasing) price of each deliverable. Estimated price of the lodging and services deliverables is based on the price of lodging and services when sold separately, or based upon the best estimate of selling price method. We discontinued our Remote Accommodations business in conjunction with the Business Combination. See Note 3 for further discussion around the discontinued operations.
Sales Revenue
Sales revenue is primarily generated by the sale of new and used units. Revenue from the sale of new and used units is recognized upon delivery when there is evidence of an arrangement, the significant risks and rewards of ownership have been transferred to the buyer, the price is fixed and determinable and collectability is reasonably assured.
Goodwill
We evaluate goodwill for impairment at least annually at the reporting unit level. A reporting unit is the operating segment, or one level below that operating segment (the component level), if discrete financial information is prepared and regularly reviewed by segment management at that level. However, components can be aggregated as a single reporting unit if they have similar economic characteristics. For the purpose of impairment testing, goodwill acquired in the Business Combination is allocated to each of our reporting units that are expected to benefit from the combination. We evaluate changes in our reporting structure to assess whether that change impacts the composition of one or more of our reporting units. If the composition of our reporting units change, goodwill is reassigned between reporting units using the relative fair value allocation approach.
We perform our annual goodwill impairment test on October 1. In addition, we perform qualitative impairment tests during any reporting period in which events or changes in circumstances quantitatively indicate that impairment may have occurred. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions. Actual values may differ significantly from these assumptions, particularly if there are significant adverse changes in the operating environment of our reporting units.
In assessing the fair value of reporting units, we consider the market approach, the income approach, or a combination of both. Under the market approach, the fair value of the reporting unit is based on quoted market prices of companies comparable to the reporting unit being valued. While the market prices are not an assumption, a presumption that they provide an indicator of the value of the reporting unit is inherent in the valuation. The initial determination of the comparable companies also involves a degree of judgment.
Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach relies on the timing and estimates of future cash flows, which are based on management’s estimates of economic and market conditions over the projected period, including growth rates in revenue, operating margins, capital expenditures and tax rates. The cash flows are based on our most recent business operating plans and various growth rates have been assumed for years beyond the current business plan period. The income approach also relies upon the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield, as well as by variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. The weighted-average cost of capital used to discount the cash flows for the 2017 analysis for the Canada reporting unit was 10.0%.
Beginning with the 2016 impairment analysis, management began weighting the income approach valuation analysis at 100% as a result of declining operating results, and as a result, management did not perform the market approach analysis in 2017. As a result of the income approach analysis, the calculated fair value of the Canadian reporting unit was in excess of its $269.3 million carrying value by approximately 31.0%. A $60.7 million impairment charge was recognized to the extent the carrying amount of goodwill exceeded the fair value.
Rental Equipment
Rental equipment is comprised of assets held for rental and assets on rental to customers. Items of rental equipment are measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and betterments to rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are capitalized and depreciated over the lease term. Maintenance and repair costs are expensed as incurred.

Depreciation of rental equipment is computed using the straight-line method over the estimated useful lives, with consideration taken for the residual value of those assets, as follows:

	Estimated Useful Life	Residual Value
Modular fleet	10 - 20 years	20 - 50%
Other related rental equipment	2 – 7 years	0%
The useful lives and residual values vary based on the type of rental equipment and unit, local operating conditions and local business practices.
Receivables and Allowances for Doubtful Accounts
Receivables primarily consist of amounts due from customers from the lease or sale of modular space and portable storage units, their delivery and installation and VAPS. The trade accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the amount of losses expected to be incurred in the collection of these accounts. The estimated losses are based upon a review of outstanding receivables, including specific accounts and the related aging, and on historical collection experience. Specific accounts are written off against the allowance when management determines the account is uncollectible.
Reserves and Contingencies
We maintain reserves in a number of areas to provide coverage against exposures that arise in the ordinary course of business. These reserves cover areas such as uninsured losses, termination liabilities and reorganization activities. We recognize or disclose a reserve when an assessment of the risk of loss is probable and can be reasonably estimated. Significant judgment is involved in determining whether these conditions are met. If we determine these conditions are not met, no reserves are recognized. Reserves are measured at the present value of the expenditures expected to be required to settle the obligation using a pre-tax rate that reflects current market assessments of the time value of money and, if appropriate, the risks specific to the obligation. Significant judgment is involved in assessing the exposures in these areas and in setting the level of the required reserve.
Income Taxes
Uncertainties exist with respect to the interpretation of complex tax regulations, changes in tax laws and the amount and timing of future taxable income. Differences arising between the actual results and the assumptions made in such interpretation, or future changes to such assumptions, could necessitate future adjustments to tax benefit and expense already recorded. Based on reasonable estimates, management establishes provisions for possible consequences of audits by the tax authorities of the respective countries in which the Company operates. The amount of such provisions is based on GAAP guidance for uncertainty in income taxes. The ultimate resolution of tax audits and interpretations of tax regulations could necessitate future adjustments to provisions established, which would likely affect the Company’s income tax expense or benefit and profit or loss.
Deferred tax assets are recognized for all unused tax losses to the extent that it is more likely than not that taxable profit will be available against which the losses can be utilized. Significant judgment is required to determine the amount of deferred tax assets that can be recognized, based upon the likely timing and level of future taxable profits, combined with future tax planning strategies.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are exposed to cash flow and fair value risk due to changes in interest rates with respect to the ABL Facility and the Notes. The following table sets forth the scheduled maturities and the total fair value of our debt portfolio as of December 31, 2017:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Estimated Fair Value
ABL Facility	$—	$—	$—	$—	$310,000	$—	$310,000	$310,000
Weighted average interest rate					4.02%
7.875% senior secured notes	$—	$—	$—	$—	$300,000	$—	$300,000	$310,410
Stated interest rate					7.875%
An increase in interest rates by 100 basis points on our variable rate debt would increase annual interest expense by approximately $3.1 million.
Foreign Currency Risk
We currently generate the majority of our consolidated net revenues in the United States, and the reporting currency for our consolidated financial statements is the US dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions and rental equipment purchases denominated in currencies other than the functional currency of the purchasing entity. These exposures are included in currency (gains) losses, net, on the consolidated statements of operations.
Seasonality
Although demand from certain of our customers is seasonal, our operations as a whole are not impacted in any material respect by seasonality.
Impact of Inflation
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. We do not believe that inflation has had a material effect on our results of operations.

ITEM 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WillScot Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Baltimore, Maryland
March 16, 2018

WillScot Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$9,185	$2,352
Trade receivables, net of allowances for doubtful accounts at December 31, 2017 and 2016 of $4,845 and $4,167, respectively	94,820	71,434
Inventories	10,082	8,938
Prepaid expenses and other current assets	13,696	39,903
Current assets - discontinued operations	—	14,881
Total current assets	127,783	137,508
Rental equipment, net	1,040,146	814,898
Property, plant and equipment, net	83,666	84,226
Notes due from affiliates	—	256,625
Goodwill	28,609	56,811
Intangible assets, net	126,259	125,000
Other non-current assets	4,279	1,952
Non-current assets - discontinued operations	—	222,430
Total long-term assets	1,282,959	1,561,942
Total assets	$1,410,742	$1,699,450
Liabilities
Accounts payable	57,051	33,079
Accrued liabilities	48,912	44,910
Accrued interest	2,704	26,909
Deferred revenue and customer deposits	45,182	29,974
Current portion of long-term debt	1,881	1,889
Current liabilities - discontinued operations	—	35,894
Total current liabilities	155,730	172,655
Long-term debt	624,865	655,694
Notes due to affiliates	—	677,240
Deferred tax liabilities	120,865	118,173
Deferred revenue and customer deposits	5,377	—
Other non-current liabilities	19,355	11,204
Non-current liabilities - discontinued operations	—	41,353
Long-term liabilities	770,462	1,503,664
Total liabilities	926,192	1,676,319
Commitments and contingencies (see Note 19)
Class A common stock: $0.0001 par, 400,000,000 shares authorized, 84,644,774 and 14,545,833 shares issued and outstanding at December 31, 2017 and 2016, respectively	8	1
Class B common stock: $0.0001 par, 100,000,000 shares authorized, 8,024,419 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	1	—
Additional paid-in-capital	2,121,926	1,569,175
Accumulated other comprehensive loss	(49,497)	(56,928)
Accumulated deficit	(1,636,819)	(1,489,117)
Total shareholders' equity	435,619	23,131
Non-controlling interest	48,931	—
Total equity	484,550	23,131
Total liabilities and equity	$1,410,742	$1,699,450
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Operations
(in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Leasing and services revenue:
Modular leasing	$297,821	$283,550	$300,212
Modular delivery and installation	89,850	81,892	83,103
Sales:
New units	36,371	39,228	54,359
Rental units	21,900	21,942	15,661
Total revenues	445,942	426,612	453,335
Costs:
Cost of leasing and services:
Modular leasing	83,588	75,516	80,081
Modular delivery and installation	85,477	75,359	77,960
Cost of sales:
New units	26,025	27,669	43,626
Rental units	12,643	10,894	10,255
Depreciation of rental equipment	72,639	68,981	78,473
Gross profit	165,570	168,193	162,940
Expenses:
Selling, general and administrative	162,351	139,093	139,355
Other depreciation and amortization	8,653	9,019	22,675
Impairment losses on goodwill	60,743	5,532	—
Restructuring costs	2,196	2,810	9,185
Currency (gains) losses, net	(12,878)	13,098	11,308
Other expense, net	2,827	1,831	1,189
Operating loss	(58,322)	(3,190)	(20,772)
Interest expense	119,308	94,671	92,028
Interest income	(12,232)	(10,228)	(9,778)
Loss from continuing operations before income tax	(165,398)	(87,633)	(103,022)
Income tax benefit	(936)	(24,502)	(34,069)
Loss from continuing operations	(164,462)	(63,131)	(68,953)
Income (loss) from discontinued operations, net of tax	14,650	32,195	(2,634)
Net loss	(149,812)	(30,936)	(71,587)
Less net loss attributable to non-controlling interest, net of tax	(2,110)	—	—
Total loss attributable to WSC	$(147,702)	$(30,936)	$(71,587)

Net (loss) income per share attributable to WSC – basic and diluted
Continuing operations	$(8.21)	$(4.34)	$(4.74)
Discontinued operations	$0.74	$2.21	$(0.18)
Net loss per share	$(7.47)	$(2.13)	$(4.92)
Weighted Average Shares
Basic and diluted	19,760,189	14,545,833	14,545,833
Cash dividends declared per share	—	—	—
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(149,812)	$(30,936)	$(71,587)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense (benefit) of ($1,153), $565, and ($3,399) for the years ended December 31, 2017, 2016 and 2015, respectively.	6,768	(1,283)	(24,431)
Comprehensive loss	$(143,044)	$(32,219)	$(96,018)
Less: comprehensive loss attributable to non-controlling interest	(2,118)	—	—
Total comprehensive loss attributable to WSC	$(140,926)	$(32,219)	$(96,018)
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Changes in Equity
(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Non Controlling Interest	Total Equity
Balance as of January 1, 2015 as previously reported	1	$—	—	$—	$1,569,176	$(31,214)	$(1,386,594)	$151,368	$—	$151,368
Retroactive application of recapitalization	14,545	1	—	—	(1)	—	—	—	—	—
Adjusted balance at January 1, 2015	14,546	1	—	—	1,569,175	(31,214)	(1,386,594)	151,368	—	151,368
Net loss	—	—	—	—	—	—	(71,587)	(71,587)	—	(71,587)
Other comprehensive loss	—	—	—	—	—	(24,431)	—	(24,431)	—	(24,431)
Balance at December 31, 2015	14,546	1	—	—	1,569,175	(55,645)	(1,458,181)	55,350	—	55,350
Net loss	—	—	—	—	—	—	(30,936)	(30,936)	—	(30,936)
Other comprehensive loss	—	—	—	—	—	(1,283)	—	(1,283)	—	(1,283)
Balance as of December 31, 2016	14,546	1	—	—	1,569,175	(56,928)	(1,489,117)	23,131	—	23,131
Net loss	—	—	—	—	—	—	(147,702)	(147,702)	(2,110)	(149,812)
Other comprehensive income (loss)	—	—	—	—	—	6,768	—	6,768	(8)	6,760
Capital contribution	—	—	—	—	6,192	—	—	6,192	—	6,192
Stock-based compensation	—	—	—	—	2,970	—	—	2,970	—	2,970
Recapitalization transaction	70,099	7	8,024	1	543,589	663	—	544,260	51,049	595,309
Balance at December 31, 2017	84,645	$8	8,024	$1	$2,121,926	$(49,497)	$(1,636,819)	$435,619	$48,931	$484,550
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net loss	$(149,812)	$(30,936)	$(71,587)
Adjustments for non-cash items:
Depreciation and amortization	107,876	119,329	136,892
Provision for doubtful accounts	5,062	5,000	2,722
Impairment losses on goodwill and intangibles	60,743	5,532	118,840
Gain on sale of rental equipment and other property, plant and equipment	(9,310)	(10,527)	(5,338)
Interest receivable capitalized into notes due from affiliates	(3,915)	(7,663)	(7,431)
Amortization of debt discounts and debt issuance costs	21,887	10,916	10,805
Change in fair value of contingent consideration	—	(4,581)	(50,500)
Share based compensation expense	2,970	—	—
Deferred income tax expense (benefit)	12,959	(10,360)	(44,402)
Restructuring impairment costs	—	—	1,882
Foreign currency adjustments	(26,342)	12,189	12,155
Changes in operating assets and liabilities:
Trade receivables	(20,563)	(4,581)	8,062
Inventories	682	550	(1,231)
Prepaid and other assets	(11,925)	3,564	4,050
Accrued interest receivable	(7,725)	475	(1,302)
Accrued interest payable	(20,631)	3,893	8,134
Accounts payable and other accrued liabilities	39,771	(24,153)	(6,935)
Deferred revenue and customer deposits	(3,089)	(9,916)	5,049
Net cash (used in) provided by operating activities:	(1,362)	58,731	119,865
Investing Activities:
Acquisition of a business	(237,148)	—	—
Proceeds from sale of rental equipment	28,041	26,636	15,661
Purchase of rental equipment	(111,701)	(69,070)	(176,972)
Lending on notes due from affiliates	(69,939)	(35,477)	(25,205)
Repayments on notes due from affiliates	2,151	47,670	—
Proceeds from the sale of property, plant and equipment	392	2,365	809
Purchase of property, plant and equipment	(4,446)	(2,360)	(7,452)
Net cash used in investing activities:	(392,650)	(30,236)	(193,159)
Financing Activities:
Recapitalization transaction	571,778	—	—
Receipts from borrowings	1,155,651	151,761	222,731
Receipts on borrowings from notes due to affiliates	75,000	20,000	8,238
Payment of financing costs	(31,316)	(2,000)	—
Repayment of borrowings	(1,179,340)	(191,431)	(148,326)
Repayment of notes due to affiliates	(198,896)	(8,294)	—
Principal payments on capital lease obligations	(2,236)	(1,430)	(5,885)
Contribution from Algeco Group	6,192	—	—
Net cash provided by (used in) financing activities:	396,833	(31,394)	76,758

Effect of exchange rate changes on cash and cash equivalents	202	(241)	(441)
Net change in cash and cash equivalents	3,023	(3,140)	3,023
Cash and cash equivalents at the beginning of the period	6,162	9,302	6,279
Cash and cash equivalents at the end of the period	$9,185	$6,162	$9,302

Supplemental cash flow information:
Interest paid	$115,756	$81,938	$73,959
Income taxes paid, net of refunds received	$(1,389)	$(1,410)	$1,550
Assets acquired under capital leases	$—	$63	$2,957
Capital expenditures accrued or payable	$11,919	$7,716	$2,664
Net non-cash settlements of notes due to and from affiliates and related accrued interest	$216,278	$—	$—
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Notes to the Consolidated Financial Statements
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Corporation (“WSC” or the “Company”), is a leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico.
The Company was originally incorporated on June 26, 2015 under the name Double Eagle Acquisition Corporation (“Double Eagle”) as a Cayman Islands exempt, special purpose acquisition company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
On November 29, 2017, the Company, through it’s subsidiary, Williams Scotsman Holdings Corp. (“WS Holdings”), acquired all of the equity interest of Williams Scotsman International, Inc. (“WSII”) via a reverse recapitalization (the “Business Combination”), from Algeco Scotsman Global S.à r.l., (together with its subsidiaries, the “Algeco Group”). The Algeco Group is majority owned by an investment fund managed by TDR Capital LLP (“TDR Capital”), a UK-based private equity firm. Following the completion of the Business Combination, WS Holdings was a 90% owned subsidiary of the Company.
WSII was incorporated as a Delaware corporation in 1993. Prior to the Business Combination, WSII was a wholly owned subsidiary of the Algeco Group. WSII engages in the leasing and sale of mobile offices, modular buildings and storage products and their delivery and installation throughout North America. WSII also provided full-service remote workforce accommodation solutions prior to the Business Combination. The Remote Accommodations Business was transferred to another Algeco Group entity prior to consummation of the Business Combination and is presented as discontinued operations in the consolidated financial statements.
In connection with the Business Combination, Double Eagle redomesticated as a Delaware corporation and was renamed WillScot Corporation. After the consummation of the Business Combination, WSC’s securities are traded on The Nasdaq Stock Market under the ticker symbols “WSC” (Class A common stock) and “WSCWW” (warrants).
Basis of Presentation
The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements comprise the financial statements of the Company and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All intercompany balances and transactions are eliminated.
The Business Combination was accounted for as a reverse recapitalization (the "Recapitalization Transaction") in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, WSII is considered the acquirer based on facts and circumstances, including the following:

•	WSII’s operations comprise the ongoing operations of the combined entity;

•	The officers of the newly combined company consist of WSII executives, including the Chief Executive Officer, Chief Financial Officer and General Counsel;

•	WSII’s preexisting ultimate parent, TDR Capital, owns a majority voting interest in the combined entity.
As a result of WSII being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” WSII is the predecessor and legal successor to the Company. The historical operations of WSII are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of WSII prior to the Business Combination; (ii) the combined results of the Company and WSII following the Business Combination on November 29, 2017; (iii) the assets and liabilities of WSII at their historical cost; and (iv) WSC’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of WSII in connection with the Business Combination is reflected retroactively to January 1, 2015 and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of WSII.
As discussed in further detail in Notes 2 and 3, WSII’s Remote Accommodations Business (the “Remote Accommodations Business”) was transferred to other Algeco Group members on November 28, 2017 in a transaction under common control and was not included as part of the Business Combination. The operating results of the Remote Accommodations Business, net of tax, have been reported as discontinued operations in the consolidated financial statements. Amounts previously reported have been reclassified to conform to this presentation in accordance with ASC 205, Presentation of Financial Statements, to allow for meaningful comparison of continuing operations. Amounts related to the Remote Accommodations Business previously presented in the balance sheet as of December 31, 2016, have been aggregated and presented as discontinued operations.

Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
Common Control Transactions
Prior to the Business Combination, WSII was a wholly owned subsidiary of the Algeco Group, which is majority owned by an investment fund managed by TDR Capital. Subsequent to the Business Combination, a TDR affiliate is the majority shareholder of the Company’s common stock. Certain transactions between the Algeco Group and the Company, discussed in Notes 2 and 17, are treated as transfers between entities under common control in accordance with the guidance in ASC 805, Business Combinations, and as a result, any difference between the proceeds and the book value of the related assets is recognized as an equity transaction and therefore is recorded in additional paid in capital in the consolidated balance sheets and consolidated statements of changes in equity.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.
Trade Receivables and Allowance for Doubtful Accounts
Trade receivables primarily consist of amounts due from customers from the lease or sale of rental equipment and their delivery and installation. Trade accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the amount of losses expected to be incurred in the collection of these accounts. The estimated losses are based upon a review of outstanding receivables, including specific accounts and the related aging, and of historical collection experience. Specific accounts are written off against the allowance when management determines the account is uncollectible.
Activity in the allowance for doubtful accounts for the years ended December 31 was as follows:

(in thousands)	2017	2016	2015
Balance at beginning of year	$4,167	$2,036	$2,324
Net charges to bad debt expense	4,715	4,929	2,521
Write-offs	(3,984)	(2,760)	(2,669)
Foreign currency translation and other	(53)	(38)	(140)
Balance at end of year	$4,845	$4,167	$2,036
Occasionally, the Company will have insurance proceeds receivables for damaged or destroyed rental equipment and property, plant, and equipment included in trade receivables. The Company had insurance proceeds receivables of $5.9 million as of December 31, 2017. The Company did not have insurance proceeds receivable as of December 31, 2016.
Concentration of Credit Risk
The Company’s trade accounts receivable subject the Company to potential concentrations of credit risk. The Company performs on-going credit evaluations of its customers. Receivables related to sales are generally secured by the product sold to the customer. The Company generally has the right to repossess its rental units in the event of non-payment of receivables relating to the Company’s leasing operations. The Company’s large number of customers in diverse geographic areas and end-markets mitigates the concentration of credit risk. No single customer accounts for more than 4.0% of the Company’s receivables at December 31, 2017 and 2016. The Company’s top five customers accounted for 10.5% of the receivables at December 31, 2017.
Inventories
Inventories consist of raw materials and parts and supplies. Inventories are measured at the lower of cost or net realizable value based on the weighted-average cost. The cost includes expenditures incurred in acquiring the inventories, production or conversion costs and other costs incurred in bringing them to their existing location and condition.
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rental or on rental to customers and value-added products and services (“VAPS”) which are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and betterments to rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are capitalized and depreciated over the lease term taking in consideration the residual value of the asset. Maintenance and repair costs are expensed as incurred.

Depreciation is generally computed using the straight-line method over estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space and portable storage units	10 – 20 years	20 – 50%
VAPS and other related rental equipment	2 – 7 years	0%
Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and impairment losses. Assets leased under capital leases are depreciated over the shorter of the lease term or their useful life, unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Land is not depreciated. Maintenance and repair costs are expensed as incurred.
Depreciation is generally computed using the straight-line method over estimated useful lives as follows:

Type	Estimated Useful Life
Buildings	10 – 40 years
Machinery and equipment	3 – 10 years
Furniture and fixtures	7 – 10 years
Software	3 – 5 years
Goodwill and Goodwill Impairment
For acquired businesses, the Company records assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired is recorded as goodwill. Generally, reporting units are one level below the operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Goodwill acquired in a business combination is allocated to each of the Company’s reporting units that are expected to benefit from the combination.
The Company performs its annual impairment test of goodwill at October 1 at the reporting unit level, as well as during any reporting period in which events or changes in circumstances indicate that impairment may have occurred. In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating step two of the test. Early adoption was permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to adopt this standard in the fourth quarter of 2017, in conjunction with the Company’s annual review for impairment.
When assessing the fair value of the reporting units under the impairment test, management considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on earnings multiples of comparable companies. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates and discount rates. Other estimates relate to tax payments, operating margins and capital expenditures. Each approach is weighted, based on the circumstances and conditions of the market the reporting units operate in, in arriving at the fair value of the reporting unit.
If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for such excess, not to exceed the total amount of goodwill allocated to that reporting unit.
Intangible Assets Other than Goodwill
Intangible assets that are acquired by the Company and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. The Company’s indefinite-lived intangible assets consist of the Williams Scotsman trade name. The Company calculates fair value using a relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value.
Other intangible assets that have finite useful lives are measured at cost less accumulated amortization and impairment losses, if any, and are amortized over their useful lives. The Company's finite lived intangible assets consist of the Acton trade name and the value of a favorable lease, which were acquired through the acquisition discussed in Note 2. Subsequent expenditures for intangible assets are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. Amortization is recognized in profit or loss on an accelerated basis or a straight-line basis over the estimated useful lives of intangible assets. The Acton trade name has a useful life of one year. The Company is in the process of integrating Acton’s operations and will not use the Acton trade name going forward, therefore the Acton trade name will be amortized over one year. The favorable lease is amortized over the life of the lease. Amortization of intangible assets is included in other depreciation and amortization in the consolidated statements of operations.

Purchase Accounting
The Company accounts for acquisitions of businesses under the acquisition method. Under the acquisition method of accounting, the Company records assets acquired and liabilities assumed at their estimated fair value on the date of acquisition.  Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets. Estimated fair values of acquired assets and liabilities are provisional and could change as additional information is received. Valuations are finalized as soon as practicable, but not later than one year from the acquisition date. Any subsequent changes to purchase price allocations result in a corresponding adjustment to goodwill.
The determination of the fair value of intangible assets requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if amortizable, the period and the method by which the intangible asset will be amortized. Management estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition.
Debt Issuance Costs and Debt Discounts
Debt issuance costs and debt discounts are recorded as direct deductions to the corresponding debt in current portion of long-term debt, long-term debt, and notes due to affiliates on the consolidated balance sheets. If no amounts are outstanding under the Company’s ABL facility (see Note 11) as of a period end, the related debt issuance costs are recorded in other non-current assets in the consolidated balance sheets. Debt issuance costs and debt discounts related to the Company’s ABL facility are deferred and amortized over the term of the debt, respectively, based on the straight-line method. Debt issuance costs and debt discounts related to all other debts and notes are deferred and amortized over the term of the debt, respectively, based on the effective interest rate method.
Retirement Benefit Obligation
The Company provides benefits to certain of its employees under defined contribution benefit plans. The Company’s contributions to these plans are generally based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis. For its US and Canada employees, the Company sponsors defined contribution benefit plans that have discretionary matching contribution and profit-sharing features. For the years ended December 31, 2017, 2016 and 2015, the Company made matching contributions of $2.7 million, $2.4 million and $2.5 million to these plans, respectively. In 2015, the employer contribution match on the US plan increased from a maximum of 2.5% to 4.5% of an employee’s base salary. The Company did not contribute under the profit-sharing feature during 2017, 2016 and 2015.
Share-Based Payments
For periods prior to the Business Combination, WSII maintained certain share-based payment plans as part of the Algeco Group. The terms of those plans resulted in the awards being treated as liability plans. When the liability was dependent on a performance condition outside of WSII’s control, no accrual was made unless the performance condition was probable. The cost of awards under these plans was measured initially at fair value at the grant date, which was the date at which the Company and the participants had a shared understanding of the terms and conditions of the arrangement. The fair value of awards for which the performance obligation was probable was expensed over the applicable service period with recognition of a corresponding liability. The liability was remeasured to fair value at each reporting date with changes in fair value attributed to vested awards recognized as expense in the period.
On November 16, 2017, the Company’s shareholders approved a new long-term incentive award plan (the “Plan”) in connection with the Business Combination. The Plan is administered by the Compensation Committee of our Board of Directors. Under the Plan, the Committee may grant an aggregate of 4,000,000 shares of Class A common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and performance compensation awards. As of December 31, 2017, no securities had been granted under the Plan.
Foreign Currency Translation and Transactions
The Company’s reporting currency is the US Dollar (“USD”). Exchange rate adjustments resulting from foreign currency transactions are recognized in profit or loss, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive loss, which is a component of shareholders’ equity.
The assets and liabilities of subsidiaries whose functional currency is different from the USD are translated into USD at exchange rates at the reporting date and income and expenses are translated using average exchange rates for the respective period.
Exchange rate adjustments resulting from transactions in foreign currencies (currencies other than the Company entities’ functional currencies) are remeasured to the respective functional currencies using exchange rates at the dates of the transactions and are recognized in profit or loss.
Foreign exchange gains and losses arising from a receivable or payable to a consolidated Company entity, the settlement of which is neither planned nor anticipated in the foreseeable future, are considered to form part of a net investment in the Company entity and are included within accumulated other comprehensive loss.

Revenue Recognition
The Company generates revenue from leasing rental equipment, delivery, installation, maintenance and removal services and sales of new and used rental equipment. The Company enters into arrangements with a single deliverable as well as multiple deliverables. Revenue under arrangements with multiple deliverables is recognized separately for each unit of accounting with the arrangement consideration allocated based on the relative selling price method. To the extent that multiple contracts with a single counterparty are entered into, management considers whether they should be considered as one contract for accounting purposes.
Modular leasing and services revenue
Income from operating leases is recognized on a straight-line basis over the lease term. Delivery, installation, maintenance and removal services associated with rental activities are recognized upon completion of the related services.
The Company’s lease arrangements typically include lease deliverables, such as the lease of modular space or portable storage units, VAPS, and related non-lease services including delivery, installation, maintenance and removal services. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables and non-lease deliverables is based upon the best estimate of selling price method. Lease agreements typically do not include an option for the lessee to purchase the assets.
When leases and services are billed in advance, recognition of revenue is deferred until services are rendered. If equipment is returned prior to the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return.
Rental equipment is primarily leased under operating leases. Operating lease minimum contractual terms generally range from 1 month to 60 months, and averaged approximately 10 months for the year ended December 31, 2017.
Future committed modular leasing revenues under non-cancelable operating leases with the Company’s customers at December 31, 2017 for the years ended December 31, 2018 - 2022 and thereafter were as follows:

(in thousands)	Operating Leases
2018	$104,657
2019	32,334
2020	11,680
2021	5,086
2022	2,091
Thereafter	2,250
Leases are often extended or go beyond initial lease periods as month-to-month arrangements and are not considered in the committed lease revenues presented above.
Sales revenue
Sales revenue is primarily generated by the sale of new and used units. Revenue from the sale of new and used units is recognized upon delivery when there is evidence of an arrangement, the significant risks and rewards of ownership have been transferred to the buyer, the price is fixed or determinable and collectability is reasonably assured.
Advertising and Promotion
Advertising and promotion expense, which is expensed as incurred, was $3.3 million, $2.9 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Shipping Costs
The Company includes costs to deliver rental equipment to customers in cost of leasing and services, and cost of sales.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records deferred tax assets to the extent it believes that it is more likely than not that these assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized.
The Company assesses the likelihood that each of the deferred tax assets will be realized. To the extent management believes realization of any deferred tax assets are not more likely than not the Company establishes a valuation allowance. When a valuation allowance is established or there is an increase in an allowance in a reporting period, tax expense is generally recorded in the Company’s consolidated statement of operations. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces the Company’s income tax expense.
Deferred tax liabilities are recognized for the income taxes on the undistributed earnings of wholly-owned foreign subsidiaries unless such earnings are permanently reinvested, or will only be repatriated when possible to do so at minimal additional tax cost. Current income tax relating to items recognized directly in equity is recognized in equity and not in profit (loss) for the year.
In accordance with applicable authoritative guidance, the Company accounts for uncertain income tax positions using a benefit recognition model with a two-step approach; a more-likely-than-not recognition criterion; and a measurement approach that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more-likely-than-not that the benefit of the tax position will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company classifies interest on tax deficiencies and income tax penalties within income tax expense.
Fair Value Measurements
The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs are prioritized into three levels that may be used to measure fair value. See further discussion of the levels in Note 16.
Recently Issued and Adopted Accounting Standards
The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act provided to EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer (as defined under section 2(a) of the Sarbanes-Oxley Act of 2002) is required to comply with such standards. As such, compliance dates included below pertain to non-issuers, and as permitted, early adoption dates are indicated.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which prescribes a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under US GAAP and is effective for annual reporting periods beginning after December 15, 2018. Early adoption for nonpublic entities is permitted starting with annual reporting periods beginning after December 15, 2016. The core principle contemplated by this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, non-cash considerations, contract modifications and completed contracts at transition.
The Company is currently evaluating the impact that the updated guidance will have on the Company’s financial statements and related disclosures. As part of the evaluation process, the Company is holding regular meetings with key stakeholders from across the organization to discuss the impact of the standard on its existing contracts.
The Company is utilizing a bottom-up approach to analyze the impact of the standard on its portfolio of contracts by reviewing the Company’s current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s existing revenue contracts. The Company is still completing this evaluation and has not yet determined the impact on its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The new standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company is currently evaluating the impact of the pronouncement on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard will be effective for the fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The Company does not believe the pronouncement will have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The standard is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted for all entities as long as entities adopt at the beginning of an annual reporting period. The Company does not believe the pronouncement will have a material impact on its consolidated financial statements.
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, stating that software licenses should be accounted for as the acquisition of an intangible asset and of a liability incurred. This new standard will be effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the pronouncement on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business. This new standard will be effective for annual periods beginning after December 15, 2018. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606, Revenue from Contracts with Customers. Early adoption is permitted for all entities. The Company is still evaluating the potential impact from adoption of this new accounting pronouncement on its financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Act by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the US federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the impact of the pronouncement on its consolidated financial statements.
Recently Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. The standard requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. The Company adopted the ASU, effective June 30, 2017, on a prospective basis. The pronouncement had no material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to calculate the implied fair value of goodwill of a reporting unit to measure a goodwill impairment charge. Instead, an impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value. The new standard will be effective during either a Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this standard in the fourth quarter of 2017, in conjunction with the Company’s annual review for impairment.
During December 2017, shortly after the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. Per SAB 118, companies must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent the accounting for certain income tax effects of the Tax Act is incomplete, companies can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined. Refer to Note 15 for additional information regarding the impact of SAB 118.
Management does not believe that any additional recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 2 - Business Combinations and Acquisitions
Double Eagle Acquisition Corporation’s Reverse Acquisition by WSII
Background and Summary
On November 29, 2017, Double Eagle, the legal predecessor company, consummated the Business Combination pursuant to the terms of the Stock Purchase Agreement, dated as of August 21, 2017, as amended on September 6, 2017 and November 6, 2017 (the “Stock Purchase Agreement”), by and among Double Eagle, WS Holdings, AS Global and Algeco Scotsman Holdings Kft., a Hungarian limited liability company (“Algeco Holdings” and, together with Algeco Global, the “Sellers”). Double Eagle, together with TDR Capital, through its wholly-owned subsidiary, WS Holdings, acquired all of the issued and outstanding shares of the common stock of WSII from the Sellers.
Under the Stock Purchase Agreement, WS Holdings purchased WSII for $1.1 billion, of which (A) $1.0215 billion was paid in cash (the “Cash Consideration”) and (B) the remaining $78.5 million was paid to the Sellers, on a pro rata basis, in the form of (i) 8,024,419 shares of common stock, par value $0.0001 per share of the WS Holdings, which shares will be exchangeable for shares of WSC’s Class A common stock and (ii) 8,024,419 shares of WSC’s Class B common stock, par value $0.0001 per share representing a non-economic voting interest in the Company (the “Stock Consideration”). The Class B common stock shares can only be held by the Sellers or their permitted transferee. Upon conversion or cancellation of any WS Holdings shares, the corresponding shares of Class B common stock of WSC are automatically canceled for no consideration. The Class B common stock shares of WSC have voting rights, but are not entitled to share in dividends or other distributions.
The Stock Consideration represents 10% of the issued and outstanding WS Holdings common stock. This 10% interest is presented in the consolidated balance sheets and statement of changes in equity as a non-controlling interest. Further, the portion of net loss attributable to the non-controlling interest is separately stated on the consolidated statement of operations, net of tax.
The Cash Consideration was funded through the $288.4 million that remained in Double Eagle’s trust account after redemption of shares pursuant to Double Eagle’s certificate of incorporation, $418.3 million of funds invested through the private placement of common stock to a TDR affiliate, issuance of $300.0 million of senior secured notes (see Note 11) and $190.0 million of proceeds from a new $600.0 million Asset-Backed Lending (“ABL”) facility (see Note 11). The Cash Consideration was used to repay $669.5 million outstanding under WSII’s existing ABL facility, to repay $226.3 million of notes due to affiliates and related accrued interest (see Note 11 and 12), and $125.7 million was paid directly to the Sellers in connection with its acquisition of 100% of the outstanding equity of WSII.
The net proceeds from the Business Combination, as reported in the consolidated statements of cash flows within the financing section are summarized below:

(in thousands)	Net proceeds
Cash in Double Eagle’s Trust (net of redemptions)	$288,381
Cash from private placement of common stock to TDR affiliate	418,261
Gross cash received by WSC from Business Combination	706,642
Less: purchase of WSII’s outstanding equity	(125,676)
Less: fees to underwriters	(9,188)
Net cash received by WSC in Recapitalization Transaction	$571,778
The $300.0 million obtained through WSII’s offering of senior secured notes and $190.0 million through WSII’s entry into a new ABL facility are aggregated in receipts from borrowings in the consolidated statements of cash flows.
Prior to the Business Combination, Double Eagle had 49,704,329 of Class A common stock shares outstanding and $500.8 million held in a trust account. In connection with the Business Combination, 21,128,456 shares of Double Eagle’s common stock were redeemed resulting in a total payment to redeeming shareholders of $212.4 million.

The number of shares of Class A and Class B common stock of WSC issued and outstanding immediately following the consummation of the Business Combination is summarized as follows:

	Number of Shares of Class A Common Stock of WSC	Number of Shares of Class B Common Stock of WSC
Double Eagle public shares outstanding prior to the Business Combination	49,704,329	—
Less: Redemption of Double Eagle public shares	21,128,456	—
Plus: Conversion of Double Eagle Class B shares to Double Eagle Class A shares (a)	12,500,000	—
Total Double Eagle shares outstanding immediately prior to the effective date of the Business Combination	41,075,873	—
Class B shares issued as part of consideration for WSII purchase	—	8,024,419
Common shares issued through private placement to TDR affiliate	43,568,901	—
Total shares of common stock of WSC outstanding at closing, November 29, 2017	84,644,774	8,024,419
(a) 12,425,000 of the converted Class B ordinary shares were placed into escrow as of the Business Combination date and are subject to Earnout and Escrow Agreements discussed below.
Upon completion of the Business Combination and the other transactions contemplated by the Stock Purchase Agreement, WSII became an indirect subsidiary to the Company.
The Company incurred transaction costs related to the Business Combination of $22.1 million, which are included in selling, general and administrative expenses on the consolidated statement of operations.
Algeco Group Restructuring Impact on WSC
Prior to the effective date of the Business Combination on November 29, 2017, the Algeco Group performed an internal restructuring. As part of this reorganization, WSII’s Remote Accommodations Business, which consisted of Target Logistics Management LLC (“Target Logistics”) and its subsidiaries and Chard Camp Catering Services (“Chard”) were transferred to another entity within the Algeco Group. As a result of a strategic shift to exit the Remote Accommodations Business, the operating results of the Remote Accommodations Business have been reported as discontinued operations in the Company’s consolidated financial statements (See Note 3).
Prior to the internal restructuring, WSII owned 100% of the equity in Target Logistics and Chard, which represented WSII’s Remote Accommodations segment. In the internal restructuring, WSII transferred to Algeco Group entities (a) 100% of the equity and assets in Target Logistics and Chard, (b) the outstanding notes due from affiliates (See Note 8) and related accrued interest receivable, and (c) intercompany receivables with Algeco Group entities, in exchange for the partial settlement of outstanding notes due to affiliates and related accrued interest and the settlement of intercompany liabilities. The notes due to affiliates and the corresponding accrued interest amounts were fully repaid between the internal restructuring non-cash offsetting transfers and the $226.3 million cash payment made in connection with the Business Combination. As a result of the settlement of notes due to affiliates and the transfer of Target and Chard through the internal restructuring, there was a $19.9 million difference between book value and fair value of transferred amounts. The Company has recorded these amounts to additional paid-in capital in accordance with the guidance in ASC 805, Business Combinations, which states that any difference between the fair value of the proceeds and the book value of the related assets in connection with transfers between two entities under common control should be recognized as an equity transaction.
The fair value of Target Logistics and Chard were determined using the using the income approach. The estimate of fair value required the Company to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of reporting units and the markets in which they operate. The Company used discount rates of 16.0% and 14.5% and terminal growth rates of 3.0% and 3.0% to calculate the present value of estimated future cash flows for Chard and Target, respectively. The fair value of the notes due from affiliates and other intercompany amounts was primarily calculated using the pricing of Algeco Global’s publicly traded senior notes assuming that the credit quality of each obligor was equal to that of its parent. The estimate is representative of a Level 2 fair value measurement.
As part of the internal restructuring, WSII also transferred certain employees in corporate functions to another entity in the Algeco Group, as they primarily supported the Algeco Group. Liabilities associated with these employees, primarily pertaining to compensation and benefits, of $7.8 million, were transferred to the Algeco Group as part of this transaction. These amounts were also recorded to additional paid-in capital as a deemed capital contribution as the transfer occurred between two entities under common control.

Subscription Agreement
On November 29, 2017, in connection with the closing of the Business Combination, the Company and Sapphire Holding S.á.r.l. (“Sapphire”), a company formed and controlled by TDR, entered into a subscription agreement (the “Subscription Agreement”) pursuant to which Sapphire purchased 43,568,901 shares of Class A common stock, par value $0.0001 per share, of the Company, at a price of $9.60 per share, for a total purchase price of $418.3 million (the “Private Placement”). The proceeds from the Private Placement were used by the Company, together with other funding to effectuate the transactions contemplated by the Business Combination.
Under the Subscription Agreement, Sapphire agreed that, except for limited exceptions or with the Company’s written consent, it will not transfer any shares acquired pursuant to the Subscription Agreement and beneficially owned by it until May 29, 2018.
The shares of WSC’s common stock issued pursuant to the Subscription Agreement are “restricted securities” under applicable federal securities laws. The shares issued pursuant to the Subscription Agreement are subject to the Registration Rights Agreement discussed below.
Earnout Agreement
On November 29, 2017, in connection with the closing of the Business Combination, Double Eagle Acquisition LLC (“DEAL”) and Harry E. Sloan (together, the “Founders”) and Sapphire entered into an earnout agreement (the “Earnout Agreement”), pursuant to which, on November 29, 2017, 12,425,000 shares of the Company’s Class A common stock held by the Founders were placed in escrow (the “Founders’ Shares”) and 14,550,000 warrants to purchase shares of the Company’s Class A common stock owned by certain Founders (the “Founders’ Warrants”) were restricted, in each case to be released upon the occurrence of certain triggering events. The restriction on the Founders’ Warrants prevents the exercise for the period of one year from the date of the Business Combination.
If, at any time during the period of three years following the Business Combination, the closing price of the shares of the Company (i) exceeds $12.50 per share for 20 out of any 30 consecutive trading days, 6,212,500 Founders’ Shares will be released from escrow and distributed as follows: 3,106,250 shares will be released to the Founders and 3,106,250 shares will be released to Sapphire; and (ii) exceeds $15.00 per share for 20 out of any 30 consecutive trading days, an additional 6,212,500 Founders’ Shares will be released from escrow and distributed as follows: 3,106,250 shares will be released to the Founders and 3,106,250 shares will be released to Sapphire.
If within twelve months after the Business Combination, the Company completes or enters into a material definitive agreement to acquire a business with an enterprise value of $750 million or more (“Qualifying Acquisition”) and the escrow account has not yet been reduced by the occurrence of the events in the preceding paragraph, 4,000,000 Founders’ Shares will be released from escrow and distributed to the Founders upon the closing of such Qualifying Acquisition and the releases contemplated by the preceding paragraph will no longer apply. Such released shares will, however, continue to be subject to the trading restrictions contained in the insider letters executed by the Founders in connection with Double Eagle’s initial public offering. The twelve-month period applicable to the completion of such Qualifying Acquisition is subject to extension, at Sapphire’s sole option. If at any time following the consummation of such Qualifying Acquisition during the period of three years following the Business Combination, if the closing price of the shares of the Company (i) exceeds $12.50 per share for 20 out of any 30 consecutive trading days, 5,616,667 Founders’ Shares will be released from escrow and distributed as follows: 1,872,223 shares will be released to the Founders and 3,744,444 shares will be released to Sapphire; and (ii) exceeds $15.00 per share for 20 out of any 30 consecutive trading days, then 2,808,333 Founders’ Shares will be released from escrow and distributed as follows: 936,111 shares will be released to the Founders and 1,872,222 shares will be released to Sapphire. The triggering event set forth in clause (i) of this paragraph shall not apply, however, in the event the triggering event in clause (i) of the preceding paragraphs has already occurred.
Each of the triggering events set forth in the Earnout Agreement will be independent events and in the event a triggering event occurs prior to the occurrence of a Qualifying Acquisition, the number of Founders’ Shares to be released upon such Qualifying Acquisition will be reduced on a pro rata basis.
Upon the expiration of the three-year earnout period, any Founders’ Shares remaining in escrow that were not released in accordance with the Earnout Agreement will be transferred to the Company for cancellation. The fair value of the Company’s contingent right to cancel the Founders’ Shares has been recorded as a component of additional paid in capital, with an equal and offsetting capital contribution from the Founders.
The Founders’ Warrants subject to the Earnout Agreement shall be deemed restricted for the lesser of a period of 12 months from the Business Combination or the closing of a Qualifying Acquisition. During this period, in the event that the Company consummates a Qualifying Acquisition, the Founders’ Warrants will be treated as follows: one third (1/3) of the warrants will be transferred to Sapphire and the Founders will retain ownership of the remaining two thirds (2/3) of the warrants. If no Qualifying Acquisition takes place, the Founders will retain all of the Founders’ Warrants for five years from the date of the Business Combination.
On January 19, 2018, a release of shares of the Founders’ Shares from escrow was triggered under the Earnout agreement by the closing price of the Class A shares exceeding $12.50 per share for 20 out of any 30 trading days. As such, 3,106,250 shares were released to the Founders and 3,106,250 shares were released to Sapphire.

Escrow Agreement
On November 29, 2017, pursuant to the terms and conditions of the Earnout Agreement described above, the Company, the Founders, Sapphire and Continental Stock Transfer & Trust Company, as escrow agent, entered into an escrow agreement (the “Escrow Agreement”) that provides for, among other things, restricting the escrow shares in an escrow account until such time as the escrow shares are to be released by the escrow agent to the Founders and/or Sapphire, as the case may be, upon the occurrence of the triggering events set forth in the Earnout Agreement. All voting rights and other shareholder rights with respect to the escrow shares shall be suspended until such shares are released from the escrow account.
Registration Rights Agreement
On November 29, 2017, in connection with the closing of the Business Combination, the Company, Sapphire, Algeco/Scotsman Holding S.à r.l., an affiliate of the Sellers (“A/S Holding”), and certain other parties named on the signature pages thereto, entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), that amends and restates a registration rights agreement, dated September 10, 2015 by and among Double Eagle and certain of its initial investors and provides such initial investors, Sapphire and A/S Holding with certain demand, shelf and piggyback registration rights covering all shares of the Company’s Class A common stock owned by each holder, until such shares cease to be Registrable Securities (as defined in the Registration Rights Agreement). The Registration Rights Agreement provides each of Sapphire, A/S Holding and certain of the initial investors (the “Initiating Holders”), the right to request an unlimited number of demands, at any time following November 29, 2017 and customary shelf registration rights, subject to certain conditions. In addition, the Registration Rights Agreement grants each of Sapphire, A/S Holding and the Initiating Holders, piggyback registration rights with respect to registration statements filed subsequent to November 29, 2017. The Company is responsible for all registration expenses in connection with any demand, shelf or piggyback registration by any of Sapphire, A/S Holding or the Initiating Holders. The registration rights under the Registration Rights Agreement are subject to customary lock-up provisions.
WS Holdings Shareholders Agreement
On November 29, 2017, in connection with the closing of the Business Combination, the Sellers, the Company and WS Holdings entered into a shareholders agreement (the “Shareholders Agreement”) in respect of the Stock Consideration and the Company’s ownership interest in WS Holdings. The Shareholders Agreement contains pre-emptive rights to permit the Sellers to avoid dilution and maintain their aggregate percentage ownership of WS Holdings on a fully diluted basis upon any future issuance of any additional shares of WS Holdings or the Company for cash. Any future issuances that are not for cash and not offered to other existing shareholders of WS Holdings on a pre-emptive basis or otherwise would not trigger such pre-emptive rights. The Shareholders Agreement also contains customary tag along and drag along provisions and protective provisions for the Sellers, such that so long as the Sellers or a TDR Capital Permitted Transferee(s), as the case may be, own any shares of WS Holdings common stock, WS Holdings will not amend its certificate of incorporation or bylaws or otherwise vary or amend the rights attaching to WS Holdings’ common stock, in each case in a manner that would have a materially disproportionate effect on the Sellers as minority shareholders.
The Shareholders’ Agreement provides that during the one-year period following November 29, 2017, the Sellers may not transfer their shares of WS Holdings except to certain permitted transferees, including a TDR Capital Permitted Transferee(s) (as defined below). Immediately following the Business Combination, A/S Holding transferred all of its shares in WS Holdings to Algeco Global. The Company has a right of first refusal to purchase the shares of WS Holdings common stock held by the Sellers or their permitted transferee(s), except in the case of transfers to TDR Capital Permitted Transferees or exchanges pursuant to the Exchange Agreement. The Sellers or their permitted transferee(s), will be entitled to vote that number of shares of the WS Holdings common stock held thereby in all matters submitted for a vote to the holders of WS Holdings common stock, voting together as a single class with holders of WS Holdings common stock. The Shareholders Agreement also contains transfer restrictions regarding the shares of Class B common stock of the Company.
Pursuant to the Shareholders Agreement, the acquisition of any business similar to that of WSII will be consummated either by WS Holdings or a wholly-owned subsidiary of WS Holdings, subject to certain exceptions.
WS Holdings Exchange Agreement
On November 29, 2017, in connection with the closing of the Business Combination, the Sellers, the Company and the WS Holdings entered into an exchange agreement (the “Exchange Agreement”) in respect of the Stock Consideration. Subject at all times to the pre-emptive rights granted to the Sellers, in the WS Holdings Shareholders Agreement, the Exchange Agreement provides that, among other things, the WS Holdings common stock may be subject to downward adjustment by the issuance of additional shares of WS Holdings common stock to the Company for: (1) subsequent issuances of Class A common stock of the Company, or any securities convertible or exchangeable into Class A common stock of the Company, after the November 29, 2017, including to Sapphire (excluding (i) the release from escrow of any shares of Class A common stock of the Company, warrants of the Company held by the Founders and restricted under the Earnout Agreement and any shares of Class A common stock of the Company issued upon exercise of such warrants and (ii) any issued and outstanding public warrants or shares of Class A common stock of the Company issued upon exercise of such existing public warrants) and (2) subsequent issuances of WS Holdings common stock to the Company in exchange for additional capital contributions by the Company to WS Holdings.
The Exchange Agreement provides that at any time within five years after the November 29, 2017, Sapphire has the right, but not the obligation, to exchange all, but not less than all, of its shares of WS Holdings into newly issued shares of WSC’s

Class A common stock in a private placement transaction. The aggregate shares of WS Holdings common stock will be converted into that number of the Company’s shares of Class A common stock as determined by an exchange ratio to be agreed to, taking into account the average trading price of WSC’s common stock over a 20 day trading period, and the aggregate ownership percentage of Sapphire of the issued and outstanding WS Holdings common stock at the time of the exchange, as adjusted to take into account any election by Sapphire to exercise certain pre-emptive rights or the dilutive effect of certain other issuances of WS Holdings common stock which do not trigger such pre-emptive rights. Upon such exchange, the Company will automatically redeem for no consideration all of the shares of the Company’s Class B common stock held by Sapphire.
The Exchange Agreement further provided that during the one-year period following the November 29, 2017, the Sellers may only transfer their shares of WS Holdings to a permitted transferee, which includes TDR Capital or one of its affiliates; provided that, as a condition to such transfer, such transferee (each a “TDR Capital Permitted Transferee”) executes a joinder to each of the Exchange Agreement and the Shareholders Agreement. The Company has a right of first refusal to purchase the shares of WS Holdings common stock held by the Sellers or a TDR Capital Permitted Transferee as the case may be, prior to any sale, transfer or other assignment of such shares to any person other than a TDR Capital Permitted Transferee(s) and excluding the exchange rights described above.
On December 6, 2017, the Sellers transferred their shares of WS Holdings to Sapphire. As such, the Sellers no longer have rights or claims related to the WS Holdings’ shares.
Acton Resources Holding Acquisition
On December 20, 2017, the Company acquired all of the issued and outstanding membership interests of Acton Mobile Holdings LLC (“Acton”). Acton owns all of the issued and outstanding membership interests of New Acton Mobile Industries LLC, a nationwide provider of modular space rental services to the construction, energy exploration, commercial, education, healthcare and government markets. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies. The acquisition date fair value of the consideration transferred consisted of $237.1 million in cash consideration.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, December 20, 2017:

(in thousands)	December 20, 2017
Accounts receivable, net of allowance for doubtful accounts (a)	$13,249
Rental equipment	203,103
Property and equipment	2,838
Deferred taxes	4,214
Other assets	3,297
Intangible assets:
Trade name (b)	708
Favorable lease (b)	553
Total identifiable assets acquired	227,962
Current liabilities	(18,893)
Non-current liabilities	(530)
Net identifiable assets acquired	208,539
Goodwill (c)	28,609
Net assets acquired	$237,148
(a) The fair value of accounts receivable acquired was $13.2 million and the gross contractual amount was $13.8 million. The Company estimated that $0.6 million would be uncollectible.
(b) The trade name has an estimated useful life of one year. The favorable lease asset will be amortized over approximately eight years.
(c) This goodwill is reflective of Acton’s going concern value, the value of Acton’s workforce, the new customer relationships anticipated to arise from the merger, and operational synergies that the Company expects to achieve that would not be available to other market participants. All of the goodwill is expected to be deductible for income tax purposes.

The pro-forma information below has been prepared using the purchase method of accounting, giving effect to the Acton acquisition as if it had been completed on January 1, 2016 (the “pro-forma acquisition date”). The pro-forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro-forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. As a result of the timing of the transaction, the purchase price allocations for the rental equipment, intangible assets, property, plant and equipment, deferred tax assets, and other accrued tax liabilities acquired and assumed are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact the Company’s statements of operations in future periods. The Company expects that the preliminary values assigned to the rental equipment, intangible assets, property, plant and equipment, deferred tax assets, and other accrued tax liabilities will be finalized during the one-year measurement period following the acquisition date. The table below presents unaudited pro-forma consolidated income statement information as if Acton had been included in the Company’s consolidated results for the years ended December 31:

(in thousands, unaudited)	2017	2016
WSC historic revenues (a)	$445,942	$426,612
Acton historic revenues	93,914	89,100
Pro-forma revenues	$539,856	$515,712

WSC historic pretax loss (a)	$(165,398)	$(87,633)
Acton historic pretax loss	(3,251)	(199)
Pro-forma pretax loss	(168,649)	(87,832)
Pro-forma adjustments to combined pretax loss:
Impact of fair value mark-ups/useful life changes on depreciation (b)	(5,255)	(5,330)
Intangible asset amortization (c)	(63)	(779)
Interest expense (d)	(9,248)	(9,536)
Elimination of historic Acton interest (e)	4,789	4,288
Pro-forma pretax loss (f)	(178,426)	(99,189)
Income tax benefit	(4,353)	(27,733)
Proforma loss from continuing operations	(174,073)	(71,456)
Income from discontinued operations	14,650	32,195
Net loss	$(159,423)	$(39,261)
(a) Excludes historic revenues and pre-tax income from discontinued operations
(b) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the Acton acquisition. The useful lives assigned to such equipment didn’t change significantly from the useful lives used by Acton.
(c) Amortization of the trade name acquired in Acton acquisition.
(d) In connection with the Acton acquisition, the Company drew $237.1 million on the ABL Facility. As of December 2017, the weighted-average interest rate of ABL borrowings was 4.02%.
(e) Interest on Acton historic debt was eliminated.
(f) 2017 pro-forma pretax income includes $7.0 million of merger related costs.
For the year ended December 31, 2017, Acton revenue of $2.6 million and net loss of $1.2 million were included in the Company’s consolidated statements of operations. In addition, the Company incurred $1.8 million in transaction costs as part of the Acton acquisition. These costs are included in selling, general and administrative expenses on the consolidated statement of operations.

NOTE 3 - Discontinued Operations
As discussed in detail in Note 2, WSII’s Remote Accommodations Business, which consisted of Target Logistics and its subsidiaries and Chard, were transferred to another entity included in the Algeco Group prior to the Business Combination.
WSII does not expect to have continuing involvement in the Target or Chard businesses going forward. Historically, Target and Chard have leased rental equipment from WSII. After the Business Combination, several lease agreements for rental equipment still existed between the Company and Target.
As a result of the transactions discussed above, Target Logistics and Chard, representing the entire Remote Accommodations segment, has been reported as discontinued operations in the consolidated statements of operations for all periods presented.

Significant Accounting Policies Related to Discontinued Operations
Revenue Recognition - Remote Accommodations
Revenue related to the Remote Accommodations Business, such as lodging and related ancillary services, is recognized pursuant to the terms of the contractual relationships with customers in the period in which services are provided. In some contracts, rates may vary over the contract term. In these cases, revenue is generally recognized on a straight-line basis over the contract. Certain of the remote accommodations arrangements contain a lease of the lodging facilities and other non-lease services. Arrangement consideration is allocated between lodging and services based on the relative estimated selling price of each deliverable. The estimated price of the lodging and services deliverables is based on the price of lodging and services when sold separately, or based upon the best estimate of selling price method.
Remote Accommodations Business revenue entirely pertains to the Remote Accommodations segment (see Note 20). Revenues and costs related to the Remote Accommodations Business for the eleven months ended November 30, 2017, and the years ended December 31, 2016, and 2015, respectively, are as follows:

	11 Months Ended November 30,	Year Ended December 31,
(in thousands)	2017	2016	2015
Remote accommodations revenue:
Lease revenue	$53,571	$79,957	$97,533
Service revenue	67,282	69,510	84,159
Total remote accommodations revenue	$120,853	$149,467	$181,692

Remote accommodation costs:
Cost of leases	$7,837	$9,562	$13,059
Cost of services	46,134	41,583	60,047
Total remote accommodations costs	$53,971	$51,145	$73,106
Rental Equipment - Remote Accommodations
Remote accommodations rental equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and betterments to remote accommodations rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for remote accommodations equipment to meet a particular customer specification are capitalized and depreciated over the lease term taking in consideration the residual value of the asset. Maintenance and repair costs are expensed as incurred.
Depreciation is generally computed using the straight-line method over estimated useful life, as follows:

	Estimated Useful Life	Residual Value
Remote accommodations	15 years	0 - 25%

Results from Discontinued Operations
Income (loss) from discontinued operations, net of tax, for the period ended November 29, 2017 and the years ended December 31, 2016, and 2015 were as follows:

(in thousands)	2017	2016	2015
Remote accommodations revenue	$120,853	$149,467	$181,692
Rental unit sales	1,522	—	—
Remote accommodations costs of leasing and services	53,971	51,145	73,106
Used unit cost of sales	901	—	—
Depreciation of rental equipment	21,995	36,300	29,551
Gross profit	45,508	62,022	79,035
Selling, general and administrative expenses	11,513	13,883	13,097
Other depreciation and amortization	4,589	5,029	6,193
Impairment losses on goodwill and intangibles	—	—	118,840
Restructuring costs	1,714	—	—
Change in fair value of contingent considerations	—	(4,581)	(50,500)
Other (income) and expense items	(52)	(394)	785
Operating profit (loss)	27,744	48,085	(9,380)
Interest expense	2,444	2,346	789
Income (loss) from discontinued operations, before income tax	25,300	45,739	(10,169)
Income tax expense (benefit)	10,650	13,544	(7,535)
Income (loss) from discontinued operations, net of tax	$14,650	$32,195	$(2,634)
The Company recognized a goodwill impairment charge of $115.9 million and a trade name impairment charge of $2.9 million in 2015 associated with its Remote Accommodations segment in North America. The impairment was the result of a decline in the operating results associated with customers in the oil and gas industries.

There were no assets and liabilities remaining related to discontinued operations on the Company’s consolidated balance sheet at December 31, 2017. Assets and liabilities of discontinued operations at December 31, 2016 were as follows:

(in thousands)	2016
Assets of discontinued operations
Cash and cash equivalents	$3,810
Trade receivables, net of allowances for doubtful accounts at December 31, 2016 of $781	9,839
Inventories	357
Prepaid expenses and other current assets	875
Current assets - discontinued operations	14,881
Rental equipment, net	189,619
Property, plant and equipment, net	4,288
Intangible assets, net	28,523
Non-current assets - Discontinued Operations	222,430
Total assets - discontinued operations	$237,311
Liabilities of discontinued operations
Accounts payable	$2,641
Accrued liabilities	3,708
Accrued interest	2
Deferred revenue and customer deposits	19,281
Current portion of long-term debt	10,262
Current liabilities - discontinued operations	35,894
Long-term debt	17,591
Deferred tax liabilities (a)	(31,904)
Deferred revenue and customer deposits	53,753
Other non-current liabilities	1,913
Non-current liabilities - discontinued operations	41,353
Total liabilities - discontinued operations	$77,247
(a) On a standalone basis, the Remote Accommodations business had a deferred tax asset for the year ended December 31, 2016. However, as a result of adopting ASU 2015-17, Balance Sheet Classification of Deferred Tax Assets, this deferred tax asset was presented as a reduction of the non-current deferred tax liability on a consolidated basis as of December 31, 2016.
Cash flows from the Company’s discontinued operations are included in the consolidated statements of cash flows. The significant cash flow items from discontinued operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in thousands)	2017	2016	2015
Depreciation and amortization	$26,584	$41,329	$35,744
Capital expenditures	$9,890	$5,125	$62,761
Change in fair value of contingent consideration	$—	$(4,581)	$(50,500)
Impairment losses on goodwill and intangibles	$—	$—	$118,840

NOTE 4 - Inventories
Inventories at December 31 consisted of the following:

(in thousands)	2017	2016
Raw materials and consumables	$10,082	$8,938
Total Inventories	$10,082	$8,938

NOTE 5 - Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at December 31 consisted of the following:

(in thousands)	2017	2016
Other current assets	$6,004	$5,049
Prepaid expenses	4,829	4,862
Interest receivable on notes due from affiliates	—	10,042
Receivables due from affiliates	2,863	19,950
Total prepaid expenses and other current assets	$13,696	$39,903

NOTE 6 - Rental Equipment, net
Rental equipment, net at December 31 consisted of the following:

(in thousands)	2017	2016
Modular units and portable storage	$1,385,901	$1,124,050
Value added products and services	59,566	47,746
Total rental equipment	1,445,467	1,171,796
Less: accumulated depreciation	(405,321)	(356,898)
Rental equipment, net	$1,040,146	$814,898

NOTE 7 – Property, Plant and Equipment, net
Property, plant and equipment, net at December 31 consisted of the following:

(in thousands)	2017	2016
Buildings and leasehold improvements	$89,941	$87,084
Manufacturing and office equipment	47,882	47,233
Software and other	26,598	32,959
Total other property, plant and equipment	164,421	167,276
Less: accumulated depreciation	(80,755)	(83,050)
Property, plant and equipment, net	$83,666	$84,226
Depreciation expense related to property, plant and equipment was $8.7 million, $9.0 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Included in property, plant and equipment are certain assets under capital leases. The gross cost of property, plant and equipment assets under capital leases was $3.4 million and $4.8 million as of December 31, 2017 and 2016, respectively. The accumulated depreciation related to property, plant and equipment assets under capital leases was $3.2 million and $4.6 million as of December 31, 2017 and 2016, respectively. The depreciation expense for these assets is presented in other depreciation and amortization in the consolidated statement of operations. As more fully disclosed in Note 11, the Company has entered into various sale leaseback transactions associated with several of its branches in North America. The net book value of the assets under sale leaseback transactions that are included in property, plant and equipment was $33.1 million and $29.7 million as of December 31, 2017 and 2016, respectively.

NOTE 8 - Notes Due From Affiliates
The Company records interest income on notes due from affiliates based on the stated interest rate in the loan agreement. Interest income of $12.2 million, $10.2 million and $9.8 million associated with notes due from affiliates is reflected in interest income on the consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015, respectively. The Company does not charge, and therefore does not defer and amortize, loan origination costs on notes due from affiliates. Interest receivable of $0.0 and $10.0 million, associated with these notes due from affiliates is reflected in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2017 and 2016, respectively.
Prior to the Business Combination, WSII had $337.8 million of notes due from affiliates of the Algeco Group and $18.6 million of related accrued interest receivable. As discussed further in Note 2, the notes due from affiliates of the Algeco Group and related accrued interest receivable amounts were settled in a non-cash transaction as part of the Algeco Group restructuring that occurred prior to the Business Combination. As such, there was no remaining balance on notes due from affiliates as of December 31, 2017.

Notes due from affiliates at December 31 consisted of the following:

(in thousands)	Interest rate	Years of maturity	2017	2016
Notes due from affiliates	1.1 – 5.0%	2018 – 2021	$—	$256,625

NOTE 9 - Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular – US	Modular – Other North America	Total
Balance at January 1, 2016	$—	$61,776	$61,776
Impairment losses	—	(5,532)	(5,532)
Effect of movements in foreign exchange rates	—	567	567
Balance at December 31, 2016	—	56,811	56,811
Acquisition of a business	28,609	—	28,609
Effect of movements in foreign exchange rates	—	3,932	3,932
Impairment losses	—	(60,743)	(60,743)
Balance at December 31, 2017	$28,609	$—	$28,609
As discussed in further detail in Note 2, the Company acquired Acton in December 2017. A preliminary valuation of the acquired net assets of Acton resulted in the recognition of $28.6 million of goodwill to the Modular - US segment, defined in Note 20. The Company expects to finalize the valuation of the acquired net assets of Acton, including the related goodwill, within the one-year measurement period from the date of acquisition.
During the fourth quarter of 2017, in conjunction with the Company’s annual impairment testing, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. As of the test date, the Canadian reporting unit, included within the Modular - Other North America segment, was the only reporting unit with goodwill remaining. The Company considered both the income and market approaches in determining the fair value of the reporting unit, but ultimately assigned 100% weighting to the income approach because management did not believe the market conditions would provide a meaningful indication of value. The estimate of fair value required the Company to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the reporting unit and the markets in which it operates. The Company used a discount rate and terminal growth rate of 10.0% and 3.0%, respectively, to calculate the present value of estimated future cash flows for the reporting unit. The estimated fair value of the Canadian reporting unit was compared to the historical carrying value and it was determined that the fair value of the Canadian reporting unit was less than the carrying value as of the impairment assessment date. The Company recognized an impairment charge of $60.7 million, equal to the difference between the carrying value and estimated fair value of the reporting unit during the fourth quarter of 2017. The impairment was primarily driven by a longer expected recovery period in the estimated future cash flows for the reporting unit, specifically as it relates to customers in the oil and gas industry. The Canadian reporting unit has seen an increase in lease volume, but has continued to see declines in pricing and margin. There is no goodwill remaining in the Modular - Other North America segment as of December 31, 2017.
The Company recognized a goodwill impairment charge in 2016 of $5.5 million, associated with the Mexico reporting unit, which is included in the Modular - Other North America segment. The impairment was the result of a decline in the operating results and a re-evaluation of future growth.
Accumulated goodwill impairment losses were $792.8 million, $732.0 million and $726.5 million as of December 31, 2017, 2016 and 2015, respectively. The $792.8 million of accumulated impairment losses as of December 31, 2017 includes: $726.5 million of losses pertaining to the Modular - US segment and $66.3 million of losses pertaining to the Modular - Other North America segment, respectively.

Intangible assets other than goodwill at December 31 consisted of the following:

	2017
(in thousands)	Weighted average remaining life in years	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Acton trade name	1.0	$708	$—	$708
Favorable lease rights	7.8	551	—	551
Total intangible assets subject to amortization		1,259	$—	1,259

Indefinite-lived intangible assets:
Trade names		125,000	—	125,000
Total intangible assets other than goodwill		$126,259	$—	$126,259

	2016
(in thousands)	Weighted average remaining life in years	Gross carrying amount	Accumulated amortization	Net book value
Indefinite-lived intangible assets:
Trade names		$125,000	$—	$125,000
Total intangible assets other than goodwill		$125,000	$—	$125,000
As discussed in further detail in Note 2, the Company acquired Acton in December 2017. A preliminary valuation of the acquired net assets of Acton resulted in the allocation of $1.3 million to definite-lived intangible assets to the Modular - US segment. The Company expects to finalize the valuation of the acquired net assets of Acton, including the related intangible assets, within the one-year measurement period from the date of acquisition.
The aggregate amortization expense for intangible assets subject to amortization was $0, $0 and $13.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the expected future amortization expense for intangible assets is as follows:

(in thousands)	Amortization Expense
2018	$778
2019	70
2020	70
2021	70
2022	70
Thereafter	201
Total	$1,259

NOTE 10 - Deferred Revenue and Customer Deposits
Deferred revenue and customer deposits at December 31 consisted of the following:

(in thousands)	2017	2016
Current:
Deferred revenue	$37,041	$28,699
Customer deposits	8,141	1,275
Total current deferred revenue and customer deposits	$45,182	$29,974

Long-term:
Deferred revenue	$4,847	$—
Customer deposits	530	—
Total long-term deferred revenue and customer deposits	$5,377	$—

NOTE 11 - Debt
The carrying value of debt outstanding at December 31 consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	2017	2016
Senior secured notes	7.875%	2022	$290,687	$—
US ABL Facility	Varies	2022	297,323	—
Canadian ABL Facility (a)	Varies	2022	—	—
Algeco Group Revolver - USD	Varies	2018	—	585,978
Algeco Group Revolver - CAD	Varies	2018	—	37,737
Capital lease and other financing obligations			38,736	33,868
Total debt			626,746	657,583
Less: current portion of long-term debt			(1,881)	(1,889)
Total long-term debt			$624,865	$655,694

(a)
As there is no carrying value of debt outstanding on the Canadian ABL facility as of December 31, 2017, $1.8 million of debt issuance costs and debt discounts related to that facility are included in other non-current assets on the consolidated balance sheet.

As of December 31, 2017, the aggregate annual principal maturities of debt and capital lease obligations for each of the next five years are as follows:

(in thousands)	Debt	Capital leases and other financing obligations	Total
2018	$—	$1,881	$1,881
2019	—	159	159
2020	—	220	220
2021	—	237	237
2022	610,000	5,055	615,055
Thereafter	—	32,986	32,986

The Company has debt discount and debt issuance costs recorded as offsets against the carrying value of the ABL Facility, senior secured notes, and other financing obligations as discussed in further detail below. The debt discount and debt issuance costs will be amortized and included as part of interest expense over the remaining contractual terms of those debt instruments for each of the next five years as follow:

(in thousands)	Debt discount and debt issuance cost amortization
2018	$5,084
2019	5,225
2020	5,379
2021	5,535
2022	3,654
Thereafter	675
ABL Facilities
Former Algeco Group Revolver
Prior to the Business Combination, WSII depended on the Algeco Group for financing, which centrally managed all cash management. In October 2012, the Algeco Group entered into a multicurrency asset-based revolving credit facility (the “Algeco Group Revolver”), which had a maximum aggregate availability of the equivalent of $1.355 billion. The maximum borrowing availability to WSII in USD and Canadian dollars (“CAD”) was $760.0 million and $175.0 million, respectively.
Borrowings under the Algeco Group Revolver bore interest payable on the first day of each quarter for the preceding quarter at a variable rate based on LIBOR or another applicable regional bank rate plus a margin. The margin varied based on the amount of total borrowings under the Algeco Group Revolver with the margin increasing as borrowings increased.
WSII had $628.1 million of principal outstanding and $4.4 million of debt issuance costs related to the Algeco Group Revolver at December 31, 2016.
On March 31, 2017, the Algeco Group Revolver was amended (the “Amended Algeco Group Revolver”) to provide for a maximum availability of the equivalent of $1.1 billion, with a maturity date of July 10, 2018. As amended, the maximum USD and CAD availability to WSII was reduced to $740.0 million and $100.0 million, respectively.
WSII incurred $10.2 million in debt issuance costs in connection with the amendment, which were deferred and amortized through the new maturity date.
Borrowings under the Amended Algeco Group Revolver bore interest payable on the first day of each quarter for the preceding quarter at a variable rate based on LIBOR or another applicable regional bank rate plus a margin of 3.75%. Borrowings were secured by a first lien on tangible assets which comprised substantially all Algeco Group rental equipment, property, plant and equipment and trade receivables in the US, Canada, the United Kingdom, Australia and New Zealand.
On November 29, 2017, the $669.5 million that had been drawn by WSII on the Amended Algeco Group Revolver under the direction of the Algeco Group’s centralized treasury function was repaid in full, using the proceeds from the Business Combination (see Note 2), and WSII’s properties were released from all liens related to the Amended Algeco Group Revolver.
New ABL Facility
On November 29, 2017, in connection with the Business Combination, WS Holdings, WSII and certain of its subsidiaries entered into an ABL credit agreement (the “ABL Facility”) that provides a senior secured revolving credit facility in the aggregate principal amount of up to $600.0 million. The ABL Facility, which matures on May 29, 2022, consists of (i) a $530.0 million asset-backed revolving credit facility (the “US ABL Facility”) for WSII and certain of its domestic subsidiaries (the “US Borrowers”), (ii) a $70.0 million asset-based revolving credit facility (the “Canadian ABL Facility”) for Williams Scotsman of Canada, Inc. (the “Canadian Borrower,” and together with the US Borrowers, the “Borrowers”), and (iii) an accordion feature that permits the Borrowers to increase the lenders’ commitments in an aggregate amount not to exceed $300.0 million, subject to the satisfaction of customary conditions, plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility.
Borrowings under the ABL Facility, at the Borrower’s option, bear interest at an adjusted LIBOR or base rate, in each case plus an applicable margin. The applicable margin is 2.50% for LIBOR borrowings and 1.50% for base rate borrowings. Commencing on March 31, 2018, the applicable margins are subject to one step-down of 0.25% or one step-up of 0.25%, based on excess availability levels with respect to the ABL Facility. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of between 0.375% and 0.5% per annum. At December 31, 2017, the weighted average interest rate for borrowings under the ABL Facility was 4.02%.
Borrowing availability under the US ABL Facility and the Canadian ABL Facility is equal to the lesser of (i) with respect to US Borrowers, $530.0 million and the US Borrowing Base (defined below) (the “US Line Cap”), and (ii) with respect to the

Canadian Borrower, $70.0 million and the Canadian Borrowing Base (defined below) (the “Canadian Line Cap,” together with the US Line Cap, the “Line Cap”).
The US Borrowing Base is, at any time of determination, an amount (net of reserves) equal to the sum of:

•	85% of the net book value of the US Borrowers’ eligible accounts receivable, plus

•	the lesser of (i) 95% of the net book value of the US Borrowers’ eligible rental equipment and (ii) 85% of the net orderly liquidation value of the US Borrowers’ eligible rental equipment, minus

•	customary reserves.
The Canadian Borrowing Base is, at any time of determination, an amount (net of reserves) equal to the sum of:

•	85% of the net book value of the Canadian Borrowers’ eligible accounts receivable, plus

•
the lesser of (i) 95% of the net book value of the Canadian Borrowers’ eligible rental equipment and (ii) 85% of the net orderly liquidation value of the Canadian Borrowers’ eligible rental equipment, plus

•	portions of the US Borrowing Base that have been allocated to the Canadian Borrowing Base, minus

•	customary reserves.
At December 31, 2017, the Line Cap was $600.0 million and the Borrowers had $281.1 million of available borrowing capacity under the ABL Facility, including $211.1 million under the US ABL Facility and $70.0 million under the Canadian ABL Facility.
Borrowing capacity under the US ABL Facility is made available for up to $60.0 million of standby letters of credit and up to $50.0 million of swingline loans, and borrowing capacity under the Canadian ABL Facility is made available for up to $30.0 million of standby letters of credit, and $25.0 million of “swingline” loans. At December 31, 2017, letters of credit and bank guarantees carried fees of 2.625%. At December 31, 2017, the Company had issued $8.9 million of standby letters of credit under the ABL Facility.
Subject to certain exclusions, the obligations of the US Borrowers are unconditionally guaranteed by WS Holdings and each wholly-owned domestic subsidiary of WSII (the “US Guarantors”). Subject to certain exclusions, the obligations of the Canadian Borrower are unconditionally guaranteed by the US Borrowers and the US Guarantors, and each Canadian restricted subsidiary of WSII (the “Canadian Guarantors,” and together with the US Guarantors, the “ABL Guarantors”).
Subject to customary exceptions, the ABL Facility is secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any ABL Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the ABL Guarantors, provided that the obligations under the US ABL Facility are not secured by assets of any Canadian Borrower or any Canadian Guarantor.
The ABL Facility requires the Borrowers to maintain a (i) minimum fixed charge coverage ratio of 1.00:1.00 and (ii) maximum total net leverage ratio of 5.50:1.00, in each case, at any time when the excess availability under the ABL Facility is less than the greater of (a) $50.0 million and (b) an amount equal to 10% of the Line Cap.
The ABL Facility also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of each of the Borrowers, their restricted subsidiaries, and where applicable, WS Holdings, to: incur additional indebtedness, issue disqualified stock and make guarantees; incur liens; engage in mergers or consolidations or fundamental changes; sell assets; pay dividends and repurchase capital stock; make investments, loans and advances, including acquisitions; amend organizational documents and master lease documents; enter into certain agreements that would restrict the ability to pay dividends or incur liens on assets; repay certain junior indebtedness; enter into sale and leaseback transactions; and change the conduct of its business.
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the Borrowers continued flexibility to operate and develop their businesses. The ABL Facility also contains customary representations and warranties, affirmative covenants and events of default. The Company is in compliance with these covenants and restrictions as of December 31, 2017.
For accounting purposes, the ABL Facility is treated as a modification of the Amended Algeco Group Revolver. Certain of the lenders under the Amended Algeco Group Revolver are also lenders under the ABL Facility. As the borrowing capacity of each of the continuing lenders in the ABL Facility is greater than the borrowing capacity of the Amended Algeco Group Revolver, any unamortized debt issuance costs of continuing lenders are deferred and amortized through the maturity date of the ABL Facility. The amount of unamortized debt issuance costs pertaining to continuing ABL lenders was $3.5 million as of the date of the modification. Any debt issuance costs from the Amended Algeco Group Revolver that pertain to non-continuing lenders were expensed through interest expense on the consolidation statement of operations as of the modification date. The Company recognized a charge of $2.8 million in interest expense related to the write-off of debt issuance costs pertaining to non-continuing lenders for the year ended December 31, 2017. As a result of entering into the ABL Facility, the Company incurred debt issuance and discounts costs of $11.2 million that will be deferred and amortized through the maturity date of the ABL Facility.
At December 31, 2017, the Company had $310.0 million in outstanding principal under the ABL Facility. Debt issuance costs and discounts of $12.7 million are included in the carrying value of debt.

Senior Secured Notes
In connection with the closing of the Business Combination, WSII issued $300.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “Notes”) under an indenture dated November 29, 2017 (the “Indenture”). The Indenture was entered into by and among WSII, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on June 15 and December 15 beginning June 15, 2018.
Before December 15, 2019, WSII may redeem the Notes at a redemption price equal to 100% of the principal amount thereof, plus a customary make whole premium for the Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date.
The customary make whole premium, with respect to any Note on any applicable redemption date, as calculated by the Company, is the greater of (i) 1.00% of the then outstanding principal amount of the Note; and (ii) the excess of (a) the present value at such redemption date of (i) the redemption price set on or after December 15, 2019 plus (ii) all required interest payments due on the Note through December 15, 2019, excluding accrued but unpaid interest to the redemption date, in each case, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the Note.
Before December 15, 2019, WSII may redeem up to 40% of the aggregate principal amount of the Notes at a price equal to 107.875% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date with the net proceeds of certain equity offerings. At any time prior to November 29, 2019, WSII may also redeem up to 10% of the aggregate principal amount of the Notes at a redemption price equal to 103% of the principal amount of the Notes being redeemed during each twelve-month period commencing with the closing date, plus accrued and unpaid interest, if any, to but not including the redemption date. If WSII undergoes a change of control or sells certain of its assets, WSII may be required to offer to repurchase the Notes.
On or after December 15, 2019, WSII, at its option, may redeem the Notes, in whole or in part, at the redemption prices expressed as percentages of principal amount set forth below, plus accrued and unpaid interest to, but not including, the applicable redemption date (subject to the right of Note holders on the relevant record date to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the 12 month period beginning on December 15 of each of the years set forth below:

Year	Redemption Price
2019	103.938%
2020	101.969%
2021 and thereafter	100.000%
The obligations of the US Borrowers are unconditionally guaranteed by the WS Holdings and each existing and subsequently acquired or organized direct or indirect wholly-owned US organized restricted subsidiary of WS Holdings, other than certain excluded subsidiaries (together with WS Holdings, the “US Guarantors”). The obligations of the Canadian Borrowers are unconditionally guaranteed by the US Borrowers and the US Guarantors, and each existing and subsequently acquired or organized direct or indirect wholly-owned Canadian organized restricted subsidiary of WS Holdings other than certain excluded subsidiaries (together with the US Guarantors, the “Note Guarantors”).
The Notes are unconditionally guaranteed by the Note Guarantors. WSC is not a guarantor of the Notes. The Note Guarantors, as well as certain of the Company’s non-US subsidiaries, are guarantors or borrowers under the ABL Facility. To the extent that lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of WSII and the Note Guarantors, subject to customary exclusions. The guarantees of the Notes by WillScot Equipment II, LLC, a Delaware limited liability company which holds certain of WSII’s assets in the US, will be subordinated to its obligations under the ABL Facility.
The Notes contain certain negative covenants, including limitations that restrict WSII’s ability and the ability of certain of its subsidiaries, to directly or indirectly, create additional financial obligations. With certain specified exceptions, these negative covenants prohibit WSII and certain of its subsidiaries from: creating or incurring additional debt; paying dividends or making any other distributions with respect to its capital stock; making loans or advances to WSC or any restricted subsidiary of WSII; selling, leasing or transferring any of its property or assets to WSC or any restricted subsidiary of WSII; directly or indirectly creating, incurring or assuming any lien of any kind securing debt on the collateral; or entering into any sale and leaseback transaction.
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the US Borrowers continued flexibility to operate and develop their businesses. The Company is in compliance with these covenants and restrictions as of December 31, 2017.
The Company incurred and deferred $9.4 million of debt issuance and discount costs in connection with the issuance of the Notes, which are included in the carrying value as of the Notes as of December 31, 2017. These will be amortized through the maturity date of the Notes. As a result of entering into the Notes, in 2017, the Company also incurred bridge financing fees of $3.8 million, which are recorded in interest expense on the consolidated statements of operations. As of December 31, 2017, unamortized debt issuance costs pertaining to the Notes was $9.3 million.
Capital Lease and Other Financing Obligations
The Company’s capital lease and financing obligations at December 31, 2017 primarily consisted of $38.5 million under sale-leaseback transactions and $0.2 million of capital leases. The Company’s capital lease and financing obligations are presented net of $1.8 million of debt issuance costs. The Company’s capital leases primarily relate to real estate, equipment and vehicles and have interest rates ranging from 1.2% to 11.9%.
The Company has entered into several arrangements in which they have sold branch locations and simultaneously leased the associated properties back from the various purchasers. Due to the terms of the lease agreements, these transactions are treated as financing arrangements. These transactions contain non-recourse financing which is a form of continuing involvement and precludes the use of sale-lease back accounting. The terms of the financing arrangements range from approximately eighteen months to ten years. The interest rates implicit in these financing arrangements is approximately 8.0%.

NOTE 12 - Notes Due to Affiliates
Prior to the Business Combination, the Algeco Group distributed borrowings from its third party notes to entities within the Algeco Group, including WSII, through intercompany loans. WSII previously recorded these intercompany loans as notes due to affiliates with maturity dates of June 30, 2018 and October 15, 2019.
Prior to the Business Combination, WSII had $762.3 million of notes due to affiliates of the Algeco Group and $36.7 million of related accrued interest. As discussed further in Note 2, the notes due to affiliates and related accrued interest were settled in full in connection with the Algeco Group restructuring that occurred prior to the Business Combination. The notes due to affiliates and accrued interest settlement included both a cash payment of $226.3 million and a non-cash amount of $572.7 million. As the notes were extinguished, the Company charged the corresponding unamortized debt issuance and discount costs of $4.7 million to interest expense in the consolidated statements of operations. As such, there is no remaining balance due to affiliates at December 31, 2017.
The carrying value of amounts due to affiliates at December 31, 2016 included unamortized debt issuance and discount costs of $10.0 million. The carrying value of the Company’s notes due to affiliates at December 31, 2017 and 2016, respectively, were as follows:

(in thousands)	Interest rate	2017	2016
Note due to affiliate	8.6%	$—	$565,501
Note due to affiliate	8.6%	—	121,782
Debt issuance costs		—	(10,043)
Total notes due to affiliates		$—	$677,240
Interest expense of $58.4 million, $58.8 million and $58.1 million associated with these notes due to affiliates is reflected in interest expense in the consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015, respectively. Interest on the notes due to affiliates was payable on a semi-annual basis. Accrued interest of $24.7 million associated with these notes payable is reflected in accrued interest in the consolidated balance sheet at December 31, 2016. Classification in the consolidated balance sheets was based on the expectation of when payments were to be made.

NOTE 13 - Other Non-Current Liabilities
Other non-current liabilities at December 31 consisted of the following:

(in thousands)	2017	2016
Reserve for uncertain tax positions - non-current	$18,982	$10,802
Other provisions - non-current	264	402
Restructuring severance	109	—
Total other non-current liabilities	$19,355	$11,204

NOTE 14 - Equity
Common Stock
The Company’s certificate of incorporation authorizes the issuance of 400,000,000 shares of Class A common stock with a par value of $0.0001 per share,100,000,000 shares of Class B common stock with a par value of $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share. The common shareholders possess the same voting rights, but only Class A shareholders are entitled to dividends or other distributions made by the Company.
On November 29, 2017, the Company issued 43,568,901 shares of Class A common stock at $9.60 per share in a private placement. Proceeds from the sale were part of the consideration received by the Company as part of a recapitalization and reverse acquisition completed in the Business Combination. The Company also issued 8,024,419 shares of Class B common stock to the Sellers upon consummation of the Business Combination. Please see Note 2 for further discussion.
The Company has 84,644,774 shares of Class A common stock and 8,024,419 shares of Class B common stock issued and outstanding as of December 31, 2017. The outstanding shares of the Company’s common stock are duly authorized, validly issued, fully paid and non-assessable.
Public Warrants
The Company has issued warrants to purchase its common stock which were issued as components of units sold in Double Eagle’s initial public offering (the “Public Warrants”). The Company has 50,000,000 Public Warrants outstanding as of December 31, 2017. Each Public Warrant entitles the holder to purchase one-half of one share of WSC Class A common stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. Public Warrants may be exercised only for a whole number of WSC Class A shares and the warrants expire on November 29, 2022. The Company may redeem the Public Warrants for $0.01 per warrant if the closing price of WSC’s Class A shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends a notice of redemption to the warrant holders, providing for a 30 day notice period. The Public Warrants are traded on Nasdaq under the symbol “WSCWW.”
Private Placement Warrants
The Company has issued warrants to purchase its common stock in a private placement which occurred concurrently with Double Eagle’s initial public offering (the “Private Placement Warrants”). The warrants were purchased at a price of $0.50 per unit for an aggregate purchase price of $9.75 million. The Private Placement Warrants are identical to the Public Warrants, except that, if held by Double Eagle’s sponsor or founders (or their permitted assignees), the Private Placement Warrants (i) may be exercised upon payment of cash or on a cashless basis; and (ii) are not subject to redemption. Each such warrant entitles the holder to purchase one-half of one share of WSC Class A common stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. The Company has 4,950,000 outstanding Private Placement Warrants (excluding the Founders’ Warrants, defined below) as of December 31, 2017.
On November 29, 2017, in connection with the closing of the Business Combination, Double Eagle’s sponsor (DEAL) and co-founder (Harry Sloan) agreed to place restrictions upon 14,550,000 of the Private Placement Warrants (the Founders’ Warrants), restricting the transfer of shares for up to one year from the Business Combination date, pursuant to the Earnout Agreement.
Under the Earnout Agreement, the Founders’ Warrants will be restricted until the earlier of (i) November 29, 2018, or (ii) the closing of a Qualifying Acquisition. If the Company consummates a Qualifying Acquisition during this lock-up period, then one third (1/3) of the warrants will be transferred to Sapphire and the Founders will retain ownership of the remaining two thirds (2/3) of the warrants. The Company has 14,550,000 outstanding Founders’ Warrants as of December 31, 2017.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31 consisted of the following:

(in thousands)	2017	2016
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(49,497)	$(56,928)
In connection with the transfer of WSII’s equity interest in Chard as part of the Algeco Group internal restructuring that occurred prior to the Business Combination, $0.6 million was reclassified from accumulated other comprehensive loss into additional paid-in capital in the fourth quarter of 2017. For further information on the transfer of the Chard and the corresponding accounting, refer to Note 2. There were no significant amounts reclassified from accumulated other comprehensive loss and into consolidated net loss for the years ended December 31, 2017, 2016 and 2015.
Non-Controlling Interest
As described in Note 2, WS Holdings issued to the Sellers 8,024,419 shares of common stock, with a par value of $0.0001 per share. The issuance represents a 10% non-controlling equity interest in WS Holdings. The WS Holdings shares were transferred to Sapphire on December 6, 2017.

The Company recorded the initial measurement of the non-controlling interest based on the historical carrying amounts of the net assets of WS Holdings on November 29, 2017. As WS Holdings did not have any assets at the parent entity level, the non-controlling interest was calculated based on the historical carrying amounts of the net assets of WS Holdings’ wholly owned subsidiary, WSII. The non-controlling interest is separately reported in the consolidated balance sheets and the consolidated statement of shareholder’s equity. Additionally, the activity attributable to the non-controlling interest is separately reported in the consolidated statement of operations.
In accordance with the Exchange Agreement, the non-controlling interest can be exchanged for a 10% interest in WSC.

NOTE 15 – Income Taxes
On December 22, 2017, President Trump signed the Tax Act into legislation. As a result of the Tax Act, the Company remeasured its net deferred tax liabilities and recognized a provisional net benefit of $28.1 million. In addition, based on information currently available, the Company recorded a provisional income tax expense of $2.4 million related to the deemed repatriation of foreign earnings. The Tax Act’s Internal Revenue Code 163(j) new provision, limits all companies’ interest deduction to 30% of adjusted EBITDA, i.e., taxable income less interest and depreciation, from 50% under the old rules. The Company reassessed the need for a valuation allowance on its deferred tax asset (“DTA”) and concluded that a partial valuation allowance was prudent based on the analysis and accordingly recorded a valuation allowance on the 163(j) DTA of $50.5 million through income tax expense. The Company will continue to obtain and analyze information related to the Company’s provisional calculations, which could potentially impact the measurement of its tax balances, and will finalize the provision within one year of the enactment date. Additionally, there is currently uncertainty as to what portions, if any, of the Tax Act will be adopted by the US state and local taxing authorities which the Company will monitor and record upon receipt of further guidance from state tax authorities.
The components of income tax (benefit) expense from continuing operations for the years ended December 31, 2017, 2016 and 2015 are comprised of the following:

(in thousands)	2017	2016	2015
US Federal and State
Current	$(1,817)	$623	$1,220
Deferred	3,450	(23,272)	(36,633)
Outside of US
Current	(1,422)	(1,794)	313
Deferred	(1,147)	(59)	1,031
Total income tax expense (benefit)	$(936)	$(24,502)	$(34,069)

/*    Income tax results from continuing operations differed from the amount computed by applying the US statutory income tax rate of 35% to the loss from continuing operations before income taxes for the following reasons for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Loss from continuing operations before income tax
US	$(97,009)	$(78,358)	$(95,887)
Non-US	(68,389)	(9,275)	(7,135)
Total loss from continuing operations before income tax	$(165,398)	$(87,633)	$(103,022)

US Federal statutory income tax benefit	$(57,889)	$(30,672)	$(36,058)
Effect of tax rates in foreign jurisdictions	5,626	532	188
State income tax benefit (expense), net of federal benefit	(5,188)	282	(6,155)
Unremitted foreign earnings	(2,493)	(1,585)	291
Valuation allowances	59,679	1,719	1,463
Non-deductible goodwill impairment	15,849	1,920	—
Non-deductible deferred financing fees	2,715	1,465	1,541
Non-deductible stewardship (a)	1,658	1,855	2,256
Non-deductible monitoring fee (b)	422	1,938	906
Tax reform (excluding valuation allowance)	(23,115)	—	—
Other	1,800	(1,956)	1,499
Reported income expense (benefit)	$(936)	$(24,502)	$(34,069)
Effective income tax rate	0.56%	27.96%	33.07%
(a) Under the Internal Revenue Code Section 482, shareholder or duplicative activities are non-deductible. Prior to the Business Combination, WSII employed management and consolidation for the Algeco Group for which a portion was non-deductible.
(b) Prior to the Business Combination, TDR Capital would charge a quarterly fee to WSII that was deemed non-deductible.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	2017	2016
Deferred tax assets
Loans and borrowings	$114,071	$138,451
Employee benefit plans	1,175	2,818
Other liabilities	4,834	3,781
Currency losses, net	95	12,936
Deferred revenue	11,679	9,819
Other – net	2,144	14,848
Tax loss carryforwards	69,391	6,883
Deferred tax assets, gross	203,389	189,536
Valuation allowance	(73,534)	(13,354)
Net deferred income tax asset	$129,855	$176,182

Deferred tax liabilities
Rental equipment and other property, plant and equipment	(214,052)	(240,621)
Intangible assets	(29,615)	(36,790)
Foreign earnings	(6,955)	(16,943)
Deferred tax liability	(250,622)	(294,354)
Net deferred income tax liability	$(120,767)	$(118,172)

Tax loss carryforwards totaled $279.8 million at December 31, 2017. All tax loss carryforwards expire between 2020 and 2037. The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as a change in the ownership of the Company. A valuation allowance has been established against the deferred tax assets of certain of the Company’s tax loss carryforwards to the extent it is not more likely than not they will be realized.
The Company’s tax loss carryforwards are as follows at December 31, 2017 (in millions):

Jurisdiction	Loss Carryforward	Expiration	Valuation Allowance
United States	$269.9	2028 – 2037	None
Mexico	9.9	2020 – 2027	None
Total	$279.8
Undistributed earnings of certain of the Company’s foreign subsidiaries amount to approximately $47.7 million at December 31, 2017. $25.4 million of those undistributed earnings are not considered indefinitely reinvested or have already been subject to tax at the applicable Company parent, and as a result the Company has recorded $6.3 million of deferred taxes at December 31, 2017. The remaining $22.3 million of those earnings are considered indefinitely reinvested and accordingly, no income taxes have been provided thereon. Upon repatriation of those earnings the Company could be subject to potential additional income taxes. Determination of the amount of unrecognized deferred income taxes on such earnings is not practicable due to the complexities associated with its hypothetical calculation.
Unrecognized Tax Positions
The Company is subject to taxation in US, Canada, Mexico and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of statute of limitations for assessing additional taxes, which generally ranges from two to five years after the end of the applicable tax year. Therefore, as of December 31, 2017, tax years for 2010 through 2017 generally remain subject to possible examination by the tax authorities. In addition, in the case of certain tax jurisdictions in which the Company has loss carryforwards, the tax authority in some of these jurisdictions may examine the amount of the tax loss carryforward based on when the loss is utilized rather than when it arises.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2017	2016	2015
Unrecognized tax benefits – January 1,	$64,974	$68,601	$65,851
Increases based on tax positions related to current period	7,895	831	1,211
Change to positions that only affect timing	(535)	126	95
Increases based on tax positions related to prior period	355	32	1,655
Decreases based on tax positions related to prior period	(29)	(4,616)	(211)
Unrecognized tax benefits – December 31,	$72,660	$64,974	$68,601
At December 31, 2017, 2016 and 2015, respectively, there were $67.2 million, $59.3 million and $62.5 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
The Company classifies interest on tax deficiencies and income tax penalties within income tax expense. During the years ended December 31, 2017, 2016 and 2015, respectively, the Company recognized approximately $351, $96 and $71 in interest and penalties, respectively. The Company had approximately $611 and $245 for the payment of interest and penalties accrued at December 31, 2017 and 2016, respectively.
Future tax settlements or statute of limitation expirations could result in a change to the Company’s uncertain tax positions. The Company believes, that the reasonably possible total amount of unrecognized tax benefits, as of December 31, 2017, that could increase or decrease in the next twelve months as a result of various statute expirations, audit closures and/or tax settlements would not be material.

NOTE 16 - Fair Value Measures
The fair value of financial assets and liabilities are included at the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The Company utilizes the suggested accounting guidance for the three levels of inputs that may be used to measure fair value:

Level 1 -	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2 -	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and
Level 3 -	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions
The Company has assessed that the fair value of cash and short-term deposits, trade receivables, trade payables, capital lease and other financing obligations, and other current liabilities approximate their carrying amounts largely due to the short-term maturities of these instruments.
The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	December 31, 2017				December 31, 2016
		Fair Value				Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3
Financial assets (liabilities) not measured at fair value
ABL Facility (see Note 11)	$(297,323)	$—	$(310,000)	$—	$—	$—	$—	$—
Notes (see Note 11)	(290,687)	—	(310,410)	—	—	—	—	—
Algeco Group Revolver (see Note 11)	—	—	—	—	(623,715)	—	(628,074)	—
Notes due from affiliates (see Note 8)	—	—	—	—	256,625	—	247,400	—
Notes due to affiliates (see Note 12)	—	—	—	—	(677,240)	—	(581,800)	—
Total	$(588,010)	$—	$(620,410)	$—	$(1,044,330)	$—	$(962,474)	$—
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2017 and 2016. The fair value of the Company’s ABL Facility and Algeco Group Revolver is primarily based upon observable market data such as market interest rates. The fair value of the Company’s Notes is based on their last trading price at the end of each period obtained from a third party. The fair value of the notes due to and notes due from affiliates are based on similar publicly-traded instruments with a readily-available market value as a proxy.

NOTE 17 - Restructuring
The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $2.2 million, $2.8 million and $9.2 million net of reversals, during the years ended December 31, 2017, 2016 and 2015, respectively. The following is a summary of the activity in the Company’s restructuring accruals for years ended December 31, 2017, 2016 and 2015:

(in thousands)	Employee Termination Costs
Balance at December 31, 2014	$—
Charges during the period	9,185
Cash payments during the period	(5,204)
Non-cash	(1,882)
Currency	(44)
Balance at December 31, 2015	2,055
Charges during the period	2,810
Cash payments during the period	(3,092)
Currency	20
Balance at December 31, 2016	1,793
Charges during the period	2,196
Cash payments during the period	(1,806)
Non-cash	(1,968)
Currency	12
Balance at December 31, 2017	$227
The 2017 restructuring charges relate primarily to a downsize in corporate employees which consists of employee termination costs. As part of the corporate restructuring plan, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication of termination to the employee to the earlier of the actual date of termination or the Business Combination date. As part of the Algeco Group internal restructuring that occurred prior to the Business Combination, $2.0 million of WSII’s restructuring liability, related to employees that were transferred, was transferred to other entities within the Algeco Group. The Company has no remaining liability associated with these employees and does not anticipate incurring future charges under the corporate restructuring plan.
The remaining restructuring 2017 charges are employee termination costs related to the Company’s US and Canadian operations.
The 2016 restructuring charges relate to employee termination costs. As part of the restructuring plan, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication of termination to the employee to the actual date of termination.
Segments
The $2.2 million of restructuring charges for the year ended December 31, 2017 includes: $0.3 million of charges pertaining to the Modular - US segment; and $1.9 million of charges pertaining to Corporate.
The $2.8 million of restructuring charges for the year ended December 31, 2016 includes: $0.2 million of charges pertaining to the Modular - US segment; $0.4 million of charges pertaining to the Modular - Other North America segment; and$2.2 million of charges pertaining to Corporate.
The $9.2 million of restructuring charges for the year ended December 31, 2015 includes: $5.5 million of charges pertaining to the Modular - US segment; $1.8 million of charges pertaining to the Modular - Other North America segment; and $1.8 million of charges pertaining to Corporate.

NOTE 18 - Long-term Incentive Plans
Prior to the Business Combination, certain WSII employees were participants (“WSII Employees”) in the Algeco Group’s long-term cash incentive plan (“LTCIP”) and long-term equity incentive plan (“LTEIP,” and together with the LTCIP, the “Algeco LTIP”). In connection with the Business Combination, the WSII Employees (i) forfeited their rights to participate in the LTCIP and assigned those rights back to the Algeco Group and (ii) transferred any shares they owned in the LTEIP. In exchange, the WSII Employees received $4.2 million in cash, which was paid by WSII and reimbursed by the Algeco Group.
Prior to the Business Combination, WSC’s non-executive Chairman of the Board served as the non-executive Chairman of WSII and A/S Holding and participated in the Algeco LTIP. In connection with the Business Combination, he resigned from those positions and entered into a transaction similar to the ones entered into by the WSII Employees. He received $2.0 million in cash, which was paid by WSII and reimbursed by the Algeco Group, and 300,000 shares of WSC Class A stock from Sapphire on the closing date of the Business Combination. The fair value of the shares at the time of the award was $9.90 per share or approximately $3.0 million.
The $4.2 million and $2.0 million paid to the WSII Employees and the non-executive Chairman, respectively, and the $3.0 million of stock compensation are presented in selling, general and administrative expense on the consolidated statement of operations. The corresponding amounts are reflected as a capital contribution and as share-based compensation expense in the changes to additional paid in capital in the consolidated statements of changes in shareholders’ equity.

NOTE 19 - Commitments and Contingencies
Commitments
The Company leases certain equipment, vehicles and real estate under non-cancelable operating leases, the terms of which vary and generally contain renewal options. Total rent expense under these leases is recognized ratably over the initial term of the lease. Any difference between the rent payment and the straight-line expense is recorded as a liability.
Rent expense included in the consolidated statements of operations for cancelable and non-cancelable leases was $22.0 million, $21.8 million and $21.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments at December 31, 2017, by year and in the aggregate, under non-cancelable operating leases are as follows:

(in thousands)	Operating Leases
2018	$19,849
2019	16,122
2020	13,034
2021	10,766
2022	7,908
Thereafter	38,686
Total	$106,365
At December 31, 2017 and 2016, commitments for the acquisition of rental equipment and property, plant and equipment were $8.2 million and $5.3 million, respectively.
Contingencies
Legal claims
The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 20 - Segment Reporting and Geographic Areas
The Company historically has operated in two principal lines of business; modular leasing and sales and remote accommodations, which were managed separately. The Remote Accommodations Business was considered a single operating segment. As detailed in Notes 2 and Note 3, the Remote Accommodations segment is no longer owned by the Company and is reported as discontinued operations in the consolidated financial statements. As such, the segment was excluded from the segment information below.
Modular leasing and sales is comprised of two operating segments: US and other North America. The US modular operating segment (“Modular - US”) consists of the US (excluding Alaska). The other North America operating segment (“Modular - Other North America”) consists of: Canada, including Alaska, and Mexico. Corporate and other includes eliminations of costs and revenue between segments and the costs of certain corporate functions not directly attributable to the underlying segments. Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management.
Transactions between reportable segments are not significant.
The Company evaluates business segment performance on Adjusted EBITDA, which excludes certain items as shown in the reconciliation of the Company’s consolidated net loss before tax to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.
The Company also regularly evaluates gross profit by segment to assist in the assessment of its operational performance. The Company considers Adjusted EBITDA to be the more important metric because it more fully captures the business performance of the segments, inclusive of indirect costs.

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the years ended December 31, 2017, 2016 and 2015, respectively:

	Year Ended December 31, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenues
Leasing and services revenue:
Modular space leasing	$264,351	$34,036	$(566)	$297,821
Modular space delivery and installation	81,036	8,814	—	89,850
Sales:
New units	29,275	7,096	—	36,371
Rental units	18,271	3,710	(81)	21,900
Total Revenues	$392,933	$53,656	$(647)	$445,942

Costs
Cost of leasing and services:
Modular space leasing	$75,615	$7,973	$—	$83,588
Modular space delivery and installation	77,303	8,174	—	85,477
Cost of sales:
New units	20,919	5,106	—	26,025
Rental units	10,099	2,544	—	12,643
Depreciation of rental equipment	60,312	12,327	—	72,639
Gross profit (loss)	$148,685	$17,532	$(647)	$165,570
Adjusted EBITDA	$110,822	$13,099	$(15,112)	$108,809
Other selected data
Selling, general and administrative expense	$100,427	$16,790	$45,134	$162,351
Other depreciation and amortization	$5,333	$1,014	$2,306	$8,653
Capital expenditures for rental fleet	$96,378	$5,832	$—	$102,210

	Year Ended December 31, 2016
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenues
Leasing and services revenue:
Modular space leasing	$238,159	$45,984	$(593)	$283,550
Modular space delivery and installation	74,410	7,635	(153)	81,892
Sales:
New units	34,812	4,416	—	39,228
Rental units	18,115	3,969	(142)	21,942
Total Revenues	$365,496	$62,004	$(888)	$426,612

Costs
Cost of leasing and services:
Modular space leasing	$68,477	$7,039	$—	$75,516
Modular space delivery and installation	68,718	6,641	—	75,359
Cost of sales:
New units	24,427	3,245	(3)	27,669
Rental units	7,995	2,899	—	10,894
Depreciation of rental equipment	56,883	12,098	—	68,981
Gross profit (loss)	$138,996	$30,082	$(885)	$168,193
Adjusted EBITDA	$103,798	$24,360	$(21,644)	$106,514
Other selected data
Selling, general and administrative expense	$92,074	$17,841	$29,178	$139,093
Other depreciation and amortization	$6,235	$1,115	$1,669	$9,019
Capital expenditures for rental fleet	$60,418	$3,550	$—	$63,968

	Year Ended December 31, 2015
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenues
Leasing and services revenue:
Modular space leasing	$225,301	$75,612	$(701)	$300,212
Modular space delivery and installation	71,986	11,117	—	83,103
Sales:
New units	43,193	11,166	—	54,359
Rental units	12,168	3,493	—	15,661
Total Revenues	$352,648	$101,388	$(701)	$453,335

Costs
Cost of leasing and services:
Modular space leasing	69,226	10,855	—	80,081
Modular space delivery and installation	67,836	10,124	—	77,960
Cost of sales:
New units	34,733	8,952	(59)	43,626
Rental units	7,716	2,539	—	10,255
Depreciation of rental equipment	64,894	13,199	380	78,473
Gross profit (loss)	$108,243	$55,719	$(1,022)	$162,940
Adjusted EBITDA	$85,448	$45,495	$(22,419)	$108,524
Other selected data
Selling, general and administrative expense	$88,088	$23,561	$27,706	$139,355
Other depreciation and amortization	$6,457	$1,248	$14,970	$22,675
Capital expenditures for rental fleet	$98,135	$16,285	$—	$114,420

The following table presents a reconciliation of the Company’s loss before income tax by segment to Adjusted EBITDA by segment:

(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
2017
Loss from continuing operations before income taxes	$(12,345)	$(64,580)	$(88,473)	$(165,398)
Interest expense, net	65,709	4,603	36,764	107,076
Depreciation and amortization	65,645	13,341	2,306	81,292
Currency gains, net	(10,942)	(1,040)	(896)	(12,878)
Goodwill and other impairments	—	60,743	—	60,743
Restructuring costs	326	10	1,860	2,196
Transaction Fees	1,841	—	22,040	23,881
Algeco LTIP Expense	115	—	9,267	9,382
Other expense	473	22	2,020	2,515
Adjusted EBITDA	$110,822	$13,099	$(15,112)	$108,809

2016
Loss from continuing operations before income taxes	$(30,669)	$(369)	$(56,595)	$(87,633)
Interest expense, net	60,475	4,726	19,242	84,443
Depreciation and amortization	63,118	13,213	1,669	78,000
Currency losses, net	9,722	835	2,541	13,098
Goodwill and other impairments	—	5,532	—	5,532
Restructuring costs	246	400	2,164	2,810
Transaction Fees	—	—	8,419	8,419
Other expense	906	23	916	1,845
Adjusted EBITDA	$103,798	$24,360	$(21,644)	$106,514

2015
Loss from continuing operations before income taxes	$(76,041)	$23,276	$(50,257)	$(103,022)
Interest expense, net	74,414	5,106	2,730	82,250
Depreciation and amortization	71,351	14,447	15,350	101,148
Currency losses, net	9,816	593	899	11,308
Restructuring costs	5,532	1,816	1,837	9,185
Other expense	376	257	7,022	7,655
Adjusted EBITDA	$85,448	$45,495	$(22,419)	$108,524
Assets related to the Company’s reportable segments include the following:

(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
As of December, 2017:
Goodwill	$28,609	$—	$—	$28,609
Intangible assets, net	$1,259	$—	$125,000	$126,259
Rental equipment, net	$857,349	$182,797	$—	$1,040,146
As of December 31, 2016:
Goodwill	$—	$56,811	$—	$56,811
Intangible assets, net	$—	$—	$125,000	$125,000
Rental equipment, net	$631,643	$183,255	$—	$814,898

Geographic Areas
The Company has net sales and long-lived assets in the following geographic areas for the year ended December 31:

(in thousands)	United States	Canada	Mexico	Total
2017
Total Revenue	$396,039	$36,357	$13,546	$445,942
Long-lived assets (a)	$973,751	$132,093	$17,968	$1,123,812
2016
Total Revenue	$378,129	$35,401	$13,082	$426,612
Long-lived assets (a)	$751,254	$129,848	$18,022	$899,124
2015
Total Revenue	$373,845	$61,953	$17,537	$453,335
Long-lived assets (a)	$770,312	$132,434	$22,970	$925,716
(a) Long-lived assets include rental equipment, property, plant and equipment, net of accumulated depreciation.
Major Product and Service Lines
The following table presents revenue by major product and service line for the year ended December 31:

(in thousands)	2017	2016	2015
Modular space leasing revenue (a)	$265,644	$256,123	$273,763
Portable storage leasing revenue	17,480	18,439	19,224
Other leasing-related revenue	14,697	8,988	7,225
Modular leasing revenue	297,821	283,550	300,212
Modular delivery and installation revenue	89,850	81,892	83,103
Total leasing and services revenue	387,671	365,442	383,315
New units	36,371	39,228	54,359
Rental units	21,900	21,942	15,661
Total revenues	$445,942	$426,612	$453,335
(a) Includes leasing revenue for VAPS

NOTE 21 - Related Parties
Related party balances included in the Company’s consolidated balance sheet at December 31 consisted of the following:

(in thousands)	Financial statement Line Item	2017	2016
Receivables due from affiliates	Prepaid Expenses and other current assets	$2,863	$19,950
Interest receivable on notes due from affiliates	Prepaid Expenses and other current assets	—	10,042
Notes due from affiliates	Notes due from affiliates	—	256,625
Amounts due to affiliates	Accrued liabilities	(1,235)	(961)
Accrued interest on notes due to affiliates	Accrued interest	—	(24,682)
Long-term notes due to affiliates	Long-term notes due to affiliates	—	(677,240)
	Total related party liabilities, net	$1,628	$(416,266)
On November 29, 2017, in connection with the closing of the Business Combination, the Company, WSII, WS Holdings and Algeco Global entered into a transition services agreement (the “TSA”). The purpose of the TSA is to ensure an orderly transition of WSII’s business and effectuate the Business Combination. Pursuant to the TSA, each party will provide or cause to be provided to the other party or its affiliates certain services, use of facilities and other assistance on a transitional basis. The services period under the TSA ranges from six months to three years based on the services, but includes early termination clauses. As of December 31, 2017, the Company had $2.9 million in receivables due from affiliates pertaining to the Transition Services Agreement.
The $1.2 million in amounts due to affiliates included in accrued liabilities at December 31, 2017, pertain to rental equipment purchases from an entity within the Algeco Group.

Related party transactions included in the Company’s consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015, respectively, consisted of the following:

(in thousands)	Financial statement line item	2017	2016	2015
Management fees and recharge (income) expense on transactions with affiliates	Selling, general & administrative expenses	$(1,309)	$3,894	$(436)
Interest income on notes due from affiliates	Interest income	(12,177)	(10,228)	(9,778)
Interest expense on notes due to affiliates	Interest expense	58,448	58,756	58,148
	Total related party expenses, net	$44,962	$52,422	$47,934
The Company had capital expenditures of rental equipment purchased from related party affiliates of $2.1 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.
The Company paid $1.0 million, $0.9 million, and $0.2 million in professional fees to an entity, that one of the Company’s Directors also served in the same role for that entity, during the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 22 - Subsequent Events
On January 3, 2018, the Company acquired Onsite Space LLC, known by consumers as Tyson Onsite (“Tyson”). The acquisition was financed with borrowings on the Company’s ABL Facility. The acquisition expands the Company’s Ready to Work services to existing and incremental customers in the Midwest, most notably in Indiana, Illinois and Missouri. The acquisition increases the Company’s rental equipment by approximately 1,750 units. Tyson will be included in the Company’s Modular - US segment. The Company is currently assessing the fair value of the net identifiable assets acquired in the transaction, and has not finalized the accounting.
On January 19, 2018, 6,212,500 shares of WSC Class A common stock were released from an escrow account with 3,106,250 shares released to the Founders and 3,106,250 shares released to Sapphire in accordance with the Earnout Agreement and Escrow Agreement. See further discussion in Note 2.

NOTE 23 - Quarterly Financial Data
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2017. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Quarter Ended (unaudited, except per share amounts)
(in thousands)	March 31,	June 30,	September 30,	December 31,
2017
Leasing and services revenue	$87,991	$95,903	$99,947	$103,830
Total revenue	$99,321	$110,077	$116,162	$120,382
Gross profit	$37,938	$39,583	$41,269	$46,780
Operating income (loss)	$4,824	$11,393	$5,380	$(79,919)
Income from discontinued operations	$2,205	$3,840	$5,078	$3,527
Net loss	$(10,179)	$(5,896)	$(8,357)	$(125,380)
Net loss attributable to WSC	$(10,179)	$(5,896)	$(8,357)	$(123,270)

Net income (loss) per share attributable to WSC – basic and diluted
Continuing operations	$(0.85)	$(0.67)	$(0.92)	$(3.60)
Discontinued operations	$0.15	$0.26	$0.35	$0.10
Net loss	$(0.70)	$(0.41)	$(0.57)	$(3.50)

Average number of common shares outstanding - basic & diluted	14,545,833	14,545,833	14,545,833	35,233,225

	Quarter Ended (unaudited, except per share amounts)
(in thousands)	March 31,	June 30,	September 30,	December 31,
2016
Leasing and services revenue	$90,084	$92,645	$95,334	$87,379
Total revenue	$102,668	$110,278	$110,611	$103,055
Gross profit	$40,380	$46,959	$42,547	$38,307
Operating (loss) income	$(193)	$6,024	$7,025	$(16,046)
Income from discontinued operations	$8,692	$7,912	$10,726	$4,865
Net (loss) income	$(7,045)	$(933)	$2,325	$(25,283)
Net (loss) income attributable to WSC	$(7,045)	$(933)	$2,325	$(25,283)

Net income (loss) per share attributable to WSC – basic and diluted
Continuing operations	$(1.08)	$(0.60)	$(0.58)	$(2.07)
Discontinued operations	$0.60	$0.54	$0.74	$0.33
Net (loss) income	$(0.48)	$(0.06)	$0.16	$(1.74)

Average number of common shares outstanding - basic & diluted	14,545,833	14,545,833	14,545,833	14,545,833
As discussed in Note 9, the Company recognized goodwill impairment charges of $60.7 million and $5.5 million during the fourth quarter of 2017 and 2016, respectively.

NOTE 24 - Loss Per Share
Basic loss per share (“LPS”) is calculated by dividing net loss attributable to WSC by the weighted average number of Class A common stock shares outstanding during the period. As discussed in further detail in Note 2, 12,425,000 of Class A common stock shares held by the Founders, were placed into escrow concurrently with the Business Combination. Upon being placed into escrow, the voting and economic rights of the shares were suspended for the period they are in escrow. Given that they are not entitled to vote or participate in the economic rewards available to the other Class A shareholders, these shares are not included in the LPS calculation. Class B common shares also have no rights to dividends or distributions made by the Company and, in turn, are excluded from the LPS calculation
Diluted LPS is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive. 34,750,000 Class A shares of underlying warrants outstanding were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

The following table is a reconciliation of net loss and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted LPS for the years ended December 31:

(in thousands, except per share numbers)	2017	2016	2015
Numerator
Loss from continuing operations	$(164,462)	$(63,131)	$(68,953)
Less net loss attributable to non-controlling interest, net of tax	(2,110)	—	—
Loss attributable to WSC from continuing operations	(162,352)	(63,131)	(68,953)
Income (loss) attributable to WSC from discontinued operations	14,650	32,195	(2,634)
Net loss attributable to WSC	$(147,702)	$(30,936)	$(71,587)

Denominator
Average shares outstanding - basic & diluted	19,760,189	14,545,833	14,545,833

Loss per share
Continuing operations	$(8.21)	$(4.34)	$(4.74)
Discontinued operations	$0.74	$2.21	$(0.18)
Net loss	$(7.47)	$(2.13)	$(4.92)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2017, due to the material weaknesses in our internal control over financial reporting described below.
Changes in Internal Control over Financial Reporting
On November 29, 2017, in connection with the closing of the Business Combination, the Board approved and adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”). The Code of Ethics applies to the Company’s chief executive officer, principal financial officer, principal accounting officer, and controller (each, a “Covered Officer”). In addition to other policies and procedures adopted by the Company, the Covered Officers are subject to the Company’s Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all officers, directors and employees of the Company and its subsidiaries. These replaced the Code of Ethics adopted by Double Eagle in connection with its initial public offering in September 2015.
The Code of Ethics reflects (among other matters) amendments, clarifications, revisions and updates in relation to (i) the general principles and standards of ethical conduct of the Covered Officers designed to deter wrongdoing, (ii) the responsibility of the Covered Officers regarding public disclosure of the Company’s public communications, including, but not limited to, the full, fair, accurate, timely and understandable disclosure in reports and documents filed with or submitted to the SEC, (iii) the Covered Officers’ internal control over financial reporting and record keeping, (iv) internal procedures for the reporting of violations of the Code of Ethics, and (v) requests for waivers and amendments of the Code of Ethics. The amendments, clarifications, revisions and updates reflected in the Code of Ethics did not relate to or result in any waiver, explicit or implicit, of any provision of the Double Eagle Code of Ethics.
As discussed elsewhere in this Annual Report on Form 10-K, during the fourth quarter ended December 31, 2017, we completed the Business Combination and were engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on November 29, 2017, pursuant to which we acquired WSII and its subsidiaries. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, asset acquisition, stock purchase or similar transaction. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2017. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the audit of our financial statements for the year ended December 31, 2017, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting - specifically, ineffective controls over accounting for income taxes and reverse acquisition accounting. The control deficiencies include ineffective review controls and insufficient resources to properly account for income taxes primarily associated with the carve-out of the Remote Accommodations segment from WSII and the carve-out of WSII from the Algeco Group, and ineffective review controls over the reverse acquisition accounting treatment of the Business Combination. These control deficiencies resulted in numerous audit adjustments and disclosures that were corrected prior to the completion of our 2017 audit.
We are evaluating changes designed to increase the effectiveness of our review control over income taxes and obtain the expertise required to account properly for transactions that are sophisticated, unusual and infrequent. Considering the accounting complexities associated with the transactions that occurred in the fourth quarter of 2017 (namely, two carve-out transactions and a reverse acquisition), we anticipate that part of our remediation plan will entail taking steps to increase our internal tax and accounting competencies and retaining qualified resources to help us with matters that involve highly complex and unusual accounting treatment, policies or judgments.
Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Executive Officers
The following table sets forth information concerning our executive officers, as of March 16, 2018.

Name	Age	Position
Bradley L. Soultz	48	President, Chief Executive Officer and Director
Timothy D. Boswell	39	Chief Financial Officer
Bradley L. Bacon	43	Vice President, General Counsel & Corporate Secretary
Sally J. Shanks	41	Chief Accounting Officer & Treasurer
Bradley L. Soultz has served as our president and chief executive officer (“CEO”) and as a member of our Board of Directors (the “Board”) since we completed the Business Combination in November 2017. He served as president and CEO of WSII from January 2014 until November 2017, where he was responsible for the strategic and operational aspects of the company’s North American business and for helping prepare the portfolio company for its reemergence as a public company. Mr. Soultz joined WSII in January 2014 from Novelis Inc., the world leader in aluminum rolling and recycling with approximately 11,000 employees, where he served as chief commercial and strategy officer. Prior to that, he held management roles with various business units in Europe and North America after joining Novelis in 2005. Mr. Soultz holds a bachelor’s degree in agriculture engineering from Purdue University. Mr. Soultz’s qualifications to serve on our Board include, among others, his extensive knowledge of our company and industry and his leadership and business experience with multinational companies focused on “lean” practices and processes.
Timothy D. Boswell has served as our chief financial officer since we completed the Business Combination in November 2017. He served as vice president, finance and treasurer of WSII from October 2015 until November 2017, where he was responsible for the company’s North American finance, strategy and IT functions. He previously served as chief of staff to the Algeco Group CEO from September 2014 to October 2015, where he supported the execution of global initiatives. Mr. Boswell also served as vice president of strategy and business development from June 2012 until September 2014, where he was responsible for the development and execution of strategic initiatives in North America with a focus on pricing, value-added products and services, and marketing. Prior to joining WSII in 2012, Mr. Boswell was a vice president with Sterling Partners, a Chicago-based private equity firm with $4 billion of assets under management, where he served in both principal investing and portfolio company management roles. Before joining Sterling Partners, he held private equity and investment banking roles with Banc of America Capital Investors, Edgeview Partners, and Bear, Stearns & Co. Inc. Mr. Boswell holds a bachelor’s degree in economics and psychology from Davidson College and a master’s degree in business administration from the Darden Graduate School of Business Administration.
Bradley L. Bacon has served as our Vice President, General Counsel & Corporate Secretary since we completed the Business Combination in November 2017. He served as Vice President, General Counsel & Corporate Secretary of WSII from August 2017 until November 2017, where he was responsible for the company’s legal and compliance functions. Mr. Bacon joined WSII in August 2017 from Crestwood Equity Partners LP (NYSE: CEQP), where he served as Vice President, Assistant General Counsel and Assistant Secretary since October 2012 with responsibilities for mergers and acquisitions, capital transactions and corporate governance. Before joining Crestwood’s predecessor, he was a partner with Husch Blackwell LLP, a Kansas City-based law firm, after holding various legal positions within Aquila, Inc. (NYSE: ILA), a former Fortune 500 energy company. Mr. Bacon holds a bachelor’s degree in business administration from the University of Missouri and a law degree from the University of Kansas.
Sally J. Shanks has served as our Chief Accounting Officer and Treasurer since we completed the Business Combination in November 2017. She served as Chief Accounting Officer of WSII from September 2017 until November 2017, where she was responsible for the company’s North American accounting, tax and treasury functions. Ms. Shanks joined WSII from Merkle Inc., a global technology-enabled performance marketing agency, where she served in various financial leadership roles from 2009 - 2017, including serving as Senior Vice President, Accounting & Treasury. She joined Merkle in 2009 following her departure from Laureate Education where she was Director of Accounting and Reporting from 2003 through 2008. Prior to Laureate Education, Ms. Shanks had financial reporting roles at another public company and started her career with PricewaterhouseCoopers. Ms. Shanks holds a bachelor’s degree in accounting from Providence College.

Non-Executive Directors
The following table sets forth information concerning our non-executive directors, as of March 16, 2018.

Name	Age	Position
Gerard E. Holthaus	68	Director (non-executive chairman)
Mark S. Bartlett	67	Director
Gary Lindsay	38	Director
Stephen Robertson	58	Director
Fredric D. Rosen	74	Director
Jeff Sagansky	66	Director
Gerard E. Holthaus has served as our non-executive chairman since we completed the Business Combination in November 2017. He served as the non-executive chairman of the boards of directors of Algeco Scotsman Global S.á r.l., the leading global provider of modular space solutions, its parent company (Algeco/Scotsman Holding S.á r.l. (“AS Holdings”)) and WSII from April 2010 until November 2017. Mr. Holthaus served as interim CEO of BakerCorp International, Inc., an equipment rental services business, from June 2013 until September 2013. He previously served as executive chairman and CEO of Algeco Scotsman, where he was responsible for the company’s North American and European operations, and as executive chairman, president and CEO of Nasdaq-listed WSII before its acquisition by the Algeco Group. Mr. Holthaus is the non-executive chairman and a member of the audit and compensation committees of FTI Consulting, Inc., a NYSE-listed global business advisory services firm; the non-executive chairman and a member of the nominating and compensation committee of The Baltimore Life Companies, a mutual life insurance company; and, a director and chair of the audit committee of BakerCorp International. Mr. Holthaus also served as a director and was a member of the audit, compensation and nominating committees of Neff Corporation, a NYSE-listed equipment rental company, from November 2014 until October 2017, and he is a trustee of Loyola University of Maryland. Mr. Holthaus’s qualifications to serve on our Board include, among others, his deep-rooted knowledge of our company (dating back to 1994 when he was hired as its CEO) and industry, and his significant experience as an executive and director of public companies (particularly in the industrial services industry).
Mark S. Bartlett has served as a member of our Board since we completed the Business Combination in November 2017. Until retiring in 2012, he enjoyed a 40-year career at Ernst & Young, serving as managing partner of the firm’s Baltimore office and senior client service partner for the mid-Atlantic region. Mr. Bartlett is a director, chairman of the audit committee, and member of Board of Directors of Rexnord Corporation, a NYSE-listed multiplatform industrial leader with more than 8,000 employees worldwide, and a director, chairman of the audit committee, and member of the executive compensation and management development committee of T. Rowe Price Group, Inc., a Nasdaq-listed global investment management firm. A certified public accountant, he is also a director and member of the audit committee of FTI Consulting, Inc., and a director and a member of the finance committee at The Baltimore Life Companies. Mr. Bartlett’s qualifications to serve on our Board include, among others, his accounting and finance expertise, his significant experience as a director of public and private companies, and his knowledge of our company and industry (having previously served on the board of directors of Algeco Holding from October 2013 until October 2015).
Gary Lindsay has served as a member of our Board since we completed the Business Combination in November 2017. He is a partner at TDR Capital, a London-based private equity firm with more than €5 billion of committed capital, where he has worked as a member of the investment team since 2008. Mr. Lindsay is involved in the day-to-day management of several TDR Capital portfolio companies, including WSII prior to the Business Combination. Before joining TDR Capital, he worked in the chemicals & industrials investment banking teams at Citi and Bear Stearns. Mr. Lindsay’s qualifications to serve on our Board include, among others, his significant experience in acquiring, financing and developing companies and his extensive knowledge of our company and industry.
Stephen Robertson has served as a member of our Board since we completed the Business Combination in November 2017. He is a co-founder of TDR Capital, a London-based private equity firm with more than €5 billion of committed capital. Mr. Robertson is heavily involved in strategic decisions involving acquisition, financing and monetization opportunities. Before co-founding TDR Capital in 2002, he was managing partner at DB Capital Partners, where he helped build the European leveraged buyout arm of Deutsche Bank into a leading buyout firm in Europe. He also previously spent a year as managing director of European Leveraged Finance at Merrill Lynch and nine years as managing director of European Leveraged Finance at Bankers Trust. Mr. Robertson’s qualifications to serve on our Board include, among others, his expertise in mergers and acquisitions, private equity, and leveraged finance, and his extensive knowledge of our company and industry.
Fredric D. Rosen has served as a member of our Board since September 2015. He has served as president and CEO of Red Carpet Entertainment Corp., an entertainment start-up company, since 2017. Mr. Rosen previously served as co-CEO of Outbox Enterprises, LLC (an entertainment company then comprising Outbox Technology, Cirque du Soleil and Anschutz Entertainment Group), chairman and CEO of Stone Canyon Entertainment, and president and CEO of Ticketmaster Group. Mr. Rosen is a director of, chairman of the audit committee, and member of the compensation committee of Platinum Eagle Acquisition Corp., a Nasdaq-listed special purpose acquisition company. He is also a director of Exari Group, Inc., a provider of cloud-based software for contract management, and Red Carpet Entertainment Corp., and he is a member of the Board of Governors of

Cedars-Sinai Medical Center. Mr. Rosen’s qualifications to serve on our Board include, among others, his experience as an executive and director of public and private companies, and his experience leading and operating growth-oriented businesses.
Jeff Sagansky has served as a member of our Board since June 2015. He has served as the chairman and CEO of Platinum Eagle Acquisition Corp., a Nasdaq-listed special purpose acquisition company, since December 2017. Mr. Sagansky served as our president and CEO from August 2015 until November 2017, and from July 2013 until March 2015, he served as president of Silver Eagle Acquisition Corp., a special purpose acquisition company that invested in Videocon d2h, a Nasdaq-listed direct-to-home pay-television service provider in India. From February 2011 until February 2013, Mr. Sagansky served as president of Global Eagle Acquisition Corp., a special purpose acquisition company that formed Global Eagle Entertainment Inc., a Nasdaq-listed provider of in-flight entertainment and connectivity. Mr. Sagansky was a director and member of the audit and nominating and governance committees of Scripps Network Interactive, Inc., a Nasdaq-listed content developer for television, the internet and emerging platforms, from July 2008 until March 2018, and he was a director and member of the audit and compensation committees of Starz, Inc., a NYSE-listed multichannel provider of subscription video programming, from January 2013 until December 2016. He is also a director and member of the audit committee of Videocon d2h Limited, a director and member of the audit and compensation committees of Global Eagle Entertainment Inc., and chairman of Hemisphere Capital Management, a private motion picture and television finance company. Mr. Sagansky’s qualifications to serve on our Board include, among others, his experience with mergers, acquisitions and capital raising, and his significant experience as a director of public and private companies.
Audit Committee
The audit committee’s primary responsibilities are to monitor (i) the integrity of our financial reporting process and internal control system; (ii) the independence and performance of the independent registered public accounting firm; and (iii) the disclosure controls and procedures established by management.
The members of our audit committee are Mark Bartlett (chair), Gerard Holthaus, and Fredric Rosen. The Board has determined that each member of our audit committee is independent and otherwise qualifies as an audit committee member under the applicable SEC rules and Nasdaq listing requirements. In addition, the Board has determined that Mr. Bartlett is a “audit committee financial expert” within the meaning stipulated by the SEC, based upon the education and experience described in his biography. Our audit committee charter may be found on our website at https://investors.willscot.com/corporate-governance/governance-overview.
Codes of Conduct and Ethics / Corporate Governance Guidelines
We have adopted a Code of Business Conduct and Ethics (“Code of Business Conduct”) that applies to our officers, directors and employees; a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (“Code of Ethics”), which supplements our Code of Business Conduct and applies to our CEO, principal financial officer, principal accounting officer and controller; and, corporate governance guidelines. These codes and guidelines are available on our website at https://investors.willscot.com/corporate-governance/governance-overview. If the Board grants any waiver under our Code of Business Conduct to any director, executive officer or senior financial officer, or we make any substantive amendment to the Code of Ethics or grant any waiver thereunder to a covered officer, we will promptly disclose the nature of the applicable waiver or amendment on our website
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us (and, with respect to our directors and executive officers, written representations that no other reports were required) during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.
Board’s Role in Risk Oversight
The Board has oversight for risk management with a focus on the most significant risks facing the company, including strategic, operational, financial and legal compliance risks. The Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include an enterprise risk management program, regular internal management disclosure and compliance committee meetings, code of business conduct, quality standards and processes, an ethics and compliance office and comprehensive internal audit processes. The Board’s risk oversight role also includes the selection and oversight of the independent auditors. The Board implements its risk oversight function both as a full Board and through delegation to Board committees, which meet regularly and report back to the full Board. The Board has delegated the oversight of specific risks to Board committees that align with their functional responsibilities.
Meetings of Independent Directors
Our independent directors meet in closed (executive) sessions, without the presence of management. The Chairman of the Board chairs the meetings of the independent directors, which coincide with regular meetings of the Board.

Communications with the Board
Stockholders and other interested parties may communicate with any of our directors, our Board as a group, our independent directors as a group or any Board committee as a group by sending such communications to the Corporate Secretary to be forwarded to the named director, Chair of the Board, independent directors, or committee chair, as applicable. Correspondence should be addressed to the attention of Bradley Bacon, General Counsel & Corporate Secretary, 901 S. Bond Street, Suite 600, Baltimore, Maryland 21231. Communications are distributed to the Board, or to individual director or directors as appropriate, depending on the fact and circumstances outlined in the communication. The Corporate Secretary may ignore communications that he or she determines to be of a commercial or frivolous nature or otherwise inappropriate for Board consideration.

ITEM 11.	Executive Compensation
We are an “emerging growth company,” as defined in Section 101(a)(19)(C) of the JOBS Act. As an emerging growth company, we are not required under SEC rules to include a Compensation Discussion and Analysis section in this Item 11 and have elected to comply with reduced compensation disclosure requirements, as permitted under the JOBS Act.
Summary Compensation Table
The following table shows for the fiscal years ended December 31, 2017 and 2016, compensation awarded or paid to, or earned by, our CEO and two other most highly compensated executive officers at December 31, 2017. We refer to these individuals as our named executive officers (“NEOs”).

Name and Principal Position	Year	Salary ($)(2)	Bonus ($) (3)	Non-Equity Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
Bradley L. Soultz President & Chief Executive Officer	2017	$404,367	$225,000	$430,597	1,629,632(5)	$2,689,596
	2016	$367,533	$75,000	$36,984	$40,999	$520,516

Timothy D. Boswell Chief Financial Officer	2017	$298,308	$225,000	$184,627	449,119(5)	$1,157,054
	2016	$274,151	$50,000	$89,205	$36,376	$449,732

Bradley L. Bacon Vice President, General Counsel & Corporate Secretary	2017	$95,625	$30,000	$—	94,203(6)	219,828

(1)
Jeff Sagansky served as our president and CEO from August 6, 2015 until the consummation of the Business Combination, and James A. Graf served as our vice president, chief financial officer and treasurer from July 1, 2015 until the consummation of the Business Combination. These former NEOs are omitted from the table because they did not receive any compensation from us in 2017 or 2016.

Reported amounts include payments made by WSII prior to the consummation of the Business Combination. In 2016, Mr. Bacon was not an employee of our company or WSII. Messrs. Soultz, Boswell and Bacon each became an NEO upon consummation of the Business Combination.

(2)
Amounts in this column represent the dollar value of base salary paid to our NEOs. On November 29, 2017, the base salary of Messrs. Soultz and Boswell increased upon the completion of the Business Combination and the effectiveness of their new employment agreements.

(3)
Amounts in this column represent discretionary bonuses, retention bonuses and signing bonuses. In 2017, Messrs. Soultz and Boswell received a $225,000 discretionary bonus, and Mr. Bacon received a $30,000 signing bonus upon accepting WSII’s offer of employment. In 2016, Mr. Soultz and Mr. Boswell received a retention bonus of $75,000 and $50,000, respectively.

(4)
Amounts in this column represent payments under WSII’s short- and medium-term performance based incentive compensation plans. Because recipients must be employees at the time performance is measured under these cash incentive compensation plans, recipients earn amounts under the plans in the year in which performances are measured and payments are made. In 2017, Mr. Soultz was paid $352,597 and $78,000 under WSII’s annual performance-based short-term cash incentive plan (“STIP”) and WSII’s three-year performance-based medium-term cash incentive plan (“MTIP”), respectively. In 2017, Mr. Boswell was paid $149,527 and $35,100 under the STIP and the MTIP, respectively. The STIP payments represent amounts earned under performance-based grants awarded in 2016, and the MTIP payments represent amounts earned over a 3-year performance period under grants awarded in 2014.

In 2016, Mr. Soultz was paid $36,984 under the STIP. In 2016, Mr. Boswell was paid $59,730 and $29,475 under the STIP and MTIP, respectively. The STIP payments represent amounts earned under performance-based grants awarded in 2015, and the MTIP payment represent an amount earned over a 3-year performance period under a grant awarded in 2013.

(5)
Reported amount includes, among other items, (a) $1,588,470 and $410,589 paid to Mr. Soultz and Mr. Boswell, respectively, upon completion of the Business Combination under the Williams Scotsman, Inc. Change in Control Plan (“COC Plan”), which effectively bought out their participation in two long-term incentive compensation plans maintained by the Algeco Group; (b) an auto allowance; (c) employer contributions under our 401(k) plan and health savings accounts; and (d) premiums for life and supplemental individual disability insurance.

(6)
Mr. Bacon relocated to join our company and received benefits under our executive relocation plans and policies. These benefits included temporary housing, a cost of living allowance, relocation costs, and other miscellaneous expenses. The reported amount includes, among other items, (a) $60,183 of taxable relocation benefits and $27,758 of associated tax gross-up; (b) an auto allowance; (c) employer contributions under our 401(k) plan and health savings accounts; and (d) premiums for life and supplemental individual disability insurance.

Employment Arrangements
The employment arrangements we have with our NEOs are summarized below.
Bradley L. Soultz, President and Chief Executive Officer
On November 29, 2017, we entered into an employment agreement with Mr. Soultz. The agreement provides for an initial employment term of 36 months, with automatic successive one year extensions after the end of the initial term, unless either party provides a non-renewal notice to the other party at least 120 days before the expiration of the initial term or the renewal term, as applicable. Mr. Soultz’s agreement provides for an annual base salary of $600,000, along with a short-term incentive target of $798,000 (133% of annual salary) and a long-term incentive annual allocation of $1,000,000 (125% of annual short-term incentive target) comprised of 50% time-vested options and 50% restricted stock vesting ratably over four years. Upon completion of the Business Combination, Mr. Soultz became entitled to certain additional benefits, including a $1,600,000 one-time grant of 50% time vested stock options and 50% restricted stock. The agreement also includes a 12 month non-competition and non-solicitation provision.
If Mr. Soultz’s employment is terminated other than for cause, he will be entitled to 12 months base salary plus a pro-rata bonus for the year of termination, based on actual performance plus accrued and unpaid benefits and health insurance continuation for the severance period. If his employment is terminated other than for cause, within the first year of either his initial long-term incentive grant of $1,600,000 or his first annual long-term incentive grant of $1,000,000, a minimum of 25% of the respective grant will vest. In the event of a change of control, if Mr. Soultz is terminated other than for cause within 12 months of such change of control, he will be entitled to 150% of his base salary, his target annual incentive award and a pro rata portion of his target bonus as well as a continuation of his health insurance for the severance period and vesting of any unvested equity awards.
Timothy D. Boswell, Chief Financial Officer
On November 29, 2017, we entered into an employment agreement with Mr. Boswell. The agreement provides for an initial employment term of 36 months, with automatic successive one year extensions after the end of the initial term, unless either party provides a non-renewal notice to the other party at least 120 days before the expiration of the initial term or the renewal term, as applicable. Mr. Boswell’s agreement provides for an annual base salary of $375,000, along with a short-term incentive target of $225,000 (60% of annual salary) and a long-term incentive annual allocation of $300,000 (133% of short-term incentive target) comprised of 50% time-vested options and 50% restricted stock vesting ratably over four years. Upon completion of the Business Combination, Mr. Boswell became entitled to certain additional benefits including a $500,000 one-time grant of 50% time vested stock options and 50% restricted stock. The agreement also includes a 12 month non-competition and non-solicitation provision.
If Mr. Boswell’s employment is terminated other than for cause, he will be entitled to 12 months base salary plus a pro rata bonus for the year of termination based on actual performance plus accrued and unpaid benefits and health insurance continuation for the severance period. If his employment is terminated other than for cause, within the first year of either his initial long-term incentive grant of $500,000 or his first annual long-term incentive grant of $225,000, a minimum of 25% of the respective grant will vest. In the event of a change of control, if Mr. Boswell is terminated other than for cause within 12 months of such change of control, he will be entitled to his full base salary plus target annual incentive awards, his pro rata target bonus and health insurance continuation for the severance period, along with vesting of any unvested equity awards.
Bradley L. Bacon, Vice President, General Counsel and Corporate Secretary
On August 28, 2017, we entered into an employment letter with Mr. Bacon. His employment is ‘‘at will,’’ and his employment letter does not include a specific term. Mr. Bacon’s letter provides for an annual base salary of $292,500, along with a short-term incentive target of $175,500 (60% of annual salary) and a long-term incentive annual allocation of $175,500 (100% of short-term incentive target). He also received a $30,000 signing bonus and, upon the commencement of our long-term incentive compensation plan, Mr. Bacon became entitled to receive an initial award equal to $175,500.
If Mr. Bacon’s employment is terminated other than for cause, he is entitled to 12 months’ base salary plus the value of the accrued short-term incentive plan for the year of termination based on actual performance plus accrued and unpaid benefits and health insurance continuation for the severance period.
Director Compensation
We did not compensate our directors in fiscal 2017. In December 2017, the Compensation Committee of our Board recommended for adoption, and our Board adopted, an annual compensation package for non-executive directors comprised of:

Position	Cash Retainer	Restricted Stock (one year vesting)
Non-Executive Chair	$250,000	$250,000
All Other Non-Executive Directors	$75,000	$100,000
Committee Chair Stipend
Audit	$20,000	$—
Compensation	$15,000	$—
Nominating and Corporate Governance	$10,000	$—
We believe that this compensation package allows us to attract and retain qualified and experienced individuals to serve as non-executive directors and to align our directors’ interests with those of our stockholders.

Compensation Committee Interlocks and Insider Participation
The members of our compensation committee are Gerard Holthaus (chair), Stephen Robertson, Fredric Rosen, and Jeff Sagansky. No member of the compensation committee of our Board serves as, or in the prior three years has served as, one of our officers or employees, except that Jeff Sagansky served as our president and CEO prior to the Business Combination. None of our executive officers serves as, or in the prior three years has served as, as a member of the board or compensation committee of any other company that has an executive officer serving as a member of our Board or the compensation committee of our Board.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
A description of our equity compensation plans approved by our shareholders is included in Note 1 to the accompanying consolidated financial statements.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a) (c)
Equity compensation plans approved by WillScot’s stockholders	—	—	4,000
Equity compensation plans not approved by WillScot’s Stockholders (2)	—	—	—
Totals	—	—	4,000
Beneficial Ownership
The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2018, by each person who is the beneficial owner of more than 5% of our common share; each of our executive officers and directors; and all executive officers and directors as a group. The beneficial ownership of our common stock is based on 84,644,774 Class A shares and 8,024,419 Class B shares issued and outstanding, as of March 1, 2018.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all common shares beneficially owned by them. To our knowledge, no common shares beneficially owned by any executive officer, director or director nominee have been pledged as security.

	Class A Common Stock			Class B Common Stock
Name and Address of Beneficial Owner	Number of Shares		%	Number of Shares	%
Directors and Executive Officers[1]
Bradley L. Soultz	—		*	—	*
Timothy D. Boswell	—		*	—	*
Bradley L. Bacon	—		*	—	*
Sally J. Shanks	—		*	—	*
Gerard Holthaus	300,000		*	—	*
Gary Lindsay	—		*	—	*
Stephen Robertson[2,5]	46,375,151	`	54.8%	8,024,419	100%
Mark Bartlett	—		*	—	*
Jeff Sagansky[3]	4,814,375		5.7%	—	*
Fredric D. Rosen[4]	860,000		1.0%	—	*
All executive officers and directors as a group	52,349,526		61.8%	8,024,419	100%

Five Percent Holders
Sapphire Holding S.à r.l.[5]	46,375,151		54.8%	8,024,419	100%
Wellington Management Group LLP[6]	8,580,765		9.9%	—

* Less than one percent

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options or warrants that are currently exercisable or exercisable within 60 days. Unless otherwise noted, the business address of each of the stockholders listed above is 901 S. Bond Street, Suite 600, Baltimore, Maryland 21231.

(2)
TDR Capital manages TDR Capital II Holdings, L.P. (“TDR Capital II”), the investment fund which is the ultimate beneficial owner of Sapphire. TDR Capital controls all of the TDR Capital II’s voting rights in respect of its investments and no one else has equivalent control over the investments. TDR Capital II’s investors are passive investors (as they are limited partners) and no investor directly or indirectly beneficially owns 20% or more of the shares or voting rights through their investment in the fund. TDR Capital is run by its board and investment committee which consists of the partners of the firm. Mr. Robertson may be deemed to beneficially own the securities held by Sapphire through his ability to either vote or direct the vote of the securities or dispose or direct the disposition of the securities, either through his role at TDR Capital II, contract, understanding or otherwise. Mr. Robertson disclaims beneficial ownership of such securities, except to the extent of his pecuniary interests therein.

(3)
Represents 30,000 Class A shares held by Mr. Sagansky and 4,784,375 Class A shares held by DEAL, over which Mr. Sagansky has voting and investment power. With respect to DEAL’s shares, the reported beneficial ownership (a) assumes 3,231,250 Class A shares deposited by DEAL into escrow pursuant to the Earnout Agreement and Escrow Agreement are released to DEAL and (b) does not include any Class A shares underlying 7,275,000 warrants held by DEAL that are restricted and subject to potential transfer to Sapphire under the Earnout Agreement. Mr. Sagansky disclaims beneficial ownership of the shares held by DEAL except to the extent of his pecuniary interest therein.

(4)
Represents 25,000 Class A shares held by Mr. Rosen, 625,000 Class A shares underlying 1,250,000 warrants held by Mr. Rosen, 10,000 Class A shares underlying 20,000 warrants held by Mr. Rosen’s wife, 100,000 Class A shares underlying 200,000 warrants held by the Sara L. Rosen Trust, and 100,000 Class A shares underlying 200,000 warrants held by the Samuel N. Rosen 2015 Trust. Mr. Rosen is a trustee of the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust. Mr. Rosen disclaims beneficial ownership of the securities held by the Sara L. Rosen Trust and the Samuel N. Rosen 2015 Trust.

(5)
According to a Schedule 13D/A filed with the SEC on January 23, 2018 on behalf of Sapphire, TDR Capital II, TDR Capital, Manjit Dale, and Mr. Robertson (the “TDR Group”), the TDR Group has beneficial ownership over the reported shares. TDR Capital II is the sole equity holder of Sapphire, TDR Capital manages TDR Capital II, and Messrs. Dale and Robertson are founding partners of TDR Capital. The reported beneficial ownership does not assume (a) an exchange of 8,024,419 shares of WS Holdings' common stock, par value $0.0001 per share, into any Class A shares pursuant to the Exchange Agreement, and (b) a corresponding reduction of our Class B shares upon an exchange of WS Holdings' common stock into Class A shares. The mailing address of this stockholder is c/o TDR Capital, 20 Bentinick Street, London, UK W1U 2EU.

(6)
According to a Schedule 13G/A filed with the SEC on February 8, 2018 on behalf of Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP (collectively, “Wellington”), Wellington has beneficial ownership over the shares reported. The business address of this stockholder is 280 Congress Street, Boston, MA 02210.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Review and Approval of Related Person Transactions
Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). In November 2017, our Board adopted a written policy on related person transactions that establishes the policies and procedures for the review and approval or ratification of related person transactions.
A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers, directors or director nominees;

•	any person who is known by us to be the beneficial owner of more than five percent (5%) of our voting stock;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of our voting stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

The audit committee of our Board has the responsibility to review related party transactions.
Related Person Transactions
In the ordinary course of business, we enter into commercial transactions to receive consulting and advisory services, from time to time, from companies for which our directors may serve as non-executive directors. All of those transactions have been approved by the audit committee of our board. We consider these transactions to be arm’s length and except for Mr. Robertson’s and Mr. Lindsay’s respective pecuniary interests in TDR Capital, we do not believe that the directors had or have any material direct or indirect pecuniary or other interests in such engagements.
Below is summary of transactions since January 1, 2017 in which we have participated in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock or any members of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation.”
Subscription Agreement
On November 29, 2017, we entered into the Subscription Agreement under which Sapphire purchased 43,568,901 shares of our Class A common stock at a price of $9.60 per share, for a total purchase price of $418.3 million. See Note 2 of Part II, Item 8 for additional information on the Subscription Agreement.
Registration Rights Agreement
On November 29, 2017, we entered into the Registration Rights Agreement with Sapphire and certain other parties under which we granted to Sapphire and the initial investors certain demand, shelf and piggyback registration rights covering all of our Class A shares owned by each holder, until such shares cease to be registrable securities. See Note 2 of Part II, Item 8 for additional information on the Registration Rights Agreement.
Earnout Agreement
On November 29, 2017, we entered into the Earnout Agreement with Sapphire and the Founders under which 12,425,000 Class A shares held by the Founders were placed in escrow and 14,550,000 of our warrants owned by certain Founders were deemed restricted, in each case, to be released upon the occurrence of certain triggering events. See Note 2 of Part II, Item 8 for additional information on the Earnout Agreement.
Escrow Agreement
On November 29, 2017, we entered into the Escrow Agreement with the Founders, Sapphire and Continental Stock Transfer & Trust Company, as escrow agent. The agreement restricts the escrow shares in an escrow account until such time as they are to be released under the Earnout Agreement. See Note 2 of Part II, Item 8 for additional information on the Escrow Agreement.

Equity Commitment Letter
On November 6, 2017, we entered into an amended equity commitment letter (the “Equity Commitment Letter”) with TDR Capital II, pursuant to which TDR Capital II committed to invest up to $500.0 million in our company to fund (i) a portion of the cash consideration payable to WSII’s prior owners in the Business Combination and certain transaction costs and expenses related thereto, and (ii) certain acquisitions following the Business Combination. Through Sapphire, TDR Capital invested $418.3 million through Sapphire’s purchase of Class A shares under the Subscription Agreement in conjunction with the closing of the Business Combination. If we elect to utilize any of the remaining commitment ($81.7 million), we would do so by issuing new Class A shares to TDR Capital II or its affiliates at a price of $10 per share. Unless extended in its sole discretion, TDR Capital II’s obligation expires automatically upon the earlier of November 29, 2018 and the date on which the $500.0 million commitment has been utilized.
Transition Services Agreement
On November 29, 2017, we entered into the TSA with WS Holdings, WSII, and Algeco Global, which is controlled by TDR Capital. The TSA is designed to ensure an orderly transition of WSII’s business and effectuate a carve-out transaction in which the Remote Accommodations Business was transferred to other members of the Algeco Group prior to the completion of the Business Combination. Under the TSA, each party will provide or cause to be provided to the other party or its affiliates certain services, use of facilities and other assistance on a transitional basis.
Shareholders Agreement
On November 29, 2017, we entered into the Shareholders Agreement with the Sellers relating to our ownership interests in the WS Holdings. The agreement contains pre-emptive rights to permit WS Holdings’ minority owner to avoid dilution and maintain its aggregate percentage ownership of WS Holdings on a fully diluted basis upon any future issuance of any additional shares of our company or WS Holdings for cash. Among other things, it also (i) contains customary tag along and drag along provisions and protective provisions for WS Holdings’ minority owner, (ii) provides that WS Holdings’ minority owners cannot, prior to November 29, 2018, transfer their shares of WS Holdings except to certain permitted transferees, (iii) grants to us a right of first refusal to purchase the shares of WS Holdings not owned by us, except for transfers or exchanges permitted under the Exchange Agreement, and (iv) contains transfer restrictions regarding the shares of our Class B common stock. See Note 2 of Part II, Item 8 for additional information on the Shareholders Agreement.
Exchange Agreement
On November 29, 2017, we entered into the Exchange Agreement with the Sellers. Subject to the pre-emptive rights set forth in the Shareholders Agreement, the Exchange Agreement provides that WS Holdings common stock may be subject to downward adjustment by the issuance of additional WS Holdings common stock to us for (i) issuances of our Class A shares, or any securities convertible or exchangeable into our Class A shares, after November 29, 2017 or (ii) capital contributions from us. Among other things, the agreement provides that at any time before November 29, 2022, the Sellers and their permitted transferees have the right, but not the obligation, to exchange all, but not less than all, of their shares of WS Holdings common stock into newly issued shares of our Class A common stock in a private placement transaction. The exchange ratio for converting WS Holdings common stock into our Class A shares will be agreed upon by a special committee, taking into account the average trading price of our Class A shares over a 20 day trading period and the aggregate ownership percentage of the Sellers or their permitted transferees of the issued and outstanding WS Holdings common stock at the time of the exchange. Upon such exchange, we will automatically redeem for no consideration all of the shares of our Class B common stock held by the Sellers or their permitted transferees. See Note 2 of Part II, Item 8 for additional information on the Exchange Agreement.
Indemnification Agreements
On November 29, 2017, we entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements provide for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to our company or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.
Employment Agreement
On April 1, 2010, WSII entered into employment agreement with our non-executive chairman, Gerard Holthaus, under which he was compensated on annual basis as a part-time employee and as chairmen of the boards of directors of WSII and certain of its affiliated controlled by TDR Capital. Mr. Holthaus was paid a salary of $200,000, was eligible for an annual performance bonus ($500,000 target), and received perks and benefits consistent with those offered to other WSII executives. In 2017, WSII paid $1,485,598 to Mr. Holthaus for salary and bonuses under the employment agreement. This amount included an accelerated payment of two years of performance bonuses (paid out at target), $744,167 of which was indirectly funded by A/S Holding, in accordance with the terms of a separation and release agreement between Mr. Holthaus and A/S Holding. The employment agreement was terminated on November 29, 2017.
Director Independence
Nasdaq listing standards require that a majority of our Board must be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
Our Board annually makes an affirmative determination regarding the independence of each director based upon the recommendation of the Board’s nominating and corporate governance committee and per the standards in our Corporate Governance Guidelines, which may be found on our website at https://investors.willscot.com/corporate-governance/governance-overview. Applying these standards, the Board has affirmatively determined that Messrs. Bartlett, Holthaus, Rosen and Sagansky are “independent directors.”
In making this determination, the Board considered the following, among other factors: the ownership positions and contractual arrangements of our Board members and their affiliates with our company, both prior to and following the Business Combination; the corporate governance and other policies adopted by the Board to help avoid conflicts and potential conflicts of interest; the contractual arrangements and annual payments between our company and other companies upon which our directors also serve as directors (e.g., FTI Consulting); and, the alignment of the long-term interests of the stockholders that appointed our Board members with the long-term interests of our other stockholders.

ITEM 14.	Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Change
On November 29, 2017, our Board approved the dismissal of WithumSmith+Brown, PC (“Withum”) as our independent registered public accounting firm. We communicated to Withum the Board’s decision on November 29, 2017. The reports of Withum on our financial statements as of and for the two most recent fiscal years (ended December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles except as follows: such audit report contained an explanatory paragraph in which Withum expressed substantial doubt as to our ability to continue as a going concern if we did not complete a business combination by September 16, 2017.
During our two most recent fiscal years (ended December 31, 2016 and December 31, 2015) and the subsequent interim period through November 29, 2017, there were no disagreements between us and Withum on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused it to make reference to the subject matter of the disagreements in its reports on our financial statements for such years.
During our two most recent fiscal years (ended December 31, 2016 and December 31, 2015) and the subsequent interim period through November 29, 2017, there were no “reportable events” as defined in SEC rules.
We provided Withum with a copy of the foregoing disclosures and Withum furnished us with a letter addressed to the SEC stating it agrees with the statements made by us set forth above.
On November 29, 2017, the Board approved the engagement of Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm for the fiscal year ending December 31, 2017, effective November 29, 2017 upon the completion of E&Y’s independence review. During our two most recent fiscal years (ended December 31, 2016 and December 31, 2015) and the subsequent interim period through November 29, 2017, neither we, nor anyone on our behalf consulted with E&Y, on behalf of us, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement,” or a “reportable event,” as defined SEC rules.
Independent Registered Public Accounting Firm Fee Information
Fees for professional services provided by our independent auditor included the following:

	Ernst & Young LLP		WithumSmith+Brown, PC
	2016	2017	2016	2017
Audit (a)	$—	$3,819,843	$59,000	$72,000
Audit Related	$—	$—	$—	$—
Tax Compliance	$—	$28,490	$—	$—
Tax Planning	$—	$16,390	$—	$—
All Other	$—	$—	$—	$—
(a) Includes $1.450 million for services rendered in 2017 related to the WSII financial statement audit as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016, which were prepared to facilitate the Business Combination.
Audit Fees & Approval Process
The audit committee of our Board pre-approves all audit and non-audit services to be performed by the independent auditors in compliance with the Sarbanes-Oxley Act and the SEC rules regarding auditor independence. These services may include audit services, audit-related services, tax services and all other services. Proposed services may either be pre-approved without consideration of specific case-by-case services by the audit committee or require the specific pre-approval of the audit committee. Unless a type of service has received general pre-approval, it will require specific pre-approval if it is to be provided by E&Y. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval.
Pre-approval fee levels or budgeted amounts for all services to be provided by E&Y are established annually by the audit committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the audit committee. It may delegate either type of approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee has delegated to its chair the authority to pre-approve any permissible non-audit services with a fee of $50,000 or less.

Prior to the Business Combination, all of the services listed in the table above were approved by (i) with respect to Withum, the audit committee of our Board, and (ii) with respect to E&Y, the audit committee of WSII’s prior owner. Following the Business Combination, all of the services were approved by the audit committee of our Board or, if applicable, the audit committee chair.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
Consolidated Financial Statements
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description
2.1
Stock Purchase Agreement dated August 21, 2017 among Double Eagle Acquisition Corp., Williams Scotsman Holdings Corp., Algeco Scotsman Global S.á r.l. and Algeco Scotsman Holdings Kft., dated as of August 21, 2017 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 21, 2017)

2.2
Amendment to the Stock Purchase Agreement dated September 6, 2017 among Double Eagle Acquisition Corp., Williams Scotsman Holdings Corp., Algeco Scotsman Global S.á r.l. and Algeco Scotsman Holdings Kft. (incorporated by reference to Exhibit 2.2 of the Company’s Form S-4, filed September 6, 2017).

2.3
Second Amendment to the Stock Purchase Agreement dated November 6, 2017 among Double Eagle Acquisition Corp., Williams Scotsman Holdings Corp., Algeco Scotsman Global S.á r.l. and Algeco Scotsman Holdings Kft. (incorporated by reference to Exhibit 2.3 of Amendment No. 3 to the Company’s Form S-4, filed November 6, 2017).

2.4
Membership Interest Purchase Agreement dated December 11, 2017 by and between Acton Resources Holdings LLC and Williams Scotsman International, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 13, 2017)

3.1	Certificate of Incorporation of WillScot Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed December 5, 2017)
3.2
Certificate of Ownership and Merger of WillScot Sub Corporation into Double Eagle Acquisition Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, filed on December 21, 2017)

3.3	Bylaws of WillScot Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 5, 2017)
4.1	Specimen Class A Common Stock Certificate
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed August 13, 2015)
4.3
Warrant Agreement dated as of September 10, 2015 between Double Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed September 16, 2015)

4.5
Indenture dated November 29, 2017, by and among Williams Scotsman International, Inc., the Note Guarantors and the Deutsche Bank Trust Company Americas as Trustee and Collateral Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 5, 2017)

4.6
Form of Global Note evidencing Williams Scotsman International, Inc.’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed December 5, 2017)

4.7
Supplemental Indenture dated February 15, 2018, by and among Williams Scotsman International, Inc., the Guarantors party thereto, and Deutsche Bank Trust Company Americas as Trustee and Collateral Agent

10.1
Private Placement Warrant Purchase Agreement dated September 10, 2015 among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC, Harry E. Sloan, Dennis A. Miller, James M. McNamara, Fredric D. Rosen, the Sara L. Rosen Trust, the Samuel N. Rosen 2015 Trust and the Fredric D. Rosen IRA, (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed September 16, 2015)

10.2
Registration Rights Agreement dated as of September 10, 2015 among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.3
ABL Credit Agreement dated November 29, 2017 by and among Williams Scotsman International, Inc., Willscot Equipment II, LLC, Williams Scotsman of Canada, Inc., the Williams Scotsman Holdings Corp., and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 5, 2017)

10.4
Subscription Agreement dated November 29, 2017 by and between WillScot Corporation and Sapphire Holding S.á r.l. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 5, 2017)

10.5
Earnout Agreement dated November 29, 2017 by and among Sapphire Holding S.á r.l., Double Eagle Acquisition LLC and Harry E. Sloan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 5, 2017)

10.6
Escrow Agreement dated November 29, 2017 by and among WillScot Corporation, Sapphire Holding S.á r.l., Double Eagle Acquisition LLC and Harry E. Sloan and the escrow agent named therein (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed December 5, 2017)

10.7
Amended and Restated Registration Rights Agreement dated November 29, 2017 by and among WillScot Corporation, Sapphire Holding S.á r.l., Algeco/Scotsman Holdings S.á r.l., Double Eagle Acquisition LLC and the other parties named therein (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed December 5, 2017)

10.8
Shareholders Agreement dated November 29, 2017 by and among WillScot Corporation, Williams Scotsman Holdings Corp., Algeco Scotsman Global S.á r.l., and Algeco Scotsman Holdings Kft. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed December 5, 2017)

10.9
Exchange Agreement dated November 29, 2017 by and among WillScot Corporation, Williams Scotsman Holdings Corp., Algeco Scotsman Global S.á r.l., and Algeco Scotsman Holdings Kft. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed December 5, 2017)

10.10
Equity Commitment Letter between Double Eagle Acquisition Corp. and TDR Capital II Holdings L.P., dated as of August 21, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed November 9, 2017)

10.11
Amended Equity Commitment Letter among Double Eagle Acquisition Corp. and TDR Capital II Holdings L.P., dated as of November 6, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed November 9, 2017)

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed December 5, 2017)
10.13	WillScot 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed December 5, 2017)
10.14	Employment Agreement with Bradley L. Soultz (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed December 5, 2017)
10.15	Employment Agreement with Timothy D. Boswell (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K, filed December 5, 2017)
10.16	Employment Letter with Bradley L. Bacon (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K, filed December 5, 2017)
10.17	Employment Letter with Sally Shanks dated August 23, 2017
14.1
Code of Ethics for the Chief Executive Officer and Senior Financial Officers, effective November 29, 2017 (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K, filed December 5, 2017)

21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WillScot Corporation

		By:	/s/ BRADLEY L. BACON
Dated:	March 16, 2018		Bradley L. Bacon
Vice President, General Counsel & Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY L. SOULTZ	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018
Bradley L. Soultz

/s/ TIMOTHY D. BOSWELL	Chief Financial Officer (Principal Financial Officer)	March 16, 2018
Timothy D. Boswell

/s/ SALLY J. SHANKS	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2018
Sally J. Shanks

/s/ GERARD E. HOLTHAUS	Chairman of the Board	March 16, 2018
Gerard E. Holthaus

/s/ MARK S. BARTLETT	Director	March 16, 2018
Mark S. Bartlett

/s/ GARY LINDSAY	Director	March 16, 2018
Gary Lindsay

/s/ STEPHEN ROBERTSON	Director	March 16, 2018
Stephen Robertson

/s/ FREDRIC D. ROSEN	Director	March 16, 2018
Fredric D. Rosen

/s/ JEFF SAGANSKY	Director	March 16, 2018
Jeff Sagansky