Form 10-Q
period 2018-03-31
WillScot Corp
filed 2018-05-04
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock, par value $0.0001 per share, outstanding: 84,644,774 shares at May 1, 2018.
Shares of Class B common stock, par value $0.0001 per share, outstanding: 8,024,419 shares at May 1, 2018.

WILLSCOT CORPORATION
Quarterly Report on Form 10-Q

PART I

ITEM 1.	Financial Statements
WillScot Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2018 (unaudited)	December 31, 2017

Assets
Cash and cash equivalents	$2,861	$9,185
Trade receivables, net of allowances for doubtful accounts at March 31, 2018 and December 31, 2017 of $5,659 and $4,845, respectively	94,377	94,820
Inventories	10,336	10,082
Prepaid expenses and other current assets	13,518	13,696
Total current assets	121,092	127,783
Rental equipment, net	1,065,988	1,040,146
Property, plant and equipment, net	82,944	83,666
Goodwill	32,972	28,609
Intangible assets, net	126,059	126,259
Other non-current assets	3,418	4,279
Total long-term assets	1,311,381	1,282,959
Total assets	$1,432,473	$1,410,742
Liabilities
Accounts payable	46,887	57,051
Accrued liabilities	41,508	48,912
Accrued interest	8,723	2,704
Deferred revenue and customer deposits	48,676	45,182
Current portion of long-term debt	1,884	1,881
Total current liabilities	147,678	155,730
Long-term debt	662,199	624,865
Deferred tax liabilities	119,209	120,865
Deferred revenue and customer deposits	6,038	5,377
Other non-current liabilities	19,250	19,355
Long-term liabilities	806,696	770,462
Total liabilities	954,374	926,192
Commitments and contingencies (see Note 13)
Class A common stock: $0.0001 par, 400,000,000 shares authorized at March 31, 2018 and December 31, 2017; 84,644,774 shares issued and outstanding at both March 31, 2018 and December 31, 2017	8	8
Class B common stock: $0.0001 par, 100,000,000 shares authorized at March 31, 2018 and December 31, 2017; 8,024,419 shares issued and outstanding at both March 31, 2018 and December 31, 2017	1	1
Additional paid-in-capital	2,122,047	2,121,926
Accumulated other comprehensive loss	(51,798)	(49,497)
Accumulated deficit	(1,640,466)	(1,636,819)
Total shareholders' equity	429,792	435,619
Non-controlling interest	48,307	48,931
Total equity	478,099	484,550
Total liabilities and equity	$1,432,473	$1,410,742
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2018	2017
Revenues:
Leasing and services revenue:
Modular leasing	$97,262	$68,987
Modular delivery and installation	26,250	19,004
Sales:
New units	7,428	5,486
Rental units	3,811	5,844
Total revenues	134,751	99,321
Costs:
Costs of leasing and services:
Modular leasing	27,162	19,102
Modular delivery and installation	25,521	18,133
Costs of sales:
New units	4,987	3,720
Rental units	2,315	3,708
Depreciation of rental equipment	23,845	16,720
Gross Profit	50,921	37,938
Expenses:
Selling, general and administrative	45,214	32,761
Other depreciation and amortization	2,436	1,941
Restructuring costs	628	284
Currency losses (gains), net	1,024	(2,002)
Other (income) expense, net	(2,845)	130
Operating income	4,464	4,824
Interest expense	11,719	24,661
Interest income	—	(2,584)
Loss from continuing operations before income tax	(7,255)	(17,253)
Income tax benefit	(420)	(4,869)
Loss from continuing operations	(6,835)	(12,384)
Income from discontinued operations, net of tax	—	2,205
Net loss	(6,835)	(10,179)
Net loss attributable to non-controlling interest, net of tax	(648)	—
Total loss attributable to WSC	$(6,187)	$(10,179)

Net (loss) income per share attributable to WSC – basic and diluted
Continuing operations	$(0.08)	$(0.85)
Discontinued operations	$—	$0.15
Net loss per share	$(0.08)	$(0.70)
Weighted average shares
Basic and diluted	77,189,774	14,545,833
Cash dividends declared per share	—	—
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net loss	$(6,835)	$(10,179)
Other comprehensive income:
Foreign currency translation adjustment, net of income tax expense of $148 and $156 for the three months ended March 31, 2018 and 2017, respectively	239	2,681
Comprehensive loss	(6,596)	(7,498)
Comprehensive loss attributable to non-controlling interest	(624)	—
Total comprehensive loss attributable to WSC	$(5,972)	$(7,498)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating Activities:
Net loss	$(6,835)	$(10,179)
Adjustments for non-cash items:
Depreciation and amortization	26,304	26,335
Provision for doubtful accounts	1,633	751
Gain on sale of rental equipment and other property, plant and equipment	(4,491)	(2,034)
Interest receivable capitalized into notes due from affiliates	—	(269)
Amortization of debt discounts and debt issuance costs	1,258	2,983
Share based compensation expense	121	—
Deferred income tax benefit	(420)	(2,593)
Foreign currency adjustments	1,289	(1,886)
Changes in operating assets and liabilities:
Trade receivables	(737)	(841)
Inventories	(20)	304
Prepaid and other assets	840	(4,505)
Accrued interest receivable	—	(2,640)
Accrued interest payable	6,012	14,926
Accounts payable and other accrued liabilities	(22,819)	2,651
Deferred revenue and customer deposits	2,647	2,306
Net cash provided by operating activities	4,782	25,309
Investing Activities:
Acquisition of a business	(24,006)	—
Proceeds from sale of rental equipment	8,128	5,844
Purchase of rental equipment	(32,084)	(24,897)
Lending on notes due from affiliates	—	(32,031)
Proceeds from the sale of property, plant and equipment	523	10
Purchase of property, plant and equipment	(1,000)	(703)
Net cash used in investing activities	(48,439)	(51,777)
Financing Activities:
Receipts from borrowings	37,290	54,797
Receipts on borrowings from notes due to affiliates	—	62,000
Payment of financing costs	—	(10,523)
Repayment of borrowings	—	(15,953)
Principal payments on capital lease obligations	(30)	(374)
Net cash provided by financing activities	37,260	89,947
Effect of exchange rate changes on cash and cash equivalents	73	175
Net change in cash and cash equivalents	(6,324)	63,654
Cash and cash equivalents at the beginning of the period	9,185	6,162
Cash and cash equivalents at the end of the period	$2,861	$69,816

Supplemental Cash Flow Information:
Interest paid	$4,230	$7,663
Income taxes paid, net of refunds received	$780	$296
Capital expenditures accrued or payable	$12,818	$12,634
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Corporation (“WSC” or along with its subsidiaries, the “Company”), is a leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. The Company, whose securities are listed on the Nasdaq Capital Market, serves as the holding company for the Williams Scotsman family of companies. All of the Company’s assets and operations are owned through Williams Scotsman Holdings Corp. (“WS Holdings”). The Company operates and owns 90% of WS Holdings, and an affiliate of TDR Capital LLP (“TDR Capital”) owns the remaining 10%.
The Company was originally incorporated on June 26, 2015 under the name Double Eagle Acquisition Corporation (“Double Eagle”) as a Cayman Islands exempt, special purpose acquisition company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On November 29, 2017, the Company, through its subsidiary, WS Holdings, acquired all of the equity interest of Williams Scotsman International, Inc. (“WSII”), from Algeco Scotsman Global S.à r.l., (together with its subsidiaries, the “Algeco Group”). The Algeco Group is majority owned by an investment fund managed by TDR Capital. As part of the transaction (the “Business Combination”), the Company redomesticated and changed its name to WillScot Corporation. For further information on the organization of the Company, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
WSII engages in the leasing and sale of mobile offices, modular buildings and storage products and their delivery and installation throughout North America. WSII also provided full-service remote workforce accommodation solutions prior to the Business Combination. The remote accommodations business, which consisted of Target Logistics Management LLC (“Target Logistics”) and its subsidiaries and Chard Camp Catering Services (“Chard,” and together with Target Logistics, the “Remote Accommodations Business”), was transferred to another Algeco Group entity prior to consummation of the Business Combination and is presented as discontinued operations in the condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented.
The results of consolidated operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Principles of Consolidation
The condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All intercompany balances and transactions are eliminated.The Business Combination was accounted for as a reverse recapitalization (the "Recapitalization Transaction") in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. Although WSC was the indirect acquirer of WSII for legal purposes, WSII was considered the acquirer for accounting and financial reporting purposes.
As a result of WSII being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” WSII is the predecessor and legal successor to the Company. The historical operations of WSII are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of WSII prior to the Business Combination; (ii) the combined results of the Company and WSII following the Business Combination on November 29, 2017; (iii) the assets and liabilities of WSII at their historical cost; and (iv) WSC’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of WSII in connection with the Business Combination is reflected retroactively to the earliest period presented and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of WSII. WSII’s Remote Accommodations Business was transferred to other Algeco Group members on November 28, 2017 in a transaction under common control and was not included as part of the Business Combination. The operating results of the Remote Accommodations Business, net of tax, for the three months ended March 31, 2017 have been reported as discontinued operations in the condensed consolidated financial statements.

Recently Issued and Adopted Accounting Standards
The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act provided to EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer (as defined under section 2(a) of the Sarbanes-Oxley Act of 2002) is required to comply with such standards. As such, compliance dates included below pertain to non-issuers, and as permitted, early adoption dates for non-issuers are indicated.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which prescribes a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and is effective for annual reporting periods beginning after December 15, 2018. Early adoption for non-public entities is permitted starting with annual reporting periods beginning after December 15, 2016. The core principle contemplated by this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, non-cash considerations, contract modifications and completed contracts at transition.
The Company is currently evaluating the impact that the updated guidance will have on the Company’s financial statements and related disclosures. As part of the evaluation process, the Company is holding regular meetings with key stakeholders from across the organization to discuss the impact of the standard on its existing contracts.
The Company is utilizing a bottom-up approach to analyze the impact of the standard on its portfolio of contracts by reviewing the Company’s current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s existing revenue contracts. As part of its implementation project, the Company has prepared analysis with respect to revenue stream scoping, performed contract reviews, developed a preliminary gap analysis, and begun to address revised disclosure requirements. The Company is in the process of assessing the impact of the Acton and Tyson acquisitions on the work previously completed as part of the implementation project. The Company is still completing this evaluation and has not yet determined the impact on its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC Topic 840, Leases (“ASC 840”) for both lessees and lessors. The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The new standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company is currently evaluating the impact of the pronouncement on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard will be effective for the fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The Company does not believe the pronouncement will have a material impact on its consolidated financial statements.
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, stating that software licenses should be accounted for as the acquisition of an intangible asset and of a liability incurred. This new standard will be effective for annual periods beginning after December 15, 2017, and interim periods in annual periods beginning after December 15, 2018. The Company plans to adopt this pronouncement for the annual period ending December 31, 2018 and is still evaluating the potential impact from adoption of this new accounting pronouncement on its financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. This new standard will be effective for annual periods beginning after December 15, 2018. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606, Revenue from Contracts with Customers. Early adoption is permitted for all entities. The Company is still evaluating the potential impact from adoption of this new accounting pronouncement on its financial statements.
Recently Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. The standard is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted for all entities as long as entities adopt at the beginning of an annual reporting period. The Company elected to early adopt this standard effective January 1, 2018. The pronouncement had no material impact on the Company’s condensed consolidated financial statements.
During December 2017, shortly after the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. Per SAB 118, companies must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent the accounting for certain income tax effects of the Tax Act is incomplete, companies can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined. As a result of the Tax Act, the Company remeasured its net deferred tax liabilities and recognized a provisional net benefit of $28.1 million. In addition, based on information currently available, the Company recorded a provisional income tax expense of $2.4 million related to the deemed repatriation of foreign earnings. The Company recorded a minor adjustment to the provisional amounts recorded in its financial statements for the year ended December 31, 2017 (see Note 9) and continues to evaluate the provisions of the Tax Act including guidance from the Department of Treasury and Internal Revenue Service. Additionally, the Company expects to file its US tax return for 2017 during the fourth quarter of 2018 and any changes to the estimates used to the final tax positions for temporary differences, earnings and profits will result in adjustments of the remeasurement amounts for the Tax Act recorded as of December 31, 2017.
The Company continues to evaluate the impact of the Global Low Taxed Intangible Income (“GILTI”) provision of the Tax Act. The Company is required to make an accounting policy election of either (1) treating GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. The Company has not completed its analysis and has not made a determination of its accounting policy for GILTI.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Act by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act’s reduction of the US federal corporate income tax rate. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the US federal corporate income tax rate in the Tax Act is recognized. The Company elected to early adopt this standard and record an adjustment in the period of adoption (i.e. as of January 1, 2018) of $2.5 million from accumulated other comprehensive loss to accumulated deficit that related to stranded tax effects related to currency translation adjustments. ASU 2018-02 also requires issuers to disclose its policy for releasing income tax effects from accumulated other comprehensive income. The Company’s accounting policy is to release income tax effects with respect to currency translation matters on a portfolio basis.

NOTE 2 - Acquisitions
Tyson Onsite Acquisition
On January 3, 2018, the Company acquired all of the issued and outstanding membership interests of Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”)). Tyson provided modular space rental services in the Midwest, primarily in Indiana, Illinois and Missouri. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies. The acquisition date fair value of the consideration transferred consisted of $24.0 million in cash consideration, net of cash acquired. The transaction was fully funded by borrowings under the Asset-Backed Lending (“ABL”) Facility.
As part of the acquisition, $0.2 million of cash was acquired, $20.4 million was attributed to rental fleet and $3.4 million was attributed to goodwill. All goodwill is expected to be deductible for tax purposes. As a result of the timing of the transaction, the purchase price allocation for the rental fleet acquired is based on a preliminary valuation and is subject to change as the Company obtains additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact the Company’s statements of operations in future periods. The Company expects that the preliminary values assigned to the rental fleet and goodwill will be finalized during the one-year measurement period following the acquisition date.
Tyson results were immaterial to the condensed consolidated statements of operations for the three months ended March 31, 2018 and as a result, the Company is not presenting pro-forma information.
Acton Acquisition
On December 20, 2017, WSII acquired 100% of the issued and outstanding ownership interests of Acton Mobile Holdings LLC (“Acton”) for a cash purchase price of $237.1 million, subject to certain adjustments. Acton owns all of the issued and outstanding membership interests of New Acton Mobile Industries, which provided modular space and portable storage rental services across the US. WSII funded the acquisition with cash on hand and borrowings under the ABL Facility. The Company incurred $2.6 million in integration fees associated the Acton acquisition within selling, general, and administrative expenses (“SG&A”) for the three months ended March 31, 2018.
As of March 31, 2018, the Company recorded an adjustment to the Acton opening balance sheet which increased accrued liabilities by $1.0 million due to further evaluation of unindemnified liabilities. This increase resulted in an equal increase in goodwill as detailed in Note 6. As a result of the timing of the transaction, the purchase price allocations for the rental equipment, intangible assets, property, plant and equipment, deferred tax assets, and other accrued tax liabilities acquired and assumed are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact the Company’s statements of operations in future periods. The Company expects that the preliminary values assigned to the rental equipment, intangible assets, property, plant and equipment, deferred tax assets, and other accrued tax liabilities will be finalized during the one-year measurement period following the acquisition date.
The pro-forma information below has been prepared using the purchase method of accounting, giving effect to the Acton acquisition as if it had been completed on January 1, 2017 (the “pro-forma acquisition date”). The pro-forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro-forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition.

The table below presents unaudited pro-forma consolidated statements of operations information as if Acton had been included in the Company’s consolidated results for the three months ended March 31, 2017:

(in thousands)	Three Months Ended March 31, 2017
WSC historic revenues (a)	$99,321
Acton historic revenues	22,156
Pro-forma revenues	121,477

WSC historic pretax loss (a)	(17,253)
Acton historic pretax loss	(166)
Pro-forma pretax loss	(17,419)
Pro-forma adjustments to combined pretax loss:
Impact of fair value mark-ups/useful life changes on depreciation (b)	(636)
Intangible asset amortization (c)	(177)
Interest expense (d)	(2,579)
Elimination of historic Acton interest (e)	1,178
Pro-forma pretax loss	(19,633)
Income tax benefit	(5,541)
Proforma loss from continuing operations	(14,092)
Income from discontinued operations	2,205
Net loss	$(11,887)
(a) Excludes historic revenues and pre-tax income from discontinued operations
(b) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the Acton acquisition. The useful lives assigned to such equipment did not change significantly from the useful lives used by Acton.
(c) Amortization of the trade name acquired in Acton acquisition.
(d) In connection with the Acton acquisition, the Company drew $237.1 million on the ABL Facility. As of March 2018, the weighted-
average interest rate of ABL borrowings was 4.35%.
(e) Interest on Acton historic debt was eliminated.
NOTE 3 - Discontinued Operations
WSII’s Remote Accommodations Business was transferred to another entity included in the Algeco Group prior to the Business Combination. WSII does not expect to have continuing involvement in the Remote Accommodations Business going forward. Historically, the Remote Accommodations Business leased rental equipment from WSII. After the Business Combination, several lease agreements for rental equipment still exist between the Company and Target Logistics. The lease revenue associated with these agreements is disclosed in Note 16.
As a result of the transactions discussed above, the Remote Accommodations segment has been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Results from Discontinued Operations
Income from discontinued operations, net of tax, for the three months ended March 31, 2017 was as follows:

(in thousands)	March 31, 2017
Remote accommodations revenue	$27,078
Remote accommodations costs of leasing and services	11,575
Depreciation of rental equipment	6,423
Gross profit	9,080
Selling, general and administrative expenses	3,032
Other depreciation and amortization	1,251
Restructuring costs	390
Other income, net	(3)
Operating profit	4,410
Interest expense	681
Income from discontinued operations, before income tax	3,729
Income tax expense	1,524
Income from discontinued operations, net of tax	$2,205
Revenues and costs related to the Remote Accommodations Business for the three months ended March 31, 2017 were as follows:

(in thousands)	March 31, 2017
Remote accommodations revenue:
Lease revenue	$13,964
Service revenue	13,114
Total remote accommodations revenue	$27,078

Remote accommodation costs:
Cost of leases	$2,177
Cost of services	9,398
Total remote accommodations costs	$11,575
Cash flows from the Company’s discontinued operations are included in the condensed consolidated statements of cash flows. The significant cash flow items from discontinued operations for the three months ended March 31, 2017 were as follows:

(in thousands)	March 31, 2017
Depreciation and amortization	$7,674
Capital expenditures	$2,280
NOTE 4 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials and consumables	$10,336	$10,082
Total inventories	$10,336	$10,082

NOTE 5 - Rental Equipment, net
Rental equipment, net, at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Modular units and portable storage	$1,427,969	$1,385,901
Value added products and services	62,648	59,566
Total rental equipment	1,490,617	1,445,467
Less: accumulated depreciation	(424,629)	(405,321)
Rental equipment, net	$1,065,988	$1,040,146
During the three months ended March 31, 2018, the Company received $7.5 million in insurance proceeds related to assets damaged during Hurricane Harvey. The insurance proceeds exceeded the book value of damaged assets, and the Company recorded a $3.0 million gain which is reflected in other (income) expense, net, on the condensed consolidated statements of operations for the three months ended March 31, 2018.
NOTE 6 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular – US	Modular – Other North America	Total
Balance at January 1, 2017	$—	$56,811	$56,811
Acquisition of a business	28,609	—	28,609
Effects of movements in foreign exchange rates	—	3,932	3,932
Impairment losses	—	(60,743)	(60,743)
Balance at December 31, 2017	28,609	—	28,609
Acquisition of a business	3,406	—	3,406
Changes to preliminary purchase price allocations	957	—	957
Balance at March 31, 2018	$32,972	$—	$32,972
As discussed in further detail in Note 2, the Company acquired Acton in December 2017. A preliminary valuation of the acquired net assets of Acton resulted in the recognition of $28.6 million of goodwill to the Modular - US segment, as defined in Note 14, for the year ended December 31, 2017. During the three months ended March 31, 2018, the Company made a $1.0 million adjustment to the preliminary valuation of the acquired net assets of Acton, including the related goodwill, due to further evaluation of unindemnified liabilities.
Additionally, as discussed in further detail in Note 2, the Company acquired Tyson in January 2018. A preliminary valuation of the acquired net assets of Tyson resulted in the recognition of $3.4 million of goodwill in the Modular - US segment, which the Company expects will be deductible for tax purposes.

NOTE 7 - Debt
The carrying value of debt outstanding at at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	March 31, 2018	December 31, 2017
Senior secured notes	7.875%	2022	$291,067	$290,687
US ABL Facility	Varies	2022	334,541	297,323
Canadian ABL Facility (a)	Varies	2022	—	—
Capital lease and other financing obligations			38,475	38,736
Total debt			664,083	626,746
Less: current portion of long-term debt			(1,884)	(1,881)
Total long-term debt			$662,199	$624,865

(a)
At March 31, 2018, the Company had outstanding borrowings of $0.8 million on the Canadian ABL Facility and $1.6 million of related debt issuance costs. $0.8 million of the related debt issuance costs are recorded as a direct offset against the principal of the Canadian ABL Facility and the remaining $0.8 million, in excess of the principal, has been included in other non-current assets on the condensed consolidated balance sheet. As there was no carrying value of debt outstanding on the Canadian ABL Facility as of December 31, 2017, $1.8 million of debt issuance costs related to that facility are included in other non-current assets on the condensed consolidated balance sheet.

ABL Facilities
Former Algeco Group Revolver
Prior to the Business Combination, WSII depended on the Algeco Group for financing, which centrally managed all treasury and cash management. In October 2012, the Algeco Group entered into a multicurrency asset-based revolving credit facility (the “Algeco Group Revolver”), which had a maximum aggregate availability of the equivalent of $1.355 billion. The maximum borrowing availability to WSII in United States dollars and Canadian dollars (“CAD”) was $760.0 million and $175.0 million, respectively.
Interest expense of $6.2 million related to the Algeco Group Revolver was included in interest expense for the three months ended March 31, 2017.
ABL Facility
On November 29, 2017, WS Holdings, WSII and certain of its subsidiaries entered into an ABL credit agreement (the “ABL Facility”) that provides a senior secured revolving credit facility in the aggregate principal amount of up to $600.0 million. The ABL Facility, which matures on May 29, 2022, consists of (i) a $530.0 million asset-backed revolving credit facility (the “US ABL Facility”) for WSII and certain of its domestic subsidiaries (the “US Borrowers”), (ii) a $70.0 million asset-based revolving credit facility (the “Canadian ABL Facility”) for Williams Scotsman of Canada, Inc. (the “Canadian Borrower,” and together with the US Borrowers, the “Borrowers”), and (iii) an accordion feature that permits the Borrowers to increase the lenders’ commitments in an aggregate amount not to exceed $300.0 million, subject to the satisfaction of customary conditions, plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility.
Borrowings under the ABL Facility, at the Borrower’s option, bear interest at an adjusted LIBOR or base rate, in each case plus an applicable margin. The applicable margin is fixed at 2.50% for LIBOR borrowings and 1.50% for base rate borrowings up until March 31, 2018. Commencing on March 31, 2018, the applicable margins are subject to one step-down of 0.25% or one step-up of 0.25%, based on excess availability levels with respect to the ABL Facility. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of between 0.375% and 0.5% per annum. At March 31, 2018, the weighted average interest rate for borrowings under the ABL Facility was 4.35%.
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

At March 31, 2018, the Line Cap was $600.0 million and the Borrowers had $243.8 million of available borrowing capacity under the ABL Facility, including $174.6 million under the US ABL Facility and $69.2 million under the Canadian ABL Facility. At December 31, 2017, the Line Cap was $600.0 million and the Borrowers had $281.1 million of available borrowing capacity under the ABL Facility, including $211.1 million under the US ABL Facility and $70.0 million under the Canadian ABL Facility.
Borrowing capacity under the US ABL Facility is made available for up to $60.0 million of standby letters of credit and up to $50.0 million of swingline loans, and borrowing capacity under the Canadian ABL Facility is made available for up to $30.0 million of standby letters of credit, and $25.0 million of “swingline” loans. Letters of credit and bank guarantees carried fees of 2.625% at March 31, 2018 and December 31, 2017, respectively. The Company had issued $8.9 million of standby letters of credit under the ABL Facility at March 31, 2018 and December 31, 2017.
The ABL Facility requires the Borrowers to maintain a (i) minimum fixed charge coverage ratio of 1.00:1.00 and (ii) maximum total net leverage ratio of 5.50:1.00, in each case, at any time when the excess availability under the ABL Facility is less than the greater of (a) $50.0 million and (b) an amount equal to 10% of the Line Cap.
The ABL Facility also contains a number of customary negative covenants. Such covenants, among other things, may limit or restrict the ability of each of the Borrowers, their restricted subsidiaries, and where applicable, WS Holdings, to: incur additional indebtedness, issue disqualified stock and make guarantees; incur liens; engage in mergers or consolidations or fundamental changes; sell assets; pay dividends and repurchase capital stock; make investments, loans and advances, including acquisitions; amend organizational documents and master lease documents; enter into certain agreements that would restrict the ability to pay dividends or incur liens on assets; repay certain junior indebtedness; enter into sale and leaseback transactions; and change the conduct of its business.
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the Borrowers continued flexibility to operate and develop their businesses. The ABL Facility also contains customary representations and warranties, affirmative covenants and events of default. The Company is in compliance with these covenants and restrictions as of March 31, 2018.
The Company had $347.3 million and $310.0 million in outstanding principal under the ABL Facility at March 31, 2018 and December 31, 2017, respectively. Debt issuance costs and discounts of $12.7 million and $12.7 million are included in the carrying value of debt at March 31, 2018 and December 31, 2017, respectively.
Senior Secured Notes
WSII has $300.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “Notes”) under an indenture dated November 29, 2017, which was entered into by and among WSII, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on June 15 and December 15 beginning June 15, 2018.
Before December 15, 2019, WSII may redeem the Notes at a redemption price equal to 100% of the principal amount, plus a customary make whole premium for the Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date.
The customary make whole premium, with respect to any Note on any applicable redemption date, as calculated by the Company, is the greater of (i) 100% of the then outstanding principal amount of the Note; and (ii) the excess of (a) the present value at such redemption date of (i) the redemption price set on or after December 15, 2019 plus (ii) all required interest payments due on the Note through December 15, 2019, excluding accrued but unpaid interest to the redemption date, in each case, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the Note.
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

On or after December 15, 2019, WSII, at its option, may redeem the Notes, in whole or in part, at the redemption prices expressed as percentages of principal amount set forth below, plus accrued and unpaid interest to, but not including, the applicable redemption date (subject to the right of Note holders on the relevant record date to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the twelve month period beginning on December 15 of each of the years set forth below:

Year	Redemption Price
2019	103.938%
2020	101.969%
2021 and thereafter	100.000%
The Notes contain certain negative covenants, including limitations that may restrict WSII’s ability and the ability of certain of its subsidiaries, to directly or indirectly, create additional financial obligations. With certain specified exceptions, these negative covenants prohibit WSII and certain of its subsidiaries from: creating or incurring additional debt; paying dividends or making any other distributions with respect to its capital stock; making loans or advances to WSC or any restricted subsidiary of WSII; selling, leasing or transferring any of its property or assets to WSC or any restricted subsidiary of WSII; directly or indirectly creating, incurring or assuming any lien of any kind securing debt on the collateral; or entering into any sale and leaseback transaction.
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the US Borrowers continued flexibility to operate and develop their businesses. The Company is in compliance with these covenants and restrictions as of March 31, 2018 and December 31, 2017.
Unamortized debt issuance costs pertaining to the Notes was $8.9 million and $9.3 million as of March 31, 2018 and December 31, 2017, respectively.
Capital Lease and Other Financing Obligations
The Company’s capital lease and financing obligations primarily consisted of $38.3 million and $38.5 million under sale-leaseback transactions and $0.2 million and $0.2 million of capital leases at March 31, 2018 and December 31, 2017, respectively. The Company’s capital lease and financing obligations are presented net of $1.7 million and $1.8 million of debt issuance costs at March 31, 2018 and December 31, 2017, respectively. The Company’s capital leases primarily relate to real estate, equipment and vehicles and have interest rates ranging from 1.2% to 11.9%.
The Company has entered into several arrangements in which it has sold branch locations and simultaneously leased the associated properties back from the various purchasers. Due to the terms of the lease agreements, these transactions are treated as financing arrangements. These transactions contain non-recourse financing which is a form of continuing involvement and precludes the use of sale-lease back accounting. The terms of the financing arrangements range from approximately eighteen months to ten years. The interest rates implicit in these financing arrangements is approximately 8.0%.
Notes Due To and From Affiliates
Prior to the Business Combination, the Algeco Group distributed borrowings from its third party notes to entities within the Algeco Group, including WSII, through intercompany loans. WSII previously recorded these intercompany loans as notes due to affiliates with maturity dates of June 30, 2018 and October 15, 2019.
Interest expense of $14.7 million associated with these notes due to affiliates is reflected in interest expense in the consolidated statement of operations for the three months ended March 31, 2017. Interest on the notes due to affiliates was payable on a semi-annual basis.
Conversely, WSII also distributed borrowings to other entities within the Algeco Group through intercompany loans, and earned interest income on the principal. For the three months ended March 31, 2017, the Company recognized $2.6 million of interest income related to the loans.
In conjunction with the Business Combination, all notes due to and from affiliates were settled, and there is no related interest expense or interest income related to the notes due to or from affiliates for the three months ended March 31, 2018.

NOTE 8 – Equity
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 were as follows:

(in thousands)	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2017	$(49,497)	$(49,497)
Total other comprehensive income	239	239
Reclassifications to accumulated deficit(a)	(2,540)	(2,540)
Balance at March 31, 2018	$(51,798)	$(51,798)
(a) The Company elected to early adopt ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a discrete reclassification of $2.5 million from accumulated other comprehensive loss to accumulated deficit effective January 1, 2018. See Note 1 for further information on the impact of this adoption.
There were no material amounts reclassified from accumulated other comprehensive loss and into consolidated net loss for the three months ended March 31, 2018 and 2017.
Non-Controlling Interest
The changes in the non-controlling interest for the three months ended March 31, 2018 were as follows:

(in thousands)	Total
Balance at December 31, 2017	$48,931
Net loss attributable to non-controlling interest	(648)
Other comprehensive income	24
Balance at March 31, 2018	$48,307
NOTE 9 – Income Taxes
The Company recorded income tax benefit of approximately $0.4 million and $4.9 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 5.8% and 25.8%, respectively.
The Company’s annual effective tax rate used to determine the tax benefit for the quarter of approximately 1.0% is substantially lower than the US statutory rate of 21.0% due to: (1) mix of earnings between tax paying components, notably forecasted losses in Canada which result in higher tax benefit due to a higher statutory tax rate, and (2) reduction to the deferred tax liability established for the book over tax basis difference for our investment in our Canadian subsidiary. Due to the foregoing, changes to our forecast of pre-tax book income and the mix of earnings between tax paying components that may occur due to changes in our business in subsequent periods may have a significant effect on our annual effective tax rate and consequently, tax expense (benefit) recorded in subsequent interim periods.
In addition, the Company also recognized tax expense (benefit) for the three months ended March 31, 2018 and 2017 related to foreign currency gains and losses of $0.3 million and $0.7 million, respectively discrete to the quarter. The Company also adjusted the provisional amounts for the impacts of the Tax Act under SAB 118 reported in its financial statements for the year ended December 31, 2017, with an adjustment in the quarter due to a change in state law for a tax benefit of $0.3 million.
NOTE 10 - Fair Value Measures
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
The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	March 31, 2018				December 31, 2017
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Financial liabilities not measured at fair value
ABL Facility (see Note 7)	$(334,541)	$—	$(347,275)	$—	$(297,323)	$—	$(310,000)	$—
Notes (see Note 7)	(291,067)	—	(311,196)	—	(290,687)	—	(310,410)	—
Total	$(625,608)	$—	$(658,471)	$—	$(588,010)	$—	$(620,410)	$—
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2018. The fair value of the Company’s ABL Facility is primarily based upon observable market data such as market interest rates. The fair value of the Company’s Notes is based on their last trading price at the end of each period obtained from a third party.
NOTE 11 - Restructuring
The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $0.6 million and $0.3 million net of reversals, during the three months ended March 31, 2018 and 2017, respectively. The following is a summary of the activity in the Company’s restructuring accruals for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance at January 1,	$227	$1,793
Charges during the period	628	284
Cash payments during the period	(96)	(353)
Currency	(4)	2
Balance at March 31,	$755	$1,726
The restructuring charges for the three months ended March 31, 2018 relate primarily to employee termination costs in connection with the integration of Acton and Tyson. As part of the restructuring plan, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication of termination to the employee to the actual date of termination. The Company anticipates that the remaining actions contemplated under the $0.8 million accrual as of March 31, 2018, will be substantially completed by the third quarter of 2018.
The restructuring charges for the three months ended March 31, 2017 related to corporate employee termination costs incurred as part of the Algeco Group.
Segments
The $0.6 million of restructuring charges for the three months ended March 31, 2018 all pertain to the Modular - US segment. The $0.3 million of restructuring charges for the three months ended March 31, 2017 all pertain to Corporate and other.
NOTE 12 - Stock-Based Compensation
On November 16, 2017, the Company’s shareholders approved a long-term incentive award plan (the “Plan”). The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Under the Plan, the Committee may grant an aggregate of 4,000,000 shares of Class A common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance compensation awards and stock bonus awards. Stock-based payments including the grant of stock options, RSUs, and RSAs are subject to service-based vesting requirements, and expense is recognized over the vesting period. Forfeitures are accounted for as they occur. During the three months ended March 31, 2018, 27,675 RSAs, 921,730 RSUs and 589,257 stock option awards were granted under the Plan.

Stock-based payments to employees include grants of stock options and RSUs, which are recognized in the financial statements based on their fair value.
RSUs and RSAs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of our common stock on the grant date. RSAs vest over a one-year period and RSUs vest over a four-year period.
Stock options vest in tranches over a period of four years and expire ten years from the grant date. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted-average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility as the Company does not have a sufficient trading history as a stand-alone public company. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares.
As of March 31, 2018, none of the granted RSAs, RSUs or stock options had vested.
Restricted Stock Awards
The following table summarizes the Company’s RSA activity for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2017	—	$—
Granted	27,675	13.60
Forfeited	—	—
Balance, March 31, 2018	27,675	$13.60
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $2.8 thousand for the three months ended March 31, 2018. At March 31, 2018, unrecognized compensation cost related to RSAs totaled $0.4 million and is expected to be recognized over a one-year period.
Restricted Stock Units
The following table summarizes the Company's RSU award activity for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2017	—	$—
Granted	921,730	13.60
Forfeited	—	—
Balance, March 31, 2018	921,730	$13.60
Compensation expense for RSUs recognized in SG&A on the condensed consolidated statements of operations was $92.7 thousand for the three months ended March 31, 2018, with associated tax benefits of $21.8 thousand. At March 31, 2018, unrecognized compensation cost related to restricted stock awards totaled $12.4 million and is expected to be recognized over a period of four years.

Stock Option Awards
The following table summarizes the Company's stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted-Average Exercise Price per Share ($)
Outstanding options, December 31, 2017	—	$—
Granted	589,257	13.60
Exercised	—	—
Forfeited	—	—
Outstanding options, March 31, 2018	589,257	$13.60
Fully vested and exercisable options, end of period	—	$—
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $24.0 thousand with associated tax benefits of $5.6 thousand, for the three months ended March 31, 2018. At March 31, 2018, unrecognized compensation cost related to stock option awards totaled $3.2 million and is expected to be recognized over a period of four years.
The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2018
Expected volatility	36%
Expected dividend yield	—
Risk-free interest rate	2.73%
Expected term (in years)	6.25
Exercise price	$13.60
Weighted-average grant date fair value	$5.51
NOTE 13 - Commitments and Contingencies
The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material effect on the Company’s financial condition, results of operations or cash flows.
NOTE 14 - Segment Reporting
The Company historically has operated in two principal lines of business; modular leasing and sales and remote accommodations, which were managed separately. The Remote Accommodations Business was considered a single operating segment. As part of the Business Combination, the Remote Accommodations segment is no longer owned by the Company and is reported as discontinued operations in the condensed consolidated financial statements. As such, the segment was excluded from the segment information below.
Modular leasing and sales is comprised of two operating segments: US and Other North America. The US modular operating segment (“Modular - US”) consists of the the contiguous 48 states and Hawaii. The Other North America operating segment (“Modular - Other North America”) consists of Alaska, Canada and Mexico. Corporate and other includes eliminations of costs and revenue between segments and Algeco Group corporate costs not directly attributable to the underlying segments. Following the Business Combination, no additional Algeco Group corporate costs were incurred. Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant.
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

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$87,948	$9,314	$97,262
Modular delivery and installation	23,970	2,280	26,250
Sales:
New units	6,815	613	7,428
Rental units	3,354	457	3,811
Total Revenues	$122,087	$12,664	$134,751

Costs:
Cost of leasing and services:
Modular leasing	$25,057	$2,105	$27,162
Modular delivery and installation	22,940	2,581	25,521
Cost of sales:			—
New units	4,566	421	4,987
Rental units	2,029	286	2,315
Depreciation of rental equipment	20,687	3,158	23,845
Gross profit	$46,808	$4,113	$50,921
Adjusted EBITDA	$32,612	$2,880	$35,492
Other selected data:
Selling, general and administrative expense	$40,821	$4,393	$45,214
Other depreciation and amortization	$2,205	$231	$2,436
Capital expenditures for rental fleet	$30,524	$1,560	$32,084

	Three Months Ended March 31, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenues:
Leasing and services revenue:
Modular leasing	$61,178	$7,962	$(153)	$68,987
Modular delivery and installation	17,354	1,650	—	19,004
Sales:
New units	4,006	1,480	—	5,486
Rental units	4,877	967	—	5,844
Total Revenues	$87,415	$12,059	$(153)	$99,321

Costs:
Cost of leasing and services:
Modular leasing	$17,375	$1,727	$—	$19,102
Modular delivery and installation	16,674	1,459	—	18,133
Cost of sales:
New units	2,613	1,117	(10)	3,720
Rental units	3,113	595	—	3,708
Depreciation of rental equipment	13,825	2,895	—	16,720
Gross profit (loss)	$33,815	$4,266	$(143)	$37,938
Adjusted EBITDA	$23,683	$3,119	$(4,856)	$21,946
Other selected data:
Selling, general and administrative expense	$23,946	$4,054	$4,761	$32,761
Other depreciation and amortization	$1,338	$247	$356	$1,941
Capital expenditures for rental fleet	$22,049	$628	$—	$22,677
The following tables present a reconciliation of the Company’s loss from continuing operations before income tax to Adjusted EBITDA by segment for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Loss from continuing operations before income taxes	$(5,308)	$(1,947)	$(7,255)
Interest expense, net	11,160	559	11,719
Depreciation and amortization	22,892	3,389	26,281
Currency losses, net	157	867	1,024
Restructuring costs	618	10	628
Integration costs	2,630	—	2,630
Stock compensation expense	121	—	121
Other expense	342	2	344
Adjusted EBITDA	$32,612	$2,880	$35,492

	Three Months Ended March 31, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Loss from continuing operations before income taxes	$(5,530)	$(1,016)	$(10,707)	$(17,253)
Interest expense, net	15,559	1,178	5,340	22,077
Depreciation and amortization	15,163	3,142	356	18,661
Currency gains, net	(1,599)	(187)	(216)	(2,002)
Restructuring costs	—	—	284	284
Other expense	90	2	87	179
Adjusted EBITDA	$23,683	$3,119	$(4,856)	$21,946
NOTE 15 - Loss Per Share
Basic loss per share (“LPS”) is calculated by dividing net loss attributable to WSC by the weighted average number of Class A common stock shares outstanding during the period. Concurrently with the Business Combination,12,425,000 of Class A shares were placed into escrow and were not entitled to vote or participate in the economic rewards available to the other Class A shareholders. On January 19, 2018, 6,212,500 shares of WSC Class A common stock were released from the escrow account. The remaining 6,212,500 shares of WSC Class A common stock in escrow are not included in the LPS calculation. Class B common shares also have no rights to dividends or distributions made by the Company and, in turn, are excluded from the LPS calculation.
Diluted LPS is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive. 34,750,000 Class A shares of underlying warrants outstanding were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options, restricted stock awards, and restricted stock units representing 589,257, 921,730, and 27,675 shares of Class A common stock outstanding for the three months ended March 31, 2018, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
NOTE 16 - Related Parties
Related party balances included in the Company’s consolidated balance sheet at March 31 consisted of the following:

		March 31,	December 31,
(in thousands)	Financial statement line Item	2018	2017
Receivables due from affiliates	Prepaid expenses and other current assets	$694	$2,863
Amounts due to affiliates	Accrued liabilities	(560)	(1,235)
	Total related party liabilities, net	$134	$1,628
On November 29, 2017, in connection with the closing of the Business Combination, the Company, WSII, WS Holdings and Algeco Global entered into a transition services agreement (the “TSA”). The purpose of the TSA is to ensure an orderly transition of WSII’s business and effectuate the Business Combination. Pursuant to the TSA, each party will provide or cause to be provided to the other party or its affiliates certain services, use of facilities and other assistance on a transitional basis. The services period under the TSA ranges from six months to three years based on the services, but includes early termination clauses. The Company had $0.6 million and $2.9 million in receivables due from affiliates pertaining to the Transition Services Agreement at March 31, 2018 and December 31, 2017, respectively.
The $1.2 million in amounts due to affiliates included in accrued liabilities at December 31, 2017, pertain to rental equipment purchases from an entity within the Algeco Group.

Related party transactions included in the Company’s consolidated statement of operations for the three months ended March 31, 2018 and 2017, respectively, consisted of the following:

		Three Months Ended March 31,
(in thousands)	Financial statement line item	2018	2017
Leasing revenue from related parties	Modular leasing revenue	$(292)	$—
Management fees and recharge income on transactions with affiliates	Selling, general & administrative expenses	—	(1,351)
Interest income on notes due from affiliates	Interest income	—	(2,584)
Interest expense on notes due to affiliates	Interest expense	—	14,737
	Total related party expenses, net	$(292)	$10,802
The Company had capital expenditures of rental equipment purchased from related party affiliates of $1.3 million and $0.3 million for three months ended March 31, 2018 and 2017, respectively.
The Company paid $0.6 million and $0.6 million in professional fees to an entity, that two of the Company’s Directors also served in the same role for that entity, during the three months ended March 31, 2018 and 2017, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Corporation (“WSC” or the “Company”), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report.
On November 29, 2017, the Company, through its subsidiary, Williams Scotsman Holdings Corp. (“WS Holdings”), acquired all of the equity interest of Williams Scotsman International, Inc. (“WSII”) via a reverse recapitalization (the “Business Combination”). As a result of the Business Combination, (i) WSC’s consolidated financial results for periods prior to November 29, 2017 reflect the financial results of WSII and its consolidated subsidiaries, as the accounting predecessor to WSC, and (ii) for periods from and after this date, WSC’s financial results reflect those of WSC and its consolidated subsidiaries (including WSII and its subsidiaries) as the successor following the Business Combination.
Prior to the completion of the Business Combination, WSII also provided full-service remote workforce accommodation solutions in their remote accommodations business, which consisted of Target Logistics Management LLC (“Target Logistics”) and its subsidiaries and Chard Camp Catering Services (“Chard,” and together with Target Logistics, the “Remote Accommodations Business”). A parent company of WSII’s former owners, Algeco Scotsman Global S.à r.l., (together with its subsidiaries, the “Algeco Group”), undertook an internal restructuring (the “Carve-Out Transaction”) whereby certain assets related to WSII’s historical Remote Accommodations Business were transferred from WSII to other entities owned by the Algeco Group. This Remote Accommodations Business segment in its entirety is presented as discontinued operations in the condensed consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. We use certain non-GAAP financial information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Reconciliations of non-GAAP measures are provided in this section where presented.

Executive Summary and Outlook
WillScot Corporation is a leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. As of March 31, 2018, our branch network included over 100 locations and additional drop lots to better service our more than 35,000 customers across the US, Canada and Mexico. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 77,000 modular space units and over 20,000 portable storage units in our fleet.
In the first quarter of 2018, we made significant progress on the integration of Acton Mobile (“Acton”) into our operating platform. We also acquired and fully integrated Tyson Onsite (“Tyson”) during the quarter, further strengthening our position as a market leader in the modular space and portable storage solutions markets. Through our recent acquisitions, we have continued to focus on our core priorities of growing modular leasing revenues by increasing modular space units on rent and delivering “Ready to Work” solutions to our customers with value-added products and services (“VAPS”), as well as focusing on continually improving the overall customer experience.
For the three months ended March 31, 2018, key drivers of financial performance include:

•
Increased total revenues by $35.5 million, or 35.8% as compared to the same period in 2017, driven by organic growth of approximately 12.0% in our Modular - US segment and the impact of the Acton and Tyson acquisitions discussed in Note 2 of our unaudited condensed consolidated financial statements.

•	Increased the Modular - US segment revenues which represents 90.6% of revenue for the three months ended March 31, 2018, by $34.7 million, or 39.7%, as compared to the same period in 2017, through:

–	Average modular space monthly rental rate growth of 3.9% to $533 through increases both in the price of our units, as well as increased VAPS pricing and penetration

–	Increased average modular space units on rent by 13,583 units, or 38.7%

–	Average modular space monthly utilization decreased by 50 basis points (“bps”) during the quarter to 71.8% as a result of lower utilization on acquired fleet from Acton and Tyson

–
On a pro-forma basis, including results of Williams Scotsman, Acton, and Tyson for all periods presented, total revenues in the Modular - US segment increased $10.7 million, or 9.6% year-over-year, primarily reflecting a 2.9% increase in average modular space units on rent, and a 9.9% increase in average modular space monthly rental rates, offset partially by reduced sales of rental units.

•
Increased revenues of $0.6 million, or 5.0% as compared to the same period in 2017 in the Modular - Other North America segment, which represented 9.4% of revenues for the three months ended March 31, 2018. Increases were driven primarily by:

–	Average modular space monthly rental rate increased 2.1% to $541

–	Average modular space units on rent increased by 642 units, or 13.3% as compared to the same period in 2017

–	Average modular space monthly utilization increased by 770 bps as compared to the same period in 2017 to 56.6%

•
Generated combined Adjusted EBITDA of $35.5 million between the Modular - US Segment and the Modular - Other North America Segment, representing an increase of $8.7 million or 32.5% as compared to the same period in 2017, which includes the impact of the Acton and Tyson acquisitions discussed in Note 2 of the unaudited condensed consolidated financial statements.

Our customers operate in a diversified set of end markets, including commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 83% of our revenues in the three months ended March 31, 2018 , including the customer base from the Acton and Tyson acquisitions. Market fundamentals underlying these markets are currently favorable, and we expect continued modest market growth in the next several years. Current events, such as tax reform, discussions of increased infrastructure spending, and rebuilding in areas impacted by natural disasters in 2017 across the United States also provide us confidence in continued demand for our products.
Although only 9.4% of our revenues for the three months ended March 31, 2018 were from the Modular - Other North America segment, markets in Canada, including Alaska, and Mexico, appear to have stabilized from the declines experienced over the last several years related to the energy markets. This segment saw modest gains in average modular space monthly rental rates, average modular space units on rent, and average modular space monthly utilization as compared to the same period in 2017. However, competitive pressures in these markets may continue to depress pricing given current levels of supply in the market until utilization across the industry improves.

Consolidated Results of Operations
Our consolidated statements of net loss for the three months ended March 31, 2018 and 2017 are presented below:

	Three Months Ended March 31,		2018 vs. 2017 $ Change
(in thousands)	2018	2017
Revenues:
Leasing and services revenue:
Modular leasing	$97,262	$68,987	$28,275
Modular delivery and installation	26,250	19,004	7,246
Sales:
New units	7,428	5,486	1,942
Rental units	3,811	5,844	(2,033)
Total revenues	134,751	99,321	35,430
Costs:
Costs of leasing and services:
Modular leasing	27,162	19,102	8,060
Modular delivery and installation	25,521	18,133	7,388
Costs of sales:
New units	4,987	3,720	1,267
Rental units	2,315	3,708	(1,393)
Depreciation of rental equipment	23,845	16,720	7,125
Gross Profit	50,921	37,938	12,983
Expenses:
Selling, general and administrative	45,214	32,761	12,453
Other depreciation and amortization	2,436	1,941	495
Restructuring costs	628	284	344
Currency losses (gains), net	1,024	(2,002)	3,026
Other (income) expense, net	(2,845)	130	(2,975)
Operating income	4,464	4,824	(360)
Interest expense	11,719	24,661	(12,942)
Interest income	—	(2,584)	2,584
Loss from continuing operations before income tax	(7,255)	(17,253)	9,998
Income tax benefit	(420)	(4,869)	4,449
Loss from continuing operations	(6,835)	(12,384)	5,549
Income from discontinued operations, net of tax	—	2,205	(2,205)
Net loss	(6,835)	(10,179)	3,344
Net loss attributable to non-controlling interest, net of tax	(648)	—	(648)
Total loss attributable to WSC	$(6,187)	$(10,179)	$3,992

Comparison of Three Months Ended March 31, 2018 and 2017
Revenue: Total revenue increased $35.5 million, or 35.8%, to $134.8 million for the three months ended March 31, 2018 from $99.3 million for the three months ended March 31, 2017. The increase was primarily the result of a 42.5% increase in leasing and services revenue within the Modular - US segment driven by improved pricing and volumes. Average modular space monthly rental rates in the Modular - US segment increased 3.9% for the three months ended March 31, 2018, and average modular space units on rent increased 13,583 units, or 38.7%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. Improved volumes were driven by units acquired as part of the Acton and Tyson acquisitions and organic unit on rent growth, as well as increased modular delivery and installation revenues on the combined rental fleet of 37.9% in Modular - US business segment. On a pro-forma basis, including results of Williams Scotsman, Acton, and Tyson for all periods presented, total revenues increased $11.5 million, or 9.3%, year-over-year. These increases were complimented by an increase in total revenue of $0.6 million or 5.0% in the Modular - Other North America business segment which benefited from a 20.8% increase in leasing and services revenue, offset by a 56.0% decline in new and rental unit sales revenue. Average modular space monthly rental rate for the Modular - Other North America segment increased 2.1% and average modular space units on rent increased by 642 units, or 13.3% for the three months ended March 31, 2018.
Total average modular space units and portable storage units on rent for the three months ended March 31, 2018 and 2017 were 68,098 and 52,970, respectively. The increase was due to units acquired as part of the Acton and Tyson acquisitions and organic improvements in modular space average units on rent, with modular space average units on rent increased by 14,225 units, or 35.7% for the three months ended March 31, 2018. Portable storage average units on rent increasing by 903 units, or 6.9% for the three months ended March 31, 2018. Average portable storage monthly rental rates increased 4.4% for the three months ended March 31, 2018. The average modular space unit utilization rate during the three months ended March 31, 2018 was 69.9%, as compared to 68.3% during the same period in 2017. The increase in average modular space utilization rate was driven by improvement in the modular space average units on rent in the Modular - Other North America business segment. The average portable storage unit utilization rate during the three months ended March 31, 2018 was 70.3%, as compared to 73.7% during the same period in 2017. The decrease in average portable storage utilization rate was driven by organic declines in the number of portable storage average units on rent in the Modular - US segment.
Gross Profit: Our gross profit percentage was 37.8% and 38.2% for the three months ended March 31, 2018 and 2017, respectively. Our gross profit percentage, excluding the effects of depreciation, was 55.0% and 55.0% for the three months ended March 31, 2018 and 2017, respectively.
Gross profit increased $13.0 million, or 34.3%, to $50.9 million for the three months ended March 31, 2018 from $37.9 million for the three months ended March 31, 2017. The increase in gross profit is a result of the revenue increases discussed above associated with the Modular - US segment, partially offset by increased depreciation of $7.1 million as a result of continued capital investment in rental equipment, including additional depreciation related to the Acton and Tyson acquisitions.
Selling, General and Administrative: Selling, general and administrative expense (“SG&A”) increased $12.4 million, or 37.8%, to $45.2 million for the three months ended March 31, 2018, compared to $32.8 million for the three months ended March 31, 2017. $6.7 million of the SG&A increase was driven by the acquisitions of Acton and Tyson as we realized minimal cost savings in the quarter. More significant savings are expected to begin in the second quarter of 2018. $2.6 million of the increase was driven by discrete professional fees, transaction expenses, and integration costs incurred during 2018 primarily related to the integration of Acton and the acquisition and integration of Tyson. $7.6 million of the increase was related to the Modular - US segment, of which $3.5 million was driven by higher public company costs including outside professional fees incurred in our first full quarter as a public company. The remainder of the increase was primarily driven by increases in employee and related costs as a result of increased headcount and higher commissions and other incentives. These increases were partially offset by a reduction of $4.8 million by corporate and other related to Algeco Group costs no longer included in our operations.
Other Depreciation and Amortization: Other depreciation and amortization increased $0.5 million, or 26.3%, to $2.4 million for the three months ended March 31, 2018, compared to $1.9 million for the three months ended March 31, 2017. The increase was driven primarily by depreciation on property, plant and equipment acquired as part of the Acton acquisition.
Restructuring Costs: Restructuring costs were $0.6 million for the three months ended March 31, 2018 as compared to $0.3 million for the three months ended March 31, 2017. The 2018 restructuring charges relate primarily to employee termination costs related to the Acton and Tyson acquisitions. The 2017 restructuring charges relate primarily to the Algeco Group corporate function and consist of employee termination costs.
Currency Losses (Gains), net: Currency losses (gains), net decreased by $3.0 million to a $1.0 million loss for the three months ended March 31, 2018 compared to a $2.0 million gain for the three months ended March 31, 2017. The decrease in currency losses (gains) was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency. The majority of the intercompany receivables and payables contributing to these gains and losses were settled concurrently with the Carve-Out Transaction and Business Combination. Loss in 2018 was driven by the strengthening of the Canadian dollar and the Mexican peso as compared to the US dollar in the period.

Other (Income) Expense, Net: Other (income) expense, net was $2.8 million of other income for the three months ended March 31, 2018 and $0.1 million of other expense for the three months ended March 31, 2017. The increase in other income was driven by insurance proceeds related to assets damaged during Hurricane Harvey which contributed $3.0 million to other (income) expense, net, for the three months ended March 31, 2018.
Interest Expense: Interest expense decreased $13.0 million, or 52.6%, to $11.7 million for the three months ended March 31, 2018 from $24.7 million for the three months ended March 31, 2017. Upon consummation of the Business Combination in November 2017, we issued $300.0 million of Senior Secured Notes (the “Notes”) and entered into a new $600.0 million Asset-Backed Lending (“ABL”) facility to fund our operations as a stand-alone company. The majority of the interest costs incurred during the three months ended March 31, 2017 relate to the previous debt structure of the Company as part of the Algeco Group. The decrease in interest expense is driven by our lower debt balance in 2018 under our new debt structure as compared to the Algeco Group debt structure in place in 2017. See Note 7 to the condensed consolidated financial statements for further discussion of our debt.
Interest Income: Interest income decreased $2.6 million, or 100.0%, to $0.0 million for the three months ended March 31, 2018 from $2.6 million for the three months ended March 31, 2017. This decrease is due to the decrease in the principal balance of notes due from affiliates, which were settled upon consummation of the Business Combination in November 2017.
Income Tax Benefit: Income tax benefit decreased $4.5 million to $0.4 million for the three months ended March 31, 2018 compared to $4.9 million for the three months ended March 31, 2017. The decrease in income tax benefit was principally due to a smaller pre-tax loss, the reduction to the corporate tax rate from 35% to 21% under the 2017 Tax Act enacted on December 22, 2017, and a low estimated effective tax rate driven by forecasted pre-tax earnings mix and jurisdictional tax rates for the three months ended March 31, 2018 as compared to March 31, 2017.
Business Segment Results
Our principal line of business is modular leasing and sales. The Company formerly operated a Remote Accommodations Business which was considered a single reportable segment, and was carved out in connection with the Business Combination in November 2017 and is no longer a part of our business. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico. Corporate and other represents primarily SG&A related to the Algeco Group’s corporate costs, which were not incurred by WSC in 2018.
The following tables and discussion summarize our reportable segment financial information for the three months ended March 31, 2018 and 2017. Future changes to our organizational structure may result in changes to the segments disclosed.

	Three Months Ended March 31, 2018
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$122,087	$12,664	$134,751
Gross profit	$46,808	$4,113	$50,921
Adjusted EBITDA	$32,612	$2,880	$35,492
Capital expenditures for rental equipment	$30,524	$1,560	$32,084
Modular space units on rent (average during the period)	48,657	5,455	54,112
Average modular space utilization rate	71.8%	56.6%	69.9%
Average modular space monthly rental rate	$533	$541	$534
Portable storage units on rent (average during the period)	13,625	362	13,986
Average portable storage utilization rate	70.8%	55.8%	70.3%
Average portable storage monthly rental rate	$118	$116	$118

	Three Months Ended March 31, 2017
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenue	$87,415	$12,059	$(153)	$99,321
Gross profit	$33,815	$4,266	$(143)	$37,938
Adjusted EBITDA	$23,683	$3,119	$(4,856)	$21,946
Capital expenditures for rental equipment	$22,049	$628	$—	$22,677
Modular space units on rent (average during the period)	35,074	4,813	—	39,887
Average modular space utilization rate	72.3%	48.9%	—%	68.3%
Average modular space monthly rental rate	$513	$530	$—	$515
Portable storage units on rent (average during the period)	12,724	359	—	13,083
Average portable storage utilization rate	74.6%	52.7%	—%	73.7%
Average portable storage monthly rental rate	$113	$110	$—	$113
Comparison of Three Months Ended March 31, 2018 and 2017
Modular - US Segment
Revenue: Total revenue increased $34.7 million, or 39.7%, to $122.1 million for the three months ended March 31, 2018 from $87.4 million for the three months ended March 31, 2017. Modular leasing revenue increased $26.8 million, or 43.9%, driven by improved pricing and volumes. Average modular space monthly rental rates in the Modular - US segment increased 3.9% for the three months ended March 31, 2018, and average modular space units on rent increased 13,583 units, or 38.7%, driven by units acquired as part of the Acton and Tyson acquisitions and organic unit on rent growth. The combination of increased average modular space units on rent and the additional idle fleet acquired, resulted in a utilization decline of 50 bps on our modular space fleet. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. Improved volumes were driven by units acquired as part of the Acton and Tyson acquisitions and organic unit on rent growth, as well as increased modular delivery and installation revenues on the combined rental fleet of 37.9%. New unit sales revenue increased $2.8 million, or 70.0% as a result of increased demand and a larger sales team post-acquisition. Rental unit sales revenue decreased $1.5 million, or 30.6%, driven by several large sales in 2017 that did not recur in 2018. On a pro-forma basis, including results of Williams Scotsman, Acton, and Tyson for all periods presented, total revenues increased $10.7 million, or 9.6% year-over-year.
Gross Profit: Gross profit increased $13.1 million, or 38.9%, to $46.8 million for the three months ended March 31, 2018 from $33.7 million for the three months ended March 31, 2017. The increase in gross profit was driven by higher modular leasing revenues driven both by organic growth and through the Acton and Tyson acquisitions. The increases in gross profit from modular leasing and sales revenues were partially offset by a $6.9 million increase in depreciation of rental equipment for the three months ended March 31, 2018 as a result of continued capital investment in our fleet, including additional depreciation related to the Acton and Tyson acquisitions.
Adjusted EBITDA: Adjusted EBITDA increased $8.9 million, or 37.6%, to $32.6 million for the three months ended March 31, 2018 from $23.7 million for the three months ended March 31, 2017. The increase was driven by higher modular leasing and sales gross profits discussed above, partially offset by increases in SG&A of $14.1 million. $6.7 million of the SG&A increase was driven by the acquisitions of Acton and Tyson as we realized minimal cost savings in the quarter. More significant savings are expected to begin in the second quarter of 2018. $3.5 million of the increase was driven by higher public company costs including outside professional fees incurred in our first full quarter as a public company. The remainder of the increase was primarily driven by increases in employee and related costs as a result of increased headcount and higher commissions and other incentives. Additionally, insurance proceeds received related to assets damaged during Hurricane Harvey contributed $3.0 million to Adjusted EBITDA for the three months ended March 31, 2018.
Capital Expenditures for Rental Equipment: Capital expenditures increased $8.4 million, or 38.0%, to $30.5 million for the three months ended March 31, 2018 from $22.1 million for the three months ended March 31, 2017. Net capital expenditures also increased $5.7 million, or 33.1%, to $22.9 million. The increases for both were driven by increased spend for refurbishments, new fleet, and VAPS to drive modular space unit on rent and revenue growth.
Modular - Other North America Segment
Revenue: Total revenue increased $0.6 million, or 5.0%, to $12.7 million for the three months ended March 31, 2018 from $12.1 million for the three months ended March 31, 2017. Modular leasing revenue increased $1.4 million, or 17.7%, driven by improved pricing and volumes in the quarter. Average modular space monthly rental rates increased 2.1% and average modular space units on rent increased by 642 units, or 13.3% for the period, resulting in a higher modular space utilization which increased by 770 bps. Modular delivery and installation revenues increased $0.6 million, or 35.3%, due to increased transaction volumes as a result of modest increases in customer demand as well as increased delivery and installation rates per transaction as compared to 2017. New unit sales revenue decreased $0.9 million, or 60.0%, associated with decreased sale opportunities. Rental unit sales revenue decreased $0.5 million, or 50.0%.
Gross Profit: Gross profit decreased $0.2 million, or 4.7%, to $4.1 million for the three months ended March 31, 2018 from $4.3 million for the three months ended March 31, 2017.The effects of favorable foreign currency movements increased gross profit by $0.2 million, as the Canadian dollar and Mexican peso strengthened against the US dollar during the year. The decrease in gross profit, excluding the effects of foreign currency, was driven primarily by decreased sales volumes. Higher modular volumes and pricing was offset by lower modular delivery and installation margins and higher depreciation of rental equipment.
Adjusted EBITDA: Adjusted EBITDA decreased $0.2 million, or 6.5%, to $2.9 million for the three months ended March 31, 2018 from $3.1 million for the three months ended March 31, 2017. This decrease was primarily driven by reduced new and rental unit sales activity and higher SG&A, partially offset by improvements in leasing and services gross profit as a result of increased modular space volumes and average monthly rental rates.
Capital Expenditures for Rental Equipment: Capital expenditures increased $1.0 million, or 166.7%, to $1.6 million for the three months ended March 31, 2018 from $0.6 million for the three months ended March 31, 2017. Net capital expenditures also increased $1.5 million to $1.1 million. The increases for both were driven primarily by investments in refurbishments of existing lease fleet and VAPS. A reduction in rental unit sales also drove a portion of the increase to net capital expenditures.
Corporate and Other
Gross Profit: The Corporate and other adjustments to revenue and gross profit pertain to the elimination of intercompany leasing transactions between the business segments.
Adjusted EBITDA: Corporate and other costs and eliminations to consolidated Adjusted EBITDA were a loss of $4.9 million for the three months ended March 31, 2017, compared to no costs for the three months ended March 31, 2018. In 2017, Corporate and other represented primarily SG&A costs related to the Algeco Group’s corporate costs, which were not incurred by WSC in 2018.
Other Non-GAAP Financial Data and Reconciliations
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

•	Goodwill and other impairment charges related to non-cash costs associated with impairment charges to goodwill, other intangibles, rental fleet and property, plant and equipment.

•	Restructuring costs associated with restructuring plans designed to streamline operations and reduce costs.

•	Costs to integrate acquired companies.

•	Non-cash charges for stock compensation plans.

•	Other expense includes consulting expenses related to certain one-time projects, financing costs not classified as interest expense and gains and losses on disposals of property, plant, and equipment.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider the measure in isolation or as a substitute for net income (loss), cash flow from operations or other methods of analyzing WSC’s results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements, for our working capital needs;

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;

•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect the impact on earnings or changes resulting from matters that we consider not to be indicative of our future operations;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.
Adjusted EBITDA
Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following table provides an unaudited reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net loss	$(6,835)	$(10,179)
Income from discontinued operations, net of tax	—	2,205
Loss from continuing operations	(6,835)	(12,384)
Income tax benefit	(420)	(4,869)
Loss from continuing operations before income tax	(7,255)	(17,253)
Interest expense, net	11,719	22,077
Depreciation and amortization	26,281	18,661
Currency losses (gains), net	1,024	(2,002)
Restructuring costs	628	284
Integration costs	2,630	—
Stock compensation expense	121	—
Other expense	344	179
Adjusted EBITDA	$35,492	$21,946
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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended March 31,
(in thousands)	2018	2017
Gross profit	$50,921	$37,938
Depreciation of rental equipment	23,845	16,720
Adjusted Gross Profit	$74,766	$54,658
Net Capex for Rental Equipment
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

The following table provides an unaudited reconciliation of purchase of rental equipment to Net Capital Expenditures for Rental Equipment:

	Three Months Ended March 31,
(in thousands)	2018	2017
Total purchase of rental equipment	$(32,084)	$(24,897)
Total purchases of rental equipment from discontinued operations	—	(2,220)
Total purchases of rental equipment from continuing operations	(32,084)	(22,677)
Proceeds from sale of rental equipment	$8,128	$5,844
Net Capital Expenditures for Rental Equipment	$(23,956)	$(16,833)
Adjusted EBITDA less Net CAPEX
We define Adjusted EBITDA less Net CAPEX as Adjusted EBITDA less the gross profit on sale of rental units, less Net Capital Expenditures. Adjusted EBITDA less Net CAPEX is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or other performance measure derived in accordance with GAAP. In addition, our measurement of Adjusted EBITDA less Net CAPEX may not be comparable to similarly titled measures of other companies. Our management believes that the presentation of Adjusted EBITDA less Net CAPEX provides useful information to investors regarding our results of operations because it assists in analyzing the performance of our business.
The following tables provide unaudited reconciliations of Net (loss) income to Adjusted EBITDA less Net CAPEX on a segment basis:

	Three Months Ended March 31, 2018
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Consolidated
Net (loss) income	$(5,308)	$(1,947)	$420	$(6,835)
Income from discontinued operations, net of tax	—	—	—	—
Loss from continuing operations	(5,308)	(1,947)	420	(6,835)
Income tax benefit(a)	—	—	(420)	(420)
Loss from continuing operations before income tax	(5,308)	(1,947)	—	(7,255)
Interest expense, net	11,160	559	—	11,719
Operating income (loss)	5,852	(1,388)	—	4,464
Depreciation and amortization	22,892	3,389	—	26,281
EBITDA	28,744	2,001	—	30,745
Currency losses, net	157	867	—	1,024
Restructuring costs	618	10	—	628
Integration costs	2,630	—	—	2,630
Stock compensation expense	121	—	—	121
Other expense	342	2	—	344
Adjusted EBITDA	32,612	2,880	—	35,492
Less:
Rental unit sales	3,354	457	—	3,811
Rental unit cost of sales	2,029	286	—	2,315
Gross profit on rental unit sales	1,325	171	—	1,496
Gain on insurance proceeds	3,000	—	—	3,000
Less:
Total capital expenditures	31,509	1,575	—	33,084
Proceeds from rental unit sales	7,671	457	—	8,128
Net Capital Expenditures	23,838	1,118	—	24,956
Adjusted EBITDA less Net CAPEX	$4,449	$1,591	$—	$6,040

	Three Months Ended March 31, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Consolidated
Net loss	(5,530)	(1,016)	(3,633)	(10,179)
Income from discontinued operations, net of tax(b)	—	—	2,205	2,205
Loss from continuing operations	(5,530)	(1,016)	(5,838)	(12,384)
Income tax benefit(a)	—	—	(4,869)	(4,869)
Loss from continuing operations before income tax	(5,530)	(1,016)	(10,707)	(17,253)
Interest expense, net	15,559	1,178	5,340	22,077
Operating income (loss)	10,029	162	(5,367)	4,824
Depreciation and amortization	15,163	3,142	356	18,661
EBITDA	25,192	3,304	(5,011)	23,485
Currency gains, net	(1,599)	(187)	(216)	(2,002)
Restructuring costs	—	—	284	284
Other expense	90	2	87	179
Adjusted EBITDA	23,683	3,119	(4,856)	21,946
Less:
Rental unit sales	4,877	967	—	5,844
Rental unit cost of sales	3,113	595	—	3,708
Gross profit on rental unit sales	1,764	372	—	2,136
Less:
Total capital expenditures	22,679	641	—	23,320
Total capital expenditures from discontinued operations	—	—	2,220
Total capital expenditures from continuing operations	22,679	641	(2,220)	23,320
Proceeds from rental unit sales	4,877	967	—	5,844
Proceeds from rental unit sales from discontinued operations	—	—	—	—
Proceeds from rental unit sales from continuing operations	4,877	967	—	5,844
Net Capital Expenditures	17,802	(326)	(2,220)	17,476
Adjusted EBITDA less Net CAPEX	$4,117	$3,073	$(2,636)	$2,334
(a) The Company does not allocate expenses on a segment level. As such, we have included tax income benefit in Corporate and other for the purpose of this reconciliation.
(b) For the purpose of this reconciliation, the Company has included income related to discontinued operations in Corporate and other as it all pertained to the Remote Accommodations segment which was discontinued as of November 29, 2017.
Liquidity and Capital Resources
Overview
WSC is a holding company that derives all of its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, credit facilities and sales of equity and debt securities. We believe that our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.
We may from time to time seek to retire or purchase our warrants through cash purchases and/or exchanges for equity securities, in open market purchases, privately-negotiated transactions, exchange offers or otherwise. Any such transactions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
ABL Facility
On November 29, 2017, WS Holdings, WSII and certain of its subsidiaries entered into the ABL Facility with an aggregate principal amount of up to $600.0 million. The ABL Facility, which matures on May 29, 2022, comprises (i) a $530 million asset-

based revolving credit facility for WSII and certain of its domestic subsidiaries and (ii) a $70 million asset-based revolving credit facility for Williams Scotsman of Canada, Inc.
Borrowings under the ABL Facility, at the Borrower’s option, bear interest at either an adjusted LIBOR or a base rate, in each case, plus an applicable margin. The applicable margin is 2.50% for LIBOR borrowings and 1.50% for base rate borrowings. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of between 0.375% and 0.5% per annum. At March 31, 2018, the weighted average interest rate for borrowings under the ABL Facility was 4.35%.
At March 31, 2018, the Borrowers had $243.8 million of available capacity under the ABL Facility, including $174.6 million of available capacity under the US facility and $69.2 million of available capacity under the Canadian facility.
Senior Secured Notes
On November, 29, 2017, WSII issued the Notes with a $300.0 million aggregate principal amount that bear interest at 7.875% and mature on December 15, 2022. The net proceeds, along with other funding obtained in connection with the Business Combination, were used to repay $669.5 million outstanding under WSII’s former credit facility, to repay $226.3 million of notes due to affiliates and related accrued interest, and to pay $125.7 million of the cash consideration paid for 100% of the outstanding equity of WSII. Interest on the Notes is payable semi-annually on June 15 and December 15 beginning June 15, 2018.
Cash Flow Comparison of the Three Months Ended March 31, 2018 and 2017
The following summarizes our cash flows for the periods presented on an actual currency basis:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash from operating activities	$4,782	$25,309
Net cash from investing activities	(48,439)	(51,777)
Net cash from financing activities	37,260	89,947
Effect of exchange rate changes on cash and cash equivalents	73	175
Net change in cash and cash equivalents	$(6,324)	$63,654
The cash flow data for the three months ended March 31, 2017 includes the activity of the Remote Accommodations Business, which is no longer a part of the company following the Carve-out Transaction, and is presented as discontinued operations in the the condensed consolidated financial statements
Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2018 was $4.8 million as compared to $25.3 million for the three months ended March 31, 2017, a decrease of $20.5 million. The reduction in cash provided by operating activities was predominantly due to higher use of cash to pay down accounts payable and accrued liabilities associated both to transaction expenses incurred for the Business Combination as well as normal operating liabilities. Additionally, the cash flow from operating activities for the three months ended March 31, 2017 include cash generated from the Remote Accommodations Business which is no longer a part of the Company following the Carve-out Transaction that occurred in the fourth quarter of 2018.
Cash flows from investing activities
Cash used in investing activities for the three months ended March 31, 2018 was $48.4 million as compared to $51.8 million for the three months ended March 31, 2017, a decrease of $3.4 million. The reduction in cash used in investing activities was principally the result of a $32.0 million decrease in cash used in lending to affiliates, a $2.3 million increase in proceeds from the sale of rental equipment, and a $0.5 million increase in proceeds from the sale of property, plant and equipment, which was partially offset by the $24.0 million purchase of Tyson and an increase of $7.2 million of rental equipment capital expenditures. In 2018, we did not engage in any lending activities as the notes due from affiliates were settled as part of the Business Combination. The increase in proceeds for rental equipment and property, plant and equipment was driven by the receipt of insurance proceeds for assets damaged during Hurricane Harvey. The increase in capital expenditures was driven primarily by strategic investment in refurbishment of existing fleet, purchase of VAPS, and new fleet purchases to maintain and grow units on rent.
Cash flows from financing activities
Cash provided by financing activities for the three months ended March 31, 2018 was $37.3 million as compared to $89.9 million for the three months ended March 31, 2017, a decrease of $52.6 million. The reduction in cash provided by financing activities is primarily driven by $62.0 million decrease in borrowings from notes due to affiliates. The notes due from affiliates were settled in connection with the Business Combination in the fourth quarter of 2017 and were driven by a centralized cash management strategy utilized by the Algeco Group. The reduction in cash used in financing activities was partially offset by $10.5 million in financing cost payments in the first quarter of 2017 associated with an amendment of the revolving credit facility that WSII was party to as part of the Algeco Group, prior to the Business Combination.

Contractual Obligations
Other than changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2017 Form 10-K as updated in our Form 10-Q for the three months ended March 31, 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances, and reevaluate our estimates and judgments as appropriate. The actual results experienced by us may differ materially and adversely from our estimates.
Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our 2017 Form 10-K. The  United States Securities and Exchange Commission ( the“SEC”) suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. For the three months ended March 31, 2018, we have provided an additional disclosure on our stock-based compensation policies as described in Note 12 of this Form 10-Q. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2017 Form 10-K.
Recently Issued Accounting Standards
Refer to Note 1 of the notes to our financial statements included in this Form 10-Q for our assessment of recently issued and adopted accounting standards.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

•	our ability to effectively compete in the modular space and portable storage industry;

•	changes in demand within a number of key industry end-markets and geographic regions;

•	effective management of our rental equipment;

•	our ability to acquire and successfully integrate new operations;

•	market conditions and economic factors beyond our control;

•	our ability to properly design, manufacture, repair and maintain our rental equipment;

•	our operating results or financial estimates fail to meet or exceed our expectations;

•	operational, economic, political and regulatory risks;

•	the effect of changes in state building codes on our ability to remarket our buildings;

•	our ability to effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment;

•	foreign currency exchange rate exposure;

•	increases in raw material and labor costs;

•	our reliance on third party manufacturers and suppliers;

•	risks associated with labor relations, labor costs and labor disruptions;

•	failure to retain key personnel;

•	the effect of impairment charges on our operating results;

•	our inability to recognize or use deferred tax assets and tax loss carry forwards;

•	our obligations under various laws and regulations;

•	the effect of litigation, judgments, orders or regulatory proceedings on our business;

•	unanticipated changes in our tax obligations;

•	any failure of our management information systems;

•	our ability to design, implement and maintain effective internal controls, including disclosure controls and controls over financial reporting;

•	natural disasters and other business disruptions;

•	our exposure to various possible claims and the potential inadequacy of our insurance;

•	our ability to deploy our units effectively, including our ability to close projected unit sales;

•	any failure by our prior owner or its affiliates to perform under or comply with our transition services and intellectual property agreements;

•	our ability to fulfill our public company obligations;

•	our subsidiaries’ ability to meet their debt service requirements and obligations;

•	our subsidiaries’ ability to take certain actions, or to permit us to take certain actions, under the agreements governing their indebtedness; and

•	other factors detailed under the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risk since December 31, 2017. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2018, due to the material weaknesses in our internal control over financial reporting.
Material Weakness as of December 31, 2017
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
Remediation Plans
Management is committed to remediating the material weaknesses in a timely fashion. We have begun the process of executing remediation plans that address the material weaknesses in internal control over financial reporting. Management’s planned actions to address the material weaknesses include:

•	Increased involvement on a quarterly basis of our third-party consultants dedicated to determining the appropriate accounting for material and complex tax and unique business transactions;

•	Review of the tax accounting process to identify and implement enhanced processes and related internal control review procedures; and

•	Adding additional review controls to approve complex accounting and related calculations.
Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.
Management believes the measures described above will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. We continuously seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Controls
No change occurred in our “internal control over financial reporting” as defined in Rule 13a-15(f) during our last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting or reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
We have not conducted an assessment of the internal controls over financial reporting of the most recently acquired businesses, Acton and Tyson. Accordingly, we have excluded those businesses from our considerations of the changes in internal controls.
PART II

ITEM 1.	Legal Proceedings
We are involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. These matters involve, among other things, disputes with vendors or customers, personnel and employment matters, and personal injury. We assess these matters on a case-by-case basis as they arise and establish reserves as required.
As of March 31, 2018, there was no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit No.		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith
**Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	May 4, 2018		Timothy D. Boswell
Chief Financial Officer (Principal Financial Officer)