Form 10-Q
period 2018-06-30
WillScot Corp
filed 2018-08-08
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock, par value $0.0001 per share, outstanding: 92,644,774 shares at August 1, 2018.
Shares of Class B common stock, par value $0.0001 per share, outstanding: 8,024,419 shares at August 1, 2018.

WILLSCOT CORPORATION
Quarterly Report on Form 10-Q

PART I

ITEM 1.	Financial Statements
WillScot Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2018 (unaudited)	December 31, 2017

Assets
Cash and cash equivalents	$8,181	$9,185
Trade receivables, net of allowances for doubtful accounts at June 30, 2018 and December 31, 2017 of $5,631 and $4,845, respectively	104,013	94,820
Raw materials and consumables	9,829	10,082
Prepaid expenses and other current assets	14,137	13,696
Total current assets	136,160	127,783
Rental equipment, net	1,075,040	1,040,146
Property, plant and equipment, net	82,361	83,666
Goodwill	33,570	28,609
Intangible assets, net	125,864	126,259
Other non-current assets	4,038	4,279
Total long-term assets	1,320,873	1,282,959
Total assets	$1,457,033	$1,410,742
Liabilities
Accounts payable	58,370	57,051
Accrued liabilities	45,606	48,912
Accrued interest	1,802	2,704
Deferred revenue and customer deposits	50,382	45,182
Current portion of long-term debt	1,883	1,881
Total current liabilities	158,043	155,730
Long-term debt	684,641	624,865
Deferred tax liabilities	111,924	120,865
Deferred revenue and customer deposits	6,696	5,377
Other non-current liabilities	19,109	19,355
Long-term liabilities	822,370	770,462
Total liabilities	980,413	926,192
Commitments and contingencies (see Note 12)
Class A common stock: $0.0001 par, 400,000,000 shares authorized at June 30, 2018 and December 31, 2017; 84,644,744 shares issued and outstanding at both June 30, 2018 and December 31, 2017	8	8
Class B common stock: $0.0001 par, 100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 8,024,419 shares issued and outstanding at both June 30, 2018 and December 31, 2017	1	1
Additional paid-in-capital	2,123,101	2,121,926
Accumulated other comprehensive loss	(54,417)	(49,497)
Accumulated deficit	(1,640,230)	(1,636,819)
Total shareholders' equity	428,463	435,619
Non-controlling interest	48,157	48,931
Total equity	476,620	484,550
Total liabilities and equity	$1,457,033	$1,410,742
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2018	2017	2018	2017
Revenues:
Leasing and services revenue:
Modular leasing	$101,249	$72,954	$198,511	$141,941
Modular delivery and installation	31,413	22,949	57,663	41,953
Sales:
New units	5,236	9,396	12,664	14,882
Rental units	2,435	4,778	6,246	10,622
Total revenues	140,333	110,077	275,084	209,398
Costs:
Costs of leasing and services:
Modular leasing	27,129	21,340	54,291	40,442
Modular delivery and installation	30,127	22,339	55,648	40,472
Costs of sales:
New units	3,704	6,766	8,691	10,486
Rental units	1,263	2,575	3,578	6,283
Depreciation of rental equipment	23,470	17,474	47,315	34,194
Gross profit	54,640	39,583	105,561	77,521
Expenses:
Selling, general and administrative	47,734	31,652	92,948	64,413
Other depreciation and amortization	1,570	1,890	4,006	3,831
Restructuring costs	449	684	1,077	968
Currency losses (gains), net	572	(6,497)	1,596	(8,499)
Other (income) expense, net	(1,574)	461	(4,419)	591
Operating income	5,889	11,393	10,353	16,217
Interest expense	12,155	29,907	23,874	54,568
Interest income	—	(3,509)	—	(6,093)
Loss from continuing operations before income tax	(6,266)	(15,005)	(13,521)	(32,258)
Income tax benefit	(6,645)	(5,269)	(7,065)	(10,138)
Income (loss) from continuing operations	379	(9,736)	(6,456)	(22,120)
Income from discontinued operations, net of tax	—	3,840	—	6,045
Net income (loss)	379	(5,896)	(6,456)	(16,075)
Net income (loss) attributable to non-controlling interest, net of tax	143	—	(505)	—
Total income (loss) attributable to WSC	$236	$(5,896)	$(5,951)	$(16,075)

Net income (loss) per share attributable to WSC – basic
Continuing operations - basic	$0.00	$(0.67)	$(0.08)	$(1.53)
Discontinued operations - basic	$0.00	$0.26	$0.00	$0.42
Net income (loss) per share - basic	$0.00	$(0.41)	$(0.08)	$(1.11)

Net income (loss) per share attributable to WSC – diluted
Continuing operations - diluted	$0.00	$(0.67)	$(0.08)	$(1.53)
Discontinued operations - diluted	$0.00	$0.26	$0.00	$0.42
Net income (loss) per share - diluted	$0.00	$(0.41)	$(0.08)	$(1.11)

Weighted average shares:
Basic	78,432,274	14,545,833	77,814,456	14,545,833
Diluted	82,180,086	14,545,833	77,814,456	14,545,833

Cash dividends declared per share	$—	$—	$—	$—
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$379	$(5,896)	$(6,456)	$(16,075)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax (benefit) expense of ($93), $462, ($241) and $618 for the three and six months ended June 30, 2018 and 2017, respectively	(2,619)	3,102	(2,380)	5,783
Comprehensive loss	(2,240)	(2,794)	(8,836)	(10,292)
Comprehensive loss attributable to non-controlling interest	(150)	—	(774)	—
Total comprehensive loss attributable to WSC	$(2,090)	$(2,794)	$(8,062)	$(10,292)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating Activities:
Net loss	$(6,456)	$(16,075)
Adjustments for non-cash items:
Depreciation and amortization	51,941	53,075
Provision for doubtful accounts	2,282	2,276
Gain on sale of rental equipment and other property, plant and equipment	(7,429)	(4,237)
Interest receivable capitalized into notes due from affiliates	—	(3,915)
Amortization of debt discounts and debt issuance costs	2,522	7,326
Share based compensation expense	1,175	—
Deferred income tax benefit	(7,066)	(5,073)
Unrealized currency losses (gains)	1,378	(8,356)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(11,624)	(3,847)
Inventories	442	610
Prepaid and other assets	(282)	(7,715)
Accrued interest receivable	—	(3,214)
Accrued interest payable	(909)	(1,524)
Accounts payable and other accrued liabilities	(11,841)	14,099
Deferred revenue and customer deposits	4,667	694
Net cash provided by operating activities	18,800	24,124
Investing Activities:
Acquisition of a business	(24,006)	—
Proceeds from sale of rental equipment	12,033	10,622
Purchase of rental equipment and refurbishments	(64,763)	(54,223)
Lending on notes due from affiliates	—	(67,939)
Repayments on notes due from affiliates	—	2,151
Proceeds from the sale of property, plant and equipment	681	11
Purchase of property, plant and equipment	(1,616)	(2,015)
Net cash used in investing activities	(77,671)	(111,393)
Financing Activities:
Receipts from borrowings	61,792	222,129
Receipts on borrowings from notes due to affiliates	—	75,000
Payment of financing costs	—	(10,919)
Repayment of borrowings	(3,770)	(198,580)
Principal payments on capital lease obligations	(59)	(785)
Net cash provided by financing activities	57,963	86,845
Effect of exchange rate changes on cash and cash equivalents	(96)	254
Net change in cash and cash equivalents	(1,004)	(170)
Cash and cash equivalents at the beginning of the period	9,185	6,162
Cash and cash equivalents at the end of the period	$8,181	$5,992

Supplemental Cash Flow Information:
Interest paid	$22,004	$50,404
Income taxes paid, net of refunds received	$1,000	$(437)
Capital expenditures accrued or payable	$16,828	$8,992
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Corporation (“WSC” or along with its subsidiaries, the “Company”), is a leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. The Company, whose securities are listed on The Nasdaq Capital Market, serves as the holding company for the Williams Scotsman family of companies. All of the Company’s assets and operations are owned through Williams Scotsman Holdings Corp. (“WS Holdings”). The Company operates and owns 90% of WS Holdings, and Sapphire Holding S.à r.l. (“Sapphire”), an affiliate of TDR Capital LLP (“TDR Capital”), owns the remaining 10%.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the US (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented.
The results of consolidated operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Principles of Consolidation
The condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All intercompany balances and transactions are eliminated. The Business Combination was accounted for as a reverse recapitalization in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. Although WSC was the indirect acquirer of WSII for legal purposes, WSII was considered the acquirer for accounting and financial reporting purposes.
As a result of WSII being the accounting acquirer, the financial reports filed with the US Securities and Exchange Commission (the “SEC”) by the Company subsequent to the Business Combination are prepared “as if” WSII is the predecessor and legal successor to the Company. The historical operations of WSII are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of WSII prior to the Business Combination; (ii) the combined results of the Company and WSII following the Business Combination on November 29, 2017; (iii) the assets and liabilities of WSII at their historical cost; and (iv) WSC’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of WSII in connection with the Business Combination is reflected retroactively to the earliest period presented and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of WSII. WSII’s remote accommodations business, which consisted of Target Logistics Management LLC (“Target Logistics”) and its subsidiaries and Chard Camp Catering Services (“Chard,” and together with Target Logistics, the “Remote Accommodations Business”), was transferred to other Algeco Group members on November 28, 2017 in a transaction under common control and was not included as part of the Business Combination. The operating results of the Remote Accommodations Business, net of tax, for the three and six months ended June 30, 2017 have been reported as discontinued operations in the condensed consolidated financial statements.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which prescribes a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and is effective for annual reporting periods beginning after December 15, 2018. Early adoption for non-public entities is permitted starting with annual reporting periods beginning after December 15, 2016. The core principle contemplated by this new standard was that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, non-cash considerations, contract modifications and completed contracts at transition.
The Company is currently finalizing its evaluation of the impact that the updated guidance will have on the Company’s financial statements and related disclosures. As part of the evaluation process, the Company is holding regular meetings with key stakeholders from across the organization to discuss the impact of the standard on its existing contracts. The Company plans to adopt Topic 606 using the modified retrospective transition approach.
The Company is utilizing a bottom-up approach to analyze the impact of the standard on its portfolio of contracts by reviewing the Company’s current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s existing revenue contracts. As part of its implementation project, the Company has prepared analysis with respect to revenue stream scoping, performed contract reviews, developed an preliminary gap analysis and evaluated the revised disclosure requirements. The Company intends to determine the preliminary impact on the Company’s financial statements during the third quarter of 2018.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance revises existing practice related to accounting for leases under ASC Topic 840, Leases (“ASC 840”) for both lessees and lessors. The new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The new standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The guidance includes a number of practical expedients that the Company may elect to apply. The impact of adopting Topic 842 will depend on the Company’s lease portfolio as of the adoption date. The Company will continue to evaluate the impacts of this guidance on its financial position, results of operations, and cash flows. The Company is planning to update its systems, processes and internal controls to meet the new reporting and disclosure requirements.
Recently Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.
During December 2017, shortly after the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. Per SAB 118, companies must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent the accounting for certain income tax effects of the Tax Act is incomplete, companies can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined. As a result of the Tax Act, in 2017, the Company remeasured its net deferred tax liabilities and recognized a provisional net benefit of $28.1 million. In addition, based on information currently available, the Company recorded a provisional income tax expense of $2.4 million in 2017 related to the deemed repatriation of foreign earnings. The Company recorded a minor adjustment in 2018 to the provisional amounts recorded in its financial statements for the year ended December 31, 2017 (see Note 8) and continues to evaluate the provisions of the Tax Act including guidance from the Department of Treasury and Internal Revenue Service. Additionally, the Company expects to file its US tax return for 2017 during the fourth quarter of 2018 and any changes to the estimates used to the final tax positions for temporary differences, earnings and profits will result in adjustments of the remeasurement amounts for the Tax Act recorded as of December 31, 2017.
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
NOTE 2 - Acquisitions
Tyson Acquisition
On January 3, 2018, the Company acquired all of the issued and outstanding membership interests of Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”)). Tyson provided modular space rental services in the Midwest, primarily in Indiana, Illinois and Missouri. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies. The acquisition date fair value of the consideration transferred consisted of $24.0 million in cash consideration, net of cash acquired. The transaction was fully funded by borrowings under the ABL Facility (defined in Note 6).
During the three months ended June 30, 2018, the Company recorded adjustments to the Tyson opening balance sheet, which increased rental fleet by $0.6 million and accrued liabilities by $0.2 million. This increase resulted in an equal increase in goodwill as detailed in Note 5. Increases or decreases in the estimated fair values of the net assets acquired may impact the Company’s statements of operations in future periods. The Company expects that the preliminary values assigned to the rental fleet, intangible assets, deferred tax assets and other accrued tax liabilities will be finalized during the third quarter of 2018.
Tyson results were immaterial to the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and as a result, the Company is not presenting pro-forma information.
Acton Acquisition
On December 20, 2017, WSII acquired 100% of the issued and outstanding ownership interests of Acton Mobile Holdings LLC (“Acton”) for a cash purchase price of $237.1 million, subject to certain adjustments. Acton owns all of the issued and outstanding membership interests of New Acton Mobile Industries, which provided modular space and portable storage rental services across the US. WSII funded the acquisition with cash on hand and borrowings under the ABL Facility (defined in Note 6). The Company incurred $4.8 million and $7.4 million in integration fees associated the Acton acquisition within selling, general, and administrative expenses (“SG&A”) for the three and six months ended June 30, 2018, respectively.
Through June 2018, the Company recorded adjustments to the Acton opening balance sheet, which increased accrued liabilities by $2.0 million due to further evaluation of unindemnified liabilities. This increase resulted in an equal increase in goodwill as detailed in Note 5. As a result of the timing of the transaction, the purchase price allocation for the rental equipment, intangible assets, property, plant and equipment, deferred tax assets, receivables, and other accrued liabilities acquired and assumed are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact the Company’s statements of operations in future periods. The Company expects that the preliminary values assigned to the rental equipment, intangible assets, property, plant and equipment, deferred tax assets, and other accrued tax liabilities will be finalized during the one-year measurement period following the acquisition date.
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

The table below presents unaudited pro-forma consolidated statements of operations information as if Acton had been included in the Company’s consolidated results for the six months ended June 30, 2017:

(in thousands)	Six Months Ended June 30, 2017
WSC historic revenues (a)	$209,398
Acton historic revenues	47,388
Pro-forma revenues	$256,786

WSC historic pretax loss (a)	$(32,258)
Acton historic pretax loss	(275)
Pro-forma pretax loss	(32,533)
Pro-forma adjustments to combined pretax loss:
Impact of fair value mark-ups/useful life changes on depreciation (b)	(1,272)
Intangible asset amortization (c)	(354)
Interest expense (d)	(5,431)
Elimination of historic Acton interest (e)	2,514
Pro-forma pretax loss	(37,076)
Income tax benefit	(11,652)
Pro-forma loss from continuing operations	(25,424)
Income from discontinued operations	6,045
Pro-forma net loss	$(19,379)
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
(d) In connection with the Acton acquisition, the Company drew $237.1 million on the ABL Facility. As of June 30, 2018, the weighted-
average interest rate of ABL borrowings was 4.58%.
(e) Interest on Acton historic debt was eliminated.
ModSpace Acquisition
On June 21, 2018, the Company and its newly-formed acquisition subsidiary, Mason Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Modular Space Holdings Space, Inc. (“ModSpace”), a privately-owned provider of office trailers, portable storage units and modular buildings, and NANOMA LLC, solely in its capacity as the representative of the Holders (as defined therein), pursuant to which Merger Sub will merge with and into ModSpace with ModSpace as the surviving entity and continuing as an indirect subsidiary of the Company (the “ModSpace Acquisition”). Subject to potential adjustment under the Merger Agreement, the aggregate consideration payable to the sellers under the Merger Agreement consists of (i) $1,063,750,000 in cash, (ii) 6,458,500 shares of the Company’s Class A common stock and (iii) warrants to purchase an aggregate of 10,000,000 shares of the Company’s Class A common stock at an exercise price of $15.50 per share.
The ModSpace sellers who receive Class A common shares and warrants will receive customary registration rights, and will be subject to a six-month lock-up arrangement, under a registration rights agreement to be entered into on the closing date. The warrants issuable to the sellers are not redeemable and will expire on November 29, 2022.
The closing of the merger is subject to certain closing conditions, including a Canadian regulatory approval; the continuing accuracy of each party’s representations and warranties; the performance of certain obligations; and, the satisfaction of other customary conditions. The Merger Agreement may be terminated by the Company or ModSpace under certain circumstances. If the ModSpace Acquisition does not close due to the occurrence of certain regulatory events, we may be required to pay to ModSpace a $35.0 million termination fee.
The Company incurred $4.1 million in transaction costs related to the ModSpace Acquisition for the three and six months ended June 30, 2018.

NOTE 3 - Discontinued Operations
WSII’s Remote Accommodations Business was transferred to another entity included in the Algeco Group prior to the Business Combination. WSII does not expect to have continuing involvement in the Remote Accommodations Business going forward. Historically, the Remote Accommodations Business leased rental equipment from WSII. After the Business Combination, several lease agreements for rental equipment still exist between the Company and Target Logistics. The lease revenue associated with these agreements is disclosed in Note 15.
As a result of the transactions discussed above, the Remote Accommodations segment has been reported as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2017.
Results from Discontinued Operations
Income from discontinued operations, net of tax, for the three and six months ended June 30, 2017 was as follows:

(in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Remote accommodations revenue	$31,487	$58,565
Remote accommodations costs of leasing and services	13,163	24,738
Depreciation of rental equipment	6,119	12,542
Gross profit	12,205	21,285
Selling, general and administrative expenses	3,499	6,531
Other depreciation and amortization	1,257	2,508
Restructuring costs	380	770
Other income, net	(37)	(40)
Operating profit	7,106	11,516
Interest expense	739	1,420
Income from discontinued operations, before income tax	6,367	10,096
Income tax expense	2,527	4,051
Income from discontinued operations, net of tax	$3,840	$6,045
Revenues and costs related to the Remote Accommodations Business for the three and six months ended June 30, 2017 were as follows:

(in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Remote accommodations revenue:
Lease revenue	$14,613	$28,577
Service revenue	16,874	29,988
Total remote accommodations revenue	$31,487	$58,565

Remote accommodation costs:
Cost of leases	$2,023	$4,200
Cost of services	11,140	20,538
Total remote accommodations costs	$13,163	$24,738
Cash flows from the Company’s discontinued operations are included in the condensed consolidated statements of cash flows. The significant cash flow items from discontinued operations for the six months ended June 30, 2017 were as follows:

(in thousands)	June 30, 2017
Depreciation and amortization	$15,050
Capital expenditures	$4,213

NOTE 4 - Rental Equipment, net
Rental equipment, net, at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Modular units and portable storage	$1,445,769	$1,385,901
Value added products and services	66,834	59,566
Total rental equipment	1,512,603	1,445,467
Less: accumulated depreciation	(437,563)	(405,321)
Rental equipment, net	$1,075,040	$1,040,146
During the three and six months ended June 30, 2018, the Company received $1.8 million and $9.3 million, respectively, in insurance proceeds related to assets damaged during Hurricane Harvey. The insurance proceeds exceeded the book value of damaged assets, and the Company recorded gains of $1.8 million and $4.8 million which are reflected in other (income) expense, net, on the condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively.
NOTE 5 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular – US	Modular – Other North America	Total
Balance at January 1, 2017	$—	$56,811	$56,811
Acquisition of a business	28,609	—	28,609
Effects of movements in foreign exchange rates	—	3,932	3,932
Impairment losses	—	(60,743)	(60,743)
Balance at December 31, 2017	28,609	—	28,609
Acquisition of a business	3,406	—	3,406
Changes to preliminary purchase price allocations	1,555	—	1,555
Balance at June 30, 2018	$33,570	$—	$33,570
As discussed in further detail in Note 2, the Company acquired Acton in December 2017. A preliminary valuation of the acquired net assets of Acton resulted in the recognition of $28.6 million of goodwill to the Modular - US segment, as defined in Note 13, for the year ended December 31, 2017. During the three and six months ended June 30, 2018, respectively, the Company made a $1.0 million and $2.0 million adjustment to the preliminary valuation of the acquired net assets of Acton including the related goodwill, due to further evaluation of unindemnified liabilities.
Additionally, as discussed in further detail in Note 2, the Company acquired Tyson in January 2018. A preliminary valuation of the acquired net assets of Tyson resulted in the recognition of $3.4 million of goodwill in the Modular - US segment, which the Company expects will be deductible for tax purposes. During the three and six months ended June 30, 2018, the Company made a $0.4 million adjustment to the preliminary valuation of the acquired net assets of Tyson, including the related goodwill, due to further evaluation of rental equipment and property, plant and equipment, and unindemnified liabilities.

NOTE 6 - Debt
The carrying value of debt outstanding at at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	June 30, 2018	December 31, 2017
Senior secured notes	7.875%	2022	$291,456	$290,687
US ABL Facility	Varies	2022	356,759	297,323
Canadian ABL Facility (a)	Varies	2022	—	—
Capital lease and other financing obligations			38,309	38,736
Total debt			686,524	626,746
Less: current portion of long-term debt			(1,883)	(1,881)
Total long-term debt			$684,641	$624,865

(a)
At June 30, 2018, the Company had no outstanding borrowings on the Canadian ABL Facility and $1.5 million of related debt issuance costs. As there were no principal borrowings outstanding on the Canadian ABL Facility as of December 31, 2017, $1.8 million of debt issuance costs related to that facility are included in other non-current assets on the condensed consolidated balance sheet.

ABL Facilities
Former Algeco Group Revolver
Prior to the Business Combination, WSII depended on the Algeco Group for financing, which centrally managed all treasury and cash management. In October 2012, the Algeco Group entered into a multi-currency asset-based revolving credit facility (the “Algeco Group Revolver”), which had a maximum aggregate availability of the equivalent of $1.355 billion. The maximum borrowing availability to WSII in US dollars and Canadian dollars (“CAD”) was $760.0 million and $175.0 million, respectively.
Interest expense of $8.3 million and $14.5 million million related to the Algeco Group Revolver was included in interest expense for the three and six months ended June 30, 2017.
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
Borrowings under the ABL Facility, at the Borrower’s option, bear interest at an adjusted LIBOR or base rate, in each case plus an applicable margin. The applicable margin is fixed at 2.50% for LIBOR borrowings and 1.50% for base rate borrowings up until March 31, 2018. Commencing on March 31, 2018, the applicable margins are subject to one step-down of 0.25% or one step-up of 0.25%, based on excess availability levels with respect to the ABL Facility. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of between 0.375% and 0.5% per annum. At June 30, 2018, the weighted average interest rate for borrowings under the ABL Facility was 4.58%.
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
At June 30, 2018, the Line Cap was $600.0 million and the Borrowers had $219.6 million of available borrowing capacity under the ABL Facility, including $153.1 million under the US ABL Facility and $66.5 million under the Canadian ABL Facility. At December 31, 2017, the Line Cap was $600.0 million and the Borrowers had $281.1 million of available borrowing capacity under the ABL Facility, including $211.1 million under the US ABL Facility and $70.0 million under the Canadian ABL Facility.

Borrowing capacity under the US ABL Facility is made available for up to $60.0 million of standby letters of credit and up to $50.0 million of swingline loans, and borrowing capacity under the Canadian ABL Facility is made available for up to $30.0 million of standby letters of credit, and $25.0 million of swingline loans. Letters of credit and bank guarantees carried fees of 2.625% at June 30, 2018 and December 31, 2017, respectively. The Company had issued $8.9 million of standby letters of credit under the ABL Facility at June 30, 2018 and December 31, 2017.
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
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the Borrowers continued flexibility to operate and develop their businesses. The ABL Facility also contains customary representations and warranties, affirmative covenants and events of default. The Company is in compliance with these covenants and restrictions as of June 30, 2018.
The Company had $368.0 million and $310.0 million in outstanding principal under the ABL Facility at June 30, 2018 and December 31, 2017, respectively. Debt issuance costs and discounts of $11.2 million and $12.7 million are included in the carrying value of debt at June 30, 2018 and December 31, 2017, respectively.
In July 2018, the Company and certain of its subsidiaries entered into amendments to the ABL Facility that will, among other things, (i) permit the ModSpace Acquisition (as defined in Note 16) and the financing thereof, (ii) increase the ABL Facility limit to $1.35 billion in the aggregate, and (iii) increase certain thresholds, basket sizes and default and notice triggers set forth in the ABL Facility to account for the increased size of the Company’s business following the ModSpace Acquisition. The amendments will become effective upon the closing of the ModSpace Acquisition. See Note 16 for additional information on the amendments.
Senior Secured Notes
WSII has $300.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “Notes”) under an indenture dated November 29, 2017, which was entered into by and among WSII, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on June 15 and December 15, beginning June 15, 2018. For the three and six months ended June 30, 2018, the Company incurred $5.9 million and $11.7 million, respectively, of interest expense related to the Notes.
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
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the US Borrowers continued flexibility to operate and develop their businesses. The Company is in compliance with these covenants and restrictions as of June 30, 2018 and December 31, 2017.
Unamortized debt issuance costs pertaining to the Notes was $8.5 million and $9.3 million as of June 30, 2018 and December 31, 2017, respectively.
Capital Lease and Other Financing Obligations
The Company’s capital lease and financing obligations primarily consisted of $38.1 million and $38.5 million under sale-leaseback transactions and $0.2 million and $0.2 million of capital leases at June 30, 2018 and December 31, 2017, respectively. The Company’s capital lease and financing obligations are presented net of $1.7 million and $1.8 million of debt issuance costs at June 30, 2018 and December 31, 2017, respectively. The Company’s capital leases primarily relate to real estate, equipment and vehicles and have interest rates ranging from 1.2% to 11.9%.
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
Interest expense of $16.6 million and $31.3 million associated with these notes due to affiliates is reflected in interest expense in the consolidated statement of operations for the three and six months ended June 30, 2017, respectively. Interest on the notes due to affiliates was payable on a semi-annual basis.
Conversely, WSII also distributed borrowings to other entities within the Algeco Group through intercompany loans, and earned interest income on the principal. For the three and six months ended June 30, 2017, the Company recognized $3.5 million and $6.1 million, respectively, of interest income related to the loans.
In conjunction with the Business Combination, all notes due to and from affiliates were settled, and there is no related interest expense or interest income related to the notes due to or from affiliates for the three and six months ended June 30, 2018.

NOTE 7 – Equity
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2018 and 2017 were as follows:

(in thousands)	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2017	$(49,497)	$(49,497)
Total other comprehensive loss	(2,380)	(2,380)
Reclassifications to accumulated deficit(a)	(2,540)	(2,540)
Balance at June 30, 2018	$(54,417)	$(54,417)

(in thousands)	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2016	$(56,928)	$(56,928)
Total other comprehensive loss	5,783	5,783
Balance at June 30, 2017	$(51,145)	$(51,145)
(a) In the first quarter of 2018, the Company elected to early adopt ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a discrete reclassification of $2.5 million from accumulated other comprehensive loss to accumulated deficit effective January 1, 2018.
There were no material amounts reclassified from accumulated other comprehensive loss and into consolidated net income (loss) for the three and six months ended June 30, 2018 and 2017.
Non-Controlling Interest
The changes in the non-controlling interest for the six months ended June 30, 2018 were as follows:

(in thousands)	Total
Balance at December 31, 2017	$48,931
Net loss attributable to non-controlling interest	(505)
Other comprehensive loss	(269)
Balance at June 30, 2018	$48,157
NOTE 8 – Income Taxes
The Company recorded income tax benefit of approximately $6.6 million and $7.1 million for the three and six months ended June 30, 2018, respectively, and $5.3 million and $10.1 million for the same periods of 2017.
The Company’s effective tax rate (“ETR”) for the three months ended June 30, 2018 and 2017 was 106.1% and 24.3%, respectively and 52.3% and 24.8% for the six months ended June 30, 2018 and 2017, respectively. The Company’s ETR for the three and six months ended June 30, 2018 is materially driven by discrete items, of which a $4.2 million tax benefit relates to a reduction in our net state deferred tax liability driven by the Maryland apportionment rule that was enacted in the second quarter.
The Company’s annual ETR used to determine the tax benefit for the quarter of approximately 19.8% is lower than the US statutory rate of 21.0% due to: (1) mix of earnings between tax paying components, notably forecasted losses in Canada which result in higher tax benefit due to a higher statutory tax rate, (2) reduction to the deferred tax liability established for the book over tax basis difference for our investment in our Canadian subsidiary and offset by (3) a partial valuation allowance due to limitations on the deductibility of interest expense estimated for the current year. Due to the foregoing, changes to our forecast of pre-tax book income and the mix of earnings between tax paying components that may occur due to changes in our business in subsequent periods may have a significant effect on our annual effective tax rate and consequently, tax expense (benefit) recorded in subsequent interim periods.
In addition, the Company also recognized tax benefit of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, related to foreign currency losses. For the three and six months ended June 30, 2017, the Company recognized tax expense of $2.5 million and $3.1 million related to foreign currency gains. The Company also adjusted the provisional amounts for the impacts of the Tax Act under SAB 118 reported in its financial statements for the year ended December 31, 2017, with an adjustment in the current quarter due to a change in state law for a tax benefit of $0.3 million which is incremental to the $0.3 million benefit recorded in the first quarter. As noted above, the Company recorded a discrete benefit of $4.2 million in the second quarter of 2018 to reduce its net state deferred tax liability primarily related to the enactment of an apportionment rule change in Maryland.
NOTE 9 - Fair Value Measures
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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, capital lease and other financing obligations, and other current liabilities approximate their carrying amounts largely due to the short-term maturities of these instruments.
The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	June 30, 2018				December 31, 2017
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Financial liabilities not measured at fair value
ABL Facility (see Note 6)	$356,759	$—	$368,000	$—	$297,323	$—	$310,000	$—
Notes (see Note 6)	291,456	—	312,567	—	290,687	—	310,410	—
Total	$648,215	$—	$680,567	$—	$588,010	$—	$620,410	$—
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three and six months ended June 30, 2018 and 2017. The fair value of the Company’s ABL Facility is primarily based upon observable market data such as market interest rates. The fair value of the Company’s Notes is based on their last trading price at the end of each period obtained from a third party.
NOTE 10 - Restructuring
The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $0.4 million and $0.7 million and $1.1 million and $1.0 million net of reversals, during the three and six months ended June 30, 2018 and 2017. The following is a summary of the activity in the Company’s restructuring accruals for the six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of the period	$755	$1,726	$227	$1,793
Charges during the period	449	684	1,077	968
Cash payments during the period	(234)	(286)	(330)	(639)
Currency	(3)	6	(7)	8
Balance at end of period	$967	$2,130	$967	$2,130
The restructuring charges for the three and six months ended June 30, 2018 relate primarily to employee termination costs in connection with the integration of Acton and Tyson. As part of the restructuring plan, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication of termination to the employee to the actual date of termination. The Company anticipates that the remaining actions contemplated under the $1.0 million accrual as of June 30, 2018, will be substantially completed by the end of the fourth quarter of 2018.

The restructuring charges for the three and six months ended June 30, 2017 related to corporate employee termination costs incurred as part of the Algeco Group.
Segments
The $0.4 million and $1.1 million of restructuring charges for the three and six months ended June 30, 2018 all pertain to the Modular - US segment. The $0.7 million and $1.0 million of restructuring charges for the three and six months ended June 30, 2017 all pertain to Corporate and other.
NOTE 11 - Stock-Based Compensation
On November 16, 2017, the Company’s shareholders approved a long-term incentive award plan (the “Plan”). The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Under the Plan, the Committee may grant an aggregate of 4,000,000 shares of Class A common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance compensation awards and stock bonus awards. Stock-based payments including the grant of stock options, RSUs, and RSAs are subject to service-based vesting requirements, and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. During the six months ended June 30, 2018, 27,675 RSAs, 921,730 RSUs and 589,257 stock option awards were granted under the Plan, while 35,050 RSUs were forfeited during the three and six months ended June 30, 2018.
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
As of June 30, 2018, none of the granted RSAs, RSUs or stock options had vested.
Restricted Stock Awards
The following table summarizes the Company’s RSA activity for the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2017	—	$—
Granted	27,675	13.60
Forfeited	—	—
Balance, June 30, 2018	27,675	$13.60
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.1 million and $0.1 million for the three and six months ended June 30, 2018, respectively. At June 30, 2018, unrecognized compensation cost related to RSAs totaled $0.3 million and is expected to be recognized over the remaining nine-month period.
Restricted Stock Units
The following table summarizes the Company's RSU award activity for the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2017	—	$—
Granted	921,730	13.60
Forfeited	(35,050)	13.60
Balance, June 30, 2018	886,680	$13.60

Compensation expense for RSUs recognized in SG&A on the condensed consolidated statements of operations was $0.6 million and $0.8 million for the three and six months ended June 30, 2018, respectively, with associated tax benefits of $0.2 million and $0.2 million for the three and six months ended June 30, 2018, respectively. At June 30, 2018, unrecognized compensation cost related to RSUs totaled $11.2 million and is expected to be recognized over a remaining period of 3.75 years.
Stock Option Awards
The following table summarizes the Company's stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted-Average Exercise Price per Share ($)
Outstanding options, December 31, 2017	—	$—
Granted	589,257	13.60
Exercised	—	—
Forfeited	—	—
Outstanding options, June 30, 2018	589,257	$13.60
Fully vested and exercisable options, end of period	—	$—
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million and $0.2 million for the three and six months ended June 30, 2018, respectively, with associated tax benefits of $0.0 million and $0.1 million for the three and six months ended June 30, 2018, respectively. At June 30, 2018, unrecognized compensation cost related to stock option awards totaled $3.0 million and is expected to be recognized over a remaining period of 3.75 years.
The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Expected volatility	36%
Expected dividend yield	—
Risk-free interest rate	2.73%
Expected term (in years)	6.25
Exercise price	$13.60
Weighted-average grant date fair value	$5.51
NOTE 12 - Commitments and Contingencies
The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material effect on the Company’s financial condition, results of operations or cash flows.
As discussed in more detail in Note 2, the Merger Agreement may be terminated by the Company or ModSpace under certain circumstances. If the ModSpace Acquisition does not close due to the occurrence of certain regulatory events, we may be required to pay to ModSpace a $35.0 million termination fee.
NOTE 13 - Segment Reporting
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
Modular leasing and sales is comprised of two operating segments: US and Other North America. The US modular operating segment (“Modular - US”) consists of the the contiguous 48 states and Hawaii. The Other North America operating segment (“Modular - Other North America”) consists of Alaska, Canada and Mexico. Corporate and other includes eliminations of costs and revenue between segments and Algeco Group corporate costs not directly attributable to the underlying segments. Following the Business Combination, no additional Algeco Group corporate costs were incurred and the Company’s ongoing corporate costs are included within the Modular - US segment. Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant.

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
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$90,965	$10,284	$101,249
Modular delivery and installation	27,390	4,023	31,413
Sales:
New units	4,149	1,087	5,236
Rental units	2,309	126	2,435
Total Revenues	$124,813	$15,520	$140,333

Costs:
Cost of leasing and services:
Modular leasing	$24,505	$2,624	$27,129
Modular delivery and installation	26,310	3,817	30,127
Cost of sales:
New units	2,876	828	3,704
Rental units	1,164	99	1,263
Depreciation of rental equipment	20,217	3,253	23,470
Gross profit	$49,741	$4,899	$54,640
Adjusted EBITDA	$38,104	$3,812	$41,916
Other selected data:
Selling, general and administrative expense	$43,325	$4,409	$47,734
Other depreciation and amortization	$1,354	$216	$1,570
Capital expenditures for rental fleet	$30,931	$1,748	$32,679

	Three Months Ended June 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenues:
Leasing and services revenue:
Modular leasing	$64,854	$8,242	$(142)	$72,954
Modular delivery and installation	20,970	1,979	—	22,949
Sales:
New units	8,550	846	—	9,396
Rental units	3,835	943	—	4,778
Total Revenues	$98,209	$12,010	$(142)	$110,077

Costs:
Cost of leasing and services:
Modular leasing	$19,338	$2,002	$—	$21,340
Modular delivery and installation	20,393	1,946	—	22,339
Cost of sales:
New units	6,072	696	(2)	6,766
Rental units	1,923	652	—	2,575
Depreciation of rental equipment	14,529	2,945	—	17,474
Gross profit (loss)	$35,954	$3,769	$(140)	$39,583
Adjusted EBITDA	$26,329	$2,506	$(2,588)	$26,247
Other selected data:
Selling, general and administrative expense	$24,181	$4,223	$3,248	$31,652
Other depreciation and amortization	$1,301	$244	$345	$1,890
Capital expenditures for rental fleet	$25,909	$1,716	$—	$27,625

	Six Months Ended June 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$178,913	$19,598	$198,511
Modular delivery and installation	51,360	6,303	57,663
Sales:
New units	10,964	1,700	12,664
Rental units	5,663	583	6,246
Total Revenues	$246,900	$28,184	$275,084

Costs:
Cost of leasing and services:
Modular leasing	$49,562	$4,729	$54,291
Modular delivery and installation	49,250	6,398	55,648
Cost of sales:			—
New units	7,442	1,249	8,691
Rental units	3,193	385	3,578
Depreciation of rental equipment	40,904	6,411	47,315
Gross profit	$96,549	$9,012	$105,561
Adjusted EBITDA	$70,716	$6,692	$77,408
Other selected data:
Selling, general and administrative expense	$84,146	$8,802	$92,948
Other depreciation and amortization	$3,559	$447	$4,006
Capital expenditures for rental fleet	$61,455	$3,308	$64,763

	Six Months Ended June 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenues:
Leasing and services revenue:
Modular leasing	$126,032	$16,204	$(295)	$141,941
Modular delivery and installation	38,324	3,629	—	41,953
Sales:
New units	12,556	2,326	—	14,882
Rental units	8,712	1,910	—	10,622
Total Revenues	$185,624	$24,069	$(295)	$209,398

Costs:
Cost of leasing and services:
Modular leasing	$36,713	$3,729	$—	$40,442
Modular delivery and installation	37,067	3,405	—	40,472
Cost of sales:				—
New units	8,685	1,813	(12)	10,486
Rental units	5,036	1,247	—	6,283
Depreciation of rental equipment	28,354	5,840	—	34,194
Gross profit (loss)	$69,769	$8,035	$(283)	$77,521
Adjusted EBITDA	$50,012	$5,625	$(7,444)	$48,193
Other selected data:
Selling, general and administrative expense	$48,127	$8,277	$8,009	$64,413
Other depreciation and amortization	$2,639	$491	$701	$3,831
Capital expenditures for rental fleet	$47,958	$2,344	$—	$50,302
The following tables present a reconciliation of the Company’s loss from continuing operations before income tax to Adjusted EBITDA by segment for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Loss from continuing operations before income taxes	$(5,533)	$(733)	$(6,266)
Interest expense, net	11,663	492	12,155
Depreciation and amortization	21,571	3,469	25,040
Currency losses, net	114	458	572
Restructuring costs	449	—	449
Integration costs	4,785	—	4,785
Stock compensation expense	1,054	—	1,054
Transaction fees	4,049	69	4,118
Other (income) expense	(48)	57	9
Adjusted EBITDA	$38,104	$3,812	$41,916

	Three Months Ended June 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Loss from continuing operations before income taxes	$320	$(1,442)	$(13,883)	$(15,005)
Interest expense, net	15,953	1,038	9,407	26,398
Depreciation and amortization	15,830	3,189	345	19,364
Currency gains, net	(5,800)	(294)	(403)	(6,497)
Restructuring costs	—	—	684	684
Transaction fees	46	—	730	776
Other expense	(20)	15	532	527
Adjusted EBITDA	$26,329	$2,506	$(2,588)	$26,247

	Six Months Ended June 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Loss from continuing operations before income taxes	$(10,841)	$(2,680)	$(13,521)
Interest expense, net	22,823	1,051	23,874
Depreciation and amortization	44,463	6,858	51,321
Currency losses, net	271	1,325	1,596
Restructuring costs	1,067	10	1,077
Integration costs	7,415	—	7,415
Stock compensation expense	1,175	—	1,175
Transaction fees	4,049	69	4,118
Other expense	294	59	353
Adjusted EBITDA	$70,716	$6,692	$77,408

	Six Months Ended June 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Loss from continuing operations before income taxes	$(5,210)	$(2,458)	$(24,590)	$(32,258)
Interest expense, net	31,512	2,216	14,747	48,475
Depreciation and amortization	30,993	6,331	701	38,025
Currency gains, net	(7,399)	(481)	(619)	(8,499)
Restructuring costs	—	—	968	968
Transaction fees	46	—	816	862
Other expense	70	17	533	620
Adjusted EBITDA	$50,012	$5,625	$(7,444)	$48,193
NOTE 14 - Income (Loss) Per Share
Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to WSC by the weighted average number of Class A common stock shares outstanding during the period. Concurrently with the Business Combination,12,425,000 of Class A shares were placed into escrow and were not entitled to vote or participate in the economic rewards available to the other Class A shareholders. On January 19, 2018, 6,212,500 shares of WSC Class A common stock were released from the escrow account. The remaining 6,212,500 shares of WSC Class A common stock in escrow are not included in the LPS calculation. In July 2018, certain contingencies were satisfied that under the earnout agreement governing the release of the escrowed shares, will result in the release of the remaining escrowed shares to Double Eagle, Harry E. Sloan and Sapphire upon the delivery of release instructions to the escrow agent.

Class B common shares have no rights to dividends or distributions made by the Company and, in turn, are excluded from the LPS calculation.
Diluted EPS is computed similarly to basic net income (loss) per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units, representing 589,257 and 886,680 shares of Class A common stock outstanding for the three and six months ended June 30, 2018, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
The following table is a reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted income (loss) per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share numbers)	2018	2017	2018	2017
Numerator
Income (loss) from continuing operations	$379	$(9,736)	$(6,456)	$(22,120)
Income from discontinued operations, net of tax	—	3,840	—	6,045
Net income (loss)	379	(5,896)	(6,456)	(16,075)
Net income (loss) attributable to non-controlling interest, net of tax	143	—	(505)	—
Total income (loss) attributable to WSC	$236	$(5,896)	$(5,951)	$(16,075)

Denominator
Average shares outstanding - basic	78,432,274	14,545,833	77,814,456	14,545,833
Average effect of dilutive securities:
Warrants	3,745,030	—	—	—
Restricted stock awards	2,782	—	—	—
Average shares outstanding - diluted	$82,180,086	$14,545,833	$77,814,456	$14,545,833

Income (loss) per share - basic
Continuing operations - basic	$0.00	$(0.67)	$(0.08)	$(1.53)
Discontinued operations - basic	$0.00	$0.26	$0.00	$0.42
Net income (loss) per share - basic	$0.00	$(0.41)	$(0.08)	$(1.11)

Income (loss) per share - diluted
Continuing operations - basic	$0.00	$(0.67)	$(0.08)	$(1.53)
Discontinued operations - basic	$0.00	$0.26	$0.00	$0.42
Net income (loss) per share - basic	$0.00	$(0.41)	$(0.08)	$(1.11)
NOTE 15 - Related Parties
Related party balances included in the Company’s consolidated balance sheet at June 30, 2018 and December 31, 2017, consisted of the following:

(in thousands)	Financial statement line Item	June 30, 2018	December 31, 2017
Receivables due from affiliates	Prepaid expenses and other current assets	$180	$2,863
Amounts due to affiliates	Accrued liabilities	(873)	(1,235)
	Total related party liabilities, net	$(693)	$1,628

On November 29, 2017, in connection with the closing of the Business Combination, the Company, WSII, WS Holdings and Algeco Global entered into a transition services agreement (the “TSA”). The purpose of the TSA is to ensure an orderly transition of WSII’s business and effectuate the Business Combination. Pursuant to the TSA, each party will provide or cause to be provided to the other party or its affiliates certain services, use of facilities and other assistance on a transitional basis. The services period under the TSA ranges from six months to three years based on the services, but includes early termination clauses. The Company had $0.1 million and $2.9 million in receivables due from affiliates pertaining to the Transition Services Agreement at June 30, 2018 and December 31, 2017, respectively.
The Company accrued expenses of $0.5 million and $1.2 million at June 30, 2018 and December 31, 2017, respectively, included in amounts due to affiliates, related to rental equipment purchases from an entity within the Algeco Group.
Related party transactions included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2018 and 2017, respectively, consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial statement line item	2018	2017	2018	2017
Leasing revenue from related parties	Modular leasing revenue	$(233)	$—	$(525)	$—
Management fees and recharge income on transactions with affiliates	Selling, general & administrative expenses	—	1,502	—	151
Interest income on notes due from affiliates	Interest income	—	(3,509)	—	(6,093)
Interest expense on notes due to affiliates	Interest expense	—	15,990	—	30,727
	Total related party (income) expense, net	$(233)	$13,983	$(525)	$24,785
The Company had capital expenditures of rental equipment purchased from related party affiliates of $0.4 million and $0.2 million for three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $0.5 million during the six months ended June 30, 2018 and 2017, respectively.
The Company paid $0.4 million and $0.0 million in professional fees to an entity, that two of the Company’s Directors also served in the same role for that entity, during the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively.
NOTE 16 - Subsequent Events
ModSpace Acquisition
As described in Note 2, on June 21, 2018, the Company entered into a definitive agreement to acquire ModSpace, a privately-owned provider of office trailers, portable storage units and modular buildings. Subject to potential adjustment under the Merger Agreement, the aggregate consideration payable by the Company to the sellers includes (i) $1,063,750,000 in cash, (ii) 6,458,500 shares of the Company’s Class A common stock and (iii) warrants to purchase an aggregate of 10,000,000 shares of the Company’s Class A common stock at an exercise price of $15.50 per share.
On July 16, 2018, the Canadian Competition Bureau issued a no-action letter relating to the ModSpace Acquisition. The no-action letter satisfied the Company’s obligation under the Merger Agreement to clear Competition Bureau review under Canada’s Competition Act.
The Company expects to close the acquisition in August 2018.
Amended ABL Facility
In July and August 2018, the Company entered into amendments to the ABL Facility that, among other things, (i) permit the ModSpace Acquisition and the Company’s financing thereof (including, without limitation, incremental borrowings under the ABL Facility and the senior unsecured notes described below), (ii) increase the ABL Facility limit to $1.35 billion in the aggregate, and increase the amount of the facility’s accordion feature to $450.0 million, and (iii) increase certain thresholds, basket sizes and default and notice triggers to account for the Company’s increased scale business following the ModSpace Acquisition. The amendments, copies of which is filed as an exhibits to this Form 10-Q, will become effective upon the closing of the ModSpace Acquisition and the satisfaction of other customary closing conditions.

Under the amended ABL Facility, (i) the borrowing limits of the US ABL Facility and the Canadian ABL Facility will be $1,200.0 million and $150.0 million, respectively, (ii) the borrowing capacity for standby letters of credit under the US ABL Facility and the Canadian ABL Facility will be $75.0 million and $60.0 million, respectively, and (iii) the borrowing capacity for swingline loans under the US ABL Facility and the Canadian ABL Facility will be $75.0 million and $50.0 million, respectively. As amended, the US Line Cap will equal the lesser of $1,200.0 million and the US Borrowing Base, and the Canadian Line Cap will equal the lessor of $150.0 million and the Canadian Borrowing Base.
The amended ABL Facility requires the Borrowers to maintain a (i) minimum fixed charge coverage ratio of 1.00:1.00 and (ii) maximum total net leverage ratio of 5.50:1.00, in each case, at any time when the excess availability under the amended ABL Facility is less than the greater of (a) $135.0 million and (b) an amount equal to 10% of the Line Cap.
ModSpace Acquisition Financing
Equity Offering
On July 25, 2018, the Company entered into an underwriting agreement with certain financial institutions under which the Company agreed to sell, and the underwriters agreed to purchase, 8.0 million shares of the Company’s Class A common stock at a public offering price of $16.00 per share. The Company granted to the underwriters an option to purchase up to 1.2 million additional Class A common shares at a public offering price of $16.00 per share less the underwriting discount (which would raise an additional $19.2 million of gross proceeds for the Company).
On July 30, 2018, the Company closed the underwritten public stock offering. The net offering proceeds to the Company were approximately $121.9 million. The Company plans to use the proceeds to fund the ModSpace Acquisition and to pay related fees and expenses or, if the ModSpace Acquisition is not consummated, for general corporate purposes.
2023 Senior Secured Notes
On July 31, 2018, a wholly-owned subsidiary of WSII, Mason Finance Sub, Inc. (“Finance Sub”), entered into a purchase agreement with certain financial institutions under which the initial purchasers agreed to purchase $300.0 million in aggregate principal amount of 6.875% senior secured notes due 2023 (the “2023 Secured Notes”) to be issued by Finance Sub. The proceeds are expected to fund the ModSpace Acquisition and to pay related fees and expenses. The 2023 Secured Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.
On August 6, 2018, Finance Sub closed the private placement and the initial purchasers deposited $300.0 million of gross offering proceeds into an escrow account. Upon consummation of the ModSpace Acquisition and the satisfaction of other conditions, the escrowed proceeds will be released to fund a portion of the cash consideration payable by WSII in the ModSpace Acquisition and to pay related fees and expenses. Upon the closing the ModSpace Acquisition, Finance Sub will merge with and into WSII, with WSII continuing as the surviving corporation, and WSII will assume the obligations of Finance Sub under the 2023 Secured Notes and the indenture governing the notes. If the ModSpace Acquisition is not completed by a specified date or certain other events occur, the 2023 Secured Notes will be subject to a special mandatory redemption.
The 2023 Secured Notes mature on August 15, 2023. The notes bear interest at a rate of 6.875% per annum, payable semi-annually on February 15 and August 15 of each year beginning February 15, 2019.
WSII may redeem the 2023 Secured Notes, in whole or in part, at a redemption price equal to (i) prior to August 15, 2020, 100% of the principal amount of the notes to be redeemed plus a make-whole premium; (ii) during the period from August 15, 2020 through August 14, 2021, 103.438% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, (iii) during the period from August 15, 2021 through August 14, 2022, 101.719% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest; and, (iv) from and after August 15, 2022, 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. WSII may also redeem, prior to August 15, 2020, up to 40% of the principal amount of the 2023 Senior Notes at a redemption price equal to 106.875% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, with the net proceeds of certain equity offerings.
Additional information regarding the 2023 Secured Notes and the indenture governing the notes is contained in the Form 8-K filed by the Company with the SEC on August 7, 2018.
2023 Senior Unsecured Notes
On July 28, 2018, the Company entered into a note purchase agreement with certain financial institutions under which the initial purchasers agreed to purchase $200.0 million in aggregate principal amount of senior unsecured notes due 2023 (the “Unsecured Notes”) to be issued by Finance Sub. The proceeds are expected to fund the ModSpace Acquisition and to pay related fees and expenses. The Unsecured Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
On August 3, 2018, Finance Sub closed the private placement and the initial purchasers deposited $200.0 million of gross offering proceeds into an escrow account. Upon consummation of the ModSpace Acquisition and the satisfaction of other conditions, the escrowed proceeds will be released to fund a portion of the cash consideration payable by WSII in the ModSpace Acquisition and to pay related fees and expenses. Upon the closing the ModSpace Acquisition, Finance Sub will merge with and into WSII, with WSII continuing as the surviving corporation, and WSII will assume the obligations of Finance Sub under the

Unsecured Notes and the indenture governing the notes. If the ModSpace Acquisition is not completed by a specified date or certain other events occur, the Unsecured Notes will be subject to a special mandatory redemption.
The Unsecured Notes, which mature on November 15, 2023, will bear interest at a rate of 10.0% per annum if paid in cash (or if paid in kind, 11.5% per annum) for any interest period ending on or prior to February 15, 2021, increasing thereafter to 12.5% per annum with no paid in kind option, in each case, payable semi-annually on February 15 and August 15 of each year beginning February 15, 2019.
The Unsecured Notes are not redeemable before February 15, 2019. WSII may redeem the Unsecured Notes, in whole or in part, at a redemption price equal to (i) during the period from February 15, 2019 through August 14, 2019, 100% of the principal amount of the notes to be redeemed plus a make-whole premium; (ii) during the period from August 15, 2019 through February 14, 2020, 102% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest; (iii) during the period from February 15, 2020 through February 14, 2021, 104% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, and (iv) thereafter, 106% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.
Additional information regarding the Unsecured Notes and the indenture governing the notes is contained in the Form 8-K filed by the Company with the SEC on August 7, 2018.
Warrants Delisting
In February 2018, a hearings panel of The Nasdaq Stock Market LLC (“Nasdaq”) established a July 3, 2018 deadline for the Company to comply with the minimum holder requirement applicable to the Company’s warrants. On July 10, 2018, the Company was notified that its warrants would be delisted from The Nasdaq Capital Market based on the Company’s failure to satisfy a minimum holder requirement applicable to the warrants. Trading for the Company’s warrants was suspended at the opening of business on July 12, 2018, and a Form 25-NSE will be filed with the Securities and Exchange Commission to remove the warrants from listing and registration on Nasdaq.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the US (“GAAP”) for complete financial statements. We use certain non-GAAP financial information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Reconciliations of non-GAAP measures are provided in this section where presented.
Executive Summary and Outlook
We are a leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. As of June 30, 2018, our branch network included over 100 locations and additional drop lots to better service our more than 35,000 customers across the US, Canada and Mexico. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 77,000 modular space units and nearly 20,000 portable storage units in our fleet.
In the second quarter of 2018, the integration of Acton Mobile (“Acton”) continued as planned, achieving full information technology system cut-over to Williams Scotsman’s operating platform. We also executed on cost savings measures in the quarter related to the Acton integration that will provide future savings. As of June 30, 2018, we had ceased production activities and began exit activities at 90% of the locations in overlapping markets. Exit activities for redundant branch locations, such as preparing units and materials for transport to other locations remain on schedule. These activities are expected to continue through the rest of the year and into early 2019 as we execute the established integration plan.
On June 22, 2018, we announced our agreement to acquire Modular Space Holdings, Inc. (“ModSpace”), which is the largest privately held provider of office trailers, portable storage units and modular buildings in the US and Canada, with over 80 operating locations. This transformative acquisition will position our company as the clear leader in the special rental services industry, with approximately $1.0 billion of annual revenue and over 160,000 rental units across North America. The Acton integration and ModSpace announcement demonstrate our ongoing commitment and ability to execute on our consolidation strategy while remaining focused on our core priorities of growing modular leasing revenues by increasing modular space units on rent and delivering “Ready to Work” solutions to our customers with value-added products and services (“VAPS”), and focusing on continually improving the overall customer experience. During July, we received a No Action Letter from the Canadian Competition Bureau, the receipt of which was a closing condition for the ModSpace acquisition, and the transaction is now expected to close in mid-August.
Prior to the ModSpace announcement, we secured debt commitments from several financial institutions to fund the acquisition. Subsequent to June 30, 2018, the Company entered into or amended several agreements to fund the cash consideration payable in the ModSpace acquisition on a permanent basis and to pay related fees and expenses:

•
Upsized our revolving credit agreement to $1.35 billion (expandable to $1.8 billion through an accordion feature) and obtained the amendments required to finance the acquisition and to give effect to our greater scale thereafter.

•	Completed $300.0 million private placement of 6.875% senior secured notes due 2023.

•	Completed $200.0 million private placement of senior unsecured notes due 2023.

•
Raised $128.0 million of gross proceeds from an underwritten common stock offering, subject to the underwriters' right to purchase an additional 1.2 million shares (which could raise an additional $19.2 million of gross proceeds).

See Note 16 to the condensed consolidated financial statements for further discussion of subsequent events.

For the three months ended June 30, 2018, key drivers of financial performance include:

•
Increased total revenues by $30.2 million, or 27.4% as compared to the same period in 2017, driven by a 38.2% increase in our core leasing and services revenues from both organic growth, and due to the impact of the Acton and Tyson acquisitions discussed in Note 2 of our unaudited condensed consolidated financial statements. The increase in our core leasing and services business was partially offset by decreases of 44.7% and 48.9% in our new and rental unit sales.

•
On a pro-forma basis, including results of Williams Scotsman, Acton, and Tyson for all periods presented, core leasing and services revenues increased $12.8 million, or 10.7% in the second quarter as compared to the same period in 2017.

•	Increased the Modular - US segment revenues which represents 89.0% of revenue for the three months ended June 30, 2018, by $26.6 million, or 27.1%, as compared to the same period in 2017, through:

–
Average modular space monthly rental rate growth of 2.6% to $549 through increases both in the price of our units, as well as increased VAPS pricing and penetration. Organic increases on the Williams Scotsman legacy fleet were partially offset by lower rates on units acquired from Acton and Tyson; and

–	Increased average modular space units on rent by 13,217 units, or 36.9%, primarily due to the Acton and Tyson acquisitions; and

–
Average modular space monthly utilization increased 30 basis points (“bps”) to 72.2% for the three months ended June 30, 2018, as compared to the three months ended March 31, 2018, though decreased by 160 bps during the quarter as compared to the three months ended June 30, 2017, as a result of lower utilization on acquired fleet from Acton and Tyson; and

–
On a pro-forma basis, including results of Williams Scotsman, Acton, and Tyson for all periods presented, core leasing and services revenues in the Modular - US segment increased $8.7 million, or 8.0%, primarily reflecting a 1.6% increase in average modular space units on rent and by a 9.8% increase in average modular space monthly rental rate. Total pro-forma revenues in the Modular - US segment decreased $0.6 million, or 0.5% as compared to the same period in 2017 driven by a $9.3 million, or 58.9% decrease year over year in new and rental unit sales as a result of lower volumes of sales opportunities and increased focus on our higher margin modular leasing business.

•
Increased the Modular - Other North America segment revenues which represented 11.0% of revenues for the three months ended June 30, 2018, by $3.5 million, or 29.2% as compared to the same period in 2017. Increases were driven primarily by:

–	Average modular space monthly rental rate increased 7.3% to $573

–	Average modular space units on rent increased by 624 units, or 12.7% as compared to the same period in 2017

–	Average modular space monthly utilization increased by 710 bps as compared to the same period in 2017 to 57.1%

•
Generated combined Adjusted EBITDA of $41.9 million between the Modular - US Segment and the Modular - Other North America Segment, representing an increase of $13.1 million or 45.5% as compared to the same period in 2017, which includes the impact of the Acton and Tyson acquisitions discussed in Note 2 of the unaudited condensed consolidated financial statements.

Our customers operate in a diversified set of end markets, including commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 83% of our revenues in the three months ended June 30, 2018, including the customer base from the Acton and Tyson acquisitions. Market fundamentals underlying these markets are currently favorable, and we expect continued modest market growth in the next several years. Potential increased capital spending as a result tax reform, discussions of increased infrastructure spending, and rebuilding in areas impacted by natural disasters in 2017 across the US also provide us confidence in continued demand for our products.

Although only 11.0% of our revenues for the three months ended June 30, 2018 were from the Modular - Other North America segment, markets in Canada, including Alaska, and Mexico, show continued improvement despite declines experienced over the last several years related to the energy markets. This segment saw significant improvement in average modular space monthly rental rates, average modular space units on rent, and average modular space monthly utilization as compared to the same period in 2017. However, competitive pressures in these markets may continue to depress pricing given current levels of supply in the market until utilization across the industry improves.
Consolidated Results of Operations
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Our consolidated statements of operations for the three months ended June 30, 2018 and 2017 are presented below:

	Three Months Ended June 30,		2018 vs. 2017 $ Change
(in thousands)	2018	2017
Revenues:
Leasing and services revenue:
Modular leasing	$101,249	$72,954	$28,295
Modular delivery and installation	31,413	22,949	8,464
Sales:
New units	5,236	9,396	(4,160)
Rental units	2,435	4,778	(2,343)
Total revenues	140,333	110,077	30,256
Costs:
Costs of leasing and services:
Modular leasing	27,129	21,340	5,789
Modular delivery and installation	30,127	22,339	7,788
Costs of sales:
New units	3,704	6,766	(3,062)
Rental units	1,263	2,575	(1,312)
Depreciation of rental equipment	23,470	17,474	5,996
Gross profit	54,640	39,583	15,057
Expenses:
Selling, general and administrative	47,734	31,652	16,082
Other depreciation and amortization	1,570	1,890	(320)
Restructuring costs	449	684	(235)
Currency losses (gains), net	572	(6,497)	7,069
Other (income) expense, net	(1,574)	461	(2,035)
Operating income	5,889	11,393	(5,504)
Interest expense	12,155	29,907	(17,752)
Interest income	—	(3,509)	3,509
Loss from continuing operations before income tax	(6,266)	(15,005)	8,739
Income tax benefit	(6,645)	(5,269)	(1,376)
Income (loss) from continuing operations	379	(9,736)	10,115
Income from discontinued operations, net of tax	—	3,840	(3,840)
Net income (loss)	379	(5,896)	6,275
Net income attributable to non-controlling interest, net of tax	143	—	143
Total income (loss) attributable to WSC	$236	$(5,896)	$6,132

Comparison of Three Months Ended June 30, 2018 and 2017
Revenue: Total revenue increased $30.2 million, or 27.4%, to $140.3 million for the three months ended June 30, 2018 from $110.1 million for the three months ended June 30, 2017. The increase was primarily the result of a 38.2% increase in leasing and services revenue driven by improved pricing and volumes. Average modular space monthly rental rates increased 3.2% to $551 for the three months ended June 30, 2018, and average modular space units on rent increased 13,841 units, or 34.0%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. Improved volumes were driven by units acquired as part of the Acton and Tyson acquisitions and organic unit on rent growth, as well as increased modular delivery and installation revenues on the combined rental fleet of 37.1%. The increase in leasing and services revenue was partially offset by decreases of $4.2 million, or 44.7%, and $2.3 million, or 48.9% in new unit and rental unit sales, respectively, as compared to the same period in 2017. The decrease year over year in new and rental unit sales was as a result of lower volumes of sales opportunities and increased focus on our higher margin modular leasing business.
On a pro-forma basis, including results of the Company, Acton, and Tyson for all periods presented, total revenues increased $2.8 million, or 2.1%, year-over-year for the three months ended June 30, 2018. Core leasing and services revenues increased $12.8 million, or 10.7%, primarily reflecting a 2.6% increase in average modular space units on rent and a 9.8% increase in average modular space monthly rental rate. The increase in leasing and services revenues was partially offset by a $10.0 million, or 56.5% decrease year over year in new and rental unit sales.
Total average units on rent for the three months ended June 30, 2018 and 2017 were 68,017 and 53,019, respectively. The increase was due to units acquired as part of the Acton and Tyson acquisitions and organic improvements in modular space average units on rent, with modular space average units on rent increasing by 13,841 units, or 34.0% for the three months ended June 30, 2018. Modular space average monthly rental rates increased 3.2% for the three months ended June 30, 2018. Portable storage average units on rent increased by 1,157 units, or 9.4% for the three months ended June 30, 2018. Average portable storage monthly rental rates increased 4.4% for the three months ended June 30, 2018. The average modular space unit utilization rate during the three months ended June 30, 2018 was 70.3%, as compared to 69.8% during the same period in 2017. The increase in average modular space utilization rate was driven by improvement in the modular space average units on rent in the Modular - Other North America business segment, slightly offset by declines in the Modular - US business segment as a result of acquired units at lower utilization rates. The average portable storage unit utilization rate during the three months ended June 30, 2018 was 68.1%, as compared to 70.0% during the same period in 2017. The decrease in average portable storage utilization rate was driven by organic declines in the number of portable storage average units on rent in the Modular - US segment.
Gross Profit: Our gross profit percentage was 38.9% and 36.0% for the three months ended June 30, 2018 and 2017, respectively. Our gross profit percentage, excluding the effects of depreciation, was 56.0% and 52.0% for the three months ended June 30, 2018 and 2017, respectively.
Gross profit increased $15.0 million, or 37.9%, to $54.6 million for the three months ended June 30, 2018 from $39.6 million for the three months ended June 30, 2017. The increase in gross profit is a result of a $23.2 million increase in modular leasing and services gross profit primarily as a result of increased revenues as well as increased margins due to favorable average monthly rental rates on modular space units. These increases were partially offset by increased depreciation of $6.0 million as a result of continued capital investment in rental equipment, including additional depreciation related to the Acton and Tyson acquisitions, and decreased new unit and rental unit gross profit of $2.2 million due to lower revenues.
Selling, General and Administrative: Selling, general and administrative expense (“SG&A”) increased $16.0 million, or 50.5%, to $47.7 million for the three months ended June 30, 2018, compared to $31.7 million for the three months ended June 30, 2017. $9.2 million of the SG&A increase was driven by discrete items including increased transaction fees of $3.3 million related to the pending ModSpace acquisition, increased integration costs of $4.8 million related primarily to the Acton integration, and increased stock compensation expense of $1.1 million. The remaining increases of $6.8 million are primarily related to $2.7 million of increased public company costs including outside professional fees, and increased headcount, occupancy, and indirect tax costs all of which are partially driven by the Acton and Tyson acquisitions and our expanded employee base and branch network. Cost synergies related to the Acton integration plan are on track. As of June 30, 2018, we had ceased production activities and began exit activities at 90% of the Acton locations in overlapping markets. Exit activities for redundant branch locations, such as preparing units and materials for transport to other locations remain on schedule. These activities are expected to continue through the rest of the year and into early 2019 and we expect additional cost savings as we execute the established integration plan. These increases were partially offset by a reduction of $3.2 million in corporate & other related to Algeco Group costs no longer included in our operations.
Other Depreciation and Amortization: Other depreciation and amortization decreased $0.3 million, or 15.8%, to $1.6 million for the three months ended June 30, 2018, compared to $1.9 million for the three months ended June 30, 2017.
Restructuring Costs: Restructuring costs were $0.4 million for the three months ended June 30, 2018 as compared to $0.7 million for the three months ended June 30, 2017. The 2018 restructuring charges relate primarily to employee termination costs related to the Acton acquisition. The 2017 restructuring charges relate primarily to the Algeco Group corporate function and consist of employee termination costs.

Currency Losses (Gains), net: Currency losses (gains), net decreased by $7.1 million to a $0.6 million loss for the three months ended June 30, 2018 compared to a $6.5 million gain for the three months ended June 30, 2017. The decrease in currency losses (gains) was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency. The majority of the intercompany receivables and payables contributing to these gains and losses were settled concurrently with the Carve-Out Transaction and Business Combination in November 2017.
Other (Income) Expense, Net: Other (income) expense, net was $1.6 million of other income for the three months ended June 30, 2018 and $0.5 million of other expense for the three months ended June 30, 2017. The increase in other income was driven by insurance proceeds related to assets damaged during Hurricane Harvey which contributed $1.8 million to other (income) expense, net, for the three months ended June 30, 2018.
Interest Expense: Interest expense decreased $17.7 million, or 59.2%, to $12.2 million for the three months ended June 30, 2018 from $29.9 million for the three months ended June 30, 2017. Upon consummation of the Business Combination in November 2017, we issued $300.0 million of 7.875% senior secured notes (the “Notes”) and entered into a new $600.0 million ABL credit agreement (the “ABL Facility”) to fund our operations as a stand-alone company. The majority of the interest costs incurred during the three months ended June 30, 2017 relate to the previous debt structure of the Company as part of the Algeco Group. The decrease in interest expense is driven by our lower debt balance in 2018 under our new debt structure as compared to the Algeco Group debt structure in place in 2017. See Note 6 to the condensed consolidated financial statements for further discussion of our debt.
Interest Income: Interest income decreased $3.5 million, or 100.0%, to $0.0 million for the three months ended June 30, 2018 from $3.5 million for the three months ended June 30, 2017. This decrease is due to the decrease in the principal balance of notes due from affiliates, which were settled upon consummation of the Business Combination in November 2017.
Income Tax Benefit: Income tax benefit increased $1.3 million to $6.6 million for the three months ended June 30, 2018 compared to $5.3 million for the three months ended June 30, 2017. The increase in income tax benefit was principally due to discrete benefits related to state enacted laws in the three months ended June 30, 2018, which were partially offset by a smaller pre-tax loss.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Our consolidated statements of net loss for the six months ended June 30, 2018 and 2017 are presented below:

	Six Months Ended June 30,		2018 vs. 2017 $ Change
(in thousands)	2018	2017
Revenues:
Leasing and services revenue:
Modular leasing	$198,511	$141,941	$56,570
Modular delivery and installation	57,663	41,953	15,710
Sales:
New units	12,664	14,882	(2,218)
Rental units	6,246	10,622	(4,376)
Total revenues	275,084	209,398	65,686
Costs:
Costs of leasing and services:
Modular leasing	54,291	40,442	13,849
Modular delivery and installation	55,648	40,472	15,176
Costs of sales:
New units	8,691	10,486	(1,795)
Rental units	3,578	6,283	(2,705)
Depreciation of rental equipment	47,315	34,194	13,121
Gross profit	105,561	77,521	28,040
Expenses:
Selling, general and administrative	92,948	64,413	28,535
Other depreciation and amortization	4,006	3,831	175
Restructuring costs	1,077	968	109
Currency losses (gains), net	1,596	(8,499)	10,095
Other (income) expense, net	(4,419)	591	(5,010)
Operating income	10,353	16,217	(5,864)
Interest expense	23,874	54,568	(30,694)
Interest income	—	(6,093)	6,093
Loss from continuing operations before income tax	(13,521)	(32,258)	18,737
Income tax benefit	(7,065)	(10,138)	3,073
Loss from continuing operations	(6,456)	(22,120)	15,664
Income from discontinued operations, net of tax	—	6,045	(6,045)
Net loss	(6,456)	(16,075)	9,619
Net loss attributable to non-controlling interest, net of tax	(505)	—	(505)
Total loss attributable to WSC	$(5,951)	$(16,075)	$10,124

Comparison of Six Months Ended June 30, 2018 and 2017
Revenue: Total revenue increased $65.7 million, or 31.4%, to $275.1 million for the six months ended June 30, 2018 from $209.4 million for the six months ended June 30, 2017. The increase was primarily the result of a 39.1% increase in leasing and services revenue driven by improved pricing and volumes. Average modular space monthly rental rates increased 3.6% for the six months ended June 30, 2018, and average modular space units on rent increased 14,022 units, or 34.8%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. Improved volumes were driven by units acquired as part of the Acton and Tyson acquisitions and organic unit on rent growth, as well as increased modular delivery and installation revenues on the combined rental fleet of 37.4%. The increase in leasing and services revenue was partially offset by decreases of $2.2 million, or 14.8% and $4.4 million, or 41.5% in new unit and rental unit sales, respectively, as compared to the same period in 2017. The decrease year over year in new and rental unit sales was as a result of lower volumes of sales opportunities and increased focus on our higher margin modular leasing business.
On a pro-forma basis, including results of the Company, Acton, and Tyson for all periods presented, total revenues increased $14.1 million, or 5.4%, year-over-year for the six months ended June 30, 2018. Core leasing and services revenues increased $25.8 million, or 11.2%, primarily reflecting a 3.5% increase in average modular space units on rent and a 9.3% increase in average modular space monthly rental rate. The increase in leasing and services revenues was partially offset by a $11.7 million, or 38.2% decrease year over year in new and rental unit sales.
Total average units on rent for the six months ended June 30, 2018 and 2017 were 68,126 and 53,055, respectively. The increase was due to units acquired as part of the Acton and Tyson acquisitions and organic improvements in modular space average units on rent, with modular space average units on rent increased by 14,022 units, or 34.8% for the six months ended June 30, 2018. Modular space average monthly rental rates increased 3.6% for the six months ended June 30, 2018. Portable storage average units on rent increasing by 1,049 units, or 8.2% for the six months ended June 30, 2018. Average portable storage monthly rental rates increased 4.4% for the six months ended June 30, 2018. The average modular space unit utilization rate during the six months ended June 30, 2018 was 70.3%, as compared to 69.1% during the same period in 2017. The increase in average modular space utilization rate was driven by improvement in the modular space average units on rent in the Modular - Other North America business segment. The average portable storage unit utilization rate during the six months ended June 30, 2018 was 69.4%, as compared to 72.1% during the same period in 2017. The decrease in average portable storage utilization rate was driven by organic declines in the number of portable storage average units on rent in the Modular - US segment.
Gross Profit: Our gross profit percentage was 39.3% and 38.1% for the six months ended June 30, 2018 and 2017, respectively. Our gross profit percentage, excluding the effects of depreciation, was 56.0% and 53.0% for the six months ended June 30, 2018 and 2017, respectively.
Gross profit increased $28.1 million, or 36.3%, to $105.6 million for the six months ended June 30, 2018 from $77.5 million for the six months ended June 30, 2017. The increase in gross profit is a result of a $43.3 million increase in modular leasing gross profit primarily as a result of increased revenues as well as increased margins due to favorable average monthly rental rates on modular space units. These increases were partially offset by increased depreciation of $13.1 million as a result of continued capital investment in rental equipment, including additional depreciation related to the Acton and Tyson acquisitions, and decreased new unit and rental unit gross profit of $2.1 million due to lower revenues.
Selling, General and Administrative: Selling, general and administrative expense (“SG&A”) increased $28.5 million, or 44.3%, to $92.9 million for the six months ended June 30, 2018, compared to $64.4 million for the six months ended June 30, 2017. $11.8 million of the SG&A increase was driven by discrete items including increased transaction fees of $3.3 million related to the pending ModSpace acquisition, increased integration costs of $7.4 million related to the Acton and Tyson integrations, and increased stock compensation expense of $1.2 million. The remaining increases of $16.7 million are primarily related to $6.2 million of increased public company costs including outside professional fees, and increased headcount, occupancy, and indirect tax costs all of which are partially driven by the Acton and Tyson acquisitions and our expanded employee base and branch network. Cost synergies related to the Acton integration plan are on track. As of June 30, 2018, we had ceased production activities and began exit activities at 90% of the Acton locations in overlapping markets. Exit activities for redundant branch locations, such as preparing units and materials for transport to other locations remain on schedule. These activities are expected to continue through the rest of the year and into early 2019 and we expect additional cost savings as we execute the established integration plan. These increases were partially offset by a reduction of $8.0 million in corporate and other related to Algeco Group costs no longer included in our operations.
Other Depreciation and Amortization: Other depreciation and amortization increased $0.2 million, or 5.3%, to $4.0 million for the six months ended June 30, 2018, compared to $3.8 million for the six months ended June 30, 2017. The increase was driven primarily by depreciation on property, plant and equipment acquired as part of the Acton acquisition in the first quarter, partially offset by a reduction in total property, plant and equipment for the six months ended June 30, 2018.
Restructuring Costs: Restructuring costs were $1.1 million for the six months ended June 30, 2018 as compared to $1.0 million for the six months ended June 30, 2017. The 2018 restructuring charges relate primarily to employee termination costs related to the Acton and Tyson acquisitions. The 2017 restructuring charges relate primarily to the Algeco Group corporate function and consist of employee termination costs.

Currency Losses (Gains), net: Currency losses (gains), net decreased by $10.1 million to a $1.6 million loss for the six months ended June 30, 2018 compared to a $8.5 million gain for the six months ended June 30, 2017. The decrease in currency losses (gains) was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency. The majority of the intercompany receivables and payables contributing to these gains and losses were settled concurrently with the Carve-Out Transaction and Business Combination.
Other (Income) Expense, net: Other (income) expense, net was $4.4 million of income for the six months ended June 30, 2018 and $0.6 million of other expense for the six months ended June 30, 2017. The decrease in other (income) expense was driven by income from insurance proceeds related to assets damaged during Hurricane Harvey which contributed $4.8 million to other (income) expense, net, for the six months ended June 30, 2018.
Interest Expense: Interest expense decreased $30.7 million, or 56.2%, to $23.9 million for the six months ended June 30, 2018 from $54.6 million for the six months ended June 30, 2017. Upon consummation of the Business Combination in November 2017, we issued the Notes and entered into the ABL Facility to fund our operations as a stand-alone company. The majority of the interest costs incurred during the six months ended June 30, 2017 relate to the previous debt structure of the Company as part of the Algeco Group. The decrease in interest expense is driven by our lower debt balance in 2018 under our new debt structure as compared to the Algeco Group debt structure in place in 2017. See Note 6 to the condensed consolidated financial statements for further discussion of our debt.
Interest Income: Interest income decreased $6.1 million, or 100.0%, to zero for the six months ended June 30, 2018 from $6.1 million for the six months ended June 30, 2017. This decrease is due to the decrease in the principal balance of notes due from affiliates, which were settled upon consummation of the Business Combination in November 2017.
Income Tax Benefit: Income tax benefit decreased $3.0 million to $7.1 million for the six months ended June 30, 2018 compared to $10.1 million for the six months ended June 30, 2017. The decrease in income tax benefit was principally due to a smaller pre-tax loss and the reduction to the corporate tax rate from 35% to 21% under the 2017 Tax Act enacted on December 22, 2017.
Business Segment Results
Our principal line of business is modular leasing and sales. The Company formerly operated a Remote Accommodations Business, which was considered a single reportable segment, and was transferred to another entity included in the Algeco Group in connection with the Business Combination in November 2017 and is no longer a part of our business. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico. Corporate and other represents primarily SG&A related to the Algeco Group’s corporate costs, which were not incurred by WSC in 2018.
The following tables and discussion summarize our reportable segment financial information for the three and six months ended June 30, 2018 and 2017. Future changes to our organizational structure may result in changes to the segments disclosed.
Comparison of Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30, 2018
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$124,813	$15,520	$140,333
Gross profit	$49,741	$4,899	$54,640
Adjusted EBITDA	$38,104	$3,812	$41,916
Capital expenditures for rental equipment	$30,931	$1,748	$32,679
Modular space units on rent (average during the period)	48,997	5,524	54,521
Average modular space utilization rate	72.2%	57.1%	70.3%
Average modular space monthly rental rate	$549	$573	$551
Portable storage units on rent (average during the period)	13,127	369	13,496
Average portable storage utilization rate	68.5%	57.4%	68.1%
Average portable storage monthly rental rate	$120	$116	$119

	Three Months Ended June 30, 2017
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenue	$98,209	$12,010	$(142)	$110,077
Gross profit	$35,954	$3,769	$(140)	$39,583
Adjusted EBITDA	$26,329	$2,506	$(2,588)	$26,247
Capital expenditures for rental equipment	$25,909	$1,716	$—	$27,625
Modular space units on rent (average during the period)	35,780	4,900	—	40,680
Average modular space utilization rate	73.8%	50.0%	—%	69.8%
Average modular space monthly rental rate	$535	$534	$—	$534
Portable storage units on rent (average during the period)	11,988	351	—	12,339
Average portable storage utilization rate	70.7%	51.8%	—%	70.0%
Average portable storage monthly rental rate	$114	$118	$—	$114
Modular - US Segment
Revenue: Total revenue increased $26.6 million, or 27.1%, to $124.8 million for the three months ended June 30, 2018 from $98.2 million for the three months ended June 30, 2017. Modular leasing revenue increased $26.2 million, or 40.4%, driven by improved pricing and volumes. Average modular space monthly rental rates increased 2.6% for the three months ended June 30, 2018, and average modular space units on rent increased 13,217 units, or 36.9%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. Improved volumes were driven by units acquired as part of the Acton and Tyson acquisitions and organic unit on rent growth, as well as increased modular delivery and installation revenues on the combined rental fleet of 30.5%. The increases in leasing and services revenue were partially offset by decreases in sales revenues. New unit sales revenue decreased $4.5 million, or 52.3% and rental unit sales revenue decreased $1.5 million, or 39.5%. The decrease year over year in new and rental unit sales was as a result of lower volumes of sales opportunities and increased focus on our higher margin modular leasing business.
On a pro-forma basis, including results of the Company, Acton, and Tyson for all periods presented, total revenues decreased $0.6 million, or 0.5% year-over-year driven by a $9.3 million or 58.9% decline in new and rental unit sales, offset by an $8.7 million, or 8.0% increase in our core leasing and services revenue. This increase was driven by continued improved pricing and volumes. Pro-forma average modular space monthly rental rates increased $49, or 9.8% for the three months ended June 30, 2018, and pro-forma average modular space units on rent increased 765 units, or 1.6%. Pro-forma utilization for our modular space units increased to 72.2%, up 170 bps from 70.5% for the three months ended June 30, 2017.
Gross Profit: Gross profit increased $13.8 million, or 38.4%, to $49.7 million for the three months ended June 30, 2018 from $35.9 million for the three months ended June 30, 2017. The increase in gross profit was driven by higher modular leasing and service revenues driven both by organic growth and through the Acton and Tyson acquisitions. The increase in gross profit from modular leasing and sales revenues was partially offset by an $5.7 million increase in depreciation of rental equipment primarily related to acquired units in the Acton and Tyson acquisitions, as well as decreased gross profit of $2.0 million related to new and rental unit sales for the three months ended June 30, 2018.
Adjusted EBITDA: Adjusted EBITDA increased $11.8 million, or 44.9%, to $38.1 million for the three months ended June 30, 2018 from $26.3 million for the three months ended June 30, 2017. The increase was driven by higher modular leasing and services gross profits discussed above, partially offset by increases in SG&A, excluding discrete items, of $9.5 million, of which $2.7 was driven by increased public company costs including outside professional fees. The majority of the remaining increase was driven by increased headcount, occupancy, and indirect tax costs all of which are partially driven by the Acton and Tyson acquisitions and our expanded employee base and branch network. Additionally, a gain recognized from the receipt of insurance proceeds related to assets damaged during Hurricane Harvey contributed $1.8 million to Adjusted EBITDA for the three months ended June 30, 2018.
Capital Expenditures for Rental Equipment: Capital expenditures increased $5.1 million, or 19.7%, to $31.0 million for the three months ended June 30, 2018 from $25.9 million for the three months ended June 30, 2017. Net capital expenditures also increased $5.1 million, or 23.1%, to $27.2 million. The increases for both were driven by increased spend for refurbishments, new fleet, and VAPS to drive modular space unit on rent and revenue growth, and maintenance of a larger fleet following our Acton and Tyson acquisitions.

Modular - Other North America Segment
Revenue: Total revenue increased $3.5 million, or 29.2%, to $15.5 million for the three months ended June 30, 2018 from $12.0 million for the three months ended June 30, 2017. Modular leasing revenue increased $2.0 million, or 24.1%, driven by improved pricing and volumes in the quarter. Average modular space monthly rental rates increased 7.3% and average modular space units on rent increased by 624 units, or 12.7% for the period, resulting in a higher modular space utilization which increased by 710 bps. Modular delivery and installation revenues increased $2.0 million, or 100.0%, due primarily to a large camp installation during the quarter. New unit sales revenue increased $0.3 million, or 37.5%. Rental unit sales revenue decreased $0.8 million, or 88.9%.
Gross Profit: Gross profit increased $1.1 million, or 28.9%, to $4.9 million for the three months ended June 30, 2018 from $3.8 million for the three months ended June 30, 2017. The effects of favorable foreign currency movements increased gross profit by $0.1 million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, was driven primarily by increased leasing and services revenues. Higher modular volumes and pricing were complimented by higher modular delivery and installation margins. These were slightly offset by increased deprecation of rental equipment of $0.4 million for three months ended June 30, 2018.
Adjusted EBITDA: Adjusted EBITDA increased $1.3 million, or 52.0%, to $3.8 million for the three months ended June 30, 2018 from $2.5 million for the three months ended June 30, 2017. This increase was driven by increased leasing and services gross profit as a result of increased modular space volumes and average monthly rental rates.
Capital Expenditures for Rental Equipment: Capital expenditures of $1.7 million for the three months ended June 30, 2018 were flat compared to the three months ended June 30, 2017. Net capital expenditures increased $0.8 million to $1.6 million driven by the decrease of $0.8 million of proceeds from rental unit sales.
Corporate and Other
Gross Profit: The Corporate and other adjustments to revenue and gross profit pertain to the elimination of intercompany leasing transactions between the business segments.
Adjusted EBITDA: Corporate and other costs and eliminations to consolidated Adjusted EBITDA were a loss of $2.6 million for the three months ended June 30, 2017, compared to no costs for the three months ended June 30, 2018. In 2017, Corporate and other represented primarily SG&A costs related to the Algeco Group’s corporate costs, which were not incurred by the Company in 2018.
Comparison of Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30, 2018
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$246,900	$28,184	$275,084
Gross profit	$96,549	$9,012	$105,561
Adjusted EBITDA	$70,716	$6,692	$77,408
Capital expenditures for rental equipment	$61,455	$3,308	$64,763
Modular space units on rent (average during the period)	48,841	5,487	54,328
Average modular space utilization rate	72.2%	57.0%	70.3%
Average modular space monthly rental rate	$541	$557	$543
Portable storage units on rent (average during the period)	13,434	364	13,798
Average portable storage utilization rate	69.8%	56.4%	69.4%
Average portable storage monthly rental rate	$118	$116	$118

	Six Months Ended June 30, 2017
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenue	$185,624	$24,069	$(295)	$209,398
Gross profit	$69,769	$8,035	$(283)	$77,521
Adjusted EBITDA	$50,012	$5,625	$(7,444)	$48,193
Capital expenditures for rental equipment	$47,958	$2,344	$—	$50,302
Modular space units on rent (average during the period)	35,438	4,868	—	40,306
Average modular space utilization rate	73.0%	49.6%	—%	69.1%
Average modular space monthly rental rate	$524	$531	$—	$524
Portable storage units on rent (average during the period)	12,394	355	—	12,749
Average portable storage utilization rate	72.9%	52.2%	—%	72.1%
Average portable storage monthly rental rate	$113	$114	$—	$113
Modular - US Segment
Revenue: Total revenue increased $61.3 million, or 33.0%, to $246.9 million for the six months ended June 30, 2018 from $185.6 million for the six months ended June 30, 2017. Modular leasing revenue increased $52.8 million, or 41.9%, driven by improved pricing and volumes. Average modular space monthly rental rates increased 3.2% for the six months ended June 30, 2018, and average modular space units on rent increased 13,403 units, or 37.8%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. Improved volumes were driven by units acquired as part of the Acton and Tyson acquisitions and organic unit on rent growth, as well as increased modular delivery and installation revenues on the combined rental fleet of 34.2%. The increases in leasing and services revenue were partially offset by decreases in sales revenues. New unit sales revenue decreased $1.6 million, or 12.7% and rental unit sales revenue decreased $3.0 million, or 34.5%. The decrease year over year in new and rental unit sales was as a result of lower volumes of sales opportunities and increased focus on our higher margin modular leasing business.
On a pro-forma basis, including results of Williams Scotsman, Acton, and Tyson for all periods presented, total revenues increased $10.2 million, or 4.3% year-over-year driven by organic growth in leasing and services revenues of $19.8 million, or 9.4%, driven by improved pricing and volumes. Pro-forma average modular space monthly rental rates increased $48, or 9.7% for the six months ended June 30, 2018, and pro-forma average modular space units on rent increased 1,195 units, or 2.5%. Pro-forma utilization for our modular space units increased to 72.2%, up 260 bps from 69.6% for the six months ended June 30, 2018. These increases were partially offset by an $9.6 million, or 36.5% decrease in our new and rental unit sales.
Gross Profit: Gross profit increased $26.8 million, or 38.4%, to $96.6 million for the six months ended June 30, 2018 from $69.8 million for the six months ended June 30, 2017. The increase in gross profit was driven by higher modular leasing and service revenues driven both by organic growth and through the Acton and Tyson acquisitions. The increases in gross profit from modular leasing and service revenues were partially offset by a $12.5 million increase in depreciation of rental equipment for the six months ended June 30, 2018 as a result of continued capital investment in our fleet, including additional depreciation related to the Acton and Tyson acquisitions.
Adjusted EBITDA: Adjusted EBITDA increased $20.7 million, or 41.4%, to $70.7 million for the six months ended June 30, 2018 from $50.0 million for the six months ended June 30, 2017. The increase was driven by higher modular leasing and services gross profits discussed above, as well as a gain recognized from the receipt of insurance proceeds related to assets damaged during Hurricane Harvey of $4.8 million for the six months ended June 30, 2018. These increases were partially offset by increases in SG&A, excluding discrete items, of $23.1 million, of which $6.2 million was driven by increased public company costs including outside professional fees. The majority of the remaining increase was driven by increased headcount, occupancy, and indirect tax costs all of which are partially driven by the Acton and Tyson acquisitions and our expanded employee base and branch network.
Capital Expenditures for Rental Equipment: Capital expenditures increased $13.5 million, or 28.1%, to $61.5 million for the six months ended June 30, 2018 from $48.0 million for the six months ended June 30, 2017. Net capital expenditures increased $10.7 million, or 27.2%, to $50.0 million. The increases for both were driven by increased spend for refurbishments, new fleet, and VAPS to drive modular space unit on rent and revenue growth, and maintenance of a larger fleet following our Acton and Tyson acquisitions.

Modular - Other North America Segment
Revenue: Total revenue increased $4.2 million, or 17.5%, to $28.2 million for the six months ended June 30, 2018 from $24.0 million for the six months ended June 30, 2017. Modular leasing revenue increased $3.4 million, or 21.0%, driven by improved pricing and volumes. Average modular space monthly rental rates increased 4.9% and average modular space units on rent increased by 619 units, or 12.7% for the period, resulting in a higher modular space utilization which increased by 740 bps. Modular delivery and installation revenues increased $2.7 million, or 75.0%, due primarily to a large camp installation during the second quarter. New unit sales revenue decreased $0.6 million, or 26.1% and rental unit sales revenue decreased $1.3 million, or 68.4% associated with decreased sale opportunities.
Gross Profit: Gross profit increased $1.0 million, or 12.5%, to $9.0 million for the six months ended June 30, 2018 from $8.0 million for the six months ended June 30, 2017.The effects of favorable foreign currency movements increased gross profit by $0.3 million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, was driven primarily by higher leasing and services gross profits partially offset by lower new and rental unit sales as well as increased depreciation of rental equipment of $0.6 million, or 10.3%.
Adjusted EBITDA: Adjusted EBITDA increased $1.1 million, or 19.6%, to $6.7 million for the six months ended June 30, 2018 from $5.6 million for the six months ended June 30, 2017. This increase was driven by improved leasing and services gross profit, partially offset by increased SG&A of $0.5 million, or 6.0%.
Capital Expenditures for Rental Equipment: Capital expenditures increased $1.0 million, or 43.5%, to $3.3 million for the six months ended June 30, 2018 from $2.3 million for the six months ended June 30, 2017. Net capital expenditures increased $2.3 million to $2.7 million. The increases for both were driven primarily by investments in refurbishments of existing lease fleet and VAPS. A reduction in rental unit sales drove the remaining increase to net capital expenditures.
Corporate and Other
Gross Profit: The Corporate and other adjustments to revenue and gross profit pertain to the elimination of intercompany leasing transactions between the business segments.
Adjusted EBITDA: Corporate and other costs and eliminations to consolidated Adjusted EBITDA were a loss of $7.4 million for the six months ended June 30, 2017, compared to no costs for the six months ended June 30, 2018. In 2017, Corporate and other represented primarily SG&A costs related to the Algeco Group’s corporate costs, which were not incurred by the Company in 2018.
Other Non-GAAP Financial Data and Reconciliations
We use certain non-GAAP financial information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
We evaluate business segment performance on Adjusted EBITDA, a non-GAAP measure that excludes certain items as described in the reconciliation of our consolidated net loss to Adjusted EBITDA reconciliation below. We believe that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.
We also regularly evaluate gross profit by segment to assist in the assessment of the operational performance of each operating segment. We consider Adjusted EBITDA to be the more important metric because it more fully captures the business performance of the segments, inclusive of indirect costs.
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
Adjusted EBITDA
Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following table provides an unaudited reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$379	$(5,896)	$(6,456)	$(16,075)
Income from discontinued operations, net of tax	—	3,840	—	6,045
Income (loss) from continuing operations	379	(9,736)	(6,456)	(22,120)
Income tax benefit	(6,645)	(5,269)	(7,065)	(10,138)
Loss from continuing operations before income tax	(6,266)	(15,005)	(13,521)	(32,258)
Interest expense, net	12,155	26,398	23,874	48,475
Depreciation and amortization	25,040	19,364	51,321	38,025
Currency losses (gains), net	572	(6,497)	1,596	(8,499)
Restructuring costs	449	684	1,077	968
Transaction fees	4,118	776	4,118	862
Integration costs	4,785	—	7,415	—
Stock compensation expense	1,054	—	1,175	—
Other expense	9	527	353	620
Adjusted EBITDA	$41,916	$26,247	$77,408	$48,193
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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Gross profit	$54,640	$39,583	$105,561	$77,521
Depreciation of rental equipment	23,470	17,474	47,315	34,194
Adjusted Gross Profit	$78,110	$57,057	$152,876	$111,715

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
The following table provides an unaudited reconciliation of purchase of rental equipment to Net Capital Expenditures for Rental Equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Total purchase of rental equipment and refurbishments	$(32,679)	$(29,326)	$(64,763)	$(54,223)
Total purchases of rental equipment from discontinued operations	—	(1,701)	—	(3,921)
Total purchases of rental equipment from continuing operations	(32,679)	(27,625)	(64,763)	(50,302)
Proceeds from sale of rental equipment	$3,905	$4,778	$12,033	$10,622
Net Capital Expenditures for Rental Equipment	$(28,774)	$(22,847)	$(52,730)	$(39,680)
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

The following tables provide unaudited reconciliations of Net (loss) income to Adjusted EBITDA less Net CAPEX on a segment basis for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Consolidated
Net (loss) income	$(5,533)	$(733)	$6,645	$379
Income from discontinued operations, net of tax	—	—	—	—
Loss from continuing operations	(5,533)	(733)	6,645	379
Income tax benefit(a)	—	—	(6,645)	(6,645)
Loss from continuing operations before income tax	(5,533)	(733)	—	(6,266)
Interest expense, net	11,663	492	—	12,155
Operating income (loss)	6,130	(241)	—	5,889
Depreciation and amortization	21,571	3,469	—	25,040
EBITDA	27,701	3,228	—	30,929
Currency losses, net	114	458	—	572
Restructuring costs	449	—	—	449
Transaction Fees	4,049	69	—	4,118
Integration costs	4,785	—	—	4,785
Stock compensation expense	1,054	—	—	1,054
Other (income) expense	(48)	57	—	9
Adjusted EBITDA	38,104	3,812	—	41,916
Less:
Rental unit sales	2,309	126	—	2,435
Rental unit cost of sales	1,164	99	—	1,263
Gross profit on rental unit sales	1,145	27	—	1,172
Gain on insurance proceeds	1,765	—	—	1,765
Less:
Total capital expenditures	31,438	1,857	—	33,295
Proceeds from rental unit sales	3,779	126	—	3,905
Net Capital Expenditures	27,659	1,731	—	29,390
Adjusted EBITDA less Net CAPEX	$7,535	$2,054	$—	$9,589

	Three Months Ended June 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Consolidated
Net loss	320	(1,442)	(4,774)	(5,896)
Income from discontinued operations, net of tax(b)	—	—	3,840	3,840
Loss from continuing operations	320	(1,442)	(8,614)	(9,736)
Income tax benefit(a)	—	—	(5,269)	(5,269)
Loss from continuing operations before income tax	320	(1,442)	(13,883)	(15,005)
Interest expense, net	15,953	1,038	9,407	26,398
Operating income (loss)	16,273	(404)	(4,476)	11,393
Depreciation and amortization	15,830	3,189	345	19,364
EBITDA	32,103	2,785	(4,131)	30,757
Currency gains, net	(5,800)	(294)	(403)	(6,497)
Restructuring costs	—	—	684	684
Transaction fees	46	—	730	776
Other (income) expense	(20)	15	532	527
Adjusted EBITDA	26,329	2,506	(2,588)	26,247
Less:
Rental unit sales	3,835	943	—	4,778
Rental unit cost of sales	1,923	652	—	2,575
Gross profit on rental unit sales	1,912	291	—	2,203
Less:
Total capital expenditures(b)	26,923	1,783	1,992	30,698
Total capital expenditures from discontinued operations	—	—	(1,992)	(1,992)
Total capital expenditures from continuing operations	26,923	1,783	—	28,706
Proceeds from rental unit sales	3,835	943	—	4,778
Proceeds from rental unit sales from discontinued operations	—	—	—	—
Proceeds from rental unit sales from continuing operations	3,835	943	—	4,778
Net Capital Expenditures	23,088	840	—	23,928
Adjusted EBITDA less Net CAPEX	$1,329	$1,375	$(2,588)	$116

	Six Months Ended June 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Consolidated
Net (loss) income	$(10,841)	$(2,680)	$7,065	$(6,456)
Income from discontinued operations, net of tax	—	—	—	—
Loss from continuing operations	(10,841)	(2,680)	7,065	(6,456)
Income tax benefit(a)	—	—	(7,065)	(7,065)
Loss from continuing operations before income tax	(10,841)	(2,680)	—	(13,521)
Interest expense, net	22,823	1,051	—	23,874
Operating income (loss)	11,982	(1,629)	—	10,353
Depreciation and amortization	44,463	6,858	—	51,321
EBITDA	56,445	5,229	—	61,674
Currency losses, net	271	1,325	—	1,596
Restructuring costs	1,067	10	—	1,077
Transaction Fees	4,049	69	—	4,118
Integration costs	7,415	—	—	7,415
Stock compensation expense	1,175	—	—	1,175
Other expense	294	59	—	353
Adjusted EBITDA	70,716	6,692	—	77,408
Less:
Rental unit sales	5,663	583	—	6,246
Rental unit cost of sales	3,193	385	—	3,578
Gross profit on rental unit sales	2,470	198	—	2,668
Gain on insurance proceeds	4,765	—	—	4,765
Less:
Total capital expenditures	62,947	3,432	—	66,379
Proceeds from rental unit sales	11,450	583	—	12,033
Net Capital Expenditures	51,497	2,849	—	54,346
Adjusted EBITDA less Net CAPEX	$11,984	$3,645	$—	$15,629

	Six Months Ended June 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Consolidated
Net loss	(5,210)	(2,458)	(8,407)	(16,075)
Income from discontinued operations, net of tax(b)	—	—	6,045	6,045
Loss from continuing operations	(5,210)	(2,458)	(14,452)	(22,120)
Income tax benefit(a)	—	—	(10,138)	(10,138)
Loss from continuing operations before income tax	(5,210)	(2,458)	(24,590)	(32,258)
Interest expense, net	31,512	2,216	14,747	48,475
Operating income (loss)	26,302	(242)	(9,843)	16,217
Depreciation and amortization	30,993	6,331	701	38,025
EBITDA	57,295	6,089	(9,142)	54,242
Currency gains, net	(7,399)	(481)	(619)	(8,499)
Restructuring costs	—	—	968	968
Transaction costs	46	—	816	862
Other expense	70	17	533	620
Adjusted EBITDA	50,012	5,625	(7,444)	48,193
Less:
Rental unit sales	8,712	1,910	—	10,622
Rental unit cost of sales	5,036	1,247	—	6,283
Gross profit on rental unit sales	3,676	663	—	4,339
Less:
Total capital expenditures(b)	49,602	2,424	4,212	56,238
Total capital expenditures from discontinued operations	—	—	(4,212)	(4,212)
Total capital expenditures from continuing operations	49,602	2,424	—	52,026
Proceeds from rental unit sales	8,712	1,910	—	10,622
Proceeds from rental unit sales from discontinued operations	—	—	—	—
Proceeds from rental unit sales from continuing operations	8,712	1,910	—	10,622
Net Capital Expenditures	40,890	514	—	41,404
Adjusted EBITDA less Net CAPEX	$5,446	$4,448	$(7,444)	$2,450
(a) The Company does not allocate expenses on a segment level. As such, we have included tax income benefit in Corporate and other for the purpose of this reconciliation.
(b) For the purpose of this reconciliation, the Company has included income and capital expenditures related to discontinued operations in Corporate and other as it all pertained to the Remote Accommodations segment which was discontinued as of November 29, 2017.
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
Borrowings under the ABL Facility, at the Borrower’s option, bear interest at either an adjusted LIBOR or a base rate, in each case, plus an applicable margin. The applicable margin is 2.50% for LIBOR borrowings and 1.50% for base rate borrowings. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of between 0.375% and 0.5% per annum. At June 30, 2018, the weighted average interest rate for borrowings under the ABL Facility was 4.58%.
At June 30, 2018, the Borrowers had $219.6 million of available capacity under the ABL Facility, including $153.1 million of available capacity under the US facility and $66.5 million of available capacity under the Canadian facility.
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
Cash Flow Comparison of the Six Months Ended June 30, 2018 and 2017
The following summarizes our cash flows for the periods presented on an actual currency basis:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash from operating activities	$18,800	$24,124
Net cash from investing activities	(77,671)	(111,393)
Net cash from financing activities	57,963	86,845
Effect of exchange rate changes on cash and cash equivalents	(96)	254
Net change in cash and cash equivalents	$(1,004)	$(170)
The cash flow data for the six months ended June 30, 2017 includes the activity of the Remote Accommodations Business, which is no longer a part of the company following the Carve-out Transaction, and is presented as discontinued operations in the the condensed consolidated financial statements.
Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2018 was $18.8 million as compared to $24.1 million for the six months ended June 30, 2017, a decrease of $5.3 million. The reduction in cash provided by operating activities was predominantly due to higher use of cash to pay down accounts payable and accrued liabilities associated both to transaction expenses incurred for the Business Combination as well as normal operating liabilities. Additionally, the cash flow from operating activities for the six months ended June 30, 2017 include cash generated from the Remote Accommodations Business which is no longer a part of the Company following the Carve-out Transaction that occurred in the fourth quarter of 2017.
Cash flows from investing activities
Cash used in investing activities for the six months ended June 30, 2018 was $77.7 million as compared to $111.4 million for the six months ended June 30, 2017, a decrease of $33.7 million. The reduction in cash used in investing activities was principally the result of a $67.9 million decrease in cash used in lending to affiliates, a $1.4 million increase in proceeds from the sale of rental equipment, and a $0.7 million increase in proceeds from the sale of property, plant and equipment, which was partially offset by the $24.0 million purchase of Tyson and an increase of $10.6 million of rental equipment capital expenditures. In 2018, we did not engage in any lending activities as the notes due from affiliates were settled as part of the Business Combination. The increase in proceeds for rental equipment and property, plant and equipment was driven by the receipt of insurance proceeds for assets damaged during Hurricane Harvey. The increase in capital expenditures was driven primarily by strategic investment in refurbishment of existing fleet, purchase of VAPS, and new fleet purchases to maintain and grow units on rent.
Cash flows from financing activities
Cash provided by financing activities for the six months ended June 30, 2018 was $58.0 million as compared to $86.8 million for the six months ended June 30, 2017, a decrease of $28.8 million. The reduction in cash provided by financing activities is primarily driven by $75.0 million decrease in borrowings from notes due to affiliates. The notes due from affiliates were settled in connection with the Business Combination in the fourth quarter of 2017 and were driven by a centralized cash management strategy utilized by the Algeco Group. The reduction in cash used in financing activities was partially offset by a $34.5 million increase in borrowings, net of repayments, as a result of drawing on the ABL Facility during 2018 to purchase Tyson and $10.9 million in financing cost payments in the first quarter of 2017 associated with an amendment of the revolving credit facility that WSII was party to as part of the Algeco Group, prior to the Business Combination.

Contractual Obligations
Other than changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2017 Form 10-K as updated in our Form 10-Q for the three and six months ended June 30, 2018.
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
Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our 2017 Form 10-K. The US Securities and Exchange Commission (the “SEC”) suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. For the six months ended June 30, 2018, we have provided an additional disclosure on our stock-based compensation policies as described in Note 11 of this Form 10-Q. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2017 Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the existence of a previously reported material weaknesses in our internal control over financial reporting.
Notwithstanding a material weakness in internal control over financial reporting, our management concluded that our condensed consolidated financial statements in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.
Description of Material Weakness as of December 31, 2017
As disclosed in further detail in “Part II - Item 9A - Controls and Procedures” of the 2017 Annual Report, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting - specifically, ineffective controls over accounting for income taxes and reverse acquisition accounting. These control deficiencies resulted in numerous adjustments and disclosures that were corrected prior to the issuance of our 2017 financial statements.
Remediation Plans
During our second quarter ended June 30, 2018, we continued to implement a remediation plan that addresses the material weaknesses in internal control over financial reporting through the following actions:

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
We believe the measures described above will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. These controls must be in place and operating effectively for a sufficient period of time in order to validate the full remediation of the material weaknesses. We expect that the remediation of the material weaknesses will be complete as of December 31, 2018.
Changes in Internal Controls
In December 2017 and January 2018 we acquired Acton and Tyson for $237.1 million and $24.0 million, respectively (see Note 2 to the accompanying financial statements). During the second quarter of 2018, we transitioned all the business processes of the acquired companies onto our existing platforms. We are continuing to integrate Acton and Tyson into our existing control procedures, but we do not expect changes to significantly affect our internal control over financial reporting.
Other than the items discussed above, there were no changes in our internal control over financial reporting that occurred during during our quarter ended June 30, 2018 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings
We are involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. These matters involve, among other things, disputes with vendors or customers, personnel and employment matters, and personal injury. We assess these matters on a case-by-case basis as they arise and establish reserves as required.
As of June 30, 2018, there was no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 1A.	Risk Factors
Risks related to the ModSpace Acquisition
The ModSpace Acquisition may not be completed within the expected timeframe, if at all, and the failure to complete the acquisition may negatively affect the price of our common stock and could adversely affect our financial results.
The ModSpace Acquisition is subject to risks and uncertainties, including: (i) the risk that it may not be completed, or completed within the expected timeframe, including as a result of the possibility that a governmental entity may prohibit, delay or refuse an approval required to complete the acquisition; or (ii) costs relating to the acquisition, including the financing thereof, may be greater than expected. If the acquisition is not completed, or there are significant delays in completing it, the trading price of our common stock could be negatively impacted and our business and financial results may be adversely affected. The failure to consummate the acquisition could also result in a negative reaction from the financial markets, particularly if the current market prices reflect market assumptions that the acquisition will be completed, which could cause the value of our common stock to decline. If the ModSpace Acquisition does not close due to the occurrence of certain regulatory events, we may be required to pay to ModSpace a $35.0 million termination fee.
We may not realize the anticipated cost synergies from the ModSpace Acquisition.
The anticipated benefits of the ModSpace Acquisition, including anticipated annual cost savings, will depend on our ability to realize anticipated synergies. Our success in realizing these cost synergies, and the timing thereof, will depend our ability to integrate ModSpace successfully. See "We may fail to realize the anticipated benefits of the ModSpace Acquisition or those benefits may take longer to realize than expected."
Even if we integrate ModSpace successfully, we may not realize the full benefits of the anticipated cost synergies, and we cannot guarantee that these benefits will be achieved within anticipated timeframes or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur unanticipated expenses in connection with the integration. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the ModSpace Acquisition may be offset by costs incurred to, or delays in, integrating the businesses.
We may fail to realize the anticipated benefits of the ModSpace Acquisition or those benefits may take longer to realize than expected.
Our ability to realize the anticipated benefits of the ModSpace Acquisition (including realizing revenue growth opportunities, annual cost savings and certain tax benefits) will depend on our ability to integrate ModSpace's business with our business, which is a complex, costly and time-consuming process. We will be required to devote significant management attention and resources to integrate the business practices and operations of Williams Scotsman and ModSpace. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the forecast benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the ModSpace Acquisition could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.
The integration may also result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other business relationships. Additional integration challenges include:

•	diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;

•	difficulties in the integration of operations and systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	difficulties in the assimilation of employees;

•	duplicate and competing products;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers, including customers that may not consent to the assignment of their contracts or agree to enter into a new contract with us;

•	challenges in attracting and retaining key personnel;

•	the impact of potential liabilities we may be inheriting from ModSpace; and

•	coordinating a geographically dispersed organization.
Many of these factors will be outside of our control. Any one of them could result in increased costs and decreases in the amount of expected revenues and diversion of management's time and energy (which, in turn, could adversely affect our business, financial condition and results of operations), and they could subject us to litigation. In addition, even if ModSpace is integrated successfully, the anticipated benefits of the acquisition may not be realized, including the sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, if at all. Moreover, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in our earnings per share, decrease or delay the expected accretive effect of the ModSpace Acquisition and negatively impact the price of our common stock. As a result, it cannot be assured that the ModSpace Acquisition will result in the realization of the anticipated benefits, in whole or in part.
The ModSpace Acquisition could be subject to review by antitrust authorities in the United States.
We believe the ModSpace Acquisition is exempt from notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in the United States. However, we cannot provide assurances that the acquisition will not be subject to antitrust review in the United States. To the extent the acquisition is subject to such antitrust review, we can provide no assurances that (i) the review will not delay or render us unable to complete the acquisition or (ii) we would not be subject to asset divestitures or other remedial measures.
The pendency of the ModSpace Acquisition could adversely affect our business, financial results and operations, and the market price of shares of our Class A common stock.
The announcement and pendency of the ModSpace Acquisition could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers and employees. We have also diverted, and will continue to divert, significant management resources to complete the acquisition, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations. Until we complete the ModSpace Acquisition, holders of our Class A shares will be exposed to the risks faced by our existing business without any of the potential benefits from the acquisition. As a result of investor perceptions about the terms or benefits of the ModSpace Acquisition, the price of our Class A shares may decline.
If the ModSpace Acquisition is completed, ModSpace may underperform relative to our expectations.
Following the acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that Williams Scotsman and ModSpace have achieved or might achieve separately. The business and financial performance of ModSpace are subject to certain risks and uncertainties. Our failure to do so could have a material adverse effect on our financial condition and results of operations.
Our credit ratings may be impacted by the additional indebtedness we expect to incur in connection with the ModSpace Acquisition and any negative impact on our credit ratings may impact the cost and availability of future borrowings and, accordingly, our cost of capital.
Our credit ratings at any time will reflect each rating organization's then opinion of our financial strength, operating performance and ability to meet our debt obligations. We anticipate that the additional indebtedness we expect to incur in connection with the ModSpace Acquisition may result in a negative change to our credit ratings, including a potential downgrading. Any reduction in our credit ratings may limit our ability to borrow at interest rates consistent with the interest rates that have been available to us prior to the ModSpace Acquisition and the financing thereof. If our credit ratings are further downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
We expect to incur significant costs and significant indebtedness in connection with the ModSpace Acquisition and the financing thereof, and the integration of ModSpace into our business, including legal, accounting, financial advisory and other costs.
We expect to incur significant costs in connection with integrating the operations, products and personnel of ModSpace into our business, and the debt and equity transactions to finance the ModSpace Acquisition. These costs may include costs for, among other things, (i) employee retention, redeployment, relocation or severance; (ii) integration, including of people, technology, operations, marketing, and systems and processes; and (iii) maintenance and management of customers and other assets.
We also expect to incur significant non-recurring costs associated with integrating and combining the operations of ModSpace and its subsidiaries, which cannot be estimated accurately at this time. While we expect to incur a significant amount of transaction fees and other one-time costs related to the consummation of the debt and equity transactions undertaken to finance the ModSpace Acquisition. Any expected elimination of duplicative costs, as well as the expected realization of other efficiencies related to the integration of our operations with those of ModSpace, that may offset incremental transaction and transaction-related costs over time, may not be achieved in the near term, or at all.

The ModSpace Acquisition will significantly increase our goodwill and other intangible assets.
We have a significant amount, and following the ModSpace Acquisition will have an additional amount, of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
Our ability to use ModSpace's net operating loss carryforwards and other tax attributes may be limited.
As of June 30, 2018, we had US net operating loss ("NOL") carryforwards of approximately $269.9 million for US federal income tax and state tax purposes available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"). The US NOL carryforwards begin to expire in 2028 if not utilized. In addition, we had foreign NOLs of $9.9 million as a result of our operations in Mexico. The Mexico NOL carryforwards begin to expire in 2020 if not utilized.
As of September 30, 2017, ModSpace had US NOL carryforwards of approximately $655.0 million, gross, for US federal income tax and state tax purposes available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382. ModSpace's US NOL carryforwards begin to expire in 2022 if not utilized. As of September 30, 2017, ModSpace also recorded a net of tax amount of $104.9 million of a valuation allowance on its US federal and state NOL carryforwards which does not take into account the impacts of Tax Cuts and Jobs Act of 2017, specifically the impacts of the reduced federal rate of 21%.
We may be unable to fully use ModSpace's NOL carryforwards, if at all. Under Section 382 and corresponding provisions of US state law, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change US NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We have not completed a Section 382 analysis and therefore cannot forecast or otherwise determine our ability to derive any benefit from our various federal or state tax attribute carryforwards at this time. As a result, if we earn net taxable income, our ability to use our pre-change US NOL carryforwards to offset US federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of US NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Lastly, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it may result in increased future tax obligations.
Risks Related to Our Structure
Our principal stockholder controls a majority of our common stock, and it may take actions or have interests that may be adverse to or conflict with those of our other stockholders.
As of August 1, 2018, Sapphire Holding S.à r.l. ("Sapphire"), an entity controlled by TDR Capital, beneficially owned approximately 50.1% of our Class A common stock and 100% of our Class B common stock. Pursuant to earnout and escrow agreements entered into at the time of our Business Combination, Sapphire may receive additional Class A shares upon their release from escrow.
Sapphire's ownership of our common stock may adversely affect the trading price for our Class A shares to the extent investors perceive disadvantages in owning shares of a company with a majority stockholder, or in the event Sapphire takes any action with its shares that could result in an adverse impact on the price of our Class A common stock, including any pledge or other use of its share of our stock in connection with a loan. In the case of any pledge of its shares of our common stock in connection with a loan, in the event of a default, lenders could foreclose upon any or all of the pledged shares. The sale of a significant amount of shares of our common stock at any given time or the perception that such sales could occur, including sales of any pledged shares that are foreclosed upon, could adversely affect the prevailing market price of our Class A shares. Moreover, the occurrence of a foreclosure, and a subsequent sale of all, or substantially all, of the pledged shares could result in a change of control under our financing arrangements (including the indentures governing our notes and credit agreement), and future agreements that may we enter into, even when such a change may not be in the best interest of our stockholders. Such a sale of the pledged shares of our common stock may also result in another shareholder beneficially owning a significant amount of our common stock and being able to exert a significant degree of influence or actual control over our management and affairs. Such shareholder's interests may be different from or conflict with those of our other shareholders.
In addition, TDR Capital is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. TDR Capital may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue, and as a result, the interests of TDR Capital may not coincide and may even conflict with the interests of our other stockholders.

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
1.1
Underwriting Agreement, dated July 25, 2018, by and among WillScot Corporation, Barclays Capital Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed July 30, 2018)

10.1	*
First Amendment to the ABL Credit Agreement, dated as of July 9, 2018, by and among Williams Scotsman International, Inc. (“WSII”), certain subsidiaries of WSII, Williams Scotsman Holdings Corp. (“Holdings”), the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent

10.2	*
Second Amendment to the ABL Agreement, dated as of July 24, 2018, by and among WSII, certain subsidiaries of WSII, Holdings., the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent

10.3	*
Supplemental Indenture dated August 3, 2018, to the Indenture, dated November 29, 2017, by and among WSII, the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent

10.4
Indenture dated August 3, by and among Mason Finance Sub, Inc., the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed August 7, 2018)

10.5
Indenture dated August 6, by and among Mason Finance Sub, Inc., the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed August 7, 2018)

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

WillScot Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	August 8, 2018		Timothy D. Boswell
Chief Financial Officer (Principal Financial Officer)