Form 10-Q
period 2018-09-30
WillScot Corp
filed 2018-11-09
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number:	001-37552
WILLSCOT CORPORATION
(formerly known as Double Eagle Acquisition Corp.)
(Exact name of registrant as specified in its charter)

Delaware	82-3430194
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
901 S. Bond Street, #600
Baltimore, Maryland 21231
(Address, including zip code, of principal executive offices)
(410) 931-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock, par value $0.0001 per share, outstanding: 100,303,156 shares at November 1, 2018.
Shares of Class B common stock, par value $0.0001 per share, outstanding: 8,024,419 shares at November 1, 2018.

WILLSCOT CORPORATION
Quarterly Report on Form 10-Q

PART I
ITEM 1. Financial Statements
WillScot Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2018 (unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$9,771	$9,185
Trade receivables, net of allowances for doubtful accounts at September 30, 2018 and December 31, 2017 of $7,913 and $4,845, respectively	199,461	94,820
Inventories	21,348	10,082
Prepaid expenses and other current assets	20,075	13,696
Total current assets	250,655	127,783
Rental equipment, net	1,949,403	1,040,146
Property, plant and equipment, net	193,154	83,666
Goodwill	267,764	28,609
Intangible assets, net	132,519	126,259
Other non-current assets	4,200	4,279
Total long-term assets	2,547,040	1,282,959
Total assets	$2,797,695	$1,410,742
Liabilities and equity
Accounts payable	$78,638	$57,051
Accrued liabilities	79,721	48,912
Accrued interest	15,613	2,704
Deferred revenue and customer deposits	67,727	45,182
Current portion of long-term debt	1,915	1,881
Total current liabilities	243,614	155,730
Long-term debt	1,651,579	624,865
Deferred tax liabilities	146,086	120,865
Deferred revenue and customer deposits	6,673	5,377
Other non-current liabilities	19,034	19,355
Long-term liabilities	1,823,372	770,462
Total liabilities	2,066,986	926,192
Commitments and contingencies (see Note 13)
Class A common stock: $0.0001 par, 400,000,000 shares authorized at September 30, 2018 and December 31, 2017; 100,303,003 and 84,644,744 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10	8
Class B common stock: $0.0001 par, 100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 8,024,419 shares issued and outstanding at both September 30, 2018 and December 31, 2017	1	1
Additional paid-in-capital	2,390,188	2,121,926
Accumulated other comprehensive loss	(52,119)	(49,497)
Accumulated deficit	(1,673,749)	(1,636,819)
Total shareholders' equity	664,331	435,619
Non-controlling interest	66,378	48,931
Total equity	730,709	484,550
Total liabilities and equity	$2,797,695	$1,410,742
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2018	2017	2018	2017
Revenues:
Leasing and services revenue:
Modular leasing	$141,660	$75,320	$340,171	$217,261
Modular delivery and installation	46,777	24,627	104,440	66,580
Sales:
New units	20,920	9,609	33,584	24,491
Rental units	9,567	6,606	15,813	17,228
Total revenues	218,924	116,162	494,008	325,560
Costs:
Costs of leasing and services:
Modular leasing	39,215	21,252	93,506	61,694
Modular delivery and installation	42,390	23,932	98,038	64,404
Costs of sales:
New units	15,089	6,916	23,780	17,402
Rental units	5,750	3,784	9,328	10,067
Depreciation of rental equipment	35,534	19,009	82,849	53,203
Gross profit	80,946	41,269	186,507	118,790
Expenses:
Selling, general and administrative	71,897	36,097	164,845	100,510
Other depreciation and amortization	3,720	1,905	7,726	5,736
Restructuring costs	6,137	1,156	7,214	2,124
Currency (gains) losses, net	(425)	(4,270)	1,171	(12,769)
Other (income) expense, net	(594)	1,001	(5,013)	1,592
Operating income	211	5,380	10,564	21,597
Interest expense	43,447	30,106	67,321	84,674
Interest income	—	(3,659)	—	(9,752)
Loss from continuing operations before income tax	(43,236)	(21,067)	(56,757)	(53,325)
Income tax benefit	(6,507)	(7,632)	(13,572)	(17,770)
Loss from continuing operations	(36,729)	(13,435)	(43,185)	(35,555)
Income from discontinued operations, net of tax	—	5,078	—	11,123
Net loss	(36,729)	(8,357)	(43,185)	(24,432)
Net loss attributable to non-controlling interest, net of tax	(3,210)	—	(3,715)	—
Total loss attributable to WillScot	$(33,519)	$(8,357)	$(39,470)	$(24,432)

Net loss per share attributable to WillScot – basic and diluted
Continuing operations	$(0.37)	$(0.92)	$(0.48)	$(2.44)
Discontinued operations	$—	$0.35	$—	$0.76
Net loss per share	$(0.37)	$(0.57)	$(0.48)	$(1.68)

Weighted average shares:
Basic and diluted	90,726,920	14,545,833	82,165,909	14,545,833

Cash dividends declared per share	$—	$—	$—	$—
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(36,729)	$(8,357)	$(43,185)	$(24,432)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense (benefit) of $80, $698, $(161) and $1,316 for the three and nine months ended September 30, 2018 and 2017, respectively	2,298	3,131	(82)	8,914
Comprehensive loss	(34,431)	(5,226)	(43,267)	(15,518)
Comprehensive loss attributable to non-controlling interest	(2,967)	—	(3,741)	—
Total comprehensive loss attributable to WillScot	$(31,464)	$(5,226)	$(39,526)	$(15,518)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non Controlling Interest	Total Equity
Balance at December 31, 2017	84,645	$8	8,024	$1	$2,121,926	$(49,497)	$(1,636,819)	$435,619	$48,931	$484,550
Net loss	—	—	—	—	—	—	(39,470)	(39,470)	(3,715)	(43,185)
Other comprehensive loss	—	—	—	—	—	(82)	—	(82)	(26)	(108)
Adoption of ASU 2018-02	—	—	—	—	—	(2,540)	2,540	—	—	—
Stock-based compensation	—	—	—	—	2,225	—	—	2,225	—	2,225
Issuance of common stock and contribution of proceeds to WSII	9,200	1	—	—	131,544	—	—	131,545	7,574	139,119
Acquisition of ModSpace and the effect of the related financing transactions	6,458	1	—	—	134,493	—	—	134,494	13,614	148,108
Balance at September 30, 2018	100,303	$10	8,024	$1	$2,390,188	$(52,119)	$(1,673,749)	$664,331	$66,378	$730,709

WillScot Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating Activities:
Net loss	$(43,185)	$(24,432)
Adjustments for non-cash items:
Depreciation and amortization	91,587	80,897
Provision for doubtful accounts	5,436	3,381
Gain on sale of rental equipment and other property, plant and equipment	(11,194)	(7,700)
Interest receivable capitalized into notes due from affiliates	—	(3,915)
Amortization of debt discounts and debt issuance costs	4,801	11,213
Share based compensation expense	2,225	—
Deferred income tax benefit	(14,340)	(7,683)
Unrealized currency losses (gains)	773	(12,682)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(26,229)	(19,228)
Inventories	(553)	748
Prepaid and other assets	173	(8,809)
Accrued interest receivable	—	(6,994)
Accrued interest payable	12,902	15,079
Accounts payable and other accrued liabilities	(11,969)	28,243
Deferred revenue and customer deposits	5,153	(1,217)
Net cash provided by operating activities	15,580	46,901
Investing Activities:
Acquisition of a business - ModSpace	(1,060,140)	—
Acquisition of a business - Tyson	(24,006)	—
Proceeds from sale of rental equipment	21,593	18,750
Purchase of rental equipment and refurbishments	(111,505)	(82,276)
Lending on notes due from affiliates	—	(69,939)
Repayments on notes due from affiliates	—	2,151
Proceeds from the sale of property, plant and equipment	681	17
Purchase of property, plant and equipment	(3,091)	(2,938)
Net cash used in investing activities	(1,176,468)	(134,235)
Financing Activities:
Receipts from issuance of common stock	147,200	—
Receipts from borrowings	1,184,601	348,609
Receipts on borrowings from notes due to affiliates	—	75,000
Payment of financing costs	(34,770)	(10,648)
Repayment of borrowings	(135,537)	(319,678)
Principal payments on capital lease obligations	(88)	(1,606)
Net cash provided by financing activities	1,161,406	91,677
Effect of exchange rate changes on cash and cash equivalents	68	311
Net change in cash and cash equivalents	586	4,654
Cash and cash equivalents at the beginning of the period	9,185	6,162
Cash and cash equivalents at the end of the period	$9,771	$10,816

Supplemental Cash Flow Information:
Interest paid	$28,721	$60,212
Income taxes paid, net of refunds received	$2,339	$(400)
Capital expenditures accrued or payable	$17,478	$11,773
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Corporation (“WillScot” and, together with its subsidiaries, the “Company”), is a leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. The Company leases, sells, delivers and installs mobile offices, modular buildings and storage products through an integrated network of branch locations that spans North America.
WillScot, whose Class A common shares are listed on the Nasdaq Capital Market (Nasdaq: WSC), serves as the holding company for the Williams Scotsman family of companies. All of the Company’s assets and operations are owned through Williams Scotsman Holdings Corp. (“WS Holdings”). WillScot operates and owns 91.0% of WS Holdings, and Sapphire Holding S.à r.l. (“Sapphire”), an affiliate of TDR Capital LLP (“TDR Capital”), owns the remaining 9.0%.
WillScot was incorporated as a Cayman Islands exempt company under the name, Double Eagle Acquisition Corporation ("Double Eagle"), on June 26, 2015. Prior to November 29, 2017, Double Eagle was a Nasdaq-listed special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. On November 29, 2017, Double Eagle indirectly acquired Williams Scotsman International, Inc. (“WSII”) from Algeco Scotsman Global S.à r.l., (together with its subsidiaries, the “Algeco Group”), which is majority owned by an investment fund managed by TDR Capital. As part of the transaction (the “Business Combination”), Double Eagle domesticated to Delaware and changed its name to WillScot Corporation. Additional information about the Business Combination and the Company's operations prior thereto is contained in the consolidated financial statements and notes included in WillScot's Annual Report on Form 10-K for the year ended December 31, 2017.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the US (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position and the results of operations for the interim periods presented.
The results of consolidated operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in WillScot's Annual Report on Form 10-K for the year ended December 31, 2017.
Principles of Consolidation
The condensed consolidated financial statements comprise the financial statements of WillScot and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All intercompany balances and transactions are eliminated. The Business Combination was accounted for as a reverse recapitalization in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. Although WillScot was the indirect acquirer of WSII for legal purposes, WSII was considered the acquirer for accounting and financial reporting purposes.
As a result of WSII being the accounting acquirer, the financial reports filed with the US Securities and Exchange Commission (the “SEC”) by the Company subsequent to the Business Combination are prepared “as if” WSII is the predecessor and legal successor to the Company. The historical operations of WSII are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of WSII prior to the Business Combination; (ii) the combined results of WillScot and WSII following the Business Combination on November 29, 2017; (iii) the assets and liabilities of WSII at their historical cost; and (iv) WillScot's equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of WSII in connection with the Business Combination is reflected retroactively to the earliest period presented and is utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of WSII. WSII’s remote accommodations business, which consisted of Target Logistics Management LLC (“Target Logistics”) and its subsidiaries and Chard Camp Catering Services (“Chard,” and together with Target Logistics, the “Remote Accommodations Business”), was transferred to members of the Algeco Group on November 28, 2017 in a transaction under common control and was not included as part of the Business Combination. The operating results of the Remote Accommodations Business, net of tax, for the three and nine months ended September 30, 2017 have been reported as discontinued operations in the condensed consolidated financial statements.
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
Subject to limited exception, WillScot will cease to be EGC on the earlier (i) the last day of the fiscal year in which WillScot’s annual gross revenues exceed $1.07 billion, (ii) the date on which the Company issues more than $1.0 billion in nonconvertible debt securities during the preceding three-year period, and (iii) the date on which WillScot is deemed to be a large accelerated filer under the SEC’s rules. Based on the recent ModSpace (defined below) acquisition described in Note 2, WillScot anticipates that its 2019 annual gross revenues will exceed $1.07 billion. WillScot also anticipates that, due in part to the amount of Class A common stock issued by WillScot to fund the ModSpace acquisition, WillScot will be deemed to be a large accelerated filer at December 31, 2019 based on the value of its Class A common stock held by non-affiliates at June 30, 2019. WillScot currently foresees remaining an EGC until December 31, 2019, but would lose EGC eligibility immediately if it were to issue additional debt and exceed the debt issuance criteria described above.
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
The Company is currently finalizing its evaluation of the impact that the updated guidance will have on the Company’s financial statements and related disclosures. As part of the evaluation process, the Company continues to hold regular meetings with key stakeholders from across the organization to discuss the impact of the standard on its existing contracts. The Company plans to adopt Topic 606 using the modified retrospective transition approach.
The Company is utilizing a bottom-up approach to analyze the impact of the standard on its portfolio of contracts by reviewing the Company’s current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s existing revenue contracts.

As part of its implementation project, the Company has prepared analyses with respect to revenue stream scoping, performed contract reviews of a representative sample of customer arrangements, developed a gap analysis and evaluated the revised disclosure requirements. The two primary lines of business impacted by the adoption are new and used sales transactions and modular leasing services transactions. The Company has substantially completed its procedures based on the new and used sales and modular leasing service transactions that occurred through the second quarter of 2018 and is not aware of any significant changes based on the work performed to date. The Company has incorporated the recently acquired Modular Space Holdings, Inc. (“ModSpace”) into the project during the third quarter of 2018. As described in Note 2, ModSpace was acquired in August 2018 and the Company has commenced workshops with key stakeholders, detailed contract reviews and a financial statement disclosure gap evaluation specific to revenue streams acquired through the acquisition.
After finalizing its procedures during the fourth quarter of 2018, the Company will conclude on the level of impact that the adoption of ASC 606 will have on the consolidated financial statements, including financial statement disclosures. Specific to disclosures, the Company expects to provide additional detail regarding the disaggregation of revenue and contract balances. The Company is required to adopt the standard as of January 1, 2019 and plans to first present financial statements that reflect the adoption in the first quarter of 2019.
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
The new standard is effective for non-public entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. However, based on WillScot's expectation that it will cease to be an EGC as of December 31, 2019, the Company plans to adopt the new standard in the fourth quarter of 2019. Adoption of the new standard could be required earlier in 2019 if WillScot loses EGC eligibility earlier than anticipated based on other criteria.
The guidance includes a number of practical expedients that the Company is evaluating and may elect to apply. The adoption of the new standard will require the Company to recognize right-of-use assets and lease liabilities that will be significant to our consolidated balance sheet. The Company will continue to evaluate the impacts of this guidance on its financial position, results of operations, and cash flows. The Company plans to update its systems, processes and internal controls to meet the new reporting and disclosure requirements.
Recently Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.
During December 2017, shortly after the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. Per SAB 118, companies must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent the accounting for certain income tax effects of the Tax Act is incomplete, companies can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined. As a result of the Tax Act, in 2017, the Company remeasured its net deferred tax liabilities and recognized a provisional net benefit of $28.1 million. In addition, based on information currently available, the Company recorded a provisional income tax expense of $2.4 million in 2017 related to the deemed repatriation of foreign earnings. The Company recorded a minor adjustment in 2018 to the provisional amounts recorded in its financial statements for the year ended December 31, 2017 (see Note 9) and continues to evaluate the provisions of the Tax Act including guidance from the Department of Treasury and Internal Revenue Service. Additionally, the Company filed its US tax return for 2017 during the fourth quarter of 2018 and any changes to the estimates used to the final tax positions for temporary differences, earnings and profits will result in adjustments of the remeasurement amounts for the Tax Act recorded as of December 31, 2017.
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

NOTE 2 - Acquisitions
Tyson Acquisition
On January 3, 2018, the Company acquired all of the issued and outstanding membership interests of Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”)). Tyson provided modular space rental services in the Midwest, primarily in Indiana, Illinois and Missouri. The acquisition date fair value of the consideration transferred consisted of $24.0 million in cash consideration, net of cash acquired. The transaction was funded by borrowings under the ABL Facility (defined in Note 7).
Through September 30, 2018, the Company has recorded adjustments to the Tyson opening balance sheet, which increased rental equipment and accrued liabilities by $0.9 million and $0.1 million, respectively and decreased property, plant and equipment by $0.1 million. The offset of these adjustments was recorded to goodwill as detailed in Note 6. Increases or decreases in the estimated fair values of the net assets acquired may impact the Company’s statements of operations in future periods. The Company expects that the preliminary values assigned to the rental fleet, property, plant and equipment, intangible assets, deferred tax assets and other accrued tax liabilities will be finalized during the fourth quarter of 2018.
Tyson results were immaterial to the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and as a result, the Company is not presenting pro-forma information.

Acton Acquisition
On December 20, 2017, the Company acquired 100% of the issued and outstanding ownership interests of Acton Mobile Holdings LLC (“Acton”) for a cash purchase price of $237.1 million, subject to certain adjustments. Acton owns all of the issued and outstanding membership interests of New Acton Mobile Industries, which provides modular space and portable storage rental services across the US. The acquisition was funded by cash on hand and borrowings under the ABL Facility.
Through September 30, 2018, the Company recorded adjustments to the Acton opening balance sheet, which increased accrued liabilities, deferred revenue, deferred tax assets and receivables by $0.8 million, $0.6 million, $0.8 million, and $2.4 million, respectively, and decreased rental equipment by $2.1 million. The offset of these adjustments was recorded to goodwill as detailed in Note 6. As a result of the timing of the transaction, the purchase price allocation for the rental equipment, intangible assets, property, plant and equipment, deferred tax assets, receivables, and other accrued liabilities acquired and assumed are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact the Company’s statements of operations in future periods. The Company expects that the preliminary values assigned to the rental equipment, intangible assets, property, plant and equipment, deferred tax assets, non-indemnified liabilities, and other accrued tax liabilities will be finalized during the fourth quarter of 2018.
Pro-forma results are presented in aggregate with the ModSpace acquisition below.
ModSpace Acquisition
On August 15, 2018 (the "Closing Date"), the Company acquired ModSpace, a privately-owned provider of office trailers, portable storage units and modular buildings. The acquisition was consummated by merging a special purpose subsidiary of the Company with and into ModSpace, with ModSpace surviving the merger as a subsidiary of WSII. The Company acquired ModSpace to create long-term shareholder value driven by, among other things, economies of scale, cost synergies and revenue opportunities unique to a combination of WillScot's and ModSpace's operations, and other benefits associated with being an industry-leading specialty rental services provider.
The aggregate purchase price for ModSpace was $1.2 billion and consisted of (i) $1.1 billion in cash, (ii) 6,458,229 shares of WillScot's Class A common stock (the "Stock Consideration") with a fair market value of $95.8 million and (iii) warrants to purchase an aggregate of 10,000,000 shares of WillScot’s Class A common stock at an exercise price of $15.50 per share (the "ModSpace Warrants") with a fair market value of $52.3 million, and (iv) a working capital adjustment of $5.7 million. Of the cash consideration, $3.0 million was deposited into an escrow account to fund any post-closing adjustments from differences between the estimated working capital and the actual working capital of ModSpace at closing. The final working capital of ModSpace at closing is still being evaluated by the Company and the sellers' representative in accordance with the terms of the purchase agreement. The acquisition was funded by the net proceeds of WillScot's issuance of 9,200,000 shares of Class A common stock (see Note 8), the net proceeds of WSII’s issuance of $300.0 million in senior secured notes and $200.0 million in senior unsecured notes (see Note 7), and borrowings under the ABL Facility (see Note 7).
The purchase price has been determined to be as follows:
Purchase Price

(in thousands, except for per share amounts)	Price
Cash	$1,054,416
Stock consideration (a)	95,796
ModSpace warrants (b)	52,310
Working capital adjustment (c)	5,724
Total purchase price	$1,208,246

(a) The fair market value of the 6,458,229 shares issued as consideration was determined using the closing price on August 15, 2018, of $15.78 per share less a discount of 6.0%, based on a lock up agreement executed in connection with the acquisition of ModSpace.

(b) Warrants were valued assuming a fair market value of $5.23 as estimated using a Black-Scholes valuation model as of August 15, 2018.
(c) The estimated working capital adjustment as of the Closing Date was $5.7 million. The working capital amount is subject to post-close adjustments.
The acquisition date fair value of the stock consideration was estimated using a Black-Scholes valuation model. The estimated fair value of the shares are a level 3 fair value measurement. The fair value of each share is estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and average expected term of the lock up period on the shares. The volatility assumption used in the Black-Scholes option-pricing model is derived from the historical daily change in the market price of the Company's common stock, as well as the historical daily changes in the market price of its peer group, based on weighting, as determined by the Company. The risk-free interest rate used in the Black-Scholes model is based on the implied US

Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares.

Expected Volatility	28.6%
Risk-free rate of interest	2.2%
Dividend Yield	—%
Expected life (years)	0.5

The acquisition date fair value of the warrants was estimated using a Black-Scholes valuation model. The estimated fair value of the warrants is a level 3 fair value measurement. The fair value of each warrant is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted-average expected term of the warrants. The volatility assumption used in the Black-Scholes option-pricing model is derived from the historical daily change in the market price of the Company's common stock, as well as the historical daily changes in the market price of its peer group, based on weighting, as determined by the Company. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares.

Expected Volatility	35.0%
Risk-free rate of interest	2.7%
Dividend Yield	—%
Expected life (years)	4.3

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, August 15, 2018. The Company’s estimated fair value of ModSpace’s assets acquired and liabilities assumed on the acquisition date are determined based on preliminary valuations and analyses. Accordingly, the Company has made provisional estimates for the assets acquired and liabilities assumed. The valuation of intangible assets acquired is based on certain valuation assumptions yet to be finalized, including cash flow projections, discount rates, contributory asset charges and other valuation model inputs. The valuation of tangible long-lived assets acquired is dependent upon, among other things, refinement of the inputs in the valuation model and an analysis of the condition and estimated remaining useful lives of the assets acquired. In addition to finalizing the valuation of acquired assets, the Company is analyzing complex provisions of tax law regarding treatment of tax attributes upon ModSpace's March 2017 emergence from bankruptcy, implications of the Tax Act as well as scheduling the reversal of deferred tax balances thereof. The Company expects its analysis to be substantially complete by the close of the fourth quarter. Due to the provisional nature of the aforementioned items, the Company has not changed its judgment about the realizability of its pre-existing deferred tax assets as a result of the business combination. The provisional amounts reflected are subject to further adjustment, which may affect the fair values ascribed to goodwill, acquired intangible and tangible assets and the related deferred tax balances. Substantial completion of the requisite analyses may result in changes to acquired deferred tax liabilities which thereby may also affect the Company’s judgment about the realizability of its pre-existing deferred tax assets for which any reductions in the valuation allowance will be reflected separate from the business combination as discrete adjustments to income tax expense (benefit) in the period in which it is determined.

Purchase Price

(in thousands)	Value
Trade receivables, net (a)	$81,055
Inventory	10,483
Prepaid expenses and other current assets	6,063
Rental equipment	866,801
Property, plant and equipment	111,681
Intangible assets
Favorable leases (b)	3,850
Trade name (b)	3,000

Total identifiable assets acquired	$1,082,933

Accounts payable	$30,432
Accrued liabilities	20,877
Deferred tax liabilities, net	42,531
Deferred revenue and customer deposits	16,646

Total liabilities assumed	$110,486

Total goodwill (c)	$235,799

(a)	The fair value of accounts receivable was $81.1 million and the gross contractual amount was $89.7 million. The Company estimated that $8.6 million is uncollectable.
(b)	The trade name has an estimated useful life of three years. The favorable lease asset has an estimated useful life of six years.
(c)
The goodwill is reflective of ModSpace’s going concern value and operational synergies that the Company expects to achieve that would not be available to other market participants. The goodwill is not deductible for income tax purposes. The goodwill is allocated to the Modular – US and Modular – Other North America segments in the amounts of $203.3 million and $32.5 million, respectively.

ModSpace has generated $65.5 million of revenue since the acquisition date, which is included in the condensed consolidated financial statements of operations for the three and nine months ended September 30, 2018.
The pro-forma information below has been prepared using the purchase method of accounting, giving effect to the Acton and ModSpace acquisitions as if they had been completed on January 1, 2017. The pro-forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above dates, nor is it necessarily indicative of the Company’s future results. The pro-forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, and also does not reflect additional revenue opportunities following the acquisitions.

The tables below present unaudited pro-forma consolidated statements of operations information as if ModSpace and Acton had been included in the Company’s consolidated results for the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
WillScot revenues (a)	$218,924	$494,008
ModSpace revenues	81,692	312,609
Pro-forma revenues	$300,616	$806,617

WillScot pretax loss (a)	$(43,236)	$(56,757)
ModSpace pretax loss	(11,460)	(7,456)
Pretax loss before pro-forma adjustments	(54,696)	(64,213)
Pro-forma adjustments to combined pretax loss:
Impact of fair value mark-ups/useful life changes on depreciation (b)	(132)	(395)
Intangible asset amortization (c)	(250)	(750)
Interest expense (d)	(16,495)	(49,467)
Elimination of ModSpace interest (e)	4,346	20,279
Pro-forma pretax loss (f)	(67,227)	(94,546)
Income tax benefit	(10,118)	(22,608)
Pro-forma net loss	$(57,109)	$(71,938)

(a)	Excludes historic revenues and pre-tax income from discontinued operations. Post-acquisition ModSpace revenues and pre-tax income results are reflected in WillScot's historic revenue amounts.
(b)
Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the ModSpace acquisition. The useful lives assigned to such equipment is preliminary and did not change significantly from the useful lives used by ModSpace.

(c)	Amortization of the trade name acquired in ModSpace acquisition.
(d)
In connection with the ModSpace acquisition, the Company drew an incremental $420.0 million on the ABL Facility and issued $300.0 million of secured notes and $200.0 million of unsecured notes. As of September 30, 2018, the weighted-average interest rate for the aforementioned borrowings was 6.54%. Interest expense includes amortization of related deferred financing fees on debt incurred in conjunction with ModSpace acquisition.

(e)	Interest on ModSpace historic debt was eliminated.
(f)
Pro-forma pretax loss includes $6.1 million and $7.2 million, $7.5 million and $14.9 million, $10.7 million and $14.8 million, of restructuring expense, integration costs, and transactions costs incurred by WillScot for the three and nine months ended September 30, 2018, respectively. Additionally, pro-forma pretax loss for the three and nine month ended September also includes $20.5 million of interest expense associated with bridge financing fees incurred in connection with the acquisition of ModSpace.

(g)	The pro-forma tax rate applied to the ModSpace pretax loss is the same as the William Scotsman effective rate for the period.

(in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
WillScot revenues (a)	$116,162	$325,560
Acton and ModSpace revenues (b)	151,434	407,331
Pro-forma revenues	$267,596	$732,891

WillScot pretax loss (a)	$(21,067)	$(53,325)
Acton and ModSpace pretax income (loss) (b)	6,843	(108,295)
Pro-forma pretax loss	(14,224)	(161,620)
Pro-forma adjustments to combined pretax loss:
Impact of fair value mark-ups/useful life changes on depreciation (c)	(746)	(1,959)
Intangible asset amortization (d)	(427)	(1,281)
Interest expense (e)	(19,255)	(57,745)
Elimination of Acton and ModSpace interest (f)	8,936	36,702
Pro-forma pretax loss	(25,716)	(185,903)
Income tax benefit (g)	(9,316)	(61,950)
Pro-forma loss from continuing operations (h)	(16,400)	(123,953)
Income from discontinued operations	5,078	11,123
Pro-forma net loss	$(11,322)	$(112,830)

(a)	Excludes historic revenues and pre-tax income from discontinued operations. Includes historic corporate and other SG&A expenses related to Algeco Group costs, which were $7.6 million and $15.7 million for the three and nine months ended September 30, 2017, respectively. Post-acquisition ModSpace revenues and pre-tax income results are reflected in WillScot's historic revenue amounts.
(b)
Historic Acton revenues were $24.5 million and $71.9 million and historic ModSpace revenues were $126.9 million and $335.4 million, respectively, for the three and nine months ended September 30, 2017. Historic Acton pretax income was $0.9 million and $0.6 million and historic ModSpace pretax income was $5.9 million and pretax loss was $108.9 million, respectively, for the three and nine months ended September 30, 2017.

(c)	Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the Acton and ModSpace acquisitions. The useful lives assigned to such equipment did not change significantly from the useful lives used by Acton and ModSpace.
(d)	Amortization of the trade names acquired in Acton and ModSpace acquisitions.
(e)
In connection with the Acton acquisition, the Company drew $237.1 million on the ABL Facility. As of September 30, 2018, the weighted-average interest rate of ABL borrowings was 4.65%. In connection with the ModSpace acquisition, the Company drew an incremental $420.0 million on the ABL Facility and issued $300.0 million of secured notes and $200.0 million of unsecured notes. The weighted-average interest rate of all ModSpace acquisition borrowings was 6.54%. Interest expense includes amortization of related deferred financing fees on debt incurred in conjunction with ModSpace acquisition.

(f)	Interest on Acton and ModSpace historic debt was eliminated. Historic Acton interest was $1.4 million and $3.9 million and historic ModSpace interest was $7.5 million and $32.8 million, respectively, for the three and nine months ended, September 30, 2017.
(g)	The pro-forma tax rate applied to the Acton and ModSpace pretax income (loss) are the same as the WillScot effective rate for the period.
(h)	Pro-forma pretax loss includes $5.2 million and $6.1 million of Business Combination transactions costs incurred by WillScot for the three and nine months ended September 30, 2017, respectively
Transaction and Integration Costs
The Company incurred $7.5 million and $14.9 million in integration costs associated with the Tyson, Acton, and ModSpace acquisitions within selling, general and administrative expenses ("SG&A") for the three and nine months ended September 30, 2018, respectively. The Company incurred $10.7 million and $14.8 million in transaction costs related to the ModSpace acquisition for the three and nine months ended September 30, 2018, respectively.

NOTE 3 - Discontinued Operations
WSII’s Remote Accommodations Business was transferred to another entity included in the Algeco Group prior to the Business Combination. WSII does not expect to have continuing involvement in the Remote Accommodations Business going forward. Historically, the Remote Accommodations Business leased rental equipment from WSII. After the Business

Combination, several lease agreements for rental equipment still exist between the Company and Target Logistics. The lease revenue associated with these agreements is disclosed in Note 16. The Company also had rental unit sales to Target Logistics during the third quarter which is disclosed in Note 16.
As a result of the transactions discussed above, the Remote Accommodations segment has been reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and has no impact on the financial statements in 2018.
Results from Discontinued Operations
Income from discontinued operations, net of tax, for the three and nine months ended September 30, 2017 was as follows:

(in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Remote accommodations revenue	$36,767	$95,332
Rental unit sales	1,522	1,522
Remote accommodations costs of leasing and services	16,621	41,359
Rental unit cost of sales	885	885
Depreciation of rental equipment	5,653	18,195
Gross profit	15,130	36,415
Selling, general and administrative expenses	3,307	9,838
Other depreciation and amortization	1,255	3,763
Restructuring costs	803	1,573
Other income, net	(56)	(96)
Operating profit	9,821	21,337
Interest expense	654	2,074
Income from discontinued operations, before income tax	9,167	19,263
Income tax expense	4,089	8,140
Income from discontinued operations, net of tax	$5,078	$11,123
Revenues and costs related to the Remote Accommodations Business for the three and nine months ended September 30, 2017 were as follows:

(in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Remote accommodations revenue:
Lease revenue	$14,979	$43,556
Service revenue	21,788	51,776
Total remote accommodations revenue	$36,767	$95,332

Remote accommodation costs:
Cost of leases	$2,329	$6,529
Cost of services	14,292	34,830
Total remote accommodations costs of leasing and services	$16,621	$41,359
Cash flows from the Company’s discontinued operations are included in the condensed consolidated statements of cash flows. The significant cash flow items from discontinued operations for the nine months ended September 30, 2017 were as follows:

(in thousands)	September 30, 2017
Depreciation and amortization	$21,958
Capital expenditures	$6,855

NOTE 4 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Raw materials and consumables	$19,107	$10,082
Work in process	2,241	—
Total inventories	$21,348	$10,082

NOTE 5 - Rental Equipment, net
Rental equipment, net, at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Modular units and portable storage	$2,326,909	$1,385,901
Value added products	88,642	59,566
Total rental equipment	2,415,551	1,445,467
Less: accumulated depreciation	(466,148)	(405,321)
Rental equipment, net	$1,949,403	$1,040,146
During the three and nine months ended September 30, 2018, the Company received $0.0 million and $9.3 million, respectively, in insurance proceeds related to assets damaged during Hurricane Harvey. The insurance proceeds exceeded the book value of damaged assets, and the Company recorded gains of $0.0 million and $4.8 million which are reflected in other (income) expense, net, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.

NOTE 6 - Goodwill and Intangible Assets
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular – US	Modular – Other North America	Total
Balance at January 1, 2017	$—	$56,811	$56,811
Acquisition of a business	28,609	—	28,609
Effects of movements in foreign exchange rates	—	3,932	3,932
Impairment losses	—	(60,743)	(60,743)
Balance at December 31, 2017	28,609	—	28,609
Acquisition of businesses	206,667	32,538	239,205
Changes to preliminary purchase price allocations	(396)	—	(396)
Effects of movements in foreign exchange rates	—	346	346
Balance at September 30, 2018	$234,880	$32,884	$267,764
As described in Note 2, the Company acquired ModSpace in August 2018. A preliminary valuation of the acquired net assets of ModSpace resulted in the recognition of $203.3 million and $32.5 million of goodwill in the Modular - US segment and Modular - Other North America segment, which the Company expects will be non-deductible for income tax purposes. The Company expects to finalize the valuation of the acquired net assets of ModSpace within the one-year measurement period from the date of acquisition.
As described in Note 2, the Company acquired Tyson in January 2018. A preliminary valuation of the acquired net assets of Tyson resulted in the recognition of $3.4 million of goodwill in the Modular - US segment, which the Company expects will be deductible for tax purposes. During the three and nine months ended September 30, 2018, the Company made a $0.3 million and $0.7 million adjustment to the preliminary valuation of the acquired net assets of Tyson, including the related goodwill, due to further evaluation of rental equipment and property, plant and equipment, and non-indemnified liabilities.
As discussed in further detail in Note 2, the Company acquired Acton in December 2017. A preliminary valuation of the acquired net assets of Acton resulted in the recognition of $28.6 million of goodwill to the Modular - US segment, as defined in Note 14, for the year ended December 31, 2017. During the three months ended September 30, 2018, the Company made a $1.7 million net adjustment that increased the acquired net assets of Acton, primarily due to further evaluation of insurance related receivables. During the nine months ended September 30, 2018, the Company made net adjustments of

$0.3 million that decreased the acquired net assets of Acton, due to further evaluation of rental equipment and non-indemnified liabilities partially offset by changes in insurance-related receivables and deferred tax assets.
  The gross carrying amount, accumulated amortization and net book value ("NBV") of the intangible assets at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	NBV	Gross Carrying Amount	Accumulated Amortization	NBV
Intangible assets subject to amortization:
Favorable lease rights	$4,401	$(60)	$4,341	$551	$—	$551
Acton and ModSpace trade names	3,708	(530)	3,178	708	—	708
Total intangible assets subject to amortization	$8,109	$(590)	$7,519	$1,259	$—	$1,259

Indefinite-lived intangible assets:
Trade names	$125,000	$—	$125,000	$125,000	$—	$125,000
Total intangible assets other than goodwill	$133,109	$(590)	$132,519	$126,259	$—	$126,259
As described in Note 2, the Company acquired ModSpace in August 2018, and preliminarily allocated $3.0 million and $3.9 million to definite-lived intangible assets, related to the ModSpace trade name and favorable lease rights, to the Modular - US segment. The trade name has an estimated useful life of three years and the favorable lease asset has an estimated useful life of six years. The Company expects the intangibles to be non-deductible for income tax purposes. The Company expects to finalize the valuation of the acquired net assets of ModSpace, including the related intangible assets, within the one-year measurement period from the date of acquisition.

NOTE 7 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	September 30, 2018	December 31, 2017
2022 Secured Notes	7.875%	2022	$291,853	$290,687
2023 Secured Notes	6.875%	2023	293,637	—
Unsecured Notes	10.000%	2023	198,882	—
US ABL Facility	Varies	2022	830,573	297,323
Canadian ABL Facility (a)	Varies	2022	—	—
Capital lease and other financing obligations			38,549	38,736
Total debt			1,653,494	626,746
Less: current portion of long-term debt			(1,915)	(1,881)
Total long-term debt			$1,651,579	$624,865

(a) As of September 30, 2018, the Company had $1.5 million of outstanding principal borrowings on the Canadian ABL Facility and $3.3 million of related debt issuance costs. $1.5 million of the related debt issuance costs are recorded as a direct offset against the principal of the Canadian ABL Facility and the remaining $1.8 million, in excess of the principal, has been included in other non-current assets on the condensed consolidated balance sheet. As there were no principal borrowings outstanding on the Canadian ABL Facility as of December 31, 2017, $1.8 million of debt issuance costs related to that facility are included in other non-current assets on the condensed consolidated balance sheet.

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
Interest expense of $8.7 million and $23.2 million related to the Algeco Group Revolver was included in interest expense for the three and nine months ended September 30, 2017.
ABL Facility
On November 29, 2017, WS Holdings, WSII and certain of its subsidiaries entered into an ABL credit agreement (the “ABL Facility”) that provided a senior secured revolving credit facility in the initial aggregate principal amount of up to $600.0 million. The ABL Facility matures on May 29, 2022.
In July and August 2018, the Company entered into three amendments (the "ABL Amendments") to the ABL Facility that, among other things, (i) permitted the ModSpace acquisition and the Company’s financing thereof, (ii) increased the ABL Facility limit to $1.425 billion in the aggregate, with an accordion feature allowing up to $1.8 billion of capacity, and (iii) increased certain thresholds, basket sizes and default and notice triggers to account for the Company’s increased scale following the ModSpace acquisition.
After giving effect to the ABL Amendments, the ABL Facility, which matures on May 29, 2022, consists of (i) a $1.285 billion asset-backed revolving credit facility (the “US ABL Facility”) for WSII and certain of its domestic subsidiaries (the “US Borrowers”), (ii) a $140.0 million asset-based revolving credit facility (the “Canadian ABL Facility”) for certain Canadian subsidiaries of WSII (the “Canadian Borrowers,” and together with the US Borrowers, the “Borrowers”), and (iii) an accordion feature that permits the Borrowers to increase the lenders’ commitments in an aggregate amount not to exceed $375.0 million, subject to the satisfaction of customary conditions, plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility.
Borrowings under the ABL Facility, at the Borrower’s option, bear interest at an adjusted LIBOR or base rate, in each case plus an applicable margin. At inception of the ABL Facility until March 31, 2018, the applicable margin was fixed at 2.50% for LIBOR borrowings and 1.50% for base rate borrowings. Commencing on March 31, 2018, the applicable margins are subject to one step-down of 0.25% or one step-up of 0.25%, based on excess availability levels with respect to the ABL Facility. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of between 0.375% and 0.5% per annum. At September 30, 2018, the weighted average interest rate for borrowings under the ABL Facility was 4.65%.
Borrowing availability under the US ABL Facility and the Canadian ABL Facility is equal to the lesser of (i) with respect to US Borrowers, $1.285 billion and the US Borrowing Base (defined below) (the “US Line Cap”), and (ii) with respect to the Canadian Borrower, $140.0 million and the Canadian Borrowing Base (defined below) (the “Canadian Line Cap,” together with the US Line Cap, the “Line Cap”).
The US Borrowing Base is, at any time of determination, an amount (net of reserves) equal to the sum of:
◦ 85% of the net book value of the US Borrowers’ eligible accounts receivable, plus
◦ the lesser of (i) 95% of the net book value of the US Borrowers’ eligible rental equipment and (ii) 85% of the net orderly liquidation value of the US Borrowers’ eligible rental equipment, minus
◦ customary reserves.
The Canadian Borrowing Base is, at any time of determination, an amount (net of reserves) equal to the sum of:
◦ 85% of the net book value of the Canadian Borrowers’ eligible accounts receivable, plus
◦ the lesser of (i) 95% of the net book value of the Canadian Borrowers’ eligible rental equipment and (ii) 85% of the net orderly liquidation value of the Canadian Borrowers’ eligible rental equipment, plus
◦ portions of the US Borrowing Base that have been allocated to the Canadian Borrowing Base, minus
◦ customary reserves.
At September 30, 2018, the Line Cap was $1.425 billion and the Borrowers had $552.9 million of available borrowing capacity under the ABL Facility, including $414.5 million under the US ABL Facility and $138.4 million under the Canadian ABL Facility. At December 31, 2017, prior to the ABL Amendments, the Line Cap was $600.0 million and the Borrowers had $281.1 million of available borrowing capacity under the ABL Facility, including $211.1 million under the US ABL Facility and $70.0 million under the Canadian ABL Facility.
Borrowing capacity under the US ABL Facility is made available for up to $75.0 million of standby letters of credit and up to $75.0 million of swingline loans, and borrowing capacity under the Canadian ABL Facility is made available for up to $60.0 million of standby letters of credit, and $50.0 million of swingline loans. Letters of credit and bank guarantees carried fees of 2.625% at September 30, 2018 and December 31, 2017. The Company had issued $13.0 million and $8.9 million of standby letters of credit under the ABL Facility at September 30, 2018 and December 31, 2017.
The ABL Facility requires the Borrowers to maintain a (i) minimum interest coverage ratio of 2.00:1.00 and (ii) maximum total net leverage ratio of 5.50:1.00, in each case, at any time when the excess availability under the ABL Facility is less than the greater of (a) $135.0 million and (b) an amount equal to 10% of the Line Cap.
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
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the Borrowers continued flexibility to operate and develop their businesses. The ABL Facility also contains customary representations and warranties, affirmative covenants and events of default. The Company is in compliance with these covenants and restrictions as of September 30, 2018.
The Company had $859.0 million and $310.0 million in outstanding principal under the ABL Facility at September 30, 2018 and December 31, 2017, respectively.
The ABL Amendments were treated as a debt modification to the ABL Facility under ASC 470-50, Debt, Modifications and Extinguishments. All ABL Facility lenders prior to the ABL Amendments are continuing lenders after giving effect to the ABL Amendments. The Company incurred an additional $19.0 million in debt issuance costs and discounts associated with the ABL Amendments that have been deferred and will be amortized through the remaining period until the maturity date of the ABL Facility.  Debt issuance costs and discounts of $28.5 million and $12.7 million are included in the carrying value of the ABL Facility at September 30, 2018 and December 31, 2017, respectively.
Interest expense of $7.6 million and $15.8 million related to the ABL Facility was included in interest expense for the three and nine months ended September 30, 2018.
2022 Senior Secured Notes
WSII has $300.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “2022 Secured Notes”) under an indenture dated November 29, 2017, which was entered into by and among WSII, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on June 15 and December 15, beginning June 15, 2018.
Before December 15, 2019, WSII may redeem the 2022 Secured Notes at a redemption price equal to 100% of the principal amount, plus a customary make whole premium for the 2022 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date.
The customary make whole premium, with respect to the 2022 Secured Notes on any applicable redemption date, as calculated by the Company, is the greater of (i) 100% of the then outstanding principal amount of the 2022 Secured Notes; and (ii) the excess of (a) the present value at such redemption date of (i) the redemption price set on or after December 15, 2019 plus (ii) all required interest payments due on the 2022 Secured Notes through December 15, 2019, excluding accrued but unpaid interest to the redemption date, in each case, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the 2022 Secured Notes.
Before December 15, 2019, WSII may redeem up to 40% of the aggregate principal amount of the 2022 Secured Notes at a price equal to 107.875% of the principal amount of the 2022 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date with the net proceeds of certain equity offerings. At any time prior to November 29, 2019, WSII may also redeem up to 10% of the aggregate principal amount of the 2022 Secured Notes at a redemption price equal to 103% of the principal amount of the Notes being redeemed during each twelve-month period commencing with the closing date, plus accrued and unpaid interest, if any, to but not including the redemption date. If WSII undergoes a change of control or sells certain of its assets, WSII may be required to offer to repurchase the 2022 Secured Notes.

On or after December 15, 2019, WSII, may redeem the 2022 Secured Notes, in whole or in part, at the redemption prices expressed as percentages of principal amount set forth below, plus accrued and unpaid interest to, but not including, the applicable redemption date (subject to the holders' right to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the twelve month period beginning on December 15 of each of the years set forth below:

Year	Redemption Price
2019	103.938%
2020	101.969%
2021 and thereafter	100.000%
The 2022 Secured Notes contain certain negative covenants, including limitations that may restrict WSII’s ability and the ability of certain of its subsidiaries, to directly or indirectly, create additional financial obligations. With certain specified exceptions, these negative covenants prohibit WSII and certain of its subsidiaries from: creating or incurring additional debt; paying dividends or making any other distributions with respect to its capital stock; making loans or advances to WillScot or any restricted subsidiary of WSII; selling, leasing or transferring any of its property or assets to WillScot or any restricted subsidiary of WSII; directly or indirectly creating, incurring or assuming any lien of any kind securing debt on the collateral; or entering into any sale and leaseback transaction. On August 15, 2018, in conjunction with the ModSpace acquisition and related debt issuances, WSII entered a supplemental indenture to, among other things, join ModSpace and its domestic subsidiaries as guarantors of the 2022 Secured Notes.
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the US Borrowers continued flexibility to operate and develop their businesses. The Company is in compliance with these covenants and restrictions as of September 30, 2018 and December 31, 2017.
Unamortized debt issuance costs pertaining to the 2022 Secured Notes was $8.1 million and $9.3 million as of September 30, 2018 and December 31, 2017, respectively.
2023 Senior Secured Notes
On August 6, 2018, a special purpose subsidiary of WSII completed a private offering of $300.0 million in aggregate principal amount of its 6.875% senior secured notes due August 15, 2023 (“2023 Secured Notes”). The issuer entered into an indenture dated August 6, 2018 with Deutsche Bank Trust Company Americas, as trustee (“2023 Secured Notes Indenture”), which governs the terms of the 2023 Secured Notes. In connection with the ModSpace acquisition, the issuer merged with and into WSII and WSII assumed the 2023 Secured Notes. Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
WSII may redeem the 2023 Secured Notes at any time before August 15, 2020 at a redemption price equal to 100% of the principal amount thereof, plus a customary make whole premium for the 2023 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date. Before August 15, 2020, WSII may redeem up to 40% of the aggregate principal amount of the 2023 Secured Notes at a price equal to 106.875% of the principal amount of the 2023 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date with the net proceeds of certain equity offerings. WSII may also redeem up to 10% of the aggregate principal amount of the 2023 Secured Notes at any time prior to the second anniversary of the closing date of this offering at a redemption price equal to 103% of the principal amount of the 2023 Secured Notes being redeemed during each twelve-month period commencing with the issue date, plus accrued and unpaid interest, if any, to but not including the redemption date. If WSII undergoes a change of control or sells certain of its assets, WSII may be required to offer to repurchase the 2023 Secured Notes.
On and after August 15, 2020, WSII may redeem the 2023 Secured Notes, in whole or in part, at the redemption prices expressed as percentages of principal amount set forth below plus accrued and unpaid interest to but not including the applicable redemption date (subject to the holders' right to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the 12 month period beginning on August 15 of each of the years set forth below.

Year	Redemption Price
2020	103.938%
2021	101.969%
2022 and thereafter	100.000%
The 2023 Secured Notes are unconditionally guaranteed by each of WSII’s direct and indirect domestic subsidiaries and WSII’s parent, WS Holdings (collectively the “Note Guarantors”). WillScot is not a guarantor of the 2023 Secured Notes. The Note Guarantors and certain of the Company's non-US subsidiaries are guarantors or borrowers under the ABL Facility. These guarantees are secured by a second priority security interest in substantially all of the assets of WSII and the Note Guarantors (subject to customary exclusions) and are subordinated to the Company's obligations under the ABL Facility.

The 2023 Secured Notes contain certain negative covenants, including limitations that may restrict WSII’s ability and the ability of certain of its subsidiaries, to directly or indirectly, create additional financial obligations. With certain specified exceptions, these negative covenants prohibit WSII and certain of its subsidiaries from: creating or incurring additional debt; paying dividends or making any other distributions with respect to its capital stock; making loans or advances to WillScot or any restricted subsidiary of WSII; selling, leasing or transferring any of its property or assets to WillScot or any restricted subsidiary of WSII; directly or indirectly creating, incurring or assuming any lien of any kind securing debt on the collateral; or entering into any sale and leaseback transaction.
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the US Borrowers continued flexibility to operate and develop their businesses. The Company is in compliance with these covenants and restrictions as of September 30, 2018.
The Company incurred debt issuance costs and discounts of $6.5 million in connection with the 2023 Secured Notes. Debt issuance costs and discounts of $6.4 million are included in the carrying value of the debt at September 30, 2018.
2023 Senior Unsecured Notes
On August 3, 2018, a special purpose subsidiary of WSII completed a private offering of $200.0 million in aggregate principal amount of its senior unsecured notes due November 15, 2023 (the “Unsecured Notes”). The issuer entered into an indenture with Deutsche Bank Trust Company Americas, as trustee (the “Unsecured Notes Indenture”), which governs the terms and conditions of the Unsecured Notes. In connection with the ModSpace acquisition, the issuer merged with and into WSII and WSII assumed the Unsecured Notes.
The Unsecured Notes bear interest at a rate of 10% per annum if paid in cash (or if paid in kind, 11.5% per annum) for any interest period ending on or before February 15, 2021, and thereafter are payable solely in cash at an increased rate per annum of 12.5%. Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
The Unsecured Notes are not prepayable until February 15, 2019. From time to time during the period from February 15, 2019 through August 14, 2019, WSII may redeem the Unsecured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Unsecured Notes, plus the Applicable Premium (as defined in the Unsecured Notes Indenture) as of, and accrued and unpaid interest to, but not including the redemption date (subject to the holders' right to receive interest due on an interest payment date falling on or prior to the redemption date); provided, that if the Unsecured Notes are being redeemed in part, such redemption will not reduce the aggregate principal amount of the Unsecured Notes outstanding below $50.0 million (together with any PIK Interest in respect thereof). If WSII undergoes a change of control or sells certain of its assets, WSII may be required to offer to repurchase the Unsecured Notes.
At any time and from time to time on and after August 15, 2019, WSII, at its option, may redeem the Unsecured Notes, in whole or in part, at the redemption prices expressed as percentages of principal amount set forth below plus accrued and unpaid interest to but not including the applicable redemption date (subject to the right of Holders (as defined therein) on the relevant record date to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the periods referred to below, beginning on August 15, 2019; provided however, that if the Unsecured Notes are being redeemed in part, such redemption will not reduce the aggregate principal amount of the Unsecured Notes outstanding below $50.0 million (together with any PIK Interest in respect thereof).

Year	Redemption Price
August 15, 2019 to February 14, 2020	102.000%
February 15, 2020 to February 14, 2021	104.000%
February 15, 2021 and thereafter	106.000%
The Unsecured Notes are unconditionally guaranteed by each Note Guarantor. These guarantees are senior, unsecured obligations of the Note Guarantors (except that the guarantee of the Unsecured Notes provided by WillScot Equipment II, LLC, which holds certain of WSII’s uncertificated assets in the United States, are subordinated to its obligations under the ABL Facility).
The Unsecured Notes contain certain negative covenants, including limitations that may restrict WSII’s ability and the ability of certain of its subsidiaries, to directly or indirectly, create additional financial obligations. With certain specified exceptions, these negative covenants prohibit WSII and certain of its subsidiaries from: creating or incurring additional debt; paying dividends or making any other distributions with respect to its capital stock; making loans or advances to WillScot or any restricted subsidiary of WSII; selling, leasing or transferring any of its property or assets to WillScot or any restricted subsidiary of WSII; directly or indirectly creating, incurring or assuming any lien of any kind securing debt on the collateral; or entering into any sale and leaseback transaction.
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the US Borrowers continued flexibility to operate and develop their businesses. The Company is in compliance with these covenants and restrictions as of September 30, 2018.
The Company incurred debt issuance costs and discounts of $1.1 million in connection with the issuance of the Unsecured Notes. Debt issuance costs and discounts of $1.1 million are included in the carrying value of the Unsecured Notes at September 30, 2018.
Bridge Financing Fees
In connection with the ModSpace acquisition, the Company incurred bridge financing fees of $20.5 million, included within interest expense in the condensed consolidated statement of operations, for the three and nine months ended September 30, 2018.
Capital Lease and Other Financing Obligations
The Company’s capital lease and financing obligations primarily consisted of $38.4 million and $38.5 million under sale-leaseback transactions and $0.1 million and $0.2 million of capital leases at September 30, 2018 and December 31, 2017, respectively. The Company’s capital lease and financing obligations are presented net of $1.6 million and $1.8 million of debt issuance costs at September 30, 2018 and December 31, 2017, respectively. The Company’s capital leases primarily relate to real estate, equipment and vehicles and have interest rates ranging from 1.2% to 11.9%.
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
Notes Due To and From Affiliates
In conjunction with the Business Combination, all notes due to and from affiliates were settled, and there is no related interest expense or interest income related to the notes due to or from affiliates for the three and nine months ended September 30, 2018.
Prior to the Business Combination, the Algeco Group distributed borrowings from its third party notes to entities within the Algeco Group, including WSII, through intercompany loans. WSII previously recorded these intercompany loans as notes due to affiliates with maturity dates of June 30, 2018 and October 15, 2019.
Interest expense of $16.7 million and $48.0 million associated with these notes due to affiliates is reflected in interest expense in the consolidated statement of operations for the three and nine months ended September 30, 2017, respectively. Interest on the notes due to affiliates was payable on a semi-annual basis.
Conversely, WSII also distributed borrowings to other entities within the Algeco Group through intercompany loans, and earned interest income on the principal. For the three and nine months ended September 30, 2017, the Company recognized $3.7 million and $9.8 million, respectively, of interest income related to the loans.

NOTE 8 – Equity
Common Stock
On July 30, 2018, WillScot closed a public offering of 8,000,000 shares of its Class A common stock at an offering price of $16.00 per share. On August 10, 2018, the underwriters exercised their right to purchase an additional 1,200,000 shares at the public offering price. The net offering proceeds, including the exercise of the over-allotment option, were $139.0 million, after deducting discount and offering expenses of $8.2 million. The Company used the proceeds to fund the ModSpace acquisition and to pay related fees and expenses.
As disclosed in Note 2, on August 15, 2018, WillScot issued 6,458,229 unregistered shares of its Class A common stock, par value $0.0001 per share, to former ModSpace shareholders as part of the consideration paid in connection with the ModSpace acquisition. In connection with the issuance, WillScot entered into a registration rights agreement dated July 26, 2018, under which WillScot granted customary registration rights to the holders of the unregistered common shares. Subject to limited exception, the unregistered shares issued to former ModSpace shareholders may not be sold or otherwise transferred prior to the six-month anniversary of the issuance date.
On September 21, 2018, the Company filed a registration statement with the SEC under which 10,373,102 of unregistered shares of WillScot’s Class A common stock would be registered under a retail shelf registration statement. On November 2, 2018, the Company filed an amendment to, among other things, increase the number of registered Class A common shares available for sale by the selling shareholders from 10,373,102 to 61,865,946 shares, approximately 5.8 million of which are subject to transfer restrictions until February 15, 2019.

Warrants
On July 10, 2018, the Company was notified that its public warrants would be delisted from the Nasdaq Capital Market (“Nasdaq”) based on the Company’s failure to satisfy a minimum holder requirement applicable to the warrants. Trading of the public warrants on Nasdaq was suspended on July 12, 2018, and they were removed from Nasdaq listing on October 8, 2018.

As disclosed in Note 2, on August 15, 2018, WillScot issued the ModSpace Warrants to the former shareholders as part of the ModSpace acquisition. Each ModSpace Warrant entitles the holder thereof to purchase one share of WillScot Class A common stock at an exercise price of $15.50 per share, subject to potential adjustment. Subject to limited exception, the ModSpace Warrants are not exercisable or transferable until the six-month anniversary of the issuance date, and the ModSpace Warrants expire on November 29, 2022. Under a registration rights agreement dated July 26, 2018, WillScot agreed to file a registration statement, and to use its reasonable best efforts to cause the registration statement to become effective, by the six-month anniversary of the issuance date.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2018 and 2017 were as follows:

(in thousands)	Foreign Currency Translation Adjustment
Balance at December 31, 2017	$(49,497)
Total other comprehensive loss	(82)
Reclassifications to accumulated deficit(a)	(2,540)
Balance at September 30, 2018	$(52,119)

(in thousands)	Foreign Currency Translation Adjustment
Balance at December 31, 2016	$(56,928)
Total other comprehensive loss	8,914
Balance at September 30, 2017	$(48,014)
(a) In the first quarter of 2018, the Company elected to early adopt ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a discrete reclassification of $2.5 million from accumulated other comprehensive loss to accumulated deficit effective January 1, 2018.
There were no material amounts reclassified from accumulated other comprehensive loss and into consolidated net income (loss) for the three and nine months ended September 30, 2018 and September 30, 2017.
Non-Controlling Interest
The changes in the non-controlling interest for the nine months ended September 30, 2018 were as follows:

(in thousands)	Total
Balance at December 31, 2017	$48,931
Net loss attributable to non-controlling interest	(3,715)
Other comprehensive loss	(26)
Issuance of common stock and contribution of proceeds to WSII	7,574
Acquisition of ModSpace and the effect of the related financing transactions	13,614
Balance at September 30, 2018	$66,378
As disclosed under Common Stock above, during the three months ended September 30, 2018, WillScot issued 9,200,000 shares of Class A common stock through an underwritten public offering, the proceeds of which were immediately contributed down through WS Holdings to WSII for purposes of funding part of the ModSpace acquisition. Sapphire waived its preemptive right to participate in the public offering and pursuant to the shareholders agreement entered into by WS Holdings' shareholders, Sapphire's ownership in WS Holdings was adjusted from 10% to 9% accordingly. As disclosed in Note 2, the

Company closed on the ModSpace Acquisition that resulted in the contribution of ModSpace's net assets of $972.4 million to WSII. The net impact of the transactions above, resulted in a non-recurring adjustment of $21.2 million to additional paid in capital and non-controlling interest on the condensed consolidated balance sheets. Despite the dilution in the non-controlling interest ownership in WS Holdings, the adjustment increases the non-controlling interest equity as a result of the significant increase in net assets from the ModSpace acquisition.

NOTE 9 – Income Taxes
The Company recorded an income tax benefit of approximately $6.5 million and $13.6 million for the three and nine months ended September 30, 2018, respectively, and $7.6 million and $17.8 million for the same periods of 2017.
The Company’s effective tax rate (“ETR”) for the three months ended September 30, 2018 and 2017 was 15.0% and 36.2%, respectively, and 23.9% and 33.3% for the nine months ended September 30, 2018 and 2017, respectively.
The Company’s estimated annual ETR ("EAETR") of 14.8% on the forecasted pre-tax loss is lower than the US statutory rate of 21.0% due to certain offsets to the overall tax benefit, namely: (1) a partial valuation allowance, $8.0 million tax expense, due to the limitation on the deductibility of interest expense estimated for the current year partially offset by reduction to the deferred tax liability, $2.3 million tax benefit, established for the book over tax basis difference for the Company's investment in its Canadian subsidiary and (2) a gross permanent disallowance, $6.6 million, of which $5.7 million relates to the non-deductibility of certain transaction costs in relation to the ModSpace acquisition.
The Company’s ETR for the three months ended September 30, 2018 of 15.0% is comparable to its EAETR due to minimal discrete items for the quarter of $0.6 million, which is primarily attributable to adjustments to deferred taxes for legislation enacted in certain state taxing jurisdictions during the quarter, notably, in New Jersey.
The Company’s ETR for the nine months ended September 30, 2018 of 23.9% is higher than the EAETR due to $5.3 million of discrete tax benefit recorded year to date, of which a $4.3 million tax benefit is attributable to a reduction in our net state deferred tax liability in Maryland due to change in tax law enacted in the second quarter.
In addition, to the foregoing, the Company also recognized tax expense of $0.1 million and tax benefit of $0.3 million for the three and nine months ended September 30, 2018, respectively, related to foreign currency gains and losses. For the three and nine months ended September 30, 2017, the Company recognized tax expense of $1.6 million and $4.8 million, respectively, related to foreign currency gains. The Company also adjusted the provisional amounts for the impacts of the Tax Act under SAB 118 reported in its financial statements for the year ended December 31, 2017. As of September 30, 2018, a $0.6 million tax benefit has been recorded in relation to tax reform guidance under SAB 118. As noted above, the Company recorded a discrete benefit of $4.3 million in the second quarter of 2018 to reduce its net state deferred tax liability primarily related to the enactment of an apportionment rule change in Maryland.

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

The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	September 30, 2018				December 31, 2017
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Financial liabilities not measured at fair value
US ABL Facility (a)	$830,573	$—	$857,500	$—	$297,323	$—	$310,000	$—
Canadian ABL Facility (a)	—	—	1,549	—	—	—	—	—
2022 Secured Notes (a)	291,853	—	310,416	—	290,687	—	310,410	—
2023 Secured Notes (a)	293,637	—	298,185	—	—	—	—	—
Unsecured Notes (a)	198,882	—	204,210	—	—	—	—	—
Total	$1,614,945	$—	$1,671,860	$—	$588,010	$—	$620,410	$—

(a) See Note 7 - Debt.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three and nine months ended September 30, 2018 and 2017. The fair value of the Company’s ABL Facility is primarily based upon observable market data such as market interest rates. The fair value of the Company’s 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes is based on their last trading price at the end of each period obtained from a third party.

NOTE 11 - Restructuring
The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $6.1 million and $1.2 million and $7.2 million and $2.1 million net of reversals, during the three and nine months ended September 30, 2018 and 2017, respectively. The following is a summary of the activity in the Company’s restructuring accruals for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of the period	$967	$2,130	$227	$1,793
Charges during the period	6,137	1,156	7,214	2,124
Cash payments during the period	(3,661)	(803)	(3,991)	(1,442)
Effects of movements in foreign exchange rates	5	7	(2)	15
Balance at end of period	$3,448	$2,490	$3,448	$2,490
The restructuring charges for the three and nine months ended September 30, 2018 relate primarily to employee termination costs and lease exit costs in connection with the integration of Acton, Tyson, and ModSpace. As part of the restructuring plans, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the commencement of the restructuring plans to the actual date of termination. The Company anticipates that the remaining actions contemplated under the $3.4 million accrual as of September 30, 2018, will be substantially completed by the end of the third quarter of 2019.
The restructuring charges for the three and nine months ended September 30, 2017 primarily related to corporate employee termination costs incurred as part of the Algeco Group.
Segments
The $6.1 million and $1.2 million of restructuring charges for the three months ended September 30, 2018 and 2017 includes: $5.9 million and $0.3 million of charges pertaining to the Modular - US segment; $0.2 million and $0.0 million of charges pertaining to the Modular - Other North America segment; and $0.0 million and $0.9 million of charges pertaining to Corporate and other.
The  $7.2 million and  $2.1 million of restructuring charges for the nine months ended September 30, 2018 and 2017  includes: $7.0 million and $0.2 million of charges pertaining to the Modular - US segment; $0.2 million and $0.0 million of charges pertaining to the Modular - Other North America segment; and $0.0 million and $1.9 million of charges pertaining to Corporate and other.

NOTE 12 - Stock-Based Compensation
On November 16, 2017, the Company’s shareholders approved a long-term incentive award plan (the “Plan”). The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Under the Plan, the Committee may grant an aggregate of 4,000,000 shares of Class A common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance compensation awards and stock bonus awards. Stock-based payments including the grant of stock options, RSUs, and RSAs are subject to service-based vesting requirements, and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur. During the three months ended September 30, 2018, no RSAs, RSUs or stock options were granted under the Plan. During the nine months ended September 30, 2018, 27,675 RSAs, 921,730 RSUs and 589,257 stock option awards were granted under the Plan. During the three and nine months ended September 30, 2018, 0 and 35,050 RSUs were forfeited.
Stock-based payments to employees include grants of stock options and RSUs, which are recognized in the financial statements based on their fair value.
RSUs and RSAs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of the Company's common stock on the grant date. RSAs vest over a one-year period and RSUs vest over a four-year period.
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
As of September 30, 2018, none of the granted RSAs, RSUs or stock options had vested.
Restricted Stock Awards
The following table summarizes the Company’s RSA activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2017	—	$—
Granted	27,675	13.60
Forfeited	—	—
Balance, September 30, 2018	27,675	$13.60
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, unrecognized compensation cost related to RSAs totaled $0.2 million and is expected to be recognized over the remaining six-month vesting period.

Restricted Stock Units
The following table summarizes the Company's RSU award activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2017	—	$—
Granted	921,730	13.60
Forfeited	(35,050)	13.60
Balance, September 30, 2018	886,680	$13.60
Compensation expense for RSUs recognized in SG&A on the condensed consolidated statements of operations was $0.8 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, with associated tax benefits of $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, unrecognized compensation cost related to RSUs totaled $10.5 million and is expected to be recognized over a remaining period of 3.5 years.
Stock Option Awards
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted-Average Exercise Price per Share ($)
Outstanding options, December 31, 2017	—	$—
Granted	589,257	$13.60
Exercised	—	—
Forfeited	—	—
Outstanding options, September 30, 2018	589,257	$13.60
Fully vested and exercisable options, end of period	—	$—
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, with associated tax benefits of $0.1 million and $0.1 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, unrecognized compensation cost related to stock option awards totaled $2.8 million and is expected to be recognized over a remaining period of 3.5 years.
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

Modular leasing and sales is comprised of two operating segments: US and Other North America. The US modular operating segment (“Modular - US”) consists of the contiguous 48 states and Hawaii. The Other North America operating segment (“Modular - Other North America”) consists of Alaska, Canada and Mexico. Corporate and other includes eliminations of costs and revenue between segments and Algeco Group corporate costs not directly attributable to the underlying segments. Following the Business Combination, no additional Algeco Group corporate costs were incurred and the Company’s ongoing corporate costs are included within the Modular - US segment. Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant.
As discussed in Note 6, the net assets acquired from ModSpace were allocated to both the Modular - US and Modular - Other North America segments. The US operations of ModSpace are included in the Modular - US segment and the Canadian operations of ModSpace are included in the Modular - Other North America segment. The operations and net assets acquired from Acton and Tyson are both included in the Modular - US segment.
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
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$128,007	$13,653	$141,660
Modular delivery and installation	41,830	4,947	46,777
Sales:
New units	19,193	1,727	20,920
Rental units	8,595	972	9,567
Total Revenues	$197,625	$21,299	$218,924

Costs:
Cost of leasing and services:
Modular leasing	$36,204	$3,011	$39,215
Modular delivery and installation	37,782	4,608	42,390
Cost of sales:
New units	13,905	1,184	15,089
Rental units	5,025	725	5,750
Depreciation of rental equipment	31,702	3,832	35,534
Gross profit	$73,007	$7,939	$80,946
Adjusted EBITDA	$58,454	$6,164	$64,618
Other selected data:
Selling, general and administrative expense	$66,102	$5,795	$71,897
Other depreciation and amortization	$3,403	$317	$3,720
Capital expenditures for rental fleet	$43,007	$3,735	$46,742

	Three Months Ended September 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenues:
Leasing and services revenue:
Modular leasing	$66,555	$8,920	$(155)	$75,320
Modular delivery and installation	22,127	2,503	(3)	24,627
Sales:
New units	9,074	535	—	9,609
Rental units	5,922	765	(81)	6,606
Total Revenues	$103,678	$12,723	$(239)	$116,162

Costs:
Cost of leasing and services:
Modular leasing	$19,000	$2,252	$—	$21,252
Modular delivery and installation	21,545	2,387	—	23,932
Cost of sales:
New units	6,487	427	2	6,916
Rental units	3,204	580	—	3,784
Depreciation of rental equipment	15,676	3,333	—	19,009
Gross profit (loss)	$37,766	$3,744	$(241)	$41,269
Adjusted EBITDA	$29,177	$2,961	$(2,753)	$29,385
Other selected data:
Selling, general and administrative expense	$24,337	$4,116	$7,644	$36,097
Other depreciation and amortization	$1,298	$264	$343	$1,905
Capital expenditures for rental fleet	$24,147	$1,361	$—	$25,508

	Nine Months Ended September 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$306,920	$33,251	$340,171
Modular delivery and installation	93,190	11,250	104,440
Sales:
New units	30,157	3,427	33,584
Rental units	14,258	1,555	15,813
Total Revenues	$444,525	$49,483	$494,008

Costs:
Cost of leasing and services:
Modular leasing	$85,766	$7,740	$93,506
Modular delivery and installation	87,032	11,006	98,038
Cost of sales:
New units	21,347	2,433	23,780
Rental units	8,218	1,110	9,328
Depreciation of rental equipment	72,606	10,243	82,849
Gross profit	$169,556	$16,951	$186,507
Adjusted EBITDA	$129,170	$12,856	$142,026
Other selected data:
Selling, general and administrative expense	$150,248	$14,597	$164,845
Other depreciation and amortization	$6,962	$764	$7,726
Capital expenditures for rental fleet	$104,462	$7,043	$111,505

	Nine Months Ended September 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenues:
Leasing and services revenue:
Modular leasing	$192,587	$25,124	$(450)	$217,261
Modular delivery and installation	60,451	6,132	(3)	66,580
Sales:
New units	21,630	2,861	—	24,491
Rental units	14,634	2,675	(81)	17,228
Total Revenues	$289,302	$36,792	$(534)	$325,560

Costs:
Cost of leasing and services:
Modular leasing	$55,713	$5,981	$—	$61,694
Modular delivery and installation	58,612	5,792	—	64,404
Cost of sales:				—
New units	15,172	2,240	(10)	17,402
Rental units	8,240	1,827	—	10,067
Depreciation of rental equipment	44,030	9,173	—	53,203
Gross profit (loss)	$107,535	$11,779	$(524)	$118,790
Adjusted EBITDA	$79,189	$8,586	$(10,197)	$77,578
Other selected data:
Selling, general and administrative expense	$72,464	$12,393	$15,653	$100,510
Other depreciation and amortization	$3,937	$755	$1,044	$5,736
Capital expenditures for rental fleet	$72,105	$3,705	$—	$75,810
The following tables present a reconciliation of the Company’s loss from continuing operations before income tax to Adjusted EBITDA by segment for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
(Loss) income from continuing operations before income taxes	$(44,519)	$1,283	$(43,236)
Interest expense, net (a)	42,831	616	43,447
Depreciation and amortization	35,105	4,149	39,254
Currency gains, net	(112)	(313)	(425)
Restructuring costs	5,895	242	6,137
Integration costs	7,443	10	7,453
Stock compensation expense	1,050	—	1,050
Transaction costs	10,490	182	10,672
Other (income) expense	271	(5)	266
Adjusted EBITDA	$58,454	$6,164	$64,618

(a) In connection with the ModSpace acquisition, the Company incurred bridge financing fees and upfront commitment fees of $20.5 million, included within interest expense, during the three months ended September 30, 2018.

	Three Months Ended September 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Loss from continuing operations before income taxes	$(1,070)	$(1,684)	$(18,313)	$(21,067)
Interest expense, net	16,790	1,134	8,523	26,447
Depreciation and amortization	16,974	3,597	343	20,914
Currency gains, net	(3,834)	(104)	(332)	(4,270)
Restructuring costs	247	17	892	1,156
Transaction costs	69	—	5,164	5,233
Other expense	1	1	970	972
Adjusted EBITDA	$29,177	$2,961	$(2,753)	$29,385

	Nine Months Ended September 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Loss from continuing operations before income taxes	$(55,360)	$(1,397)	$(56,757)
Interest expense, net (a)	65,654	1,667	67,321
Depreciation and amortization	79,568	11,007	90,575
Currency losses, net	159	1,012	1,171
Restructuring costs	6,962	252	7,214
Integration costs	14,858	10	14,868
Stock compensation expense	2,225	—	2,225
Transaction costs	14,539	251	14,790
Other expense	565	54	619
Adjusted EBITDA	$129,170	$12,856	$142,026

(a) In connection with the ModSpace acquisition, the Company incurred bridge financing fees and upfront commitment fees of $20.5 million, included within interest expense, during the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Total
Loss from continuing operations before income taxes	$(6,280)	$(4,142)	$(42,903)	$(53,325)
Interest expense, net	48,302	3,350	23,270	74,922
Depreciation and amortization	47,967	9,928	1,044	58,939
Currency gains, net	(11,233)	(585)	(951)	(12,769)
Restructuring costs	247	17	1,860	2,124
Transaction costs	115	—	5,980	6,095
Other expense	71	18	1,503	1,592
Adjusted EBITDA	$79,189	$8,586	$(10,197)	$77,578

NOTE 15 - Income (Loss) Per Share
Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to WillScot by the weighted average number of its Class A common shares outstanding during the period. Concurrently with the Business Combination, 12,425,000 of WillScot's Class A common shares were placed into escrow by shareholders and became ineligible to vote or participate in the economic rewards available to the other Class A shareholders. Escrowed shares were therefore excluded from the EPS calculation while deposited in the escrow account. 6,212,500 of the escrowed shares were released to shareholders on January 19, 2018, and the remaining escrowed shares were released to shareholders on August 21, 2018.
WillScot's Class B common shares have no rights to dividends or distributions made by the Company and, in turn, are excluded from the EPS calculation.
Diluted EPS is computed similarly to basic net income (loss) per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and restricted stock awards, representing 589,257, 886,680 and 27,675 shares of Class A common stock outstanding for the three and nine months ended September 30, 2018, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Warrants representing 44,750,000 shares of Class A shares for the three and nine months ended September 30, 2018, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
Pursuant to the exchange agreement entered into by WS Holding's shareholders, Sapphire has the right, but not the obligation, to exchange all, but not less than all, of its shares of WS Holdings into newly issued shares of WillScot’s Class A common stock in a private placement transaction. The impact of this exchange has been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 16 - Related Parties
Related party balances included in the Company’s consolidated balance sheet at September 30, 2018 and December 31, 2017, consisted of the following:

(in thousands)	Financial statement line Item	September 30, 2018	December 31, 2017
Receivables due from affiliates	Prepaid expenses and other current assets	$66	$2,863
Amounts due to affiliates	Accrued liabilities	(1,465)	(1,235)
	Total related party liabilities, net	$(1,399)	$1,628
On November 29, 2017, in connection with the closing of the Business Combination, the Company, WSII, WS Holdings and Algeco Global entered into a transition services agreement (the “TSA”). The purpose of the TSA is to ensure an orderly transition of WSII’s business and effectuate the Business Combination. Pursuant to the TSA, each party will provide or cause to be provided to the other party or its affiliates certain services, use of facilities and other assistance on a transitional basis. The services period under the TSA ranges from six months to three years based on the services, but includes early termination clauses. The Company had $0.2 million in accruals and $2.9 million in receivables due from affiliates pertaining to the Transition Services Agreement at September 30, 2018 and December 31, 2017, respectively.
The Company accrued expenses of $0.5 million and $1.2 million at September 30, 2018 and December 31, 2017, respectively, included in amounts due to affiliates, related to rental equipment purchases from an entity within the Algeco Group.

Related party transactions included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial statement line item	2018	2017	2018	2017
Leasing revenue from related parties	Modular leasing revenue	$(104)	$—	$(629)	$—
Rental unit sales to related parties	Rental unit sales	(1,548)	—	(1,548)	—
Management fees and recharge income on transactions with affiliates	Selling, general & administrative expenses	—	(1,693)	—	(1,542)
Interest income on notes due from affiliates	Interest income	—	(3,659)	—	(9,752)
Interest expense on notes due to affiliates	Interest expense	—	17,191	—	47,918
Remote accommodations revenue and costs, net from affiliates	Income from discontinued operations, net of tax	—	1,327	—	1,327
	Total related party (income) expense, net	$(1,652)	$13,166	$(2,177)	$37,951
On August 22, 2018, WillScot’s majority stockholder, Sapphire, entered into a margin loan (the "Margin Loan ") under which all of its WillScot Class A common stock was pledged to secure $125.0 of borrowings under the loan agreement. WillScot is not a party to the loan agreement and has no obligations thereunder, but WillScot delivered an issuer agreement to the lenders under which WillScot has agreed to certain obligations relating to the shares pledged by Sapphire and, subject to applicable law and stock exchange rules, not to take any actions that are intended to materially hinder or delay the exercise of any remedies with respect to the pledged shares. In connection with the Margin Loan, on August 24, 2018, WSII entered into a two-year supply agreement with Target Logistics, an affiliate controlled by Sapphire, under which, subject to limited exception, WSII acquired the exclusive right to supply modular units, portable storage units, and other ancillary products ordered by the affiliate in the United States. WillScot's leasing revenue and rental unit sales associated with Target Logistics for the three and nine months ended September 30, 2018 are disclosed above. As of September 30, 2018, the 49,041,906 shares of WillScot Class A common stock pledged by Sapphire represented approximately 48.9% of WillScot’s issued and outstanding Class A shares.
The Company had capital expenditures of rental equipment purchased from related party affiliates of $1.2 million and $0.5 million for three months ended September 30, 2018 and 2017, respectively, and $3.0 million and $1.0 million during the nine months ended September 30, 2018 and 2017, respectively.
The Company paid $0.1 million and $0.2 million in professional fees to an entity, that two of the Company’s Directors also served in the same role for that entity, during the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $0.8 million during the nine months ended September 30, 2018 and 2017, respectively.

NOTE 17 - Subsequent Events
On November 6, 2018, WSII entered into an interest rate swap transaction with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of its variable-rate debt into fixed-rate debt. The fixed rate paid by WSII is 3.06% and the variable rate received resets monthly to a one-month LIBOR rate. The swap transaction, which matures on May 29, 2022, was consummated to mitigate the interest rate risk inherent in WSII’s floating-rate credit agreement, which also matures on May 29, 2022, and not for trading or speculative purposes. The master agreement that governs the interest rate swap contains customary representations, warranties and covenants and may be terminated prior to its expiration.
On November 8, 2018, WillScot announced the commencement of an offer to each holder of its public and private warrants to purchase one-half share of Class A common stock, par value of $0.0001 per share, of WillScot for a purchase price of $5.75 (the “Warrants”) to receive 0.1818 common shares in exchange for each Warrant tendered by the holder and exchanged pursuant to the offer (the “Offer”). The warrants issued in connection with the Company's acquisition of ModSpace, each of which is exercisable for one share of WillScot Class A common stock at an exercise price of $15.50 per share, are not subject to the Offer. The Offer is made solely upon the terms and conditions in a Prospectus/Offer to Exchange and other related offering materials that are being distributed to holders of the Warrants. The Offer will be open until 11:59 p.m., Eastern Standard Time, on December 6, 2018, or such later time and date to which WillScot may extend.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Corporation (“WillScot” or the “Company”), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report.
On November 29, 2017, the Company, through its subsidiary, Williams Scotsman Holdings Corp. (“WS Holdings”), acquired all of the equity interest of Williams Scotsman International, Inc. (“WSII”) via a reverse recapitalization (the “Business Combination”). As a result of the Business Combination, (i) WillScot’s consolidated financial results for periods prior to November 29, 2017 reflect the financial results of WSII and its consolidated subsidiaries, as the accounting predecessor to WillScot, and (ii) for periods from and after this date, WillScot’s financial results reflect those of WillScot and its consolidated subsidiaries (including WSII and its subsidiaries) as the successor following the Business Combination.
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

Executive Summary and Outlook
We are the leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. In the third quarter of 2018, we completed the acquisition of Modular Space Holdings, Inc. (“ModSpace”) for a total purchase price of approximately $1.2 billion. With the addition of ModSpace, as of September 30, 2018, our branch network included over 120 locations and additional storage lots to service more than 50,000 customers across the US, Canada and Mexico. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions and now manage a fleet of over 132,000 modular space units and over 26,000 portable storage units. We remain focused on our core priorities of growing modular leasing revenues by increasing modular space units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value-added products and services (“VAPS”), and on continually improving the overall customer experience.
Subsequent to the close of the ModSpace transaction on August 15, 2018, we began the process to integrate ModSpace's operations into our organizational structure, branch footprint, shared services and information technology platform. These efforts are well underway and effective November 1, 2018, our combined sales organization began writing all new contracts (including those associated with legacy ModSpace assets) from WillScot's operating and information technology platform. We anticipate full information technology cut-over from the ModSpace systems in the first quarter of 2019 and will continue our integration efforts around real estate consolidation and fleet relocation on both the Acton Mobile ("Acton") and ModSpace acquisitions.
Before announcing the ModSpace acquisition, we secured debt commitments from several financial institutions to fund the acquisition. In the third quarter, we entered into or amended several agreements to fund the cash consideration paid in the acquisition on a permanent basis and to pay related fees and expenses. In particular we:
• upsized our senior secured revolving credit facility (the "ABL Facility") to $1.425 billion (expandable to $1.8 billion through an accordion feature) and obtained the amendments required to finance the acquisition and to give effect to our greater scale thereafter;
• completed a $300.0 million private placement of 6.875% senior secured notes due 2023 (the "2023 Secured Notes");

• completed a $200.0 million private placement of senior unsecured notes due 2023 (the "Unsecured Notes"); and
• raised $147.2 million of gross proceeds from an underwritten common stock offering.
For the three months ended September 30, 2018, key drivers of financial performance include:
• Increased total revenues by $102.7 million, or 88.4% as compared to the same period in 2017, driven by a 88.4% increase in our core leasing and services revenues from both organic growth, and due to the impact of the Acton, Tyson, and ModSpace acquisitions discussed in Note 2 of our unaudited condensed consolidated financial statements. New and rental unit sales increased 117.7% and 45.5%, respectively, also driven by acquisitions.
• On a pro-forma basis, including results of WillScot, Acton, Tyson, and ModSpace for all periods presented, total revenues increased $30.4 million, or 11.3%, driven by increases in core leasing revenues as a result of rate improvements and due to increased new sales.
• Increased the Modular - US segment revenues which represents 90.3% of revenue for the three months ended September 30, 2018, by $93.9 million, or 90.5%, as compared to the same period in 2017, through:
- Average modular space monthly rental rate growth of 3.1% to $559 including the impacts of acquisitions primarily through increases in the price of our units. Organic increases on unit pricing and VAPS pricing and penetration on the Williams Scotsman legacy fleet were partially offset by lower rates on units acquired from Acton and Tyson and to a lesser extent, ModSpace, and by lower VAPS pricing and penetration on all acquired fleet; and
- Increased average modular space units on rent by 31,795 units, or 87.9%, due to of the Acton, Tyson, and ModSpace acquisitions; and
- Average modular space monthly utilization increased 160 basis points (“bps”) to 73.8% for the three months ended September 30, 2018 as compared to the three months ended June 30, 2018. This increase was driven by higher utilization on the acquired ModSpace fleet as compared to the overall average including fleet acquired from Acton and Tyson. However, utilization decreased by 90 bps during the quarter as compared to the three months ended September 30, 2017, as a result of lower utilization on acquired fleet from Acton and Tyson; and
- On a pro-forma basis, including results of WillScot, Acton, and ModSpace for all periods presented, average modular space monthly rental rate increased 13.4% on consistent average modular space units on rent.
• Increased the Modular - Other North America segment revenues which represented 9.7% of revenues for the three months ended September 30, 2018, by $8.6 million, or 67.7% as compared to the same period in 2017. Increases were driven primarily by:
- Average modular space monthly rental rate increased 9.5% to $587; and
- Average modular space units on rent increased by 2,154 units, or 40.8% as compared to the same period in 2017 driven primarily by acquired units from the ModSpace transaction, as well as organic increases at Williams Scotsman; and
- Average modular space monthly utilization increased by 320 bps as compared to the same period in 2017 to 57.3%, and increased 20 bps as compared to the three months ended June 30, 2018.
- On a pro-forma basis, including results of WillScot and ModSpace for all periods presented, Modular - Other North America segment modular space units on rent decreased 3.6%, however average modular space monthly rental rate increased 0.9%.
• Generated Adjusted EBITDA of $58.5 million and $6.2 million for the Modular - US Segment and the Modular - Other North America Segment, respectively, for combined Adjusted EBITDA of $64.6 million between the Modular - US Segment and the Modular - Other North America Segment, representing an increase of $32.4 million or 100.6% as compared to the same period in 2017, which includes the impact of the Acton, Tyson, and ModSpace acquisitions discussed in Note 2 of the unaudited condensed consolidated financial statements.
Our customers operate in a diversified set of end markets, including commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 80% of our revenues in the three months ended September 30, 2018, including the customer base from the Acton, Tyson, and ModSpace acquisitions. Market fundamentals underlying these markets remain favorable, and we expect continued modest market growth in the next several years. Potential increased capital spending as a result tax reform, discussions of increased infrastructure spending, and rebuilding in areas impacted by natural disasters in 2017 and 2018 across the US also provide us confidence in continued demand for our products.

Although only 9.7% of our revenues for the three months ended September 30, 2018 were from the Modular - Other North America segment, markets in Canada, including Alaska, and Mexico, show continued improvement despite declines experienced over the last several years related to the energy markets. Improvement in average modular space monthly rental rates, average modular space units on rent, and average modular space monthly utilization continued in the third quarter as compared to the same period in 2017. However, competitive pressures in these markets may continue to depress pricing given current levels of supply in the market until utilization across the industry improves.

Consolidated Results of Operations
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Our consolidated statements of operations for the three months ended September 30, 2018 and 2017 are presented below:

	Three Months Ended September 30,		2018 vs. 2017 $ Change
(in thousands)	2018	2017
Revenues:
Leasing and services revenue:
Modular leasing	$141,660	$75,320	$66,340
Modular delivery and installation	46,777	24,627	22,150
Sales:
New units	20,920	9,609	11,311
Rental units	9,567	6,606	2,961
Total revenues	218,924	116,162	102,762
Costs:
Costs of leasing and services:
Modular leasing	39,215	21,252	17,963
Modular delivery and installation	42,390	23,932	18,458
Costs of sales:
New units	15,089	6,916	8,173
Rental units	5,750	3,784	1,966
Depreciation of rental equipment	35,534	19,009	16,525
Gross profit	80,946	41,269	39,677
Expenses:
Selling, general and administrative	71,897	36,097	35,800
Other depreciation and amortization	3,720	1,905	1,815
Restructuring costs	6,137	1,156	4,981
Currency gains, net	(425)	(4,270)	3,845
Other (income) expense, net	(594)	1,001	(1,595)
Operating income	211	5,380	(5,169)
Interest expense	43,447	30,106	13,341
Interest income	—	(3,659)	3,659
Loss from continuing operations before income tax	(43,236)	(21,067)	(22,169)
Income tax benefit	(6,507)	(7,632)	1,125
Loss from continuing operations	(36,729)	(13,435)	(23,294)
Income from discontinued operations, net of tax	—	5,078	(5,078)
Net loss	(36,729)	(8,357)	(28,372)
Net loss attributable to non-controlling interest, net of tax	(3,210)	—	(3,210)
Total loss attributable to WillScot	$(33,519)	$(8,357)	$(25,162)

Comparison of Three Months Ended September 30, 2018 and 2017
Revenue: Total revenue increased $102.7 million, or 88.4%, to $218.9 million for the three months ended September 30, 2018 from $116.2 million for the three months ended September 30, 2017. The increase was primarily the result of a 88.4% increase in leasing and services revenue driven by improved pricing and volumes. Average modular space monthly rental rates increased 3.7% to $561 for the three months ended September 30, 2018, and average modular space units on rent increased 33,949 units, or 81.9%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units for Acton, Tyson, and ModSpace. Improved volumes were driven by units acquired as part of the Acton, Tyson, and ModSpace acquisitions, as well as increased modular delivery and installation revenues on the combined rental fleet of 90.2%. The increase in leasing and services revenue was further complemented by increases of $11.3 million, or 117.7%, and $3.0 million, or 45.5% on new unit and rental unit sales, respectively, as compared to the same period in 2017. The increase year over year in new sales was primarily driven by a single large sale project within the US. Increases in rental unit sales was primarily a result of the ModSpace acquisition and our larger post-acquisition fleet size.
On a pro-forma basis, including results of WillScot, Acton, Tyson, and ModSpace for all periods presented, total revenues increased $30.4 million, or 11.3%, year-over-year for the three months ended September 30, 2018. Increases were driven by core leasing and services revenues as a result of a 12.0% increase in average modular space monthly rental rates, and due to increased new sales.
Total average units on rent for the three months ended September 30, 2018 and 2017 were 91,194 and 53,705, respectively. The increase was due to units acquired as part of the Acton, Tyson, and ModSpace acquisitions, with modular space average units on rent increasing by 33,949 units, or 81.9% for the three months ended September 30, 2018. Modular space average monthly rental rates increased 3.7% for the three months ended September 30, 2018. Portable storage average units on rent increased by 3,540 units, or 28.9% for the three months ended September 30, 2018. Average portable storage monthly rental rates increased 2.6% for the three months ended September 30, 2018. The average modular space unit utilization rate during the three months ended September 30, 2018 was 71.8%, as compared to 71.3% during the same period in 2017. The increase in average modular space utilization rate was driven by improvement in the modular space average units on rent in the Modular - Other North America business segment, slightly offset by declines in the Modular - US business segment as a result of acquired units at lower utilization rates. The average portable storage unit utilization rate during the three months ended September 30, 2018 was 68.0%, as compared to 69.8% during the same period in 2017. The decrease in average portable storage utilization rate was driven by organic declines in the number of portable storage average units on rent in the Modular - US segment.
Gross Profit: Our gross profit percentage was 37.0% and 35.5% for the three months ended September 30, 2018 and 2017, respectively. Our gross profit percentage, excluding the effects of depreciation, was 53.0% and 52.0% for the three months ended September 30, 2018 and 2017, respectively.
Gross profit increased $39.6 million, or 95.9%, to $80.9 million for the three months ended September 30, 2018 from $41.3 million for the three months ended September 30, 2017. The increase in gross profit is a result of a $52.0 million increase in modular leasing and services gross profit and increased new unit and rental unit gross profit of $4.1 million. Increases in modular leasing and services gross profit were primarily as a result of increased revenues due to additional units on rent as a result of recent acquisitions as well as increased margins due to favorable average monthly rental rates on modular space units. These increases were partially offset by increased depreciation of $16.5 million as a result of additional rental equipment acquired as part of the Acton, Tyson, and ModSpace acquisitions, as well as continued capital investment in our existing rental equipment.
Selling, General and Administrative: Selling, general and administrative expense (“SG&A”) increased $35.8 million, or 99.2%, to $71.9 million for the three months ended September 30, 2018, compared to $36.1 million for the three months ended September 30, 2017. $13.9 million of the SG&A increase was driven by discrete items including increased transaction costs of $5.4 million related to the ModSpace acquisition and increased integration costs of $7.5 million related to the Acton and ModSpace integrations. Additionally, stock compensation expense increased $1.1 million due to grants of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to certain employees in the first quarter of 2018. The remaining increases of $21.9 million are primarily related to $2.4 million of public company costs including outside professional fees, and increased headcount, occupancy, and other SG&A cost increases as a result of operating a larger operation as a result of our recent acquisitions and our expanded employee base and branch network. Cost synergies of approximately $2.4 million related to the Acton and Tyson acquisitions were realized during the quarter and our integration plans remain on track. Effective November 1, 2018, our combined sales organization began writing all new contracts (including those associated with legacy ModSpace assets) from WillScot's operating and information technology platform. Exit activities for redundant branch locations, such as preparing units and materials for transport to other locations remain on schedule. These activities are expected to continue through 2019 and we expect additional cost savings as we execute the established integration plans for Acton and ModSpace. These increases were partially offset by a reduction of $7.6 million in corporate & other related to Algeco Group costs no longer included in our operations.

Other Depreciation and Amortization: Other depreciation and amortization increased $1.8 million, or 94.7%, to $3.7 million for the three months ended September 30, 2018, compared to $1.9 million for the three months ended September 30, 2017.  The increase was driven primarily by depreciation on property, plant and equipment acquired as part of the Acton and ModSpace acquisitions in the first and third quarters, respectively.
Restructuring Costs: Restructuring costs were $6.1 million for the three months ended September 30, 2018 as compared to $1.2 million for the three months ended September 30, 2017. The 2018 restructuring charges relate primarily to employee termination and lease breakage costs related to the Acton and ModSpace acquisitions and integrations. The 2017 restructuring charges relate primarily to the Algeco Group corporate function and consist of employee termination costs.
Currency Losses (Gains), net: Currency losses (gains), net decreased by $3.9 million to a $0.4 million gain for the three months ended September 30, 2018 compared to a $4.3 million gain for the three months ended September 30, 2017. The decrease in currency losses (gains) was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency. The majority of the intercompany receivables and payables contributing to these gains and losses were settled concurrently with the Carve-Out Transaction and Business Combination in November 2017.
Other (Income) Expense, Net: Other (income) expense, net was $0.6 million of other income for the three months ended September 30, 2018 and $1.0 million of other expense for the three months ended September 30, 2017. The increase in other income was driven by the receipt of a settlement which contributed $0.8 million to other (income) expense, net, for the three months ended September 30, 2018.
Interest Expense: Interest expense increased $13.3 million, or 44.2%, to $43.4 million for the three months ended September 30, 2018 from $30.1 million for the three months ended September 30, 2017. Upon consummation of the Business Combination in November 2017, we issued $300.0 million of 7.875% senior secured notes (the “2022 Secured Notes”) and entered into a new $600.0 million ABL Facility to fund our operations as a stand-alone company. In the third quarter of 2018, as part of financing the ModSpace acquisition, we upsized our ABL Facility to $1.425 billion, issued $300.0 million related to the 2023 Secured Notes, and issued $200.0 million related to the Unsecured Notes. In connection with the ModSpace acquisition, the Company incurred bridge financing fees and upfront commitment fees of $20.5 million in the third quarter, which are not expected to reoccur.
The majority of the interest costs incurred during the three months ended September 30, 2017 relate to the previous debt structure of the Company as part of the Algeco Group. The increase in interest expense is driven by our recent debt issuances including the $20.5 million of bridge financing fees and upfront commitment fees. See Note 7 to the condensed consolidated financial statements for further discussion of our debt, and the additional debt incurred during the third quarter as part of financing the ModSpace acquisition.
Interest Income: Interest income related to the interest earned on the principal balance of notes due from affiliates, which were settled upon consummation of the Business Combination in November 2017.
Income Tax Benefit: Income tax benefit decreased $1.1 million to $6.5 million for the three months ended September 30, 2018 compared to $7.6 million for the three months ended September 30, 2017. The decrease in income tax benefit was mainly due to a lower statutory income tax rate in the US partially offset by discrete tax benefits recorded at September 30, 2018 as compared to September 30, 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Our consolidated statements of net loss for the nine months ended September 30, 2018 and 2017 are presented below:

	Nine Months Ended September 30,		2018 vs. 2017 $ Change
(in thousands)	2018	2017
Revenues:
Leasing and services revenue:
Modular leasing	$340,171	$217,261	$122,910
Modular delivery and installation	104,440	66,580	37,860
Sales:
New units	33,584	24,491	9,093
Rental units	15,813	17,228	(1,415)
Total revenues	494,008	325,560	168,448
Costs:
Costs of leasing and services:
Modular leasing	93,506	61,694	31,812
Modular delivery and installation	98,038	64,404	33,634
Costs of sales:
New units	23,780	17,402	6,378
Rental units	9,328	10,067	(739)
Depreciation of rental equipment	82,849	53,203	29,646
Gross profit	186,507	118,790	67,717
Expenses:
Selling, general and administrative	164,845	100,510	64,335
Other depreciation and amortization	7,726	5,736	1,990
Restructuring costs	7,214	2,124	5,090
Currency losses (gains), net	1,171	(12,769)	13,940
Other (income) expense, net	(5,013)	1,592	(6,605)
Operating income	10,564	21,597	(11,033)
Interest expense	67,321	84,674	(17,353)
Interest income	—	(9,752)	9,752
Loss from continuing operations before income tax	(56,757)	(53,325)	(3,432)
Income tax benefit	(13,572)	(17,770)	4,198
Loss from continuing operations	(43,185)	(35,555)	(7,630)
Income from discontinued operations, net of tax	—	11,123	(11,123)
Net loss	(43,185)	(24,432)	(18,753)
Net loss attributable to non-controlling interest, net of tax	(3,715)	—	(3,715)
Total loss attributable to WillScot	$(39,470)	$(24,432)	$(15,038)

Comparison of Nine Months Ended September 30, 2018 and 2017
Revenue: Total revenue increased $168.4 million, or 51.7%, to $494.0 million for the nine months ended September 30, 2018 from $325.6 million for the nine months ended September 30, 2017. The increase was primarily the result of a 56.4% increase in leasing and services revenue driven by improved pricing and volumes. Average modular space monthly rental rates increased 4.7% for the nine months ended September 30, 2018, and average modular space units on rent increased 20,047 units, or 49.3%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units for Acton, Tyson, and ModSpace. Improved volumes were driven by units acquired as part of the Acton, Tyson, and ModSpace acquisitions and organic unit on rent growth, as well as increased modular delivery and installation revenues on the combined rental fleet of 56.8%. The increase in leasing and services revenues was further complemented by an increase of $9.1 million, or 37.1% in new unit sales as compared to the same period in 2017 primarily driven by a single large sale project in the third quarter within the US. These increases were partially offset by a reduction in rental unit sales of $1.4 million, or 8.1% in rental unit sales as compared to the same period in 2017.
On a pro-forma basis, including results of WillScot, Acton, Tyson, and ModSpace for all periods presented, total revenues increased $67.3 million, or 9.1%, year-over-year for the nine months ended September 30, 2018. Increases were driven by core leasing and services revenues as a result a of a 10.6% increase in average modular space monthly rental rates and a 0.7% increase in average modular space units of rent, and due to increased new sales.
Total average units on rent for the nine months ended September 30, 2018 and 2017 were 75,079 and 53,279, respectively. The increase was due to units acquired as part of the Acton, Tyson, and ModSpace acquisitions and organic improvements in modular space average units on rent, with modular space average units on rent increased by 20,047 units, or 49.3% for the nine months ended September 30, 2018. Modular space average monthly rental rates increased 4.7% for the nine months ended September 30, 2018. Portable storage average units on rent increasing by 1,753 units, or 13.9% for the nine months ended September 30, 2018. Average portable storage monthly rental rates increased 7.9% for the nine months ended September 30, 2018. The average modular space unit utilization rate during the nine months ended September 30, 2018 was 70.1%, as compared to 69.8% during the same period in 2017. The increase in average modular space utilization rate was driven by improvement in the modular space average units on rent in the Modular - Other North America business segment. The average portable storage unit utilization rate during the nine months ended September 30, 2018 was 68.3%, as compared to 71.4% during the same period in 2017. The decrease in average portable storage utilization rate was driven by organic declines in the number of portable storage average units on rent in the Modular - US segment.
Gross Profit: Our gross profit percentage was 38.8% and 36.4% for the nine months ended September 30, 2018 and 2017, respectively. Our gross profit percentage, excluding the effects of depreciation, was 55.0% and 53.0% for the nine months ended September 30, 2018 and 2017, respectively.
Gross profit increased $67.7 million, or 57.0%, to $186.5 million for the nine months ended September 30, 2018 from $118.8 million for the nine months ended September 30, 2017. The increase in gross profit is a result of a $95.3 million increase in modular leasing gross profit and increased new unit and rental unit gross profit of $2.0 million. Increases in modular leasing and services gross profit were primarily as a result of increased revenues due to additional units on rent as a result of recent acquisitions as well as increased margins due to favorable average monthly rental rates on modular space units. These increases were partially offset by increased depreciation of $29.6 million as a result of additional rental equipment acquired as part of the Acton, Tyson, and ModSpace acquisitions, as well as continued capital investment in our existing rental equipment.
Selling, General and Administrative: SG&A expenses increased $64.3 million, or 64.0%, to $164.8 million for the nine months ended September 30, 2018, compared to $100.5 million for the nine months ended September 30, 2017. $25.8 million of the SG&A expenses increase was driven by discrete items including increased transaction costs of $8.7 million related to the ModSpace acquisition and increased integration costs of $14.9 million related to the Acton and ModSpace integrations. Additionally, stock compensation expense increased by $2.2 million due to grants of stock options, RSAs and RSUs to certain employees in the first quarter of 2018. The remaining increases of $38.5 million are primarily related to $8.6 million of increased public company costs including outside professional fees, and increased headcount, occupancy, and other SG&A cost increases as a result of operating a larger operation as a result of our recent acquisitions and our expanded employee base and branch network. We estimate cost synergies of approximately $3.9 million related to the Acton and Tyson acquisitions have been realized year to date as of the third quarter and our integration plans remain on track. Effective November 1, 2018, we began delivering all units acquired from ModSpace under a combined operating and information technology platform. Exit activities for redundant branch locations, such as preparing units and materials for transport to other locations remain on schedule. These activities are expected to continue through 2019 and we expect additional cost savings as we execute the established integration plans for Acton and ModSpace. These increases were partially offset by a reduction of $15.7 million in corporate & other related to Algeco Group costs no longer included in our operations.
Other Depreciation and Amortization: Other depreciation and amortization increased $2.0 million, or 35.1%, to $7.7 million for the nine months ended September 30, 2018, compared to $5.7 million for the nine months ended September 30, 2017. The increase was driven primarily by depreciation on property, plant and equipment acquired as part of the Acton and ModSpace acquisitions in the first and third quarters, respectively.
Restructuring Costs: Restructuring costs were $7.2 million for the nine months ended September 30, 2018 as compared to $2.1 million for the nine months ended September 30, 2017. The 2018 restructuring charges relate primarily to employee termination and lease breakage costs related to the Acton and ModSpace acquisitions and integrations. The 2017 restructuring charges relate primarily to the Algeco Group corporate function and consist of employee termination costs.
Currency Losses (Gains), net: Currency losses (gains), net decreased by $14.0 million to a $1.2 million loss for the nine months ended September 30, 2018 compared to a $12.8 million gain for the nine months ended September 30, 2017. The decrease in currency losses (gains) was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency. The majority of the intercompany receivables and payables contributing to these gains and losses were settled concurrently with the Carve-Out Transaction and Business Combination.
Other (Income) Expense, net: Other (income) expense, net was $5.0 million of income for the nine months ended September 30, 2018 and $1.6 million of other expense for the nine months ended September 30, 2017. The decrease in other (income) expense was driven by income from insurance proceeds related to assets damaged during Hurricane Harvey which contributed $4.8 million to other (income) expense, net, for the nine months ended September 30, 2018.
Interest Expense: Interest expense decreased $17.4 million, or 20.5%, to $67.3 million for the nine months ended September 30, 2018 from $84.7 million for the nine months ended September 30, 2017. Upon consummation of the Business Combination in November 2017, we issued the 2022 Secured Notes and entered into the ABL Facility to fund our operations as a stand-alone company. In the third quarter as part of financing the ModSpace acquisition, we upsized our ABL Facility to $1.425 billion, issued the 2023 Secured Notes, and issued the Unsecured Notes. In connection with the ModSpace acquisition, the Company incurred bridge financing fees and upfront commitment fees of $20.5 million in the third quarter, which are not expected to reoccur.
The majority of the interest costs incurred during the nine months ended September 30, 2017 relate to the previous debt structure of the Company as part of the Algeco Group. The decrease in interest expense is driven by our lower average debt balance in 2018 under our new debt structure as compared to the Algeco Group debt structure in place in 2017, partially offset by bridge financing and upfront commitment fees of $20.5 million incurred in connection with the ModSpace acquisition. See Note 7 to the condensed consolidated financial statements for further discussion of our debt, and the additional debt incurred during the third quarter as part of financing the ModSpace acquisition, which we expect will increase our interest expense in future periods.
Interest Income: Interest income decreased $9.8 million, or 100.0%, to zero for the nine months ended September 30, 2018 from $9.8 million for the nine months ended September 30, 2017. This decrease is due to the decrease in the principal balance of notes due from affiliates, which were settled upon consummation of the Business Combination in November 2017.
Income Tax Benefit: Income tax benefit decreased $4.2 million to $13.6 million for the nine months ended September 30, 2018 compared to $17.8 million for the nine months ended September 30, 2017. The decrease in income tax benefit was mainly due to a lower statutory income tax rate in the US partially offset by discrete tax benefits recorded at September 30, 2018 as compared to September 30, 2017.

Business Segment Results
Our principal line of business is modular leasing and sales. The Company formerly operated a Remote Accommodations Business, which was considered a single reportable segment. The Remote Accommodations Business was transferred to another entity included in the Algeco Group in connection with the Business Combination in November 2017 and is no longer a part of our business. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico. The Acton and Tyson acquisitions are both included in the Modular - US segment, and ModSpace is included in both Modular segments as ModSpace operated in the United States and Canada. Corporate and other represents primarily SG&A related to the Algeco Group’s corporate costs, which were not incurred by WillScot in 2018.
The following tables and discussion summarize our reportable segment financial information for the three and nine months ended September 30, 2018 and 2017. Future changes to our organizational structure may result in changes to the segments disclosed.

Comparison of Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30, 2018
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$197,625	$21,299	$218,924
Gross profit	$73,007	$7,939	$80,946
Adjusted EBITDA	$58,454	$6,164	$64,618
Capital expenditures for rental equipment	$43,007	$3,735	$46,742
Modular space units on rent (average during the period)	67,978	7,435	75,413
Average modular space utilization rate	73.8%	57.3%	71.8%
Average modular space monthly rental rate	$559	$587	$561
Portable storage units on rent (average during the period)	15,373	408	15,781
Average portable storage utilization rate	68.3%	56.4%	68.0%
Average portable storage monthly rental rate	$120	$101	$120

	Three Months Ended September 30, 2017
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenue	$103,678	$12,723	$(239)	$116,162
Gross profit	$37,766	$3,744	$(241)	$41,269
Adjusted EBITDA	$29,177	$2,961	$(2,753)	$29,385
Capital expenditures for rental equipment	$24,147	$1,361	$—	$25,508
Modular space units on rent (average during the period)	36,183	5,281	—	41,464
Average modular space utilization rate	74.7%	54.1%	—%	71.3%
Average modular space monthly rental rate	$542	$536	$—	$541
Portable storage units on rent (average during the period)	11,894	347	—	12,241
Average portable storage utilization rate	70.6%	51.9%	—%	69.8%
Average portable storage monthly rental rate	$117	$123	$—	$117
Modular - US Segment
Revenue: Total revenue increased $93.9 million, or 90.5%, to $197.6 million for the three months ended September 30, 2018 from $103.7 million for the three months ended September 30, 2017. Modular leasing revenue increased $61.4 million, or 92.2%, driven by improved pricing and volumes. Average modular space monthly rental rates increased 3.1% for the three months ended September 30, 2018, and average modular space units on rent increased 31,795 units, or 87.9%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. Improved volumes were driven by units acquired as part of the Acton, Tyson, and ModSpace acquisitions, as well as increased modular delivery and installation revenues on the combined rental fleet of 89.1%. The increases in leasing and services revenue were complemented by increases in sales revenues. New unit sales revenue increased $10.1 million, or 111.0% and rental unit sales revenue increased $2.7 million, or 45.8%. The increase year-over-year in new sales was primarily driven by a single large sale project. Increases in rental unit sales was primarily a result of the ModSpace acquisition and our larger post-acquisition fleet size.
On a pro-forma basis, including results of the WillScot, Acton, Tyson, and ModSpace for all periods presented, pricing improvement continued in the third quarter, with increases in pro-forma average modular space monthly rental rates of $65, or 13.4% for the three months ended September 30, 2018. Modular space units on rent increased 0.1% on a pro-forma basis to 86,953 and pro-forma utilization for our modular space units increased to 74.9%, up 320 bps from 71.8% for the three months ended September 30, 2017.
Gross Profit: Gross profit increased $35.2 million, or 93.1%, to $73.0 million for the three months ended September 30, 2018 from $37.8 million for the three months ended September 30, 2017. The increase in gross profit was driven by higher modular leasing and service revenues driven both by organic growth and through the Acton, Tyson and ModSpace acquisitions. The increase in gross profit from modular leasing and sales revenues was partially offset by an $16.0 million increase in depreciation of rental equipment primarily related to acquired units in the Acton, Tyson, and ModSpace acquisitions for the three months ended September 30, 2018.

Adjusted EBITDA: Adjusted EBITDA increased $29.2 million, or 100.0%, to $58.4 million for the three months ended September 30, 2018 from $29.2 million for the three months ended September 30, 2017. The increase was driven by higher modular leasing and services gross profits discussed above, partially offset by increases in SG&A, excluding discrete items, of $15.5 million, of which $2.4 million represents public company costs including outside professional fees. The majority of the remaining increase was driven by increased headcount, occupancy, and other SG&A cost increases as a result of operating a larger operation as a result of our recent acquisitions and our expanded employee base and branch network.
Capital Expenditures for Rental Equipment: Capital expenditures increased $18.9 million, or 78.4%, to $43.0 million for the three months ended September 30, 2018 from $24.1 million for the three months ended September 30, 2017. Net capital expenditures also increased $16.2 million, or 89.0%, to $34.4 million. The increases for both were driven by increased spend for refurbishments, new fleet, and VAPS to drive revenue growth and for maintenance of a larger fleet following our Acton, Tyson, and ModSpace acquisitions.
Modular - Other North America Segment
Revenue: Total revenue increased $8.6 million, or 67.7%, to $21.3 million for the three months ended September 30, 2018 from $12.7 million for the three months ended September 30, 2017. Modular leasing revenue increased $4.8 million, or 53.9%, driven by improved pricing and volumes in the quarter. Average modular space monthly rental rates increased 9.5% and average modular space units on rent increased by 2,154 units, or 40.8% for the period, resulting in a higher modular space utilization which increased by 320 bps. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, further lifted by the average modular space monthly rental rates on acquired ModSpace units in Canada. Improved volumes were driven by units acquired as part of the ModSpace acquisition. Modular delivery and installation revenues increased $2.4 million, or 96.0%, new unit sales revenue increased $1.2 million, or 240.0%, and rental unit sales revenue increased $0.2 million, or 25.0%, all of which were primarily driven by the ModSpace acquisition.
On a pro-forma basis, including results of the WillScot and ModSpace for all periods presented, pricing improvement continued in the third quarter, with increases in pro-forma average modular space monthly rental rates of $5, or 0.9% for the three months ended September 30, 2018. Modular space units on rent decreased 3.6% on a pro-forma basis however, to 9,607 and pro-forma utilization for our modular space units decreased to 56.8%, down 110 bps from 57.9% for the three months ended September 30, 2017.
Gross Profit: Gross profit increased $4.2 million, or 113.5%, to $7.9 million for the three months ended September 30, 2018 from $3.7 million for the three months ended September 30, 2017. The effects of favorable foreign currency movements increased gross profit by $0.2 million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, was driven primarily by increased leasing and services revenues. Higher modular volumes and pricing were complemented by higher modular delivery and installation margins. These were slightly offset by increased depreciation of rental equipment of $0.5 million for three months ended September 30, 2018.
Adjusted EBITDA: Adjusted EBITDA increased $3.2 million, or 106.7%, to $6.2 million for the three months ended September 30, 2018 from $3.0 million for the three months ended September 30, 2017. This increase was driven by increased leasing and services gross profit as a result of increased modular space volumes and average monthly rental rates, partially offset by increased SG&A of $1.7 million, also driven by the ModSpace acquisition.
Capital Expenditures for Rental Equipment: Capital expenditures increased $2.3 million, or 164.3%, to $3.7 million for the three months ended September 30, 2018 from $1.4 million for the three months ended September 30, 2017. Net capital expenditures also increased $2.1 million, or 350.0%, to $2.7 million. The increases for both were driven by increased spend for refurbishments, new fleet, and VAPS to drive revenue growth and for maintenance of a larger fleet following the ModSpace acquisitions.
Corporate and Other
Gross Profit: The Corporate and other adjustments to revenue and gross profit pertain to the elimination of intercompany leasing transactions between the business segments.
Adjusted EBITDA: Corporate and other costs and eliminations to consolidated Adjusted EBITDA were a loss of $2.8 million for the three months ended September 30, 2017, compared to no costs for the three months ended September 30, 2018. In 2017, Corporate and other represented primarily SG&A costs related to the Algeco Group’s corporate costs, which were not incurred by the Company in 2018.

Comparison of Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30, 2018
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$444,525	$49,483	$494,008
Gross profit	$169,556	$16,951	$186,507
Adjusted EBITDA	$129,170	$12,856	$142,026
Capital expenditures for rental equipment	$104,462	$7,043	$111,505
Modular space units on rent (average during the period)	54,592	6,144	60,736
Average modular space utilization rate	71.9%	57.1%	70.1%
Average modular space monthly rental rate	$553	$568	$555
Portable storage units on rent (average during the period)	13,964	379	14,343
Average portable storage utilization rate	68.6%	56.5%	68.3%
Average portable storage monthly rental rate	$124	$111	$123

	Nine Months Ended September 30, 2017
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate & Other	Total
Revenue	$289,302	$36,792	$(534)	$325,560
Gross profit	$107,535	$11,779	$(524)	$118,790
Adjusted EBITDA	$79,189	$8,586	$(10,197)	$77,578
Capital expenditures for rental equipment	$72,105	$3,705	$—	$75,810
Modular space units on rent (average during the period)	35,679	5,010	—	40,689
Average modular space utilization rate	73.6%	51.1%	—%	69.8%
Average modular space monthly rental rate	$530	$532	$—	$530
Portable storage units on rent (average during the period)	12,238	352	—	12,590
Average portable storage utilization rate	72.2%	52.1%	—%	71.4%
Average portable storage monthly rental rate	$114	$117	$—	$114
Modular - US Segment
Revenue: Total revenue increased $155.2 million, or 53.6%, to $444.5 million for the nine months ended September 30, 2018 from $289.3 million for the nine months ended September 30, 2017. Modular leasing revenue increased $114.2 million, or 59.3%, driven by improved pricing and volumes. Average modular space monthly rental rates increased 4.3% for the nine months ended September 30, 2018, and average modular space units on rent increased 18,913 units, or 53.0%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. Improved volumes were driven by units acquired as part of the Acton, Tyson, and ModSpace acquisitions and organic unit on rent growth, as well as increased modular delivery and installation revenues on the combined rental fleet of 54.0%. The increases in leasing and services revenue were further complemented by increases in sales revenues. New unit sales revenue increased $8.6 million, or 39.8% and rental unit sales revenue decreased slightly by $0.3 million, or 2.1%. The increase year-over-year in new sales was primarily driven by a single large sale project in the third quarter.
On a pro-forma basis, including results of the WillScot, Acton, Tyson, and ModSpace for all periods presented, pricing improvement continued in the third quarter, with increases in pro-forma average modular space monthly rental rates of $56, or 11.9% for the nine months ended September 30, 2018. Modular space units on rent increased 787 units, or 0.9% on a pro-forma basis to 85,867 and pro-forma utilization for our modular space units increased to 74.7%, up 380 bps from 70.9% for the nine months ended September 30, 2018.
Gross Profit: Gross profit increased $62.0 million, or 57.7%, to $169.5 million for the nine months ended September 30, 2018 from $107.5 million for the nine months ended September 30, 2017. The increase in gross profit was driven by higher modular leasing and service revenues driven both by organic growth and through the Acton, Tyson, and ModSpace acquisitions. The increases in gross profit from modular leasing and service revenues were partially offset by a $28.6 million increase in depreciation of rental equipment for the nine months ended September 30, 2018 as a result of continued capital investment in our fleet, including additional depreciation related to the Acton, Tyson, and ModSpace acquisitions.

Adjusted EBITDA: Adjusted EBITDA increased $49.9 million, or 63.0%, to $129.1 million for the nine months ended September 30, 2018 from $79.2 million for the nine months ended September 30, 2017. The increase was driven by higher modular leasing and services gross profits discussed above, as well as a gain recognized from the receipt of insurance proceeds related to assets damaged during Hurricane Harvey of $4.8 million for the nine months ended September 30, 2018. These increases were partially offset by increases in SG&A, excluding discrete items, of $24.7 million, of which $8.6 million represents public company costs including outside professional fees. The majority of the remaining increase was driven by increased headcount, occupancy, and other SG&A cost increases as a result of operating a larger operation as a result of our recent acquisitions and our expanded employee base and branch network.
Capital Expenditures for Rental Equipment: Capital expenditures increased $32.4 million, or 44.9%, to $104.5 million for the nine months ended September 30, 2018 from $72.1 million for the nine months ended September 30, 2017. Net capital expenditures increased $27.0 million, or 47.0%, to $84.5 million. The increases for both were driven by increased spend for refurbishments, new fleet, and VAPS to drive modular space unit on rent and revenue growth, and maintenance of a larger fleet following our recent acquisitions.
Modular - Other North America Segment
Revenue: Total revenue increased $12.8 million, or 34.8%, to $49.6 million for the nine months ended September 30, 2018 from $36.8 million for the nine months ended September 30, 2017. Modular leasing revenue increased $8.2 million, or 32.7%, driven by improved pricing and volumes. Average modular space monthly rental rates increased 6.8% and average modular space units on rent increased by 1,134 units, or 22.6% for the period driven by organic unit on rent growth as well as due to the ModSpace acquisition in the third quarter. Both of these resulted in a higher modular space utilization which increased by 600 bps. Modular delivery and installation revenues increased $5.2 million, or 85.2%, due primarily to a large camp installation during the second quarter and due to increased deliveries and returns as a result of the ModSpace acquisition. New unit sales revenue increased $0.5 million, or 17.2% and rental unit sales revenue decreased $1.1 million, or 40.7% associated with decreased sale opportunities.
On a pro-forma basis, including results of the WillScot and ModSpace for all periods presented, pricing improvement continued, with increases in pro-forma average modular space monthly rental rates of $4, or 0.7% for the nine months ended September 30, 2018, however, pro-forma average modular space units on rent decreased 151 units, or 1.6%. Pro-forma utilization for our modular space units was essentially flat in the period at 56.6%.
Gross Profit: Gross profit increased $5.2 million, or 44.1%, to $17.0 million for the nine months ended September 30, 2018 from $11.8 million for the nine months ended September 30, 2017.The effects of favorable foreign currency movements increased gross profit by $0.5million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, was driven primarily by higher leasing and services gross profits partially offset by lower rental unit sales as well as increased depreciation of rental equipment of $1.0 million, or 10.9%.
Adjusted EBITDA: Adjusted EBITDA increased $4.3 million, or 50.0%, to $12.9 million for the nine months ended September 30, 2018 from $8.6 million for the nine months ended September 30, 2017. This increase was driven by improved leasing and services gross profit, partially offset by increased SG&A of $2.2 million, or 17.7%.
Capital Expenditures for Rental Equipment: Capital expenditures increased $3.3 million, or 89.2%, to $7.0 million for the nine months ended September 30, 2018 from $3.7 million for the nine months ended September 30, 2017. Net capital expenditures increased $4.4 million to $5.4 million. The increases for both were driven primarily by investments in refurbishments of existing lease fleet and VAPS. A reduction in rental unit sales drove the remaining increase to net capital expenditures.
Corporate and Other
Gross Profit: The Corporate and other adjustments to revenue and gross profit pertain to the elimination of intercompany leasing transactions between the business segments.
Adjusted EBITDA: Corporate and other costs and eliminations to consolidated Adjusted EBITDA were a loss of $10.2 million for the nine months ended September 30, 2017, compared to no costs for the nine months ended September 30, 2018. In 2017, Corporate and other represented primarily SG&A costs related to the Algeco Group’s corporate costs, which were not incurred by the Company in 2018.

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
• Restructuring costs associated with restructuring plans designed to streamline operations and reduce costs including employee and lease termination costs.
• Costs to integrate acquired companies, including outside professional fees, fleet relocation expenses, employee training costs, and other costs.
• Non-cash charges for stock compensation plans.
• Other expense includes consulting expenses related to certain one-time projects, financing costs not classified as interest expense and gains and losses on disposals of property, plant, and equipment.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider the measure in isolation or as a substitute for net income (loss), cash flow from operations or other methods of analyzing WillScot’s results as reported under GAAP. Some of these limitations are:
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

Adjusted EBITDA
Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following table provides an unaudited reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(36,729)	$(8,357)	$(43,185)	$(24,432)
Income from discontinued operations, net of tax	—	5,078	—	11,123
Loss from continuing operations	(36,729)	(13,435)	(43,185)	(35,555)
Income tax benefit	(6,507)	(7,632)	(13,572)	(17,770)
Loss from continuing operations before income tax	(43,236)	(21,067)	(56,757)	(53,325)
Interest expense, net (a)	43,447	26,447	67,321	74,922
Depreciation and amortization	39,254	20,914	90,575	58,939
Currency (gains) losses, net	(425)	(4,270)	1,171	(12,769)
Restructuring costs	6,137	1,156	7,214	2,124
Transaction costs	10,672	5,233	14,790	6,095
Integration costs	7,453	—	14,868	—
Stock compensation expense	1,050	—	2,225	—
Other expense	266	972	619	1,592
Adjusted EBITDA	$64,618	$29,385	$142,026	$77,578

(a) Interest expense for the three and nine months ended September 30, 2018 includes $20.5 million of bridge financing fees and commitment fees related to the ModSpace acquisition.
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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Gross profit	$80,946	$41,269	$186,507	$118,790
Depreciation of rental equipment	35,534	19,009	82,849	53,203
Adjusted Gross Profit	$116,480	$60,278	$269,356	$171,993

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

The following table provides an unaudited reconciliation of purchase of rental equipment to Net Capital Expenditures for Rental Equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Total purchase of rental equipment and refurbishments	$(46,742)	$(28,053)	$(111,505)	$(82,276)
Total purchases of rental equipment from discontinued operations	—	(2,545)	—	(6,466)
Total purchases of rental equipment from continuing operations	$(46,742)	$(25,508)	$(111,505)	$(75,810)
Total proceeds from sale of rental equipment	$9,560	8,128	$21,593	$18,750
Total proceeds from sale of rental equipment from discontinued operations	—	(1,522)	—	(1,522)
Total proceeds from sale of rental equipment from continuing operations	$9,560	$6,606	$21,593	$17,228
Net Capital Expenditures for Rental Equipment	$(37,182)	$(18,902)	$(89,912)	$(58,582)

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

The following tables provide unaudited reconciliations of Net (loss) income to Adjusted EBITDA less Net CAPEX on a segment basis for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Consolidated
Net (loss) income	$(44,519)	$1,283	$6,507	$(36,729)
Income from discontinued operations, net of tax	—	—	—	—
(Loss) income from continuing operations	(44,519)	1,283	6,507	(36,729)
Income tax benefit(a)	—	—	(6,507)	(6,507)
(Loss) income from continuing operations before income tax	(44,519)	1,283	—	(43,236)
Interest expense, net	42,831	616	—	43,447
Operating (loss) income	(1,688)	1,899	—	211
Depreciation and amortization	35,105	4,149	—	39,254
EBITDA	33,417	6,048	—	39,465
Currency gains, net	(112)	(313)	—	(425)
Restructuring costs	5,895	242	—	6,137
Transaction costs	10,490	182	—	10,672
Integration costs	7,443	10	—	7,453
Stock compensation expense	1,050	—	—	1,050
Other expense (income)	271	(5)	—	266
Adjusted EBITDA	58,454	6,164	—	64,618
Less:
Rental unit sales	8,595	972	—	9,567
Rental unit cost of sales	5,025	725	—	5,750
Gross profit on rental unit sales	3,570	247	—	3,817
Gain on insurance proceeds	—	—	—	—
Less:
Total capital expenditures	44,412	3,804	—	48,216
Proceeds from rental unit sales	8,588	972	—	9,560
Net Capital Expenditures	35,824	2,832	—	38,656
Adjusted EBITDA less Net CAPEX	$19,060	$3,085	$—	$22,145

	Three Months Ended September 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Consolidated
Net loss	$(1,070)	$(1,684)	$(5,603)	$(8,357)
Income from discontinued operations, net of tax(b)	—	—	5,078	5,078
Loss from continuing operations	(1,070)	(1,684)	(10,681)	(13,435)
Income tax benefit(a)	—	—	(7,632)	(7,632)
Loss from continuing operations before income tax	(1,070)	(1,684)	(18,313)	(21,067)
Interest expense, net	16,790	1,134	8,523	26,447
Operating income (loss)	15,720	(550)	(9,790)	5,380
Depreciation and amortization	16,974	3,597	343	20,914
EBITDA	32,694	3,047	(9,447)	26,294
Currency gains, net	(3,834)	(104)	(332)	(4,270)
Restructuring costs	247	17	892	1,156
Transaction costs	69	—	5,164	5,233
Other expense	1	1	970	972
Adjusted EBITDA	29,177	2,961	(2,753)	29,385
Less:
Rental unit sales	5,922	765	(81)	6,606
Rental unit cost of sales	3,204	580	—	3,784
Gross profit (loss) on rental unit sales	2,718	185	(81)	2,822
Less:
Total capital expenditures(b)	24,896	1,437	2,643	28,976
Total capital expenditures from discontinued operations	—	—	(2,643)	(2,643)
Total capital expenditures from continuing operations	24,896	1,437	—	26,333
Proceeds from rental unit sales	5,922	765	1,441	8,128
Proceeds from rental unit sales from discontinued operations	—	—	1,522	1,522
Proceeds from rental unit sales from continuing operations	5,922	765	(81)	6,606
Net Capital Expenditures	18,974	672	81	19,727
Adjusted EBITDA less Net CAPEX	$7,485	$2,104	$(2,753)	$6,836

	Nine Months Ended September 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Consolidated
Net (loss) income	$(55,360)	$(1,397)	$13,572	$(43,185)
Income from discontinued operations, net of tax	—	—	—	—
(Loss) income from continuing operations	(55,360)	(1,397)	13,572	(43,185)
Income tax benefit(a)	—	—	(13,572)	(13,572)
Loss from continuing operations before income tax	(55,360)	(1,397)	—	(56,757)
Interest expense, net	65,654	1,667	—	67,321
Operating income	10,294	270	—	10,564
Depreciation and amortization	79,568	11,007	—	90,575
EBITDA	89,862	11,277	—	101,139
Currency losses, net	159	1,012	—	1,171
Restructuring costs	6,962	252	—	7,214
Transaction costs	14,539	251	—	14,790
Integration costs	14,858	10	—	14,868
Stock compensation expense	2,225	—	—	2,225
Other expense	565	54	—	619
Adjusted EBITDA	129,170	12,856	—	142,026
Less:
Rental unit sales	14,258	1,555	—	15,813
Rental unit cost of sales	8,218	1,110	—	9,328
Gross profit on rental unit sales	6,040	445	—	6,485
Gain on insurance proceeds	4,765	—	—	4,765
Less:
Total capital expenditures	107,359	7,236	—	114,595
Proceeds from rental unit sales	20,038	1,555	—	21,593
Net Capital Expenditures	87,321	5,681	—	93,002
Adjusted EBITDA less Net CAPEX	$31,044	$6,730	$—	$37,774

	Nine Months Ended September 30, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate & Other	Consolidated
Net loss	$(6,280)	$(4,142)	$(14,010)	$(24,432)
Income from discontinued operations, net of tax(b)	—	—	11,123	11,123
Loss from continuing operations	(6,280)	(4,142)	(25,133)	(35,555)
Income tax benefit(a)	—	—	(17,770)	(17,770)
Loss from continuing operations before income tax	(6,280)	(4,142)	(42,903)	(53,325)
Interest expense, net	48,302	3,350	23,270	74,922
Operating income (loss)	42,022	(792)	(19,633)	21,597
Depreciation and amortization	47,967	9,928	1,044	58,939
EBITDA	89,989	9,136	(18,589)	80,536
Currency gains, net	(11,233)	(585)	(951)	(12,769)
Restructuring costs	247	17	1,860	2,124
Transaction costs	115	—	5,980	6,095
Other expense	71	18	1,503	1,592
Adjusted EBITDA	79,189	8,586	(10,197)	77,578
Less:
Rental unit sales	14,634	2,675	(81)	17,228
Rental unit cost of sales	8,240	1,827	—	10,067
Gross profit on rental unit sales	6,394	848	(81)	7,161
Less:
Total capital expenditures(b)	74,498	3,860	6,856	85,214
Total capital expenditures from discontinued operations	—	—	(6,855)	(6,855)
Total capital expenditures from continuing operations	74,498	3,860	1	78,359
Proceeds from rental unit sales	14,634	2,675	1,441	18,750
Proceeds from rental unit sales from discontinued operations	—	—	1,522	1,522
Proceeds from rental unit sales from continuing operations	14,634	2,675	(81)	17,228
Net Capital Expenditures	59,864	1,185	82	61,131
Adjusted EBITDA less Net CAPEX	$12,931	$6,553	$(10,198)	$9,286

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

Liquidity and Capital Resources
Overview
WillScot is a holding company that derives all of its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, credit facilities and sales of equity and debt securities. We believe that our liquidity sources and operating cash flows are sufficient to address our future operating, debt service and capital requirements.
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

In July and August 2018, the Company entered into three amendments (the "ABL Amendments") to the ABL Facility that, among other things, (i) permitted the ModSpace acquisition and the Company’s financing thereof, (ii) increased the ABL Facility limit to $1.425 billion in the aggregate, with an accordion feature allowing up to $1.8 billion of capacity, and (iii) increased certain thresholds, basket sizes and default and notice triggers to account for the Company’s increased scale following the ModSpace Acquisition.
Borrowings under the ABL Facility, at the Borrower’s option, bear interest at either an adjusted LIBOR or a base rate, in each case, plus an applicable margin. At inception of the ABL Facility until March 31, 2018, the applicable margin was fixed at 2.50% for LIBOR borrowings and 1.50% for base rate borrowings. Commencing on March 31, 2018, the applicable margins are subject to one step-down of 0.25% or one step-up of 0.25%, based on excess availability levels with respect to the ABL Facility. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of between 0.375% and 0.5% per annum. At September 30, 2018, the weighted average interest rate for borrowings under the ABL Facility was 4.65%.
The ABL Facility requires the Borrowers to maintain a (i) minimum interest coverage ratio of 2.00:1.00 and (ii) maximum total net leverage ratio of 5.50:1.00, in each case, at any time when the excess availability under the amended ABL Facility is less than the greater of (a) $135.0 million and (b) an amount equal to 10% of the Line Cap.
At September 30, 2018, the Borrowers had $552.9 million of available borrowing capacity under the ABL Facility, including $414.5 million under the US ABL Facility and $138.4 million under the Canadian ABL Facility.
2022 Senior Secured Notes
On November, 29, 2017, WSII issued the 2022 Secured Notes with a $300.0 million aggregate principal amount that bear interest at 7.875% and mature on December 15, 2022. The net proceeds, along with other funding obtained in connection with the Business Combination, were used to repay $669.5 million outstanding under WSII’s former credit facility, to repay $226.3 million of notes due to affiliates and related accrued interest, and to pay $125.7 million of the cash consideration paid for 100% of the outstanding equity of WSII. Interest on the 2022 Secured Notes is payable semi-annually on June 15 and December 15 beginning June 15, 2018.
2023 Senior Secured Notes
On August 6, 2018, a special purpose subsidiary of WSII completed a private offering of $300.0 million in aggregate principal amount of its 6.875% senior secured notes due August 15, 2023. The issuer entered into an indenture dated August 6, 2018 with Deutsche Bank Trust Company Americas, as trustee, which governs the terms of the 2023 Secured Notes. In connection with the ModSpace acquisition, the issuer merged with and into WSII and WSII assumed the 2023 Secured Notes. Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019. The net proceeds were used to fund the ModSpace acquisition.
2023 Senior Unsecured Notes
On August 3, 2018, a special purpose subsidiary of WSII completed a private offering of $200.0 million in aggregate principal amount of its senior unsecured notes due November 15, 2023 (the “Unsecured Notes”). The issuer entered into an indenture with Deutsche Bank Trust Company Americas, as trustee (the “Unsecured Notes Indenture”), which governs the terms and conditions of the Unsecured Notes. In connection with the ModSpace acquisition, the issuer merged with and into WSII and WSII assumed the Unsecured Notes.
The Unsecured Notes bear interest at a rate of 10% per annum if paid in cash (or if paid in kind, 11.5% per annum) for any interest period ending on or before February 15, 2021, and thereafter are payable solely in cash at an increased rate per annum of 12.5%. Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019. The net proceeds were used to fund the ModSpace acquisition.
Cash Flow Comparison of the Nine Months Ended September 30, 2018 and 2017
The following summarizes our cash flows for the periods presented on an actual currency basis:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash from operating activities	$15,580	$46,901
Net cash from investing activities	(1,176,468)	(134,235)
Net cash from financing activities	1,161,406	91,677
Effect of exchange rate changes on cash and cash equivalents	68	311
Net change in cash and cash equivalents	$586	$4,654
The cash flow data for the nine months ended September 30, 2017 includes the activity of the Remote Accommodations Business, which is no longer a part of the company following the Carve-out Transaction, and is presented as discontinued operations in the condensed consolidated financial statements.

Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2018 was $15.6 million as compared to $46.9 million for the nine months ended September 30, 2017, a decrease of $31.3 million. The reduction in cash provided by operating activities was predominantly due to higher use of cash to pay down accounts payable and accrued liabilities associated both to transaction expenses incurred for the Business Combination as well as normal operating liabilities. Additionally, the cash flow from operating activities for the nine months ended September 30, 2017 include cash generated from the Remote Accommodations Business which is no longer a part of the Company following the Carve-out Transaction that occurred in the fourth quarter of 2017.
Cash flows from investing activities
Cash used in investing activities for the nine months ended September 30, 2018 was $1,176.5 million as compared to $134.2 million for the nine months ended September 30, 2017, an increase of $1,042.3 million. The increase in cash used in investing activities was principally the result of the acquisitions of Tyson and ModSpace for cash consideration of $24.0 million and $1,060.1 million during 2018. Additionally, cash used for rental equipment expenditures increased $29.2 million driven primarily by strategic investment in refurbishment of existing fleet, purchase of VAPS, and new fleet purchases to maintain and grow units on rent. The increase in cash used was partially offset by a $69.9 million decrease in cash used in lending to affiliates. In 2018, we did not engage in any lending activities as the notes due from affiliates were settled as part of the Business Combination.
Cash flows from financing activities
Cash provided by financing activities for the nine months ended September 30, 2018 was $1,161.4 million as compared to $91.7 million for the nine months ended September 30, 2017, an increase of $1,069.7 million. The increase is primarily driven by the increased borrowings of $300.0 million, $200.0 million, and $579.1 million related to issuance of the 2023 Secured Notes, the issuance of the Unsecured Notes, and additional borrowings on the up-sized ABL Facility to finance the acquisition of ModSpace in the third quarter of 2018. We also received proceeds from the issuance of the Company's Class A common stock of $147.2 million during the third quarter of 2018.
The increase in cash provided by financing activities was partially offset by $75.0 million decrease in borrowings from notes due to affiliates and a $24.2 million increase in the payment of financing costs. The notes due from affiliates were settled in connection with the Business Combination in the fourth quarter of 2017 and were driven by a centralized cash management strategy utilized by the Algeco Group. Payments of financing costs increased in connection with the issuance of the 2023 Secured Notes, the Unsecured Notes, the amendments to the ABL Facility, and the issuance of common stock.

Contractual Obligations
Since the issuance of our 2017 Form 10-K, our contractual obligations increased significantly for the three and nine months ended September 30, 2018. Our contractual obligations have increased in conjunction with the financing transactions related to the ModSpace acquisition. In addition to the existing debt at the acquisition date, the Company incurred $300.0 million of debt for the 2023 Secured Notes, $200.0 million of debt for the Unsecured Notes, and an increase in the ABL balance of $579.1 million as of the date of the ModSpace acquisition, August 15, 2018.

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
Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our 2017 Form 10-K. The US Securities and Exchange Commission (the “SEC”) suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. For the nine months ended September 30, 2018, we have provided an additional disclosure on our stock-based compensation policies as described in Note 12 of this Form 10-Q and regarding our goodwill policy and estimates below. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2017 Form 10-K.
Goodwill
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
On August 15, 2018 the Company completed its acquisition of ModSpace. The Company has performed a preliminary allocation of assets acquired and liabilities assumed as well an allocation of net assets, including goodwill, amongst its reporting units. As of September 30, 2018 the Company has allocated $203.3 million and $32.5 million of goodwill to the US and Canadian reporting units, respectively. For the quarter ended September 30, 2018 the Company completed its interim review for impairment indicators for all reporting units, identifying no events or changes in circumstances that indicate an impairment may have occurred. The Company will perform its annual goodwill impairment test on October 1, 2018. While no indicators of impairment are currently present, due to Company’s historical impairment activity associated with its Canadian reporting unit, it is possible that the annual impairment test may indicate a need to write down the preliminary goodwill balance allocated to the Canadian reporting unit.

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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018, due to the existence of previously reported material weaknesses in our internal control over financial reporting.
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
Remediation Plans
During our third quarter ended September 30, 2018, we continued to implement a remediation plan that addresses the material weaknesses in internal control over financial reporting through the following actions:
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
Changes in Internal Controls
As discussed in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q, the Company completed its acquisitions in December 2017, January 2018 and August 2018, respectively. During the first and second quarters of 2018, we transitioned all of the business processes of Tyson and Acton, respectively, onto our existing platforms. We are continuing to integrate Acton and Tyson into our existing control procedures, but we do not expect changes to significantly affect our internal control over financial reporting. As permitted by interpretive guidance for newly acquired businesses issued by the SEC Staff, management has excluded the internal control over financial reporting of ModSpace from the evaluation of the Company's effectiveness of its disclosure controls and procedures as of September 30, 2018. Since the date of acquisition on August 15, 2018, ModSpace's financial results are included in the Company's condensed consolidated financial statements and constituted approximately $1.3 billion and $1.2 billion of total and net assets, respectively, as of September 30, 2018, and $65.5 million and $4.2 million of net revenues and net income, respectively, for the three months ended September 30, 2018. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of ModSpace. The Company has begun to integrate policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting.
Other than the items discussed above, there were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2018 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. Legal Proceedings
We are involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. These matters involve, among other things, disputes with vendors or customers, personnel and employment matters, and personal injury. We assess these matters on a case-by-case basis as they arise and establish reserves as required.
As of September 30, 2018, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 1A. Risk Factors
As of September 30, 2018, there have been no material updates to our risk factors since those described in our Risk Factor in our Form 10-Q for the period ended June 30, 2018 as filed with the SEC.

ITEM 2. Unregistered Sales of Equity Securities
None.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4.1		Warrant Agreement between WillScot Corporation and Continental Stock Transfer & Trust Company, dated as of August 15, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 16, 2018).
10.1		Registration Rights Agreement between WillScot Corporation and each of the ModSpace Investors defined therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 16, 2018)
10.2		Third Amendment to the ABL Credit Agreement, dated as of July 9, 2018, by and among Williams Scotsman International, Inc. (“WSII”), certain subsidiaries of WSII, Williams Scotsman Holdings Corp. (“Holdings”), the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 16, 2018)
10.3		Supplemental Indenture to be delivered in connection with the escrow merger dated as of August 15, 2018 between William Scotsman International, Inc. and Deutsche Bank Trust Company Americas as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed August 16, 2018)
10.4
Supplemental Indenture to the 6.875% Senior Secured Notes due 2023 dated as of August 15, 2018 between William Scotsman International, Inc. and Deutsche Bank Trust Company Americas as trustee and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed August 16, 2018)

10.5
Supplemental Indenture to the 7.875% Senior Secured Notes due 2022 dated as of August 15, 2018 between William Scotsman International, Inc. and Deutsche Bank Trust Company Americas as trustee and collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed August 16, 2018)

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith
**Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	November 9, 2018		Timothy D. Boswell
Chief Financial Officer (Principal Financial Officer)