Form 10-K
period 2018-12-31
WillScot Corp
filed 2019-03-15
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number: 001-37552

WILLSCOT CORPORATION
(formerly known as Double Eagle Acquisition Corp.)
(Exact name of registrant as specified in its charter)

Delaware	82-3430194
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
901 S. Bond Street, #600
Baltimore, Maryland 21231
(Address of principal executive offices)
(410) 931-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.0001 per share	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant, computed as of June 30, 2018 (the last business day of the registrant’s most recently completed second quarter), was approximately $490,771,670.
Shares of Class A common stock, par value $0.0001 per share, outstanding: 108,508,997 shares at March 5, 2019
Shares of Class B common stock, par value $0.0001 per share, outstanding: 8,024,419 shares at March 5, 2019

Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WILLSCOT CORPORATION
Annual Report on Form 10-K

PART I
ITEM 1. Business
Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to WillScot Corporation ("WillScot") and its subsidiaries.
Our Company
Headquartered in Baltimore, Maryland, we are a market leader in the North America specialty rental services industry. We provide innovative modular space and portable storage solutions to diverse end markets utilizing a branch network of over 120 locations throughout the United States (“US”), Canada and Mexico.
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
WillScot was incorporated as a Cayman Islands exempt company, under the name Double Eagle Acquisition Corporation ("Double Eagle"), on June 26, 2015. Prior to November 29, 2017, Double Eagle was a Nasdaq-listed special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. On November 29, 2017, Double Eagle indirectly acquired Williams Scotsman International, Inc. (“WSII”) from Algeco Scotsman Global S.à r.l., (together with its subsidiaries, the “Algeco Group”), which is majority owned by an investment fund managed by TDR Capital LLP ( "TDR Capital"). As part of the transaction (the “Business Combination”), Double Eagle domesticated to Delaware and changed its name to WillScot Corporation.
WillScot is the holding company for the Williams Scotsman family of companies. All of our assets and operations are owned through Williams Scotsman Holdings Corp. (“WS Holdings”). We operate and own 91.0% of WS Holdings, and Sapphire Holding S.a r.l (“Sapphire”), an affiliate of TDR Capital owns the remaining 9.0%.
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
Modular Space
Panelized and Stackable Offices.  Our FlexTM panelized and stackable offices are the next generation of modular space technology and offer maximum flexibility and design configurations. These units provide a modern, innovative design, smaller footprint, ground level access and interchangeable panels, including all glass panels, that allow customers to configure the space to their precise requirements. These units have the ability to expand upwards (up to three stories) and outwards.
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
Other Modular Space. We offer a range of other specialty products that vary across regions and provide flexibility to serve demands for local markets. Examples include toilet facilities to complement office and classroom units, guard houses, dormitories, and dining facilities.
Portable Storage Products
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
Product Leases
Rental equipment leasing is our core business. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. While the initial lease term is often relatively short, the average actual lease duration of our lease portfolio (including month-to-month renewals) is significantly longer. Currently, our average minimum lease terms at delivery for modular space units and portable storage units are 11 months and 6 months, respectively, while the average duration of our lease portfolio is 30 months, including those leases acquired as part of the Acton and ModSpace acquisitions.
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
As of December 31, 2018, we had approximately 130,000 modular space units and over 26,000 portable storage units, of which 94,223 of our modular space units, or 73%, and 18,161, or 69%, of our portable storage units were on rent.
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
Customers
In 2018, we served over 50,000 customers. We believe that our customers prefer our modular space products over fixed, on-site built space because modular space products are a quick, flexible, and cost-effective solution for temporary or permanent expansion.
For the years ended December 31, 2018, 2017 and 2016, no customer accounted for more than 4% of our total consolidated revenues. For the year ended December 31, 2018, our top ten customers accounted for approximately 5% of our total consolidated revenues, reflecting a low customer concentration risk. We serve 15 discrete end markets and our strategy involves operating standardized rental equipment and "Ready to Work" solutions that can be redeployed across our diversified customer base and branch network. Key customer end-markets include:
Construction and Infrastructure
We provide office and storage space to a broad array of contractors associated with non-residential buildings and non-building infrastructure. Our client portfolio includes many of the largest general contractors and engineering, architecture, procurement, and construction companies in North America, as well as home builders, developers, and subcontractors. Examples include highway, street, bridge and tunnel contractors; water, sewer, communication and power line contractors; and special construction trades, including glass, glazing and demolition. Our construction and infrastructure customer base is characterized by a wide variety of contractors that are associated with original construction as well as capital improvements in the private, institutional and municipal arenas.
Commercial and Industrial
Our customers use our products as their primary office or retail space, to expand their existing commercial workspace, to increase their storage capabilities, and as temporary space for festivals, sporting, and other events. Customers in this category span a variety of industries ranging from agriculture, forestry & fishing; arts, media, hotels & entertainment; chemicals and other manufacturing; professional services; and retail & wholesale trade, including fast food and retail, as well as commercial offices, warehousing and other industrial end-markets.
Energy and Natural Resources
Our products are leased to companies involved in up- mid- and down-stream oil and gas, electricity generation and transmission, utilities, mining exploration and extraction, and other related sectors.
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
Government
Government customers consist of national, state, provincial and local public sector organizations. Modular space and portable storage solutions are particularly attractive to focused niches such as small municipal buildings, prisons and jails, courthouses, military installations, national security buildings and offices during building modernization, as well as disaster relief.

Competitive Strengths
We believe that the following competitive strengths have been instrumental to our success and position us for future growth:
North American Market Leader with Significant Scale Advantages
We have developed our market position by leveraging our extensive branch network, diverse fleet, technical expertise, operational capabilities and strong brand awareness among our customers. Our extensive scale allows us to attract and retain talent, and implement industry leading technology tools and process. This results in significant operational benefits, such as optimization of fleet yield and utilization, efficient capital allocation, superior service capabilities and the ability to offer consistent "Ready to Work" solutions across all of our branch locations.
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
Since geographic proximity to customers is a competitive advantage in the industry, we maintain a network of over 120 branches and additional drop lots to better service our customers. Our branches typically have a sales staff dedicated to the local market, with transportation personnel responsible for delivery and pick-up of our units and yard personnel responsible for loading and unloading units and performing modifications, repairs and maintenance. Customers benefit from improved service and response times, reduced time to occupancy, better access to sales representatives and lower freight costs, which are typically paid by the customer. We benefit because we are able to spread regional overhead and marketing costs over a larger lease base, redeploy units within our branch network to optimize utilization, enhance our competitive position by providing ample local supply and offer profitable short-term leases which would either not be profitable or would be cost prohibitive to the customer without a local market presence. We believe that the geographic diversity of our branch network reduces our exposure to changes related to a given region, while presenting us with significant growth opportunities.
 Our broad customer base, as well as the diverse end uses of our units by our customers, reduces the impact of any individual customer, project, or end market on our business results and, when combined with our 30 month average lease duration, results in diversified and predictable lease revenue streams.
The following chart illustrates the breakdown of our customers and revenue by end markets as of December 31, 2018. No customer accounted for more than 4% of revenues for the year ended December 31, 2018, and we serve 15 distinct end markets by managing the pricing and utilization of standardized fleet assets that may be redeployed across our branch network.

REVENUE MIX BY END MARKET	CUSTOMER CONCENTRATION

Healthcare; 1%
Engineering & Architecture; 2%
Government; 3%
Highway & Heavy Construction; 10%
Education; 7%
Home Builders
& Developers; 6%
Energy &
Natural Resources; 8%
Retail &
Wholesale Trade; 8%
Non-Residential
& GCs; 17%
Professional Services; 13%
Subcontractors; 8%
Agriculture, Forestry & Fishing; 1%
Other; 4%
Arts, Media, Hotels
& Entertainment; 2%
Manufacturing; 10%

Long-Life Fleet and Effective Fleet Management
We have made significant investments in our lease fleet. As of December 31, 2018, including the assets acquired as part of the ModSpace acquisition, our modular space and portable storage lease fleet consists of over 78.7 million square feet of re-locatable space, comprising approximately 156,000 units with a gross book value of approximately $2.3 billion. The average age of our lease fleet is approximately 14.4 years, while the economic life often exceeds 20 years. We utilize standard fleet maintenance procedures across the branch network, monitor fleet condition centrally, and ensure all units meet consistent quality and condition requirements, regardless of unit age, prior to delivery to a customer.
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
We supplement our fleet spending with acquisitions, and adjust our investments in fleet and acquisitions opportunistically.

The following chart illustrates the breakdown of the net book value of our rental equipment between the various modular space product types, portable storage and VAPS as of December 31, 2018.
Our Industry
Our business primarily operates within the modular space and portable storage markets, however our services span across a variety of related sectors, including furniture rental, transportation and logistics, facilities management and rental services, and commercial real estate.
Modular Space Market
The modular space market is fragmented. Modular space units are non-residential structures designed to meet federal, provincial, state and local building codes and, in most cases, are designed to be relocatable. Modular space units are constructed offsite, utilizing manufacturing techniques to prefabricate single or multi-story whole building solutions in deliverable modular sections. Units are typically constructed of steel, wood and conventional building materials.
The modular space market has evolved in recent years as businesses and other potential customers increasingly recognize the value of modular space. The key growth drivers in this market are:
•Growing need and demand for space - driven by general economic activity, including gross domestic product growth, industrial production, mining and natural resources activity, non-residential construction, urbanization, public and education spending, and the scale and frequency of special events.
•Increasing shift from traditional fixed, on-site built space to modular space solutions - driven by several advantages as compared with fixed, on-site built space, including:
◦Quick to install - the pre-fabrication of modular space units allows them to be put in place rapidly, providing potential long-term solutions to needs that may have materialized quickly.
◦Flexibility - flexible assembly design allows modular space units to be built to suit a customer’s needs while offering customers the ability to adjust their space as their needs change.
◦Cost effectiveness - modular space units provide a cost effective solution for temporary and permanent space requirements and allow customers to improve returns on capital in their core business.
◦Quality - the pre-fabrication of modular space units is based on a repeatable process in a controlled environment, resulting in more consistent quality.
◦Mobility - modular space units can easily be disassembled, transported to a new location and re-assembled.
◦Environmentally friendly - relocatable buildings promote the reuse of facilities, on an as-needed basis by the occupants.
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
Competition
Although our competition varies significantly by local market, the modular space and portable storage industry is highly competitive and fragmented as a whole. We believe that participants in our industry compete on the basis of customer relationships, price, service, delivery speed, breadth and quality of equipment and additional services offered. We typically compete with one or more local providers in all of our markets, as well as with a limited number of national and regional companies. Some of our competitors may have greater market share in certain geographic regions. Significant modular space and portable storage competitors include Mobile Mini, Mobile Modular, Pac-Van, ATCO Structures & Logistics and BOXX Modular. Numerous other regional and local companies compete in individual markets.
Strategic Acquisitions
The scalability of our branch network, corporate operating infrastructure, and technology and processes allows us to integrate acquisitions efficiently, realize cost savings, and improve the yield on acquired assets. As such, we manage an active acquisition pipeline and consider acquisitions to be an important component of our growth strategy. Two acquisitions that impact the financial statements for the year ended December 31, 2018 are included below.
ModSpace Acquisition
On August 15, 2018, WSII acquired Modular Space Holdings, Inc. ("ModSpace") for an aggregate purchase price of $1.2 billion. ModSpace was a privately-owned provider of office trailers, portable storage units and modular buildings. WSII funded this transaction with $1.1 billion in cash raised through the issuance of the Secured Notes, the Unsecured Notes, borrowings on the ABL, and the issuance of WillScot Class A common shares and warrants to purchase WillScot Class A common shares. Results of operations from ModSpace are included in our consolidated operating results following the acquisition on August 15, 2018. Lease fleet and all other assets acquired and liabilities assumed in the transaction are included in our consolidated balance sheet as of December 31, 2018.
Acton Acquisition
On December 20, 2017, WSII acquired Acton Mobile Resources Holdings LLC (“Acton Holdings”) for a cash purchase price of $237.1 million, subject to certain adjustments. Acton Holdings's subsidiary, New Acton Mobile Industries LLC (“Acton”), provided modular space and portable storage rental services from a branch network of 34 locations across the US. WSII funded the acquisition with cash on hand and borrowings under our $1.425 billion senior secured revolving credit facility (the "ABL Facility"). Results of operations from Acton are included in our consolidated operating results following the acquisition on December 20, 2017. Lease fleet and all other assets acquired and liabilities assumed in the transaction are included in our consolidated balance sheets as of December 31, 2017 and December 31, 2018.
Employees
As of December 31, 2018, we had over 2,000 employees and had collective bargaining agreements in portions of our Mexico-based operations representing approximately 1% of our employees. Approximately 88% of our employees are in the field, while 12% serve in corporate functions. We have not experienced a strike or significant work stoppage, and we consider our relations with employees to be good.
Intellectual Property
We own a number of trademarks, none of which are individually material to our business. Our trademarks are registered or pending applications for registrations in the US Patent and Trademark Office and various non-US jurisdictions. We operate primarily under the WillScot brand.
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
Available Information
Our website address is www.willscot.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding WillScot.

ITEM 1A. Risk Factors
Risks Relating to Our Business
We face significant competition in the modular space and portable storage unit industry. If we are unable to compete successfully, we could lose customers and our revenue and profitability could decline.
Although our competition varies significantly by market, the modular space and portable storage unit industry is highly competitive in general. We compete on the basis of a number of factors, including equipment availability, quality, price, service, reliability, appearance, functionality and delivery terms. We may experience pricing pressures in our operations as some of our competitors seek to obtain market share by reducing prices, and we may face reduced demand for our products and services if our competitors are able to provide new or innovative products or services that better appeal to customers. In most of our end markets, we face competition from national, regional and local companies who have an established market position in the specific service area, and we expect to encounter similar competition in any new markets that we may enter. In certain markets, some of our competitors may have greater market share, less debt, greater pricing flexibility, more attractive product or service offerings, or superior marketing and financial resources. Increased competition could result in lower profit margins, substantial pricing pressure and reduced market share. Price competition, together with other forms of competition, may materially adversely affect our business, results of operations and financial condition.
Our operations are exposed to operational, economic, political and regulatory risks.
We operate in the US, Canada and Mexico. For the year ended December 31, 2018, approximately 91.2%, 6.7%, and 2.1% of our revenue was generated in the US, Canada and Mexico, respectively. Our operations in these countries could be affected by foreign and domestic economic, political and regulatory risks, including the following:
•  regulatory requirements that are subject to change and that could restrict our ability to assemble, lease or sell products;
• inflation, recession, and fluctuations in foreign currency exchange and interest rates;
• trade protection measures, including increased duties and taxes and import or export licensing requirements;
• compliance with applicable antitrust and other regulatory rules and regulations relating to potential acquisitions;
• different local product preferences and product requirements;
• pressures on management time and attention due to the complexities of overseeing global operations;
• challenges in maintaining, staffing and managing multi-national operations;
• different labor regulations and the potential impact of collective bargaining;

• potentially adverse consequences from changes in or interpretations of tax laws;
•  political and economic instability;
• enforcement of remedies in various jurisdictions;
• the risk that the business partners upon whom we depend for technical assistance will not perform as expected;
• compliance with applicable export control laws and economic sanctions laws and regulations;
• price controls and ownership regulations;
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
We operate our business in the US, Canada and Mexico. Our business may be negatively impacted by economic movements or downturns in the local markets in which we operate or global markets generally. These adverse economic conditions may reduce commercial activity, cause disruption and extreme volatility in global financial markets and increase rates of default and bankruptcy. Reduced commercial activity has historically resulted in reduced demand for our products and services. For example, reduced commercial activity in the construction, energy and natural resources sectors in certain markets in which we operate, particularly the US and Canada, has negatively impacted our business in the past. Disruptions in financial markets could negatively impact the ability of our customers to pay their obligations to us in a timely manner and increase our counterparty risk. If economic conditions worsen, we may face reduced demand and an increase, relative to historical levels, in the time it takes to receive customer payments. If we are not able to adjust our business in a timely and effective manner to changing economic conditions, our business, results of operations and financial condition may be materially adversely affected.
Moreover, the level of demand for our products and services is sensitive to the level of demand within various sectors, particularly the commercial and industrial, construction, education, energy and natural resources, and government end-markets. Each of these sectors is influenced not only by the state of the general global economy, but by a number of more specific factors as well. For example, demand for modular buildings within the energy and resources sector may be materially adversely affected by a decline in global or local energy prices. The levels of activity in these sectors and geographic regions may also be cyclical, and we may not be able to predict the timing, extent or duration of the activity cycles in the markets in which we or our key customers operate. A decline or slowed growth in any of these sectors or geographic regions could result in reduced demand for its products and services, which may materially adversely affect our business, results of operations and financial condition.
Effective management of our fleet is vital to our business, and our failure to properly design, manufacture, repair and maintain our fleet could harm our business and reduce our operating results and cash flows.
Our modular space and portable storage units have a long economic life and managing this fleet is a critical element to our leasing business. Rental equipment asset management requires designing and building long-lived products that anticipate customer needs and changes in legislation, regulations, building codes and local permitting in the various markets in which we operate. In addition, we must cost-effectively maintain and repair our fleet to maximize the economic life of the products and the proceeds received from product sales. As the needs of our customers change, we may incur costs to relocate or retrofit our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand, we may be unable to take advantage of sales and leasing opportunities in certain regions, despite excess inventory in other regions. If we are not able to successfully manage our lease assets, our business, results of operations and financial condition may be materially adversely affected.
If we do not appropriately manage the design, manufacture, repair and maintenance of our product fleet, or if we delay or defer such repair or maintenance or suffer unexpected losses of rental equipment due to theft or obsolescence, we may be required to incur impairment charges for equipment that is beyond economic repair or incur significant capital expenditures to acquire new rental equipment to serve demand. These failures may also result in personal injury or property damage claims, including claims based on poor indoor air quality and termination of leases or contracts by customers. Costs of contract performance, potential litigation and profits lost from termination could materially adversely affect our future operating results and cash flows.
We may be unable to acquire and integrate new operations, which could cause our business to suffer.
We may be unable to complete strategic acquisitions or integrate acquired businesses or assets into our operations for various reasons. We completed the ModSpace and Acton acquisitions in 2017 and 2018, and we may explore acquisitions in the future that meet our strategic growth plans. We cannot predict if or when acquisitions will be completed, and we may face significant competition for acquisition targets. Acquisitions that are completed, including the ModSpace and Acton acquisitions, involve numerous risks, including the following:

• difficulties in integrating the operations, technologies, products and personnel of the acquired companies;
• diversion of management’s attention from normal daily operations of the business;
• loss of key employees;
•  difficulties in entering markets in which we have no or limited prior experience and where our competitors in such markets have stronger market positions;
• difficulties in complying with regulations, such as environmental regulations, and managing risks related to an acquired business;
• an inability to timely obtain financing, including any amendments required to existing financing agreements;
• an inability to implement uniform standards, controls, procedures and policies;
• undiscovered and unknown problems, defects, liabilities or other issues related to any acquisition that become known to us only after the acquisition, particularly relating to rental equipment on lease that are unavailable for inspection during the diligence process; and
• loss of key customers, suppliers or employees.
In connection with acquisitions we may assume liabilities or acquire damaged assets, some of which may be unknown at the time of such acquisitions.
The condition and regulatory certification of acquired fleet is assessed as part of our acquisition due diligence. In some cases, fleet condition or regulatory certification may be difficult to determine due to fleet being on lease at the time of acquisition and/or inadequate certification records. Fleet acquisitions may therefore result in a rectification cost that may not have been factored into the acquisition price, impacting deployability and ultimate profitability of the fleet acquired.
In particular, we have made two major acquisitions (Acton and ModSpace) since November 29, 2017. Although we have substantially integrated the acquired businesses and assets into our organization and platforms, we must continue to take actions in 2019 and 2020 to realize combined cost synergies forecast for those acquisitions. We may incur more costs than anticipated in order to achieve the forecast synergies (thus reducing the net benefit of the cost synergies), realize synergies later than expected, or fail to achieve a portion of the anticipated cost savings altogether. Any of these events could cause reductions in our earnings per share, impact our ability to borrow funds under the ABL Facility, decrease or delay the anticipated accretive effect of the acquisitions, and negatively impact our stock price. As a result, we cannot provide assurances that the Acton and ModSpace acquisitions will result in the realization of the anticipated benefits.
Acquisitions are inherently risky, and no assurance can be given that any future acquisitions will be successful or will not materially adversely affect our business, results of operations and financial condition. If we do not manage new markets effectively, some of our new branches and acquisitions may lose money or fail, and we may have to close unprofitable branches. Closing a branch in such circumstances would likely result in additional expenses that would cause our operating results to suffer. To manage growth successfully, we will need to continue to identify additional qualified managers and employees to integrate acquisitions within our established operating, financial and other internal procedures and controls. We will also need to effectively motivate, train and manage our employees. Failure to successfully integrate recent and future acquisitions and new branches into existing operations could materially adversely affect our results of operations and financial condition.
If we do not manage our credit risk effectively, collect on our accounts receivable, or recover our rental equipment from our customers, it could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2018, we had US net operating loss (“NOL”) carryforwards of approximately $935.9 million and $633.3 million for US federal income tax and state tax purposes, respectively, available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). The US NOL carryforwards begin to expire in 2019 if not utilized. In addition, we had foreign NOLs of $19.0 million as a result of our operations in Canada and Mexico. The Company’s Mexico and Canadian NOL carryforwards begin to expire in 2020 and 2038, respectively, if not utilized.
Our US NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382 and corresponding provisions of US state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change US NOLs and other applicable pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. The Company has completed a Section 382 analysis for the

ModSpace transaction and performed utilization analysis under US GAAP. As a result, if we earn net taxable income, our ability to use our pre-change US NOL carryforwards to offset US federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of US NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We are subject to income taxes in the US, Canada and Mexico. Our tax liabilities are affected by the amounts charged for inventory, services, funding and other intercompany transactions. We are subject to potential tax examinations in these jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our results of operations and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. A number of proposals for broad reform of the corporate tax system in the US are under evaluation at the federal level, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time. Changes in tax laws or regulations, including multijurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Co-operation and Development to address base erosion and profit sharing, may increase tax uncertainty and adversely affect our results of operations.
Changes in state building codes could adversely impact our ability to remarket our buildings, which could have a material adverse impact on our business, financial condition and results of operations.
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
We hold assets, incur liabilities, earn revenue and pay expenses in certain currencies other than the US dollar, primarily the Canadian dollar and the Mexican peso. Our consolidated financial results are denominated in US dollars and therefore, during times of a strengthening US dollar, our reported revenue in non-US dollar jurisdictions will be reduced because the local currency will translate into fewer US dollars. Revenue and expenses are translated into US dollars at the average exchange rate for the period. In addition, the assets and liabilities of our non-US dollar subsidiaries are translated into US dollars at the exchange rates in effect on the balance sheet date. Foreign currency exchange adjustments arising from certain intercompany obligations with and between our domestic companies and our foreign subsidiaries are marked-to-market and recorded as a non-cash loss or gain in each of our financial periods in our consolidated statements of operations. Accordingly, changes in currency exchange rates will cause our foreign currency translation adjustment in the consolidated statements of comprehensive loss to fluctuate. In addition, fluctuations in foreign currency exchange rates will impact the amount of US dollars we receive when we repatriate funds from our non-US dollar operations.
Our revenues, results of operations and cash flows may also be materially and adversely affected by fluctuations in interest rates and commodity prices.
Although we have converted a significant portion of our ABL Facility borrowings into fixed-rate debt through interest rate swaps, a portion of our ABL Facility borrowings remain variable rate debt. Fluctuations in interest rates may negatively impact the amount of interest payments, as well as our ability to refinance portions of our existing debt in the future at attractive interest rates. In addition, certain of our end markets, as well as portions of our cost structure, such as transportation costs, are sensitive to changes in commodity prices, which can impact both demand for and profitability of our services. These changes could impact our future earnings and cash flows, assuming other factors are held constant.
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
We are subject to the costs and risks generally associated with labor disputes and organizing activities related to unionized labor. From time to time, our operations may be disrupted by strikes, public demonstrations or other coordinated actions and publicity. We may incur increased legal costs and indirect labor costs as a result of contractual disputes, negotiations or other labor-related disruptions. We have collective bargaining agreements with employees in portions of our Mexico-based operations, which accounted for approximately 1.0% of our total employees as of December 31, 2018. These operations may be more highly affected by labor force activities than others, and all collective bargaining agreements must be renegotiated annually. Other locations may also face organizing activities or effects. Labor organizing activities could result in additional employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of work forces during an economic downturn, which could put us at a competitive disadvantage.
Failure to retain key personnel could impede our ability to execute our business plan and growth strategy.
Our ability to profitably execute our business plan depends on our ability to attract, develop and retain qualified personnel. Certain of our key executives, managers and employees have knowledge and an understanding of our business and our industry, and/or have developed meaningful customer relationships, that cannot be duplicated readily. Our ability to attract and retain qualified personnel is dependent on, among other things, the availability of qualified personnel and our ability to provide a competitive compensation package. Failure to retain qualified key personnel may materially adversely affect our business, results of operations and financial condition.
Moreover, labor shortages, the inability to hire or retain qualified employees and increased labor costs could have a material adverse effect on our ability to control expenses and efficiently conduct our operations. We may not be able to continue to hire and retain the sufficiently skilled labor force necessary to operate efficiently and to support our operating strategies. Labor expenses could also increase as a result of continuing shortages in the supply of personnel.
If we determine that our goodwill, intangible assets, and indefinite-life intangible assets have become impaired, we may incur impairment charges, which may adversely impact our operating results.
We have a substantial amount of goodwill and indefinite-life intangible assets (trade names), which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2018, we had approximately $247.0 million and $131.8 million of goodwill and intangible assets, net, respectively, in our consolidated balance sheets, which would represent approximately 9.0% and 4.9% of total assets, respectively.
We recorded impairment charges of $60.7 million in 2017. These charges represent non-cash impairment charges of certain of our operations recognized in connection with our annual goodwill and intangible asset impairment testing. Any additional impairment charges in the future could adversely affect our business, results of operations and financial condition.
We test the goodwill and indefinite-lived intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, EBIT margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, exchange rates, royalty rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-life intangible assets may not be recoverable. In the event impairment is identified, a charge to earnings would be recorded which could have a material adverse effect on our financial condition and results of operations.
Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.
As of December 31, 2018, TDR Capital beneficially owned approximately 45.2% of our outstanding Class A common stock and 100% of our outstanding Class B common stock. TDR Capital also has the right to exchange its stock of WS Holdings for new shares of our Class A common stock under the Exchange Agreement. Moreover, two directors nominated by TDR Capital currently serve on our board of directors. As a result of its control of a significant percentage of our outstanding common stock, TDR Capital may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. TDR Capital may have interests that are different from those of other stockholders.
We are subject to various laws and regulations, including those governing government contracts, corruption and the environment. Obligations and liabilities under these laws and regulations may materially harm our business.
Government Contract Laws and Regulations
We lease and sell our products to government entities, and this subjects us to statutes and regulations applicable to companies doing business with the government. The laws governing government contracts can differ from the laws governing private contracts. For example, many government contracts contain favorable pricing terms and conditions that are not typically included in private contracts, such as clauses that make certain obligations of government entities subject to budget appropriations. Many government contracts can be terminated or modified, in whole or in part, at any time, without penalty, by the government. In addition, our failure to comply with these laws and regulations might result in administrative penalties or the suspension of our government contracts or debarment and, as a result, the loss of the related revenue which would harm our business, results of operations and financial condition. We are not aware of any action contemplated by any regulatory authority related to any possible non-compliance by or in connection with our operations.
Our operations are subject to an array of governmental regulations in each of the jurisdictions in which we operate. For example, our activities in the US are subject to regulation by several federal and state government agencies, including the Occupational Safety and Health Administration and by federal and state laws. Our operations and activities in other jurisdictions are subject to similar governmental regulations. Similar to conventionally constructed buildings, the modular business industry is also subject to regulations by multiple governmental agencies in each jurisdiction relating to, among others, environmental, zoning and building standards, and health, safety and transportation matters. Noncompliance with applicable regulations, implementation of new regulations or modifications to existing regulations may increase costs of compliance, require a termination of certain activities or otherwise have a material adverse effect on our business, results of operations and financial condition.
US Government Contract Laws and Regulations
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
If we fail to comply with these requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts or under the Federal Civil False Claims Act (the “False Claims Act”). The False Claims Act’s “whistleblower” provisions allow private individuals, including present and former employees, to sue on behalf of the US government. The False Claims Act statute provides for treble damages and other penalties and, if our operations are found to be in violation of the False Claims Act, we could face other adverse action, including suspension or prohibition from doing business with the US government. Any penalties, damages, fines, suspension or damages could adversely affect our ability to operate our business and our financial results.
Anti-Corruption Laws and Regulations
We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials by a US person for the purpose of obtaining or retaining business. We operate in countries that may present a more corruptible business environment than the US. Such activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various laws, including the FCPA. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, existing safeguards and any future improvements may prove to be ineffective and employees or agents may engage in conduct for which we might be held responsible.
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
We are subject to claims arising from disputes with customers, employees, vendors and other third parties in the normal course of business. The risks associated with any such disputes may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If plaintiffs successfully prosecute claims against us, or if we settle any such suits by making significant payments, our business, results of operations and financial condition would be harmed. Even if the outcome of a claim proves favorable to us, litigation can be time consuming and costly and may divert management resources. To the extent our directors or senior executives are named in such lawsuits, our indemnification obligations could magnify the costs.
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
We have previously been the target of an attempted cyber-attack and may be subject to breaches of the information systems that we use. We have not experienced a material cybersecurity breach. We have programs in place that are intended to detect, contain and respond to data security incidents and that provide employee awareness training regarding phishing, malware, and other cyber risks to protect against cyber risks and security breaches. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, because our systems contain information about individuals and businesses, the failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs, regulatory sanctions and other potential material adverse effects on our business, results of operations and financial condition.
Our operations could be subject to natural disasters and other business disruptions, which could materially adversely affect our future revenue and financial condition and increase our costs and expenses.
Our operations could be subject to natural disasters and other business disruptions such as fires, floods, hurricanes, earthquakes and terrorism, which could adversely affect our future revenue and financial condition and increase our costs and expenses. For example, hurricanes Harvey and Irma impacted our operations in Texas and Florida in 2017. We have submitted claims relating to these hurricanes and other weather events to our insurers, however, we may face significant delays in resolving our insurance claims or our insurers may challenge or deny parts or all of our claims. See “Risk Factors-Risks Relating Our Business - We are exposed to various possible claims relating to our business and our insurance may not fully protect us.” In addition, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our products and services. In the event of a major natural or man-made disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which may materially adversely affect our business. If any of our facilities or a significant amount of our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by asset, liability, business continuity or other insurance contracts. Also, we could face significant increases in premiums or losses of coverage due to the loss experienced during and associated with these and potential future natural or man-made disasters that may materially adversely affect our business. In addition, attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our results of operations.
In general, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the global economy and worldwide financial markets. Any such occurrence could have a material adverse effect on our business, results of operations and financial condition.
We are exposed to various possible claims relating to our business and our insurance may not fully protect us.
We are exposed to various possible claims relating to our business, including those relating to personal injury or death caused by containers, offices or trailers rented or sold by us; motor vehicle accidents involving our vehicles and employees; employment-related claims; property damage; and, commercial claims. Our insurance policies have deductibles or self-insured retentions that would require us to expend amounts prior to taking advantage of coverage limits. We believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims such as dishonest, fraudulent, criminal or malicious acts; terrorism, war, hostile or warlike action during a time of peace; automobile physical damage; natural disasters; and cybercrime.
We may not be able to redeploy our units effectively should a significant number of our leased units be returned during a short period of time, which could adversely affect our financial performance.
While our typical lease terms include contractual provisions requiring customers to retain units on lease for a specified period, our customers generally rent their units for periods longer than the contractual lease terms. As of December 31, 2018, the average lease duration of our current lease portfolio is approximately 30 months. If a significant number of leased units are returned in a short period of time, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could have a material adverse effect on our financial performance.
Failure to close our unit sales transactions as projected could cause our actual revenue or cash flow for a particular fiscal period to differ from expectations.
Sales of new and used modular space and portable storage units to customers represented approximately 10.5% of our revenue during the year ended December 31, 2018. Sale transactions are subject to certain factors that are beyond our control, including permit requirements and weather conditions. Accordingly, the actual timing of the completion of these transactions may take longer than expected. As a result, our actual revenue and cash flow in a particular fiscal period may not consistently correlate to our internal operational plans and budgets. If we are unable to prepare accurate internal operational plans and budgets, we may fail to take advantage of business and growth opportunities otherwise available and our business, results of operations and financial condition may be materially adversely affected.
Public company requirements may strain our resources and divert management’s attention, which could adversely impact our ability to execute our strategy and harm operating results.
We became subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 as amended (the “Sarbanes-Oxley Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations on November 29, 2017. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase the demands on our systems and resources. We expect this to continue, particularly when we become a “large accelerated filer” and after we are no longer an “emerging growth company.”
Certain executives have more experience in managing a public company than other members of our management team. Our internal infrastructure may not be adequate to support the increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome lack of experience or employees. Our management may fail to comply with public company requirements, or may fail to do so effectively and efficiently, either of which would materially and adversely harm our ability to execute our strategy and, consequently, our operating results.
Furthermore, as a result of the disclosures required of public companies, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business and operating results could be harmed, and even if any such claims do not result in litigation or are resolved in our favor, claims, and the time and resources necessary to resolve them, could divert the resources of management and adversely affect our business, brand, reputation and results of operations.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act. As described in Part II Item 9A. “Controls and Procedures”, we remediated the previously disclosed material weaknesses in our internal controls for income taxes and reverse acquisition accounting. There is no assurance that material weaknesses or significant deficiencies will not be identified in the future or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, including through acquisition, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional change. We expect that ongoing compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. It is possible that these expenses will exceed the increases projected by management. These laws, rules and regulations may also make it more expensive to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on its board of directors or as officers. Although the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact its results of operations and financial condition.
Risks Relating to Our Capital Structure
Global capital and credit market conditions could materially and adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to us.
Although we believe the banks participating in the ABL Facility have adequate capital and resources, we can provide no assurance that all of those banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail, it is possible that the borrowing capacity under the ABL Facility would be reduced. Practical, legal and tax limitations may also limit our ability to access and service the working capital needs of our businesses owned by WSII. In the event that the availability under the ABL Facility were reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs. The options for addressing such capital constraints would include, among others, obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the ABL Facility, and accessing the public capital markets. In addition, we may delay certain capital expenditures to ensure that we maintain appropriate levels of liquidity. If it became necessary to access additional capital, any such alternatives could have terms less favorable than those terms under the ABL Facility, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
As of December 31, 2018, we had $1,718.9 million of total indebtedness, excluding deferred financing fees, consisting of $879.4 million of borrowings under the ABL Facility, $300.0 million of 7.875% senior secured notes due December 15, 2022 (the "2022 Secured Notes"), $300.0 million of 6.875% senior secured notes due August 15, 2023 (the "2023 Secured Notes", and together with the 2022 Secured Notes, the "Secured Notes") $200.0 million of senior unsecured notes due November 15, 2023 (the "Unsecured Notes"), and $39.5 million of other financing obligations. Our leverage could have important consequences, including:
•  making it more difficult to satisfy our obligations with respect to our various debt and liabilities;
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
•  limiting, without limitation, our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.
Our ability to meet our debt service obligations or to refinance our debt depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general economic, financial, competitive, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments may limit or prevent us from taking any of these actions. If we default on the payments required under the terms of certain of our indebtedness, that indebtedness, together with debt incurred pursuant to other debt agreements or instruments that contain cross-default or cross-acceleration provisions, may become payable on demand, and we may not have sufficient funds to repay all of our debts. As a result, our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.
Despite our current level of indebtedness, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional debt in the future. As of December 31, 2018, WSII and the guarantors of the Secured Notes and the ABL Facility had up to $532.6 million of available borrowing capacity under the ABL Facility, including $393.5 million under the $1.285 billion asset-backed revolving credit facility for US subsidiaries (the "US ABL Facility") and $139.1 million under the $140.0 million asset-backed revolving credit facility for Canadian subsidiaries (the "Canadian ABL Facility"), subject to borrowing base availability. Although the indentures that governs the Secured Notes and the credit agreement that governs the ABL Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. In addition, the indentures and the credit agreement do not prevent us from incurring other obligations that do not constitute indebtedness under those agreements. If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase.
We are subject to and may, in the future become subject to, covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.
The ABL Facility and the indentures, as well as any instruments that govern any future debt obligations, contain covenants that impose significant restrictions on the way our subsidiaries can operate, including restrictions on the ability to:
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
Although these limitations are subject to significant exceptions and qualifications, these covenants could limit our ability to finance future operations and capital needs and our ability to pursue acquisitions and other business activities that may be in our interest. Our subsidiaries’ ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If any of our subsidiaries default on their obligations under the ABL Facility or Secured Notes, then the relevant lenders or holders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. If the debt under the ABL Facility, the indentures or any other material financing arrangement that we enter into were to be accelerated, our assets may be insufficient to repay in full the ABL Facility, the Secured Notes and our other debt.
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
Changes in the method used to determine LIBOR rates and the potential phasing out of LIBOR after 2021 may affect our financial results.
Borrowings under our ABL Facility bear interest at variable rates based on LIBOR. In addition, we have interest rate swaps designated as cash flow hedges of our exposure to variability in future cash flows attributable to payments of LIBOR due on forecasted notional debt obligations. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements and interest rate swaps to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations and interest rate swaps may be adversely affected.
If our warrants are exercised, the number of shares of our Class A common stock eligible for future resale in the public market would increase and result in dilution to our stockholders.
At December 31, 2018, we had issued and outstanding 24,367,867 2015 Warrants, as defined in Part 5 of the Form 10-K, (exercisable for 12,183,933 shares of WillScot Class A common stock at an exercise price of $11.50 per whole share) and 9,999,579 2018 Warrants, as defined in Part 5 of the Form 10-K, (exercisable for 9,999,579 shares of WillScot Class A common stock at an exercise price of $15.50 per share). To the extent warrants are exercised, additional Class A shares will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. The Company would also receive a cash capital contribution equal to the number of warrants exercised multiplied times the exercise price of the warrant, to the extent the warrants are not exercised on a cashless basis. In addition, sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock.
Our principal stockholder controls a significant amount of our common stock, and it may take actions or have interests that are adverse to or conflict with those of our other stockholders.
As of December 31, 2018, Sapphire, which is controlled by TDR Capital, beneficially owns approximately 45.2% of our Class A Common Stock. Sapphire also owns 4,850,000 or 19.9% of the 2015 Warrants outstanding, and Sapphire may receive additional shares of our Class A common stock pursuant to an exchange agreement described in Note 2 of the consolidated financial statements in Part 8 to the Form 10-K herein. Sapphire's ownership of our common stock may adversely affect the trading price for our Class A shares to the extent investors perceive disadvantages in owning shares of a company with a significant stockholder or in the event Sapphire takes any action with its shares that could result in an adverse impact on the price of our Class A shares, including a sale of a substantial portion of our common shares.
In August 2018, Sapphire pledged all of the Class A shares that it owns as security for a margin loan under which Sapphire borrowed $125.0 million. An event of default under the margin loan could result in the foreclosure on the pledged securities and a subsequent sale of a significant number of shares of our common stock by the lender, which could cause the market price of our Class A shares to decline. Moreover, the occurrence of a foreclosure, and a subsequent sale of all, or substantially all, of the pledged shares could result in a change of control under the credit agreement governing our ABL Facility and the indentures governing our Secured Notes, even when such change may not be in the best interest of our stockholders. Such sale of Sapphire’s pledged shares may also result in another stockholder beneficially owning a significant amount of our common stock and being able to exert a significant degree of influence or actual control over our management and affairs. Such stockholder's interests may be different from or conflict with those of our other stockholders.

We are an “emerging growth company” and, due to the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
At December 31, 2018, we were an “emerging growth company” under the JOBS Act, which exempts us from certain reporting requirements applicable to other public companies. For example, as an emerging growth company, we are (i) exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and (ii) subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (1) following the fifth anniversary of the completion of our initial public offering, (2) in which we have total annual gross revenue of at least $1.07 billion, or (3) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
Our corporate headquarters are located in Baltimore, Maryland. Our executive, financial, accounting, legal, administrative, management information systems and human resources functions operate from this single, leased office.
We operate over 120 branch locations across the US, Canada and Mexico. Collectively, we lease approximately 68% of our branch properties and own the remaining balance.
Our management believes that none of our properties, on an individual basis, are material to our operations, and we also believe that satisfactory alternative properties could be found in all of our markets, if ever necessary.
Subject to certain exceptions, substantially all of our owned real and personal property in the US and Canada is encumbered under our ABL Facility and the Secured Notes. We do not believe that the encumbrances will materially detract from the value of our properties, nor will they materially interfere with their use in the operation of our business.

ITEM 3. Legal Proceedings
We are involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. These matters involve, among other things, disputes with vendors or customers, personnel and employment matters, and personal injury. We assess these matters on a case-by-case basis as they arise and establish reserves as required.
As of December 31, 2018, there was no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “WSC.” Through November 29, 2017, our common stock, warrants, and units were quoted under the symbols “EAGL,” “EAGLW” and “EAGLU,” respectively. Upon consummation of the Business Combination,  (i) our public units automatically separated into their component securities and, as a result, no longer trade as a separate security and were delisted; (ii) our Class A common shares (into which Double Eagle’s ordinary shares were converted) continued to trade on Nasdaq under the ticker symbol “WSC”; and (iii) the 2015 Warrants continued to trade on Nasdaq under the ticker symbol “WSCWW,” although the warrants were subsequently suspended for trading on July 12, 2018 and delisted on October 8, 2018.
Holders
As of December 31, 2018, there were 61 holders of record of our Class A common stock, one holder of record of our Class B common stock, eight holders of record of our 2015 Warrants, and 56 holders of record of our 2018 Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A common stock or warrants are held of record by banks, brokers and other financial institutions.
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
2015 Warrants
Double Eagle issued warrants to purchase its common stock as components of units sold in its initial public offering (the “Public Warrants”). Double Eagle also issued warrants to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants,” and together with the Public Warrants, the "2015 Warrants"). The Private Warrants are identical to the Public Warrants, except that, if held by Double Eagle’s sponsor or founders (or their permitted assignees), the Private Warrants may be exercised on a cashless basis and are not subject to redemption.
As of December 31, 2018, there were 24,367,867 2015 Warrants outstanding. Each 2015 Warrant entitles its holder to purchase one half of one share of our Class A common stock in accordance with its terms. The 2015 Warrants became exercisable on December 29, 2017 and expire five years after that date. We may redeem the Public Warrants at a price of $0.01 per warrant, if the last sale price of our Class A common stock is at least $18.00 per share on each of the 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given. See Note 12 of the financial statements in Part 8 hereof for additional information.
2018 Warrants
On August 15, 2018, WillScot issued warrants to the former ModSpace shareholders as part of the ModSpace acquisition (the "2018 Warrants"). Each 2018 Warrant entitles the holder thereof to purchase one share of WillScot Class A common stock at an exercise price of $15.50 per share, subject to potential adjustment. The 2018 Warrants were not exercisable or transferable until February 11, 2019, and the 2018 Warrants expire on November 29, 2022. See Note 12 of the financial statements in Part 8 hereof for additional information.
Warrant Exchange
On November 8, 2018, WillScot commenced an offer to exchange the 2015 Warrants for shares of its Class A common stock in a cashless transaction (the “Warrant Exchange”).  Pursuant to the terms of the Warrant Exchange, WillScot issued 8,205,841 shares of Class A common stock on December 11, 2018. See Note 12 of the financial statements in Part 8 hereof for additional information.
As the fair value of the warrants exchanged in the Warrant Exchange offer was less than the fair value of the common stock issued, the Company recorded a non-cash deemed dividend of $2.1 million for the incremental fair value provided to the holders of the warrants.

Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Exchange Act or the Securities Act of 1933, as amended (the "Securities Act"), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The graph below compares the cumulative total return of our Class A common stock from November 5, 2015, through December 31, 2018, with the comparable cumulative return of two indices, the Russell 2000, and the Nasdaq US Benchmark TR Index. The graph plots the growth in value of an initial investment in each of our Class A ordinary shares, the Russell 2000 Index, and the Nasdaq US Benchmark Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.
The Company changed its benchmark index from the Standard and Poor's 600 Index included in our 2017 Form 10 -K, to the Russell 2000 Index for the year ended December 31, 2018, as the Company became part of the Russell 2000 Index during the year ended December 31, 2018, and believes that the Russell 2000 Index is more representative of the Company's market capitalization and peer group.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On July 30, 2018, WillScot closed a public offering of 8,000,000 shares of its Class A common stock at an offering price of $16.00 per share. On August 10, 2018, the underwriters exercised their right to purchase an additional 1,200,000 shares at the public offering price. The net offering proceeds, including the exercise of the over-allotment option, were $139.0 million, after deducting discount and offering expenses of $8.2 million. The Company used the proceeds to fund the ModSpace acquisition and to pay related fees and expenses.
On August 15, 2018, as partial consideration for the ModSpace acquisition, WillScot issued to former ModSpace shareholders (i) 6,458,500 shares of WillScot Class A common stock, and (ii) the 2018 Warrants, representing warrants to purchase an aggregate of 10 million shares of WillScot Class A common stock. The stock and warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.
Overview of Securities Outstanding
The table below is intended to help investors better understand (i) how the number of Class A shares outstanding under accounting principles generally accepted in the US (“GAAP”) may differ from the actual number of Class A shares issued and outstanding at specific points in time, and (ii) the potential impact, dilutive or otherwise, of certain events or transactions on our shareholders. Due to the fact that our predecessor was a special purpose acquisition company and to illustrate the impact of certain of the arrangements implemented in connection with our Business Combination, management believes that the information below will help investors better understand our capital structure and the risks associated with investing in our securities. This information is provided solely for illustrative purposes, and speaks only as of the date(s) indicated. We can provide no assurances if or when any future events or transactions may occur that would result in a change in the number of shares of our Class A common stock outstanding.

Outstanding as of December 31, 2018
Total Class A common shares (1)	108,508,997
Total Class B common shares (2)	8,024,419

Class A common shares underlying 2015 Warrants	12,183,933
Class A common shares underlying 2018 Warrants (3)	9,999,579
Total shares underlying warrants	22,183,512
(1) Includes 6,458,229 Class A shares issued to former ModSpace shareholders in August 2018, which were subject to transfer restrictions until February 15, 2019.
(2) TDR Capital owns common shares of WS Holdings that are exchangeable into new WillScot Class A shares. The Class B common shares will be redeemed automatically upon TDR Capital's exercise of its exchange right. See Note 2 for additional information on the Exchange Agreement.
(3) The 2018 Warrants became exercisable on February 11, 2019 at a price of $15.50 per whole share.

Weighted Average Shares Outstanding for the Year Ended December 31, 2018
Class A - Basic and diluted share counts	87,209,605

ITEM 6. Selected Financial Data
On November 29, 2017, our company, formerly known as Double Eagle, indirectly acquired WSII through the Business Combination. The Business Combination was accounted for as a reverse acquisition in which WSII was the accounting acquirer. Except as otherwise provided herein, our financial statement presentation includes (i) the results of WSII and its subsidiaries as our accounting predecessor for periods prior to the completion of the Business Combination, and (ii) the results of WillScot (including the consolidation of WSII and its subsidiaries) for periods after the completion of the Business Combination. The operating statistics and data contained herein represents the operating information of WSII’s business.
On December 20, 2017, WSII acquired 100% of the issued and outstanding ownership interests of Acton. Results of operations from Acton subsequent to the acquisition are included in our consolidated operating results. Lease fleet and all other assets acquired and liabilities assumed in the transaction are included in our balance sheet as of December 31, 2017 and December 31, 2018.
On August 15, 2018, WSII acquired ModSpace. Results of operations from ModSpace subsequent to the acquisition are included in our consolidated operating results. Lease fleet and all other assets acquired and liabilities assumed in the transaction are included in our balance sheet as of September 30, 2018 and December 31, 2018. Also please see the “Unaudited Supplement Pro Forma Financial Information” section within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for pro forma information that gives effect to the ModSpace and Acton acquisitions as if such transactions had been consummated on January 1, 2017.
The Company's modular leasing and sales business is comprised of two operating segments: US and other North America. The US modular operating segment (“Modular - US”) consists of the contiguous 48 states and Hawaii. The Other North America operating segment (“Modular - Other North America”) consists of Alaska, Canada and Mexico. Corporate and other includes eliminations of costs and revenue between segments and Algeco Group corporate costs not directly attributable to the underlying segments. Following the Business Combination, no additional Algeco Group corporate costs were incurred and the Company's ongoing corporate costs are included within the Modular - US segment. Transactions between reportable segments are not significant.
The following selected historical financial information should be read together with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial information in this section is not intended to replace WillScot’s consolidated financial statements and the related notes.

Consolidated Results	As of and for the Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues:
Leasing and services revenue:
Modular leasing	$518,235	$297,821	$283,550
Modular delivery and installation	154,557	89,850	81,892
Sales:
New units	53,603	36,371	39,228
Rental units	25,017	21,900	21,942
Total revenues	$751,412	$445,942	$426,612
Costs:
Costs of leasing and services:
Modular leasing	$143,120	$83,588	$75,516
Modular delivery and installation	143,950	85,477	75,359
Costs of sales:
New units	36,863	26,025	27,669
Rental units	16,659	12,643	10,894
Depreciation of rental equipment	121,436	72,639	68,981
Gross profit	$289,384	$165,570	$168,193
Expenses:
Selling, general and administrative	254,871	162,351	139,093
Other depreciation and amortization	13,304	8,653	9,019
Impairment losses on goodwill	—	60,743	5,532
Impairment losses on property, plant and equipment	1,600	—	—
Restructuring costs	15,468	2,196	2,810
Currency losses (gains), net	2,454	(12,878)	13,098
Other (income) expense, net	(4,574)	2,827	1,831
Operating income (loss)	6,261	(58,322)	(3,190)
Interest expense	98,433	119,308	94,671
Interest income	—	(12,232)	(10,228)
Loss from continuing operations before income tax	(92,172)	(165,398)	(87,633)
Income tax benefit	(38,600)	(936)	(24,502)
Loss from continuing operations	(53,572)	(164,462)	(63,131)
Income from discontinued operations, net of tax	—	14,650	32,195
Net loss	(53,572)	(149,812)	(30,936)
Net loss attributable to non-controlling interest, net of tax	(4,532)	(2,110)	—
Net loss attributable to WillScot	(49,040)	(147,702)	(30,936)
Non-cash deemed dividend related to warrant exchange	(2,135)	—	—
Net loss attributable to WillScot common shareholders	$(51,175)	$(147,702)	$(30,936)

Net (loss) income per share attributable to WillScot – basic and diluted
Continuing operations	$(0.59)	$(8.21)	$(4.34)
Discontinued operations	$—	$0.74	$2.21
Net loss per share	$(0.59)	$(7.47)	$(2.13)
Cash Flow Data:
Net cash provided by (used in) operating activities	$37,149	$(1,362)	$58,731
Net cash used in investing activities	$(1,217,202)	$(392,650)	$(30,236)
Net cash provided by (used in) financing activities	$1,180,037	$396,833	$(31,394)

Other Financial Data:
Adjusted EBITDA - Modular - US (a)	$196,410	$110,822	$103,798
Adjusted EBITDA - Modular - Other North America (a)	19,123	13,099	24,360

Adjusted EBITDA - Corporate and other (a) (b)	—	(15112)	(21644)
Consolidated Adjusted EBITDA (a)	$215,533	$108,809	$106,514

Adjusted EBITDA less Net CAPEX (a)(c) - Modular - US	$55,403	$25,301	$54,011
Adjusted EBITDA less Net CAPEX (a) - Modular - Other North America	$12,263	$9,625	$23,562
Adjusted EBITDA less Net CAPEX (a) - Corporate and other	$—	$(15,112)	$(21,776)
Consolidated Adjusted EBITDA less Net CAPEX	$67,666	$19,814	$55,797

Adjusted Gross Profit (a)	$410,820	$238,209	$237,174

Net Capital Expenditures for Rental Equipment (a)	$(130,122)	$(74,169)	$(37,332)

Balance Sheet Data:
Cash and cash equivalents	$8,958	$9,185	$2,352
Rental equipment, net	$1,929,290	$1,040,146	$814,898
Total assets	$2,752,485	$1,410,742	$1,699,450
Total debt, including current portion	$1,676,499	$626,746	$657,583
Total notes due to affiliates, including current portion	$—	$—	$677,240
Total shareholders’ equity	$638,215	$435,619	$23,131
(a) WillScot presents Adjusted EBITDA, Adjusted EBITDA less Net CAPEX, Adjusted Gross Profit and Net Capital Expenditures for Rental Equipment, which are measurements not calculated in accordance with GAAP, because they are key metrics used by management to assess financial performance. Our business is capital-intensive and these additional metrics allow management to further evaluate its operating performance. See below for a reconciliation of non-GAAP financial measures.
(b) Included in Corporate and other are selling, general and administrative costs related to the Algeco Group's corporate costs incurred prior to or as part of the Business Combination which are not anticipated to be part of the ongoing costs of WillScot.
(c) WillScot makes capital expenditures (“CAPEX”) for purchases and capitalized refurbishments of rental equipment and property, plant and equipment.
Quarterly Consolidated Results for the Year Ended December 31, 2018

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$134,751	$140,333	$218,924	$257,404	$751,412
Gross profit	$50,921	$54,640	$80,946	$102,877	$289,384
Adjusted EBITDA	$35,492	$41,916	$64,618	$73,507	$215,533
Net capital expenditures from continuing operations	$24,956	$29,390	$38,656	$41,742	$134,744
Modular space units on rent (average during the period)	54,112	54,521	75,413	95,549	70,257
Average modular space utilization rate	69.9%	70.3%	71.8%	73.0%	71.6%
Average modular space monthly rental rate	$534	$551	$561	$562	$552
Portable storage units on rent (average during the period)	13,986	13,496	15,781	18,297	15,480
Average portable storage utilization rate	70.3%	68.1%	68.0%	68.9%	68.9%
Average portable storage monthly rental rate	$118	$119	$120	$119	$119

Quarterly Consolidated Results for the Year Ended December 31, 2017

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$99,321	$110,077	$116,162	$120,382	$445,942
Gross profit	$37,938	$39,583	$41,269	$46,780	$165,570
Adjusted EBITDA	$21,946	$26,247	$29,385	$31,231	$108,809
Net capital expenditures from continuing operations	$17,476	$23,928	$19,727	$18,607	$79,738
Modular space units on rent (average during the period)	39,887	40,680	41,465	43,126	41,263
Average modular space utilization rate	68.3%	69.8%	71.3%	71.9%	70.3%
Average modular space monthly rental rate	$515	$534	$541	$556	$538
Portable storage units on rent (average during the period)	13,083	12,339	12,241	12,575	12,599
Average portable storage utilization rate	73.7%	70.0%	69.8%	71.2%	71.4%
Average portable storage monthly rental rate	$113	$114	$117	$120	$116
Modular - US Quarterly Results
Quarterly Results for the Year Ended December 31, 2018

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$122,087	$124,813	$197,625	$233,065	$677,590
Gross profit	$46,808	$49,741	$73,007	$94,764	$264,320
Adjusted EBITDA	$32,612	$38,104	$58,454	$67,240	$196,410
Net capital expenditures	$23,838	$27,659	$35,824	$41,448	$128,769
Modular space units on rent (average during the period)	48,657	48,997	67,978	86,369	63,336
Average modular space utilization rate	71.8%	72.2%	73.8%	75.3%	73.7%
Average modular space monthly rental rate	$533	$549	$559	$563	$551
Portable storage units on rent (average during the period)	13,625	13,127	15,373	17,868	15,089
Average portable storage utilization rate	70.8%	68.5%	68.3%	69.4%	69.4%
Average portable storage monthly rental rate	$118	$120	$120	$119	$119
Quarterly Results for the Year Ended December 31, 2017

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$87,415	$98,209	$103,678	$103,631	$392,933
Gross profit	$33,815	$35,954	$37,766	$41,150	$148,685
Adjusted EBITDA	$23,683	$26,329	$29,177	$31,633	$110,822
Net capital expenditures	$17,802	$23,088	$18,974	$17,485	$77,349
Modular space units on rent (average during the period)	35,074	35,780	36,183	37,727	36,166
Average modular space utilization rate	72.3%	73.8%	74.7%	75.0%	73.9%
Average modular space monthly rental rate	$513	$535	$542	$560	$538
Portable storage units on rent (average during the period)	12,724	11,988	11,894	12,222	12,246
Average portable storage utilization rate	74.6%	70.7%	70.6%	71.9%	72.2%
Average portable storage monthly rental rate	$113	$114	$117	$119	$116

Modular - Other North America Quarterly Results
Quarterly Results for the Year Ended December 31, 2018

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$12,664	$15,520	$21,299	$24,339	$73,822
Gross profit	$4,113	$4,899	$7,939	$8,113	$25,064
Adjusted EBITDA	$2,880	$3,812	$6,164	$6,267	$19,123
Net capital expenditures	$1,118	$1,731	$2,832	$294	$5,975
Modular space units on rent (average during the period)	5,455	5,524	7,435	9,180	6,921
Average modular space utilization rate	56.6%	57.1%	57.3%	56.6%	56.8%
Average modular space monthly rental rate	$541	$573	$587	$546	$559
Portable storage units on rent (average during the period)	362	369	408	429	391
Average portable storage utilization rate	55.8%	57.4%	56.4%	54.0%	55.6%
Average portable storage monthly rental rate	$116	$116	$101	$101	$108
Quarterly Results for the Year Ended December 31, 2017

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$12,059	$12,010	$12,723	$16,864	$53,656
Gross profit	$4,266	$3,769	$3,744	$5,753	$17,532
Adjusted EBITDA	$3,119	$2,506	$2,961	$4,513	$13,099
Net capital expenditures	$(326)	$839	$672	$1,123	$2,308
Modular space units on rent (average during the period)	4,813	4,900	5,282	5,399	5,097
Average modular space utilization rate	48.9%	50.0%	54.1%	55.8%	52.2%
Average modular space monthly rental rate	$530	$534	$536	$527	$532
Portable storage units on rent (average during the period)	359	351	347	353	353
Average portable storage utilization rate	52.7%	51.8%	51.9%	54.0%	52.6%
Average portable storage monthly rental rate	$110	$118	$123	$125	$119
Corporate and Other Quarterly Results
Quarterly Results for the Year Ended December 31, 2018

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Revenue	$—	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—	$—
Adjusted EBITDA	$—	$—	$—	$—	$—
Quarterly Results for the Year Ended December 31, 2017

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Revenue	$(153)	$(142)	$(239)	$(113)	$(647)
Gross profit	$(143)	$(140)	$(241)	$(123)	$(647)
Adjusted EBITDA	$(4,856)	$(2,588)	$(2,753)	$(4,915)	$(15,112)

Reconciliation of non-GAAP Financial Measures
The following presents definitions and reconciliations to the nearest comparable GAAP measure of certain WillScot and its operating segments’ non-GAAP financial measures used in this Annual Report on Form 10-K.
Adjusted EBITDA
We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), depreciation and amortization. Our adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what we consider transactions or events not related to our core business operations:
•Currency (gains) losses, net: on monetary assets and liabilities denominated in foreign currencies other than the subsidiaries’ functional currency. Substantially all such currency gains (losses) are unrealized and attributable to financings due to and from affiliated companies.
•Goodwill and other impairment charges related to non-cash costs associated with impairment charges to goodwill, other intangibles, rental fleet and property, plant and equipment.
•Restructuring costs associated with restructuring plans designed to streamline operations and reduce costs including employee and lease termination costs.
•Transaction costs including legal and professional fees and other transaction specific related costs.
•Costs to integrate acquired companies, including outside professional fees, fleet relocation expenses, employee training costs, and other costs.
•Non-cash charges for stock compensation plans.
•Other expense includes consulting expenses related to certain one-time projects, financing costs not classified as interest expense, and gains and losses on disposals of property, plant, and equipment.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider the measure in isolation or as a substitute for net income (loss), cash flow from operations or other methods of analyzing WillScot’s results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
•Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;
•Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
•Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect the impact on earnings or changes resulting from matters that we consider not to be indicative of our future operations;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following tables provide an unaudited reconciliation of Net loss to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net loss	$(53,572)	$(149,812)	$(30,936)
Income from discontinued operations, net of tax	—	14,650	32,195
Loss from continuing operations	(53,572)	(164,462)	(63,131)
Income tax benefit	(38,600)	(936)	(24,502)
Loss from continuing operations before income tax	(92,172)	(165,398)	(87,633)
Interest expense, net (a)	98,433	107,076	84,443
Depreciation and amortization	134,740	81,292	78,000
Currency losses (gains), net	2,454	(12,878)	13,098
Goodwill and other impairments	1,600	60,743	5,532
Restructuring costs	15,468	2,196	2,810
Transaction costs	20,051	23,881	8,419
Integration costs	30,006	—	—
Stock compensation expense	3,439	9,382	—
Other expense (b)	1,514	2,515	1,845
Adjusted EBITDA	$215,533	$108,809	$106,514
(a) In connection with the ModSpace acquisition, the Company incurred bridge financing fees and upfront commitment fees of $20.5 million, included within interest expense, during the year ended December 31, 2018.
(b) Other expense represents primarily acquisition-related costs such as advisory, legal, valuation and other professional fees in connection with actual or potential business combinations, which are expensed as incurred, but do not reflect ongoing costs of the business.
Adjusted Gross Profit and Adjusted Gross Profit Percentage
We define Adjusted Gross Profit as gross profit plus depreciation on rental equipment. Adjusted Gross Profit Percentage is defined as Adjusted Gross Profit divided by revenue. Adjusted Gross Profit and Percentage are not measurements of our financial performance under GAAP and should not be considered as an alternative to gross profit, gross profit percentage, or other performance measures derived in accordance with GAAP. In addition, our measurement of Adjusted Gross Profit and Adjusted Gross Profit Percentage may not be comparable to similarly titled measures of other companies. Our management believes that the presentation of Adjusted Gross Profit and Adjusted Gross Profit Percentage provides useful information to investors regarding our results of operations because it assists in analyzing the performance of our business.
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage on a historical basis:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue (A)	$751,412	$445,942	$426,612

Gross profit (B)	$289,384	$165,570	$168,193
Depreciation of rental equipment	121,436	72,639	68,981
Adjusted Gross Profit (C)	$410,820	$238,209	$237,174

Gross Profit Percentage (B/A)	38.5%	37.1%	39.4%
Adjusted Gross Profit Percentage (C/A)	54.7%	53.4%	55.6%

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
The following table provides an unaudited reconciliation of Purchase of rental equipment to Net Capital Expenditures for Rental Equipment on a historical basis:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Total purchase of rental equipment	$(160,883)	$(111,701)	$(69,070)
Total purchases of rental equipment from discontinued operations	—	(9,491)	(5,102)
Total purchases of rental equipment from continuing operations	(160,883)	(102,210)	(63,968)
Proceeds from sale of rental equipment	30,761	28,041	26,636
Net Capital Expenditures for Rental Equipment	$(130,122)	$(74,169)	$(37,332)

Net CAPEX and Adjusted EBITDA less Net CAPEX
We define net capital expenditures ("Net CAPEX") as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively "total capital expenditures"), less proceeds from sale of rental equipment. Adjusted EBITDA less Net CAPEX is defined as Adjusted EBITDA less the gross profit on sale of rental units, less Net Capital Expenditures. Adjusted EBITDA less Net CAPEX is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or other performance measure derived in accordance with GAAP. In addition, our measurement of Adjusted EBITDA less Net CAPEX may not be comparable to similarly titled measures of other companies. Our management believes that the presentation of Adjusted EBITDA less Net CAPEX provides useful information to investors regarding our results of operations because it assists in analyzing the performance of our business.
The following tables provide unaudited reconciliations of Net income (loss) to Adjusted EBITDA less Net CAPEX on a historical quarterly basis:
Quarterly Consolidated Results for the Year Ended December 31, 2018

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net (loss) income	$(6,835)	$379	$(36,729)	$(10,387)	$(53,572)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Loss from continuing operations	(6,835)	379	(36,729)	(10,387)	(53,572)
Income tax benefit	(420)	(6,645)	(6,507)	(25,028)	(38,600)
Loss from continuing operations before income taxes	(7,255)	(6,266)	(43,236)	(35,415)	(92,172)
Interest expense, net	11,719	12,155	43,447	31,112	98,433
Operating income (loss)	4,464	5,889	211	(4,303)	6,261
Depreciation and amortization	26,281	25,040	39,254	44,165	134,740
EBITDA	30,745	30,929	39,465	39,862	141,001
Goodwill and other impairments	—	—	—	1,600	1,600
Currency losses (gains), net	1,024	572	(425)	1,283	2,454
Restructuring costs	628	449	6,137	8,254	15,468
Transaction costs	—	4,118	10,672	5,261	20,051
Integration costs	2,630	4,785	7,453	15,138	30,006
Stock compensation expense	121	1,054	1,050	1,214	3,439
Other expense	344	9	266	895	1,514
Adjusted EBITDA	35,492	41,916	64,618	73,507	215,533
Less:
Gain on insurance proceeds	3,000	1,765	—	—	4,765
Less:
Rental units sales	3,811	2,435	9,567	9,204	25,017
Rental units cost of sales	2,315	1,263	5,750	7,331	16,659
Gross profit on sale of rental units	1,496	1,172	3,817	1,873	8,358
Less:
Total capital expenditures	33,084	33,295	48,216	50,910	165,505
Total proceeds from rental unit sales from continuing operations	8,128	3,905	9,560	9,168	30,761
Net capital expenditures from continuing operations	24,956	29,390	38,656	41,742	134,744
Adjusted EBITDA less Net CAPEX	$6,040	$9,589	$22,145	$29,892	$67,666

Quarterly Consolidated Results for the Year Ended December 31, 2017

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net loss	$(10,179)	$(5,896)	$(8,357)	$(125,380)	$(149,812)
Income from discontinued operations, net of tax	2,205	3,840	5,078	3,527	14,650
Loss from continuing operations	(12,384)	(9,736)	(13,435)	(128,907)	(164,462)
Income tax (benefit) expense	(4,869)	(5,269)	(7,632)	16,834	(936)
Loss from continuing operations before income taxes	(17,253)	(15,005)	(21,067)	(112,073)	(165,398)
Interest expense, net	22,077	26,398	26,447	32,154	107,076
Operating income (loss)	4,824	11,393	5,380	(79,919)	(58,322)
Depreciation and amortization	18,661	19,364	20,914	22,353	81,292
EBITDA	23,485	30,757	26,294	(57,566)	22,970
Goodwill and other impairments	—	—	—	60,743	60,743
Currency gains, net	(2,002)	(6,497)	(4,270)	(109)	(12,878)
Restructuring costs	284	684	1,156	72	2,196
Transaction costs	86	776	5,233	17,786	23,881
Stock compensation expense	—	—	—	9,382	9,382
Other expense	93	527	972	923	2,515
Adjusted EBITDA	21,946	26,247	29,385	31,231	108,809
Less:
Rental units sales	5,844	4,778	6,606	4,672	21,900
Rental units cost of sales	3,708	2,575	3,784	2,576	12,643
Gross profit on sale of rental units	2,136	2,203	2,822	2,096	9,257
Less:
Total capital expenditures	25,600	30,638	28,976	30,933	116,147
Total capital expenditures from discontinued operations	2,280	1,932	2,643	3,035	9,890
Total capital expenditures from continuing operations	23,320	28,706	26,333	27,898	106,257
Proceeds from rental unit sales	5,844	4,778	8,128	9,291	28,041
Proceeds from rental unit sales from discontinued operations	—	—	1,522	—	1,522
Proceeds from rental unit sales from continuing operations	5,844	4,778	6,606	9,291	26,519
Net capital expenditures from continuing operations	17,476	23,928	19,727	18,607	79,738
Adjusted EBITDA less Net CAPEX	$2,334	$116	$6,836	$10,528	$19,814

Consolidated Results for the Year Ended December 31, 2016

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net (loss) income	$(7,045)	$(933)	$2,325	$(25,283)	$(30,936)
Income from discontinued operations, net of tax	8,692	7,912	10,726	4,865	32,195
Loss from continuing operations	(15,737)	(8,845)	(8,401)	(30,148)	(63,131)
Income tax benefit	(5,038)	(5,993)	(5,651)	(7,820)	(24,502)
Loss from continuing operations before income taxes	(20,775)	(14,838)	(14,052)	(37,968)	(87,633)
Interest expense, net	20,582	20,862	21,077	21,922	84,443
Operating (loss) income	(193)	6,024	7,025	(16,046)	(3,190)
Depreciation and amortization	19,987	18,877	18,576	20,560	78,000
EBITDA	19,794	24,901	25,601	4,514	74,810
Goodwill and other impairments	—	—	—	5,532	5,532
Currency (gains) losses, net	(1,445)	6,251	1,055	7,237	13,098
Restructuring costs	184	1,338	497	791	2,810
Transaction costs	5,392	2,066	436	525	8,419
Other expense	67	348	136	1,294	1,845
Adjusted EBITDA	23,992	34,904	27,725	19,893	106,514
Less:
Rental units sales	2,945	8,334	5,313	5,350	21,942
Rental units cost of sales	1,862	2,662	3,179	3,191	10,894
Gross profit on sale of rental units	1,083	5,672	2,134	2,159	11,048
Less:
Total capital expenditures	13,232	16,942	19,048	22,208	71,430
Total capital expenditures from discontinued operations	915	215	497	3,498	5,125
Total capital expenditures from continuing operations	12,317	16,727	18,551	18,710	66,305
Total proceeds from rental unit sales	4,864	11,109	5,313	5,350	26,636
Net capital expenditures from continuing operations	7,453	5,618	13,238	13,360	39,669
Adjusted EBITDA less Net CAPEX	$15,456	$23,614	$12,353	$4,374	$55,797
Modular - US non-GAAP Reconciliations
Modular - US - Quarterly Results for the Year Ended December 31, 2018

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$32,612	$38,104	$58,454	$67,240	$196,410
Less:
Rental units sales	3,354	2,309	8,595	6,865	21,123
Rental units cost of sales	2,029	1,164	5,025	5,432	13,650
Gross profit on sale of rental units	1,325	1,145	3,570	1,433	7,473
Total capital expenditures	31,509	31,438	44,412	48,277	155,636
Proceeds from rental unit sales	7,671	3,779	8,588	6,829	26,867
Net capital expenditures	23,838	27,659	35,824	41,448	128,769
Gain on insurance proceeds	3,000	1,765	—	—	4,765
Adjusted EBITDA less Net CAPEX	$4,449	$7,535	$19,060	$24,359	$55,403

Modular - US - Quarterly Results for the Year Ended December 31, 2017

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$23,683	$26,329	$29,177	$31,633	$110,822
Less:
Rental units sales	4,877	3,835	5,922	3,637	18,271
Rental units cost of sales	3,113	1,923	3,204	1,859	10,099
Gross profit on sale of rental units	1,764	1,912	2,718	1,778	8,172
Total capital expenditures	22,679	26,923	24,896	25,741	100,239
Proceeds from rental unit sales	4,877	3,835	5,922	8,256	22,890
Net capital expenditures	17,802	23,088	18,974	17,485	77,349
Adjusted EBITDA less Net CAPEX	$4,117	$1,329	$7,485	$12,370	$25,301
Modular - US - Consolidated Results for the Year Ended December 31, 2016

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$22,517	$29,509	$24,781	$26,991	$103,798
Less:
Rental units sales	2,569	6,558	4,570	4,418	18,115
Rental units cost of sales	1,587	1,333	2,721	2,354	7,995
Gross profit on sale of rental units	982	5,225	1,849	2,064	10,120
Total capital expenditures	11,037	15,745	17,669	18,025	62,476
Proceeds from rental unit sales	4,488	9,333	4,570	4,418	22,809
Net capital expenditures	6,549	6,412	13,099	13,607	39,667
Adjusted EBITDA less Net CAPEX	$14,986	$17,872	$9,833	$11,320	$54,011
Modular - Other North America non-GAAP Reconciliations
Modular - Other North America - Quarterly Results for the Year Ended December 31, 2018

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$2,880	$3,812	$6,164	$6,267	$19,123
Less:
Rental units sales	457	126	972	2,339	3,894
Rental units cost of sales	286	99	725	1,899	3,009
Gross profit on sale of rental units	171	27	247	440	885
Total capital expenditures	1,575	1,857	3,804	2,633	9,869
Proceeds from rental unit sales	457	126	972	2,339	3,894
Net capital expenditures	1,118	1,731	2,832	294	5,975
Adjusted EBITDA less Net CAPEX	$1,591	2,054	3,085	5,533	12,263
Modular - Other North America - Quarterly Results for the Year Ended December 31, 2017

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$3,119	$2,506	$2,961	$4,513	$13,099
Less:
Rental units sales	967	943	765	1,035	3,710
Rental units cost of sales	595	652	580	717	2,544
Gross profit on sale of rental units	372	291	185	318	1,166
Total capital expenditures	641	1,782	1,437	2,158	6,018
Proceeds from rental unit sales	967	943	765	1,035	3,710
Net capital expenditures	(326)	839	672	1,123	2,308
Adjusted EBITDA less Net CAPEX	$3,073	$1,376	$2,104	$3,072	$9,625

Modular - Other North America - Consolidated Results for the Year Ended December 31, 2016

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$7,724	$6,861	$6,444	$3,331	$24,360
Less:
Rental units sales	376	1,776	743	1,074	3,969
Rental units cost of sales	275	1,358	468	798	2,899
Gross profit on sale of rental units	101	418	275	276	1,070
Total capital expenditures	1,206	966	845	680	3,697
Proceeds from rental unit sales	376	1,776	743	1,074	3,969
Net capital expenditures	830	(810)	102	(394)	(272)
Adjusted EBITDA less Net CAPEX	$6,793	$7,253	$6,067	$3,449	$23,562
Corporate and Other non-GAAP Reconciliations
Corporate and Other - Quarterly Results for the Year Ended December 31, 2018

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$—	$—	$—	$—	$—
Less:
Rental units sales	—	—	—	—	—
Rental units cost of sales	—	—	—	—	—
Gross profit on sale of rental units	—	—	—	—	—
Total capital expenditures	—	—	—	—	—
Proceeds from rental unit sales	—	—	—	—	—
Net capital expenditures	—	—	—	—	—
Adjusted EBITDA less Net CAPEX	$—	$—	$—	$—	$—
Corporate and Other - Quarterly Results for the Year Ended December 31, 2017

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$(4,856)	$(2,588)	$(2,753)	$(4,915)	$(15,112)
Less:
Rental units sales	—	—	(81)	—	(81)
Rental units cost of sales	—	—	—	—	—
Gross profit on sale of rental units	—	—	(81)	—	(81)
Total capital expenditures	—	—	—	—	—
Proceeds from rental unit sales	—	—	(81)	—	(81)
Net capital expenditures	—	—	81	—	81
Adjusted EBITDA less Net CAPEX	$(4,856)	$(2,588)	$(2,753)	$(4,915)	$(15,112)
Corporate and Other - Consolidated Results for the Year Ended December 31, 2016

	Q1	Q2	Q3	Q4	Full Year
Adjusted EBITDA	$(6,249)	$(1,466)	$(3,500)	$(10,429)	$(21,644)
Less:
Rental units sales	—	—	—	(142)	(142)
Rental units cost of sales	—	(29)	(10)	39	—
Gross profit on sale of rental units	—	29	10	(181)	(142)
Total capital expenditures	74	16	37	5	132
Proceeds from rental unit sales	—	—	—	(142)	(142)
Net capital expenditures	74	16	37	147	274
Adjusted EBITDA less Net CAPEX	$(6,323)	$(1,511)	$(3,547)	$(10,395)	$(21,776)

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:
•our ability to effectively compete in the modular space and portable storage industry;
•changes in demand within a number of key industry end-markets and geographic regions;
•effective management of our rental equipment;
•our ability to acquire and successfully integrate new operations;
•market conditions and economic factors beyond our control;
•our ability to properly design, manufacture, repair and maintain our rental equipment;
•our operating results or financial estimates fail to meet or exceed our expectations;
•operational, economic, political and regulatory risks;
•the effect of changes in state building codes on our ability to remarket our buildings;
•our ability to effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment;
•foreign currency exchange rate exposure;
•increases in raw material and labor costs;
•our reliance on third party manufacturers and suppliers;
•risks associated with labor relations, labor costs and labor disruptions;
•failure to retain key personnel;
•the effect of impairment charges on our operating results;
•our inability to recognize or use deferred tax assets and tax loss carry forwards;
•our obligations under various laws and regulations;
•the effect of litigation, judgments, orders or regulatory proceedings on our business;
•unanticipated changes in our tax obligations;
•any failure of our management information systems;
•our ability to design, implement and maintain effective internal controls, including disclosure controls and controls over financial reporting;
•natural disasters and other business disruptions;
•our exposure to various possible claims and the potential inadequacy of our insurance;
•our ability to deploy our units effectively, including our ability to close projected unit sales;
•any failure by our prior owner or its affiliates to perform under or comply with our transition services and intellectual property agreements;
•our ability to fulfill our public company obligations;
•our subsidiaries’ ability to meet their debt service requirements and obligations;
•our subsidiaries’ ability to take certain actions, or to permit us to take certain actions, under the agreements governing their indebtedness; and
•other factors detailed under the section entitled “Risk Factors.”
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Item 8 of this report. As a result of the Business Combination, (i) WillScot’s consolidated financial results for periods prior to November 29, 2017 reflect the financial results of WSII and its consolidated subsidiaries, as the accounting predecessor to WillScot, and (ii) for periods from and after this date, WillScot’s financial results reflect those of WillScot and its consolidated subsidiaries (including WSII and its subsidiaries) as the successor following the Business Combination. We use certain non-GAAP financial information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Reconciliations of non-GAAP measures are provided where presented.

Executive Summary
We are the leading provider of modular space and portable storage solutions in the US, Canada and Mexico. As of December 31, 2018, our branch network included over 120 locations and additional drop lots to better service our more than 50,000 customers across the US, Canada, and Mexico. We offer our customers an extensive selection of “ready to work” modular space and portable storage solutions with approximately 130,000 modular space units and over 26,000 portable storage units in our fleet. We remain focused on our core priorities of growing modular leasing revenues by increasing modular space units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with VAPS, and on continually improving the overall customer experience.
In 2018, we complemented our already strong organic growth by acquiring and integrating regional and national competitors. In April 2018, we integrated Acton (acquired in December 2017), into our organizational structure, branch footprint and information technology platform. We acquired ModSpace in August 2018, and by November 2018, the sales organizations for WillScot and ModSpace began entering into new contracts (including those associated with legacy ModSpace assets) from WillScot's operating and information technology platform. As of March 2019, the remaining billing, accounts receivable and accounts payable functions have migrated onto the WillScot operating platform marking the completion of the information technology integration and a significant milestone that we believe will allow us to fully transition to realization of the expected cost synergies associated with these strategic transactions. We will continue our integration efforts around real estate consolidation and fleet relocation for both Acton and ModSpace during 2019 and 2020.
These acquisitions coupled with WillScot's innovative "Ready to Work" solutions and commitment to customer service have solidified WillScot's position as the clear market leader in the modular space and portable storage solutions markets.
For the year ended December 31, 2018, key drivers of financial performance include:
•Increased total revenues by $305.5 million, or 68.5% as compared to the same period in 2017, driven by a 73.5% increase in our core leasing and services revenues from both the impact of the Acton, Tyson, and ModSpace acquisitions (discussed in Note 2 of our consolidated financial statements) and organic growth. New and rental unit sales increased 47.3% and 14.2%, respectively, also driven by acquisitions
•On a pro forma basis, including results of WillScot, Acton, and ModSpace for all periods presented, total revenues increased $80.7 million, or 8.2%, which represents the organic growth achieved across the combined portfolio. This growth was driven by a 16.0% increase in core modular leasing revenues as a result of rate improvements and due to increased new sales of 12.4%, offset by lower modular delivery and installation and rental unit sales volumes, down 5.8% and 20.3%, respectively.
•Increased the Modular - US segment revenues which represents 90.2% of 2018 revenue, by $284.7 million, or 72.5%, through:
–Increased average modular space units on rent by 27,170 units, or 75.1% due to the Acton, Tyson, and ModSpace acquisitions;
–Average modular space monthly rental rate growth of 2.4% to $551 including the impacts of acquisitions primarily through increases in the price of our units. Organic increases on unit pricing and VAPS pricing and penetration on the Williams Scotsman legacy fleet were partially offset by lower rates on units acquired from Acton and Tyson and to a lesser extent, ModSpace, and by lower VAPS pricing and penetration on all acquired fleet;
–Average modular space monthly utilization decreased 20 basis points (“bps”) to 73.7% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This decrease was driven primarily by lower utilization on fleet acquired from Acton and Tyson; and
–On a pro forma basis, including results of WillScot, Acton, and ModSpace for all periods presented, average modular space monthly rental rate increased 11.9% organically, with average modular space units on rent up 0.5% organically. These increases in average units on rent drove average modular space monthly utilization up by 230 basis points (“bps”) during the year to 73.8%.
•Increased total revenues in the Modular - Other North America segment which represents 9.8% of 2018 revenue, by $20.1 million, or 37.4%. Increases were driven primarily by:
–Average modular space units on rent increased by 1,824 units, or 35.8% as compared to 2017 driven primarily by acquired units from the ModSpace transaction, as well as organic increases at WillScot;
–Average modular space monthly rental rate increased 5.1% to $559;
–Average modular space monthly utilization increased by 460 bps during the year to 56.8%, as compared to 2017; and
–On a pro forma basis, including results of WillScot and ModSpace for all periods presented, Modular - Other North America segment modular space units on rent decreased 1.7%, and average modular space monthly rental rate increased 0.2%.

•Consolidated net loss of $53.6 million, included $15.5 million of restructuring cost, $30.0 million of integration cost, and $20.1 million of transaction costs, improved by $96.2 million versus prior year, as the Company substantially advanced restructuring and integration efforts related to its acquisitions and recapitalized its balance sheet.
•Generated Adjusted EBITDA of $196.4 million and $19.1 million for the Modular - US Segment and the Modular - Other North America Segment, respectively, for combined Adjusted EBITDA of $215.5 million between the Modular - US Segment and the Modular - Other North America Segment, representing an increase of $91.6 million or 73.9% as compared to 2017, which includes the impact of the Acton, Tyson, and ModSpace acquisitions discussed in Note 2 of the consolidated financial statements. On a consolidated basis including selling, general and administrative costs in Corporate and other related to the Algeco Group's corporate costs incurred in 2017 prior to or as part of the Business Combination, Adjusted EBITDA increased $106.7 million, or 98.1%.
•On a pro forma basis, including the results of WillScot, ModSpace, and Acton for all periods presented, Adjusted EBITDA in 2018 totaled $284.5 million, up $46.6 million, or 19.6% organically from $237.9 million  in 2017. These pro forma results do not include $60.0 million of incremental cost savings that management expects to realize from the ModSpace acquisition, as well as incremental revenue growth from increased penetration of "Ready to Work" solutions across the combined portfolio.
Business Environment and Outlook
Our customers operate in a diversified set of end markets, including commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 80% of our revenues in the year ended December 31, 2018. Market fundamentals underlying these markets are currently favorable, and we expect continued modest market growth in the next several years. Recent events, such as tax reform, discussions of increased infrastructure spending, rebuilding in areas impacted by natural disasters, and a favorable Gross Domestic Product outlook across the US also provide us confidence in continued demand for our products.
For the year ended December 31, 2018, 9.8% of our revenues were from the Modular - Other North America segment, markets in Canada, including Alaska, and Mexico. Prior to the acquisition of ModSpace, revenues from this segment had declined since 2014 as a result of exposure to upstream oil and gas end markets in Alberta, Canada and Alaska. While average modular space units on rent and rental rates have stabilized, competitive pressures in these markets may continue to impact performance until utilization across the industry improves.
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
Increasing the Utilization and Yield of our Rental Equipment.
We are continuously working to increase the utilization and yield of our lease fleet by improving the efficiency and performance of our sales force, expanding penetration of VAPS and enhancing our management information systems. Effective use of real-time information allows us to monitor and optimize the utilization of our fleet, allocate our fleet to the highest demand markets, optimize pricing and determine the best allocation of our capital to invest in fleet and branches as well as to identify opportunities where underutilized lease fleet can be sold to generate cash. Overall product utilization was 72.6% as of December 31, 2018.
Optimizing Cash Flow through Strategic Deployment of Capital.
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

Leveraging Scale via Acquisitions.
The US market for modular space and portable storage solutions is fragmented, with approximately 60% of the market supplied by regional and local competitors. We have the broadest network of operating branches in North America, as well as a highly scalable corporate center and management information systems, which positions us well to continue to acquire and integrate other companies. We may pursue acquisitions that will provide further scale efficiencies to our platform, allowing us to improve returns generated by the acquired assets.
Generating Additional Cash Flow Through Operational Efficiencies and Cost Reductions.
We have implemented a number of management initiatives designed to improve operations and increase profitability, efficiency and operating leverage. We continually assess our branch operating footprint, vendor base, and our operating structure in order to maximize revenue generation while minimizing costs. The recent acquisitions of Acton and ModSpace provide us with increased scale and we continue to execute our integration plan which we expect will extract over $60.0 million of redundant costs from the combined businesses.  We have a proven track record of efficiently integrating acquisitions and quickly eliminating operational redundancies, while maintaining acquired customer relationships.
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
The table below sets forth the average number of units on rent in our modular lease fleet, the average utilization of our modular lease units, and the average monthly rental rate per unit, including VAPS:

	Year Ended December 31,
(in thousands, except unit numbers and rates)	2018	2017	2016
Modular space units on rent (average during the period)	70,257	41,263	40,800
Average modular space utilization rate	71.6%	70.3%	69.1%
Average modular space monthly rental rate	$552	$538	$524
Portable storage units on rent (average during the period)	15,480	12,599	13,782
Average portable storage utilization rate	68.9%	71.4%	77.0%
Average portable storage monthly rental rate	$119	$116	$111
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
Gross Profit
We define gross profit as the difference between total revenue and cost of revenue. Cost of revenues associated with our leasing business includes payroll and payroll-related costs for branch personnel, material and other costs related to the repair, maintenance, storage and transportation of rental equipment. Cost of revenue also includes depreciation expense associated with our rental equipment. Cost of revenues associated with our new unit sales business includes the cost to purchase, assemble, transport and customize units that are sold. Cost of revenues for our rental unit sales consist primarily of the net book value of the unit at date of sale.

Selling, General and Administrative Expense
Our selling, general and administrative (“SG&A”) expense includes all costs associated with our selling efforts, including marketing costs, marketing salaries and benefits, as well as commissions of sales personnel. It also includes integration and transaction costs associated with acquisitions and business combinations, our overhead costs, such as salaries of administrative and corporate personnel and the leasing of facilities we occupy. General and administrative costs in our historical results for Corporate and other relate to the Algeco Group’s corporate costs incurred prior to or in connection with the Business Combination which are not anticipated to be recurring costs.
Other Depreciation and Amortization
Other depreciation and amortization includes depreciation of our property, plant and equipment, as well as the amortization of our intangible assets.
Impairment Losses on Goodwill
We recognize goodwill impairment charges associated with our reporting units when the carrying value exceeds the estimated fair value of the reporting unit.
Impairment Losses on Property, Plant, and Equipment
We recognize property, plant, and equipment impairment charges when the carrying value of assets exceeds the estimated fair value of the assets.
Restructuring Costs
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 420, “Exit or Disposal Cost Obligations” (“ASC 420”). Our restructuring plans are generally country or region specific and are typically completed within a one year period. Restructuring costs incurred under these plans include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and, (iii) other related costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities. The restructuring costs incurred in 2018 primarily related to the integrations of Acton, Tyson and ModSpace. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs, and professional services expenses, are included within SG&A expenses.
Currency Gains (Losses), Net
Currency gains (losses), net include unrealized and realized gains and losses on monetary assets and liabilities denominated in foreign currencies other than our functional currency at the reporting date.
Other Expense, Net
Other expense, net primarily consists of the gain or (loss) on disposal of other property, plant and equipment and other financing related costs.
Interest Expense
Interest expense consists of the costs of external debt including the ABL Facility, the Secured Notes, the Unsecured Notes, and prior to the Business Combination, interest due on amounts owed to affiliates and interest on the revolving credit facility associated with the Algeco Group.
Interest Income
Interest income consists of interest on notes due from affiliates.
Income Tax Expense (Benefit)
We are subject to income taxes in the US, Canada and Mexico. Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, state and jurisdictional law changes, and certain non-deductible expenses such as certain stewardship costs. The rate is also affected by discrete items that may occur in any given year, such as reserves for uncertain tax positions. These discrete items may not be consistent from year to year. Income tax expense (benefit), deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid.

Consolidated Results of Operations
Our consolidated statements of net loss for the years ended December 31, 2018, 2017 and 2016 are presented below. The below results only include results from Acton, Tyson, and ModSpace for the periods subsequent to the respective acquisition dates and do not include any incremental cost savings, revenue growth, or pro forma adjustments that management expects to result from the integrations of the acquired businesses.

	Year Ended December 31,
(in thousands)	2018	2017	2016	2018 vs. 2017 $ Change	2017 vs. 2016 $ Change
Revenues:
Leasing and services revenue:
Modular leasing	$518,235	$297,821	$283,550	$220,414	$14,271
Modular delivery and installation	154,557	89,850	81,892	64,707	7,958
Sales:
New units	53,603	36,371	39,228	17,232	(2,857)
Rental units	25,017	21,900	21,942	3,117	(42)
Total revenues	751,412	445,942	426,612	305,470	19,330
Costs:
Costs of leasing and services:
Modular leasing	143,120	83,588	75,516	59,532	8,072
Modular delivery and installation	143,950	85,477	75,359	58,473	10,118
Costs of sales:
New units	36,863	26,025	27,669	10,838	(1,644)
Rental units	16,659	12,643	10,894	4,016	1,749
Depreciation of rental equipment	121,436	72,639	68,981	48,797	3,658
Gross profit	289,384	165,570	168,193	123,814	(2,623)
Expenses:
Selling, general and administrative	254,871	162,351	139,093	92,520	23,258
Other depreciation and amortization	13,304	8,653	9,019	4,651	(366)
Impairment losses on goodwill	—	60,743	5,532	(60,743)	55,211
Impairment losses on property, plant and equipment	1,600	—	—	1,600	—
Restructuring costs	15,468	2,196	2,810	13,272	(614)
Currency losses (gains), net	2,454	(12,878)	13,098	15,332	(25,976)
Other (income) expense, net	(4,574)	2,827	1,831	(7,401)	996
Operating income (loss)	6,261	(58,322)	(3,190)	64,583	(55,132)
Interest expense	98,433	119,308	94,671	(20,875)	24,637
Interest income	—	(12,232)	(10,228)	12,232	(2,004)
Loss from continuing operations before income tax	(92,172)	(165,398)	(87,633)	73,226	(77,765)
Income tax benefit	(38,600)	(936)	(24,502)	(37,664)	23,566
Loss from continuing operations	(53,572)	(164,462)	(63,131)	110,890	(101,331)
Income from discontinued operations, net of tax	—	14,650	32,195	(14,650)	(17,545)
Net loss	(53,572)	(149,812)	(30,936)	96,240	(118,876)
Net loss attributable to non-controlling interest, net of tax	(4,532)	(2,110)	—	(2,422)	(2,110)
Net loss attributable to WillScot	(49,040)	(147,702)	(30,936)	98,662	(116,766)
Non-cash deemed dividend related to warrant exchange	(2,135)	—	—	(2,135)	—
Net loss attributable to WillScot common shareholders	$(51,175)	$(147,702)	$(30,936)	$96,527	$(116,766)

Comparison of Years Ended December 31, 2018 and 2017
Revenue: Total revenue increased $305.5 million, or 68.5%, to $751.4  million for the year ended December 31, 2018 from $445.9 million for the year ended December 31, 2017. The increase was primarily the result of a 73.5% increase in leasing and services revenue driven by increased volumes from acquisitions and improved pricing. Improved volumes were driven by units acquired as part of the Acton, Tyson, and ModSpace acquisitions and organic unit on rent growth, as well as increased modular delivery and installation revenues on the combined rental fleet of 72.0% due to increased transaction volumes. Average modular space monthly rental rates increased 2.6% for the year ended December 31, 2018, and average modular space units on rent increased 28,994 units, or 70.3%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units for Acton, Tyson, and ModSpace. The increase in leasing and services revenues was further complemented by an increase of $17.2 million, or 47.3% in new unit sales as compared to 2017 primarily driven by increased sales as a result of the ModSpace acquisition, which historically had higher new sales than WillScot, including a single large sale project serviced by the Modular - US segment that accounted for nearly half of the revenue variance. Rental unit sales increased $3.1 million, or 14.2% as compared to 2017.
Total average units on rent for the year ended December 31, 2018 and 2017 were 85,737 and 53,862, respectively. The increase was due to units acquired as part of the Acton, Tyson, and ModSpace acquisitions and organic improvements in modular space average units on rent, with modular space average units on rent increased by 28,994 units, or 70.3% for the year ended December 31, 2018. Modular space average monthly rental rates increased 2.6% for the year ended December 31, 2018. Portable storage average units on rent increased by 2,881 units, or 22.9% for the year ended December 31, 2018. Average portable storage monthly rental rates increased 2.6% for the year ended December 31, 2018. The average modular space unit utilization rate for the year ended December 31, 2018 was 71.6%, as compared to 70.3% during the same period in 2017. The increase in average modular space utilization rate was driven by a reduction in the combined modular space unit fleet size during the period across the WillScot, ModSpace, Acton and Tyson fleet. The average portable storage unit utilization rate during the year ended December 31, 2018 was 68.9%, as compared to 71.4% during the same period in 2017. The decrease in average portable storage utilization rate was driven by organic declines in the number of portable storage average units on rent in the Modular - US segment.
Gross Profit: Our gross profit percentage was 38.5% and 37.1% for the years ended December 31, 2018 and 2017, respectively. Our gross profit percentage, excluding the effects of depreciation ("adjusted gross profit percentage"), was 54.7% and 53.4% for the years ended December 31, 2018 and 2017, respectively.
Gross profit increased $123.8 million, or 74.8%, to $289.4 million for the year ended December 31, 2018 from $165.6 million for the year ended December 31, 2017. The increase in gross profit is a result of a $285.1 million increase in modular leasing and services revenue and increased new unit sales gross profit of $6.3 million, offset by increases of $118.0 million in modular leasing and services costs. Increases in modular leasing and services revenues and costs were primarily as a result of increased revenues due to additional units on rent as a result of recent acquisitions as well as increased margins due to favorable average monthly rental rates on modular space units. These increases were partially offset by increased depreciation of $48.8 million as a result of additional rental equipment acquired as part of the Acton, Tyson, and ModSpace acquisitions, as well as continued capital investment in our existing rental equipment.
SG&A Expense: SG&A expense increased $92.5 million, or 57.0%, to $254.9 million for the year ended December 31, 2018, compared to $162.4 million for the year ended December 31, 2017. The majority of the increases in the Modular- US and Modular – Other North America segments were driven by the acquisitions of Acton and ModSpace during the year, as well as by $50.1 million of integration and transaction costs incurred during 2018 related to these acquisitions. These increases were partially offset by a $45.1 million reduction of costs in Corporate and other related to Algeco Group costs no longer included in our operations.
SG&A expenses in the Modular- US and Modular – Other North America segments increased $137.7 million for the year ended December 31, 2018 as compared to 2017. Integration costs incurred in 2018 were $30.0 million, as compared to no costs in 2017, which include discrete training costs, fleet relocation costs, branch exit costs, and professional service expenses related to the Acton and ModSpace integrations. Employee costs increased $43.4 million driven by the increased size of the workforce before realization of all expected employee savings to be achieved as a result of the restructuring activities. Occupancy costs increased $13.8 million largely due to the expansion of our branch network and storage lots before expected savings are realized as we exit redundant locations. Transaction costs, excluding those in Corporate and other, increased $18.3 million primarily related to costs incurred related to the acquisition of ModSpace. Legal and professional fees increased $10.9 million over 2017 before realization of all expected cost savings and due to operating as a public company for all of 2018. The remaining increases of $21.3 million are primarily related to increased insurance, computer, marketing, office, tax and bad debt expenses related to operating a larger operation as a result of our recent acquisitions and our expanded employee base and branch network.
We estimate cost synergies of approximately $6.4 million related to the Acton and Tyson acquisitions were realized in 2018 and our integration plans remain on track. Acton sales and operations were integrated in April of 2018, and effective November 1, 2018, we began delivering all units acquired from ModSpace under a combined operating and information technology platform. Effective January 7, 2019, we completed the ModSpace system integration and all billing activities on existing ModSpace contracts are now fully integrated. Exit activities for redundant branch locations, such as preparing units and materials for transport to other locations remain on schedule. These activities are expected to continue through 2019 and we expect over $60.0 million of annual reoccurring cost savings as we execute the established integration plans for Acton and ModSpace.
Other Depreciation and Amortization: Other depreciation and amortization increased $4.6 million, or 52.9%, to $13.3 million for the years ended December 31, 2018, compared to $8.7 million for the year ended December 31, 2017. The increase was driven primarily by depreciation on property, plant and equipment acquired as part of the Acton and ModSpace acquisitions in December of 2017 and August of 2018, respectively.
Impairment losses on Goodwill: Impairment losses on goodwill were $0.0 million and $60.7 million for the years ended December 31, 2018 and 2017, respectively. The 2017 impairment loss on goodwill relates to our reporting unit in Canada.
Impairment losses on Property, Plant and Equipment: Impairment losses on property, plant and equipment were $1.6 million for the year ended December 31, 2018 as compared to $0.0 million for the year ended December 31, 2017. In the fourth quarter of 2018, we reclassified certain branch facilities that we intend to exit from property, plant and equipment to held for sale and recognized an impairment on these assets as the estimated fair value was less than the carrying value of the facilities.
Restructuring Costs: Restructuring costs were $15.5 million for the year ended December 31, 2018 as compared to $2.2 million for the year ended December 31, 2017. The 2018 restructuring charges relate entirely to employee termination and lease breakage costs related to the Acton and ModSpace acquisitions and integrations. The 2017 restructuring charges relate to the Algeco Group corporate function and related employee termination costs.
Currency (Gains) Losses, net: Currency (gains) losses, net were a $2.5 million loss for the year ended December 31, 2018 compared to a $12.9 million gain for the year ended December 31, 2017. The decrease in currency gains was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency. The majority of the intercompany receivables and payables contributing to these gains and losses were settled concurrently with the Business Combination.
Other (Income) Expense, Net: Other expense, net was $4.6 million of other income for the year ended December 31, 2018 and $2.8 million of other expense for the year ended December 31, 2017. The increase in other income was driven by the receipt of insurance proceeds related to assets damaged during Hurricane Harvey which contributed $4.8 million and other settlements which contributed $0.8 million to other (income) expense, net, for the year ended December 31, 2018.
Interest Expense: Interest expense decreased $20.9 million, or 17.5%, to $98.4 million for the year ended December 31, 2018 from $119.3 million for the year ended December 31, 2017. Upon consummation of the Business Combination in November 2017, we issued the 2022 Secured Notes and entered into the ABL Facility to fund our operations as a stand-alone company. In the third quarter as part of financing the ModSpace acquisition, we upsized our ABL Facility to $1.425 billion, issued the 2023 Secured Notes, and issued the Unsecured Notes. In connection with the ModSpace acquisition, the Company incurred bridge financing fees and upfront commitment fees of $20.5 million in the third quarter, which are included in interest expense in 2018 and are not expected to reoccur.
The majority of the interest costs incurred during the year ended December 31, 2017 relate to the previous debt structure of WSII as part of the Algeco Group, including $58.4 million of interest expense incurred in 2017 on notes payable to affiliates, which were settled in full in connection with the Algeco Group restructuring that occurred prior to the Business Combination. The decrease in interest expense is driven by our lower average debt and notes payable balances in 2018 under our new debt structure as compared to the Algeco Group debt structure in place in 2017, partially offset by bridge financing and upfront commitment fees of $20.5 million incurred in connection with the ModSpace acquisition and higher average debt balances subsequent to the August of 2018 ModSpace acquisition. See Note 10 to the consolidated financial statements for further discussion of our debt, and the additional debt incurred during the third quarter as part of financing the ModSpace acquisition, which we expect will increase our interest expense in future periods.
Interest Income: Interest income decreased $12.2 million, or 100.0%, to $0.0 million for the year ended December 31, 2018 from $12.2 million for the year ended December 31, 2017. This decrease is due to the decrease in the principal balance of notes due from affiliates, which were settled upon consummation of the Business Combination in November 2017.
Income Tax Benefit: Income tax benefit increased $37.7 million to $38.6 million for the year ended December 31, 2018 compared to $0.9 million for the year ended December 31, 2017. The increase in tax benefit was principally driven by the pre-tax loss tax benefit of $19.4 million, a tax benefit of $11.9 million, related to a reduction in the valuation allowance and a tax benefit of $7.0 million related to a change in the Company asserting indefinite re-investment in certain of its foreign businesses. In 2017, a pre-tax loss tax benefit was reduced by the impairment of Canadian Goodwill, an unfavorable permanent adjustment, with no tax basis which reduces the expected pre-tax loss benefit. In addition, as a result of the Tax Act, the Company remeasured their net deferred tax liabilities and recognized a net tax benefit of $28.1 million which was offset by a $50.5 million valuation allowance at December 22, 2017. Also, refer to Note 13 regarding the Tax Act enacted in the US on December 22, 2017 and additional components of the rate reconciliation.

Comparison of Years Ended December 31, 2017 and 2016
Revenue: Total revenue increased $19.3 million, or 4.5%, to $445.9 million for the year ended December 31, 2017 from $426.6 million for the year ended December 31, 2016. The increase was primarily the result of a 10.5% increase in leasing and services revenue within the Modular - US business segment driven by improved pricing and volumes. Average modular space monthly rental rates in the Modular - US segment increased 7.6% for the year ended December 31, 2017, and average modular space units on rent increased nearly 800 units, or 2.2%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base. Improved volumes were driven by a 5.1% increase in modular space deliveries during the year, driving increased modular delivery and installation revenues, and due to a partial month of units on rent acquired as part of the Acton acquisition that closed on December 20, 2017. These increases were partially offset by declines in total revenue of $8.3 million or 13.4% in the Modular - Other North America business segment, which was primarily attributable to a single project in the upstream oil and gas sector that reached completion in July 2016 that contributed $10.2 million of revenue for the year ended December 31, 2016. Average modular space monthly rental rate for the Modular - Other North America segment declined 22.3% and average modular space units on rent declined by 331 units, or 6.1% for the year.
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
SG&A Expense: SG&A expense increased $23.3 million, or 16.8%, to $162.4 million for the year ended December 31, 2017, compared to $139.1 million for the year ended December 31, 2016. $16.0 million of the increase was driven primarily by discrete professional fees and transaction expenses incurred during 2017 by Corporate and other related to the Business Combination. $8.4 million of the increase was related to the Modular - US segment and was primarily driven by increases in employee commissions and incentives related to additional rental volumes and recurring public company costs prior and subsequent to the Business Combination.
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
Other Expense (Income), Net:  Other expense, net was $2.8 million for the year ended December 31, 2017 and $1.8 million for the year ended December 31, 2016 due to an increase in financing related costs.
Interest Expense: Interest expense increased $24.6 million, or 26.0%, to $119.3 million for the year ended December 31, 2017 from $94.7 million for the year ended December 31, 2016. Upon consummation of the Business Combination in November of 2017, we issued $300.0 million of the 2022 Secured Notes and entered into a new $600.0 million ABL Facility to fund our operations as a stand-alone company. The majority of the interest costs incurred during the year ended December 31, 2017 relate to the previous debt structure of the Company as part of the Algeco Group or to fees associated to establishing the new debt structure. The increase in interest expense is driven by the following items: (a) $7.5 million write-off of deferred issuance costs pertaining to the modification of the ABL Facility and the settlement of the notes due to affiliates, (b) a $5.6 million increase in interest expense on the Algeco Group Revolver facility (see Note 11) as the first quarter amendment to the facility increased the base portion of the variable interest rate, (c) $3.8 million in bridge financing fees incurred in connection with the Business Combination, (d) an increase of $3.5 million in amortization of deferred issuance and discount costs driven by higher deferred issuance and discount costs in 2017, (e) $2.1 million of interest expense incurred under the Notes issued in November 2017 and, (f) $2.0 million of higher interest expense pertained to other financing obligations. See Note 11 to the consolidated financial statements for further discussion of our debt.
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

Business Segments
Our principal line of business is modular leasing and sales. The Company formerly operated a remote accommodations business (the "Remote Accommodations Business"), which consisted of Target Logistics Management LLC (“Target”) and its subsidiaries and Chard Camp Catering Services (“Chard”), that was carved out in connection with the Business Combination and was no longer a part of our business as of December 31, 2017. The Remote Accommodations Business was considered a single reportable segment. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico.
The following tables and discussion summarize our reportable segment financial information for the years ended December 31, 2018, 2017 and 2016. Consistent with the presentation of our financial statements, the below segment results only include results from Acton, Tyson, and ModSpace for the periods subsequent to the respective acquisition dates and do not include any incremental cost savings, revenue growth, or pro forma adjustments that management expects to result from the integrations of the acquired businesses. Future changes to our organizational structure may result in changes to the segments disclosed.

Business Segment Results
Years Ended December 31, 2018, 2017 and 2016

(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate and Other	Total
Year Ended December 31, 2018
Revenue	$677,590	$73,822	$—	$751,412
Gross profit	$264,320	$25,064	$—	$289,384
Adjusted EBITDA	$196,410	$19,123	$—	$215,533
Capital expenditures for rental equipment	$151,407	$9,476	$—	$160,883
Modular space units on rent (average during the period)	63,336	6,921	—	70,257
Average modular space utilization rate	73.7%	56.8%	—	71.6%
Average modular space monthly rental rate	$551	$559	$—	$552
Portable storage units on rent (average during the period)	15,089	391	—	15,480
Average portable storage utilization rate	69.4%	55.6%	—	68.9%
Average portable storage monthly rental rate	$119	$108	$—	$119

(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate and Other	Total
Year Ended December 31, 2017
Revenue	$392,933	$53,656	$(647)	$445,942
Gross profit	$148,685	$17,532	$(647)	$165,570
Adjusted EBITDA	$110,822	$13,099	$(15,112)	$108,809
Capital expenditures for rental equipment	$96,378	$5,832	$—	$102,210
Modular space units on rent (average during the period)	36,166	5,097	—	41,263
Average modular space utilization rate	73.9%	52.2%	—%	70.3%
Average modular space monthly rental rate	$538	$532	$—	$538
Portable storage units on rent (average during the period)	12,246	353	—	12,599
Average portable storage utilization rate	72.2%	52.6%	—%	71.4%
Average portable storage monthly rental rate	$116	$119	$—	$116

(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate and Other	Total
Year Ended December 31, 2016
Revenue	$365,496	$62,004	$(888)	$426,612
Gross profit	$138,996	$30,082	$(885)	$168,193
Adjusted EBITDA	$103,798	$24,360	$(21,644)	$106,514
Capital expenditures for rental equipment	$60,418	$3,550	$—	$63,968
Modular space units on rent (average during the period)	35,372	5,428	—	40,800
Average modular space utilization rate	72.0%	54.8%	—%	69.1%
Average modular space monthly rental rate	$500	$685	$—	$524
Portable storage units on rent (average during the period)	13,430	352	—	13,782
Average portable storage utilization rate	78.1%	50.3%	—%	77.0%
Average portable storage monthly rental rate	$111	$117	$—	$111
Modular - US Segment
Comparison of Years Ended December 31, 2018 and 2017
Revenue: Total revenue increased $284.7 million, or 72.5%, to $677.6 million for the year ended December 31, 2018 from $392.9 million for the year ended December 31, 2017. Modular leasing revenue increased $205.0 million, or 77.6%, driven by improved volumes and pricing. Average modular space units on rent increased 27,170 units, or 75.1% to 63,336 units on rent and resulting modular space utilization decreased by 20 bps. Average modular space monthly rental rates in the Modular - US segment increased 2.4% for the year ended December 31, 2018 to $551. Improved volumes were driven by units acquired as part of the Acton, Tyson, and ModSpace acquisitions, as well as increased modular delivery and installation revenues, which increased $57.2 million, or 70.6%, due to the increased delivery volumes as compared to 2017. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. New unit sales revenue increased $19.7 million, or 67.2%, nearly half of which was driven by a single large sale project. Rental unit sales revenue increased $2.8 million, or 15.3%, primarily a result of the ModSpace acquisition and our larger post-acquisition fleet size.
Gross Profit: Gross profit increased $115.6 million, or 77.7%, to $264.3 million for the year ended December 31, 2018 from $148.7 million for the year ended December 31, 2017. The increase in gross profit was driven by higher revenues driven both by the Acton, Tyson and ModSpace acquisitions and by organic growth. The increase in gross profit from higher revenues was partially offset by a $46.1 million, or 76.5% increase in depreciation of rental equipment for the year ended December 31, 2018 primarily related to acquired units in the Acton, Tyson, and ModSpace acquisitions, and as a result of continued capital investment in our fleet.
Adjusted EBITDA: Adjusted EBITDA increased $85.6 million, or 77.3%, to $196.4 million for the year ended December 31, 2018 from $110.8 million for the year ended December 31, 2017. The increase was driven by higher revenues and gross profits discussed above excluding depreciation, partially offset by increases in SG&A, excluding discrete items, of $81.5 million primarily related to the acquisitions of Acton and ModSpace during the year. Employee costs increased $37.9 million driven by the increased size of the workforce before realization of all expected employee savings to be achieved as a result of the restructuring activities. Occupancy costs increased $12.7 million largely due to the expansion of our branch network and storage lots before expected savings are realized as we exit redundant locations. Legal and professional fees increased $11.0 million over 2017 before realization of all expected cost savings and due to operating as a public company for all of 2018. The remaining increases of $19.9 million are primarily related to increased insurance, computer, marketing, office, tax and bad debt expenses related to operating a larger operation as a result of our recent acquisitions and our expanded employee base and branch network.
Capital Expenditures: Capital expenditures for rental equipment increased $55.0 million, or 57.1%, to $151.4 million for the year ended December 31, 2018 from $96.4 million for the year ended December 31, 2017. Net capital expenditures also increased $51.4 million, or 66.5%, to $128.8 million. The increases for both were driven by increased spend for new units, VAPS, and refurbishments as a result of the increased fleet size due to the Acton, Tyson and ModSpace acquisitions. During the year, our modular space unit fleet grew by nearly 125%, and our average modular space unit fleet grew over 70% in 2018 as compared to 2017.
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
Adjusted EBITDA: Adjusted EBITDA increased $7.0 million, or 6.7%, to $110.8 million for the year ended December 31, 2017 from $103.8 million for the year ended December 31, 2016. The increase was driven by higher modular leasing revenues, partially offset by lower sales volumes and lower delivery and installation and sales margins, as well as increased SG&A costs. SG&A expense increases were related to increased employee commissions and incentives as a result of additional rental volumes and recurring public company costs incurred before and after the Business Combination.
Capital Expenditures:  Capital expenditures for rental equipment increased $36.0 million, or 59.6%, to $96.4 million for the year ended December 31, 2017 from $60.4 million for the year ended December 31, 2016. Net capital expenditures also increased $37.6 million, or 95.0%, to $77.3 million. The increases for both were driven by increased spend for new units, VAPS, and refurbishments as we invested above maintenance capital expenditure levels in the current year to drive modular space unit on rent growth. During the year, modular space units on rent grew organically by 925 units on rent.
Modular - Other North America Segment
Comparison of Years Ended December 31, 2018 and 2017
Revenue: Total revenue increased $20.1 million, or 37.4%, to $73.8 million for the year ended December 31, 2018 from $53.7 million for the year ended December 31, 2017. Modular leasing revenue increased $14.8 million, or 43.4%, which is primarily attributable driven by improved volumes and pricing. Average modular space units on rent increased by 1,824 units, or 35.8% to 6,921 units on rent, and average modular space monthly rental rates in the Modular - Other North America segment increased 5.1% for the year ended December 31, 2018 to $559. Improved volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues, which increased $7.6 million, or 86.4%, due to increased transaction volumes as a result of the combined company. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, as well as by the average modular space monthly rental rates on acquired units. New unit sales revenue decreased $2.5 million, or 35.2%, associated with decreased sale opportunities. Rental unit sales revenue increased $0.2 million, or 5.4%.
Gross Profit: Gross profit increased $7.6 million, or 43.4%, to $25.1 million for the year ended December 31, 2018 from $17.5 million for the year ended December 31, 2017. The effects of favorable foreign currency movements increased gross profit by $0.6 million, as the Canadian Dollar and Mexican Peso strengthened against the US dollar during the year. The increase in gross profit, excluding the effects of foreign currency, was driven by higher revenues as a result of the ModSpace acquisition and organic growth. The increase in gross profit from higher revenues was partially offset by a $2.8 million, or 22.8% increase in depreciation of rental equipment for the year ended December 31, 2018 primarily related to acquired units in ModSpace acquisition.
Adjusted EBITDA: Adjusted EBITDA increased $6.0 million, or 45.8%, to $19.1 million for the year ended December 31, 2018 from $13.1 million for the year ended December 31, 2017. This increase was primarily driven by higher modular leasing margin due to increased modular volumes and average monthly rental rates, offset by increased SG&A expense, excluding discrete items, of $4.3 million primarily related to the ModSpace acquisition during the year. Employee costs increased $2.0 million as a result of the increased size of the workforce and before realization of all expected employee savings as a result of the restructuring to capture operating synergies as a result of integrating these businesses into WillScot. Occupancy costs increased $1.0 million largely due to the expansion of our branch network and storage lots before expected savings are realized as we exit redundant locations. The remaining increases of $1.2 million are primarily related to increased insurance, computer, marketing, office, tax and bad debt expenses related to operating a larger operation as a result of our recent acquisition and our expanded employee base and branch network.
Capital Expenditures: Capital expenditures for rental equipment increased $3.7 million, or 63.8%, to $9.5 million for the year ended December 31, 2018 from $5.8 million for the year ended December 31, 2017. Net capital expenditures also increased $3.7 million, or 158.9% to $6.0 million. The increases for both were driven by increased spend for new units, VAPS, and refurbishments as a result of the increased fleet size due to the ModSpace acquisition. During the year, our modular space unit fleet grew by over 65%.
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
Capital Expenditures: Capital expenditures for rental equipment increased $2.2 million, or 61.1%, to $5.8 million for the year ended December 31, 2017 from $3.6 million for the year ended December 31, 2016. Net capital expenditures also increased $2.0 million to $2.3 million. The increases for both were driven primarily by investments in VAPS and refurbishments of existing lease fleet.
Corporate and Other for the Years Ended December 31, 2018, 2017 and 2016
Gross Profit: The Corporate and other adjustments to revenue and gross profit pertain to the elimination of intercompany leasing transactions between the Modular business segments and the legacy Remote Accommodations Business segment, which was carved out in 2017 and is reflected as discontinued operations in our financial statements.
Adjusted EBITDA: Corporate and other costs and eliminations to consolidated Adjusted EBITDA increased $15.1 million or 100.0% to $0.0 million for the year ended December 31, 2018 from a loss of $15.1 million for the year ended December 31, 2017. The 2017 and 2016 costs related to the Algeco Group operations, which separated from the Company in 2017. Similar costs incurred in 2018 by WillScot are included primarily in the Modular - US segment. Corporate and other costs and eliminations to consolidated Adjusted EBITDA  increased $6.6  million or 30.4% to a loss of $15.1 million for the year ended December 31, 2017 from a loss of $21.7 million for the year ended December 31, 2016 as a result of lower employee costs in 2017.

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
The following table presents a reconciliation of the Company’s net loss to Adjusted EBITDA. Adjusted EBITDA should not be considered as discretionary cash available to the Company to reinvest in the growth of its business or as measures of cash that will be available to meet its obligations. The following table provides an unaudited reconciliation of net income loss to Adjusted EBITDA:

(in thousands)	2018	2017	2016
Net loss	$(53,572)	$(149,812)	$(30,936)
Income from discontinued operations, net of tax	—	14,650	32,195
Loss from continuing operations	(53,572)	(164,462)	(63,131)
Income tax benefit	(38,600)	(936)	(24,502)
Loss from continuing operations before income tax	(92,172)	(165,398)	(87,633)
Interest expense, net (a)	98,433	107,076	84,443
Depreciation and amortization	134,740	81,292	78,000
Currency losses (gains), net	2,454	(12,878)	13,098
Goodwill and other impairments	1,600	60,743	5,532
Restructuring costs	15,468	2,196	2,810
Transaction costs	20,051	23,881	8,419
Integration costs	30,006	—	—
Stock compensation expense	3,439	9,382	—
Other expense	1,514	2,515	1,845
Adjusted EBITDA	$215,533	$108,809	$106,514
(a) In connection with the ModSpace acquisition, the Company incurred bridge financing fees and upfront commitment fees of $20.5 million, included within interest expense, during the year ended December 31, 2018.

Summary Consolidated Supplemental Pro Forma Financial Information
As a result of the significant financing transactions, the Business Combination, and the acquisitions during the years ended December 31, 2018 and 2017, the Company believes presenting unaudited supplemental pro forma financial information is beneficial to the readers of the financial statements. The following table sets forth key metrics used by management to run the business on a pro forma basis as if the ModSpace and Acton acquisitions had occurred on January 1, 2017. Refer to the Supplemental Unaudited Pro Forma Financial Information section below for the full reconciliation of the statements of operations.

	Pro Forma Combined Year Ended December 31,		2018 vs. 2017
(in thousands)	2018	2017	$ Change	% Change
Revenue	$1,064,021	$983,334	$80,687	8.2%
Gross profit	$424,779	$375,499	$49,280	13.1%
Selling, general and administrative expenses	$334,628	$309,611	$25,017	8.1%
Net loss	$(30,012)	$(212,415)	$182,403	(85.9)%

Other Financial Data:
Adjusted EBITDA - Modular - US (a)	$262,504	$224,233	$38,271	17.1%
Adjusted EBITDA - Modular - Other North America (a)	22,024	28,803	(6,779)	(23.5)%
Adjusted EBITDA - Corporate and other (a) (b)	—	(15,112)	15,112	100.0%
Pro Forma Adjustments	—	(70)	70	100.0%
Consolidated Adjusted EBITDA (a)	$284,528	$237,854	$46,674	19.6%
(a) The Company presents Adjusted EBITDA, a measurement not calculated in accordance with GAAP, because it is a key metric used by management to assess financial performance. Our business is capital-intensive and these additional metrics allow management to further evaluate its operating performance. See below for a reconciliation of non-GAAP financial measures.
(b) Included in Corporate and other are SG&A expenses related to the Algeco Group's corporate costs incurred prior to or as part of the Business Combination which are not anticipated to be part of the ongoing costs of WillScot.
Comparison of the Unaudited Pro Forma Combined Year Ended December 31, 2018 to the Unaudited Pro Forma Combined Year Ended December 31, 2017
Pro Forma Revenue: Total revenue increased $80.7 million, or 8.2%, to $1,064.0 million for the year ended December 31, 2018 from $983.3 million for the year ended December 31, 2017. The increase was primarily the result of a $81.2, or 9.7% increase in leasing and services revenue driven by improved pricing and volumes.
Average pro forma modular space monthly rental rates in the Modular - US segment increased 11.9% from $480 for the year ended December 31, 2017, to $537 for the year ended December 31, 2018. Pricing in the Modular - Other North America segment was essentially flat during the year. Average modular space units on rent increased 464 units, or 0.5% in the Modular - US segment, but declined 156 units, or 1.7% in the Modular - Other North America segment. Average modular space utilization in the Modular - US segment increased by 230 bps during the year to 73.8%, while utilization in the Modular - Other North America segment decreased 50 bps during the year to 56.4%.
Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, further supplemented by a lift in VAPS as units acquired as part of the Acton acquisition have returned and gone back our on rent at higher rates and with increased penetration levels on VAPS. Pricing improvements across the legacy ModSpace units were driven by effective price management primarily on modular units. Modular space rates in the Modular - US segment across the combined business have now been experiencing year over year growth of approximately 10% or more for the last 5 consecutive quarters. We expect our favorable pricing trends to continue in 2019 as both the Acton and ModSpace units return and are re-delivered with increased VAPS penetration levels and as we continue to grow base unit rates.
 New sales revenues increased $11.1 million, or 12.4% as compared to 2017 primarily driven by a single large sale project within the US that originated at ModSpace for approximately $30.0 million of revenue. Rental unit sales decreased $11.6 million, or 20.3% as compared to 2017.
Pro Forma Gross Profit: Our gross profit percentage was 39.9% and 38.2% for the years ended December 31, 2018 and 2017, respectively. Our gross profit percentage, excluding the effects of depreciation, was 53.6% and 51.3% for the years ended December 31, 2018 and 2017, respectively.
Gross profit increased $49.3 million, or 13.1%, to $424.8 million for the year ended December 31, 2018 from $375.5 million for the year ended December 31, 2017. The increase in gross profit is a result of a $64.3 million increase in modular leasing and services gross profit. Increases in modular leasing and services gross profit were primarily as a result of increased revenues due to higher modular space average monthly rates in the Modular - US segment. Additionally, the combined business experienced margin expansion within modular leasing and services margins of approximately 200 bps. We expect this trend to continue as we realize synergies in 2019 related to the ModSpace acquisition and continue to pursue rate growth in excess of cost inflation levels. The increase in modular leasing and services gross profits were partially offset by increased depreciation of $16.2 million as a result of continued capital investment in our existing rental equipment, including VAPS.
Pro Forma SG&A: SG&A expense increased $25.0 million, or 8.1%, to $334.6 million for the year ended December 31, 2018, compared to $309.6 million for the year ended December 31, 2017. The majority of the increases in the Modular- US and Modular – Other North America segments were driven by costs incurred to integrate Acton and ModSpace during the year and increased employee costs driven by increased headcounts, partially offset by savings from Corporate and other related to Algeco Group costs no longer included in our operations. Integration costs incurred for the year ended December 31, 2018 totaled $30.0 million compared to $0.8 million for the year ended December 31, 2017.  Results for the year ended December 31, 2018 include approximately $6.4 million of realized synergies primarily in SG&A expenses, but do not include a significant portion of the estimated $60.0 million of synergies associated with the ModSpace combination that we expect to begin to realize in 2019.
Pro Forma Net Loss: Net loss was $30.0 million for the year ended December 31, 2018 and $212.4 million of net loss for the year ended December 31, 2017. The decrease in net loss was driven by growth in gross profit  of $49.3 million as described above, a reduction in goodwill impairments of $60.7 million, and reductions in losses on reorganization related to the ModSpace emergence from bankruptcy in March of 2017 of $92.5 million, partially offset by increased SG&A of $25.0 million as described above, and the impact of lost net income from discontinued operations of $14.7 million related to the Remote Accommodations segment for the year ended December 31, 2017.
Pro Forma Adjusted EBITDA: Adjusted EBITDA increased $46.7 million, or 19.6%, to $284.5 million for the year ended December 31, 2018 from $237.9 million for the year ended December 31, 2017. The increase was driven primarily by higher revenues driven by increased modular space rates in the Modular - US segment and the resulting gross profits as discussed above excluding depreciation (increase of $65.5 million), partially offset by increases in SG&A as discussed above.
Summary Business Segment Supplemental Pro Forma Financial Information
Modular - US Quarterly Results
Pro Forma Quarterly Results for the Year Ended December 31, 2018

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Modular space units on rent (average during the period)	86,145	86,959	86,953	86,369	86,610
Average modular space utilization rate	72.4%	73.9%	74.9%	75.3%	73.8%
Average modular space monthly rental rate	$508	$527	$549	$563	$537
Portable storage units on rent (average during the period)	18,517	17,948	17,689	17,868	18,043
Average portable storage utilization rate	70.8%	69.0%	68.5%	69.4%	69.4%
Average portable storage monthly rental rate	$114	$115	$118	$119	$116
Pro Forma Quarterly Results for the Year Ended December 31, 2017

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Modular space units on rent (average during the period)	84,707	86,032	86,905	87,208	86,146
Average modular space utilization rate	69.4%	70.6%	71.8%	72.4%	71.5%
Average modular space monthly rental rate	$459	$473	$484	$500	$480
Portable storage units on rent (average during the period)	19,496	18,873	18,979	19,074	19,135
Average portable storage utilization rate	73.6%	71.1%	71.9%	72.7%	72.9%
Average portable storage monthly rental rate	$105	$106	$108	$111	$107

Modular - Other North America Quarterly Results
Pro Forma Quarterly Results for the Year Ended December 31, 2018

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Modular space units on rent (average during the period)	9,165	9,251	9,258	9,180	9,201
Average modular space utilization rate	55.9%	56.8%	56.8%	56.6%	56.4%
Average modular space monthly rental rate	$557	$571	$581	$546	$565
Portable storage units on rent (average during the period)	455	469	458	429	451
Average portable storage utilization rate	55.5%	57.5%	57.0%	54.0%	55.6%
Average portable storage monthly rental rate	$105	$105	$96	$101	$102
Pro Forma Quarterly Results for the Year Ended December 31, 2017

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Modular space units on rent (average during the period)	9,147	9,388	9,607	9,381	9,357
Average modular space utilization rate	54.3%	56.0%	57.9%	57.0%	56.9%
Average modular space monthly rental rate	$564	$557	$576	$555	$564
Portable storage units on rent (average during the period)	460	454	451	451	454
Average portable storage utilization rate	52.7%	52.3%	53.5%	54.4%	54.7%
Average portable storage monthly rental rate	$98	$103	$109	$111	$105

Liquidity and Capital Resources
Overview
WillScot is a holding company that derives all of its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, credit facilities, and sales of equity and debt securities.
Our liquidity as of December 31, 2018 consisted of cash and cash equivalents and unused commitments under our ABL Facility, which is discussed below. Our practice is to maintain sufficient liquidity through cash from operations and our ABL Facility, to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations, together with amounts available under the ABL Facility, will be adequate to permit us to meet our obligations over the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our US ABL Facility or Canadian ABL Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our US ABL Facility or Canadian ABL Facility is not sufficient, we may have to obtain additional financing. See “Risk Factors—Risks Relating to Our Capital Structure—Global capital and credit market conditions could materially and adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to us.”
As of December 31, 2018, we had approximately $1.7 billion of total nominal indebtedness outstanding. We issued   $300.0 million of 2023 Secured Notes and $200.0 million of Unsecured Notes during the year ended December 31, 2018 and expanded our ABL Facility to $1.425 billion. A substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.
We may from time to time seek to retire our securities for cash or other consideration in open market purchases, privately-negotiated transactions, exchange offers or otherwise. Additionally, we may pursue additional strategic acquisitions. Any such transactions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Borrowing Capacity and Availability
Borrowing availability under the US ABL Facility and Canadian ABL Facility is equal to the lesser of $1.285 billion and $140.0 million and the US and Canadian Borrowing Bases (together, the “Line Cap”). The US and Canadian Borrowing Bases are a function of, among other things, the value of the assets in the relevant collateral pool.

At December 31, 2018, the Line Cap was $1.425 billion and we had $532.6 million of available borrowing capacity under the ABL Facility, including $393.5 million under the US ABL Facility and $139.1 million under the Canadian ABL Facility.
See Part II, Item 8, Note 10 herein for further discussion of WillScot's indebtedness.
Cash Flows
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures for rental equipment. With the exception of 2017 when we incurred significant discrete costs related to the Business Combination, we historically have generated and expect to continue to generate positive cash flow from operations.
Prior to the Business Combination in the fourth quarter of 2017, WSII was subject to a centralized cash management strategy utilized by the Algeco Group. As part of this strategy, significant intercompany notes due to and from Algeco Group affiliates were created to fund the operating needs of certain Algeco Group affiliates as well as to fund the debt obligations of the Algeco Group. The impact of these notes are included within investing and financing activities in our 2017 and 2016 consolidated statements of cash flows, but have no impact on the 2018 consolidated statement of cash flows or our future results. Additionally, prior to the Business Combination, the activity of the Remote Accommodations Business, which is no longer part of the Company, is included within the 2017 and 2016 consolidated statements of cash flows. The significant non-cash activity of the Remote Accommodations Business is discussed further in Note 3 to the consolidated financial statements.
The following summarizes our change in cash and cash equivalents cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by (used in) operating activities	$37,149	$(1,362)	$58,731
Net cash used in investing activities	(1,217,202)	(392,650)	(30,236)
Net cash provided by (used in) financing activities	1,180,037	396,833	(31,394)
Effect of exchange rate changes on cash and cash equivalents	(211)	202	(241)
Net change in cash and cash equivalents	$(227)	$3,023	$(3,140)
Comparison of the Years Ended December 31, 2018 and 2017 and December 31, 2017 and 2016
Cash Flows from operating activities
Cash provided by operating activities for the year ended December 31, 2018 was $37.1 million as compared to cash used in operating activities of $1.4 million for the year ended December 31, 2017, an increase of $38.5 million. This was primarily due to a $30.1 million increase of net income, adjusted for non-cash items, during 2018 as compared to 2017 due to the impact of the Acton, Tyson, and ModSpace acquisitions on revenue and gross profit. A $8.5 million increase in the net movements of the operating assets and liabilities also contributed to the overall increase in cash provided by operating activities. This increase was driven by lower interest payments in 2018 compared to 2017, offset partially by higher use of cash to pay down accounts payable and accrued liabilities, both associated with transaction expenses incurred for the Business Combination as well as normal operating liabilities.
Cash used by operating activities for the year ended December 31, 2017 was $1.4 million as compared to cash provided by operating activities of $58.7 million for year ended December 31, 2016, a decrease of $60.1 million. This was primarily due to a $66.8 million decrease of net income, adjusted for non-cash items, during 2018 as compared to 2017 due to higher discrete expenses incurred in connection with the Business Combination, ABL Facility, and the 2022 Senior Secured Notes, and lower gross profit on our continuing and discontinued business operations. The decrease was partially offset by a$6.7 million increase in the net movements of the operating assets and liabilities, driven by higher accruals associated with transactions expenses incurred related to the Business Combination.
Cash flows from investing activities
Cash used in investing activities for the year ended December 31, 2018 was $1,217.2 million as compared to $392.7 million for the year ended December 31, 2017, an increase of $824.5 million. This increase was principally the result of an increase in cash used of $846.0 million for the acquisition of businesses and an increase in cash used of $49.2 million for the purchase of rental equipment. In 2018, we acquired ModSpace and Tyson for combined cash consideration of $1,083.1 million compared to the acquisition of Acton in 2017 for cash consideration of $237.1 million. We incurred capital expenditures for the purchase of rental equipment of $160.9 million and $111.7 million during the years ended December 31, 2018 and 2017, respectively. The increase in capital expenditures was driven primarily by strategic investment in refurbishment of existing fleet, purchase of VAPS, and new fleet purchases to maintain and grow units on rent. The increase in cash used in investing activities was partially offset by a $67.8 million decrease in cash used in lending activities to affiliates. In 2018, we did not engage in any lending activities as the notes due from affiliates were settled as part of the Business Combination in 2017.
Cash used in investing activities for the year ended December 31, 2017 was $392.7 million as compared to $30.2 million for the year ended December 31, 2016, an increase of $362.5 million. This increase was principally the result of an increase in cash used of $237.1 million for the acquisition of a business, an increase in cash used of $42.6 million for the purchase of rental equipment, and an increase in cash used of $80.0 million on lending, net of repayments, on notes due from affiliates. In 2017, we acquired Acton for $237.1 million. We incurred capital expenditures for the purchase of rental equipment of $111.7 million and $69.1 million during the years ended December 31, 2017 and 2016, respectively. The increase in capital expenditures was driven by strategic investments in rental equipment driven by growth in units on rent. In addition, we had net lending on notes due from affiliates of $67.8 million during the year ended December 31, 2017 compared to net proceeds from the repayment of notes due from affiliates of $12.2 million during the year ended December 31, 2016. These notes due from affiliates were settled in connection with the Business Combination.
Cash flows from financing activities
Cash provided by financing activities for the year ended December 31, 2018 was $1,180.0 million as compared to $396.8 million cash provided by financing activities for the year ended December 31, 2017, an increase of $783.2 million. The increase is primarily driven by a $1,093.2 million increase in borrowings net of repayments and a $123.9 million decrease in net repayments on notes due to affiliates. In order to finance the cash consideration for the acquisition of ModSpace in the third quarter of 2018, we issued $300.0 million of 2023 Secured Notes, issued $200.0 million of Unsecured Notes, and borrowed an additional $597.1 million on the up-sized ABL Facility, which drove the overall increase in borrowings, net of repayments. In 2017, in connection with the Business Combination, the obligations under the notes due to affiliates were settled and there was no activity related to these notes in 2018. The increase in cash provided by financing activities was partially offset by a $424.6 million decrease in cash receipts from the issuance of common stock. We had cash receipts of $147.2 million and $571.8 million from the issuance of common stock during the years ended December 31, 2018 and 2017, respectively. The 2018 stock issuance was used to finance the acquisition of ModSpace and the 2017 stock issuance was made in connection with the Business Combination.
Cash provided by financing activities for the year ended December 31, 2017 was $396.8 million as compared to $31.4 million cash used in financing activities for the year ended December 31, 2016, an increase of $428.2 million. This increase is primarily driven by $571.8 million in proceeds received in connection with the Business Combination. This was offset by an increase of $135.6 million in the repayments in excess of borrowings on notes due to affiliates which were settled in connection with the Business Combination. In addition, payments of financing costs increased $29.3 million in connection with entering into the ABL Facility and the issuance of the 2022 Senior Secured Notes.
Contractual Obligations
The following table presents information relating to our contractual obligations and commercial commitments as of December 31, 2018:

(in thousands)	Total	Less than 1 year	Between 1 to 3 Years	Between 3 and 5 years	More than 5 years
Long-term indebtedness, including current portion and interest (a) (b)	$2,184,842	$116,130	$233,815	$1,797,148	$37,749
Capital lease obligations	104	104	—	—	—
Operating lease obligations	151,670	39,365	54,748	32,502	25,055
Total	$2,336,616	$155,599	$288,563	$1,829,650	$62,804
(a) Long-term indebtedness includes borrowings and interest under the ABL Facility, the 2022 Senior Secured Notes, the 2023 Senior Secured Notes, the Unsecured Notes and other debt and financing obligations.
(b) Includes the obligations under our interest rate swap agreement, that effectively convert $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The future obligations under the interest rate swaps was calculated using the 1-month LIBOR rate as of December 31, 2018.
At December 31, 2018, in addition to the above contractual obligations, the Company had $23.6 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.
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

Revenue Recognition
The Company generates revenue from leasing, selling, delivering, installing, maintaining and removing new and used units. The Company enters into arrangements with a single deliverable as well as multiple deliverables. Revenue under arrangements with multiple deliverables is recognized separately for each unit of accounting with the arrangement consideration allocated based on the relative selling price method. To the extent that multiple contracts with a single counterparty are entered into, management considers whether they should be considered as one contract for accounting purposes.
Modular leasing and services revenue
Income from operating leases is recognized on a straight-line basis over the lease term. Delivery, installation, maintenance and removal services associated with rental activities are recognized upon completion of the related services.
The Company’s lease arrangements typically include lease deliverables, such as the lease of modular space or portable storage units and VAPS, and related non-lease services including delivery, installation, maintenance and removal services. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables and non-lease deliverables is based upon the best estimate of selling price method. Lease agreements typically do not include an option for the lessee to purchase the assets.
When leases and services are billed in advance, recognition of revenue is deferred until services are rendered. If equipment is returned prior to the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return.
Rental equipment is primarily leased under operating leases. Operating lease minimum contractual terms generally range from 1 month to 60 months, and averaged approximately 10 months for the year ended December 31, 2018.
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
A portion of the Company's sales revenue is derived from certain contracts primarily with former ModSpace customers where revenue is recognized using percentage of completion ("POC") accounting. POC accounting is used when reasonably dependable estimates can be made regarding the outcome of the contract. For all other sales contracts, the Company uses the completed-contract method. Under POC accounting, income is recognized in proportion to the costs incurred to date under the contract compared to estimated total costs of the project. If a contract is expected to result in a loss, it will be recognized in profit or loss in the period in which that determination is made. For each POC contract in progress, an asset (costs in excess of billings included in prepaid and other current assets) or a liability (billings in excess of costs in accrued liabilities) is recognized.
Goodwill and Intangible Assets
The Company performs its annual impairment test of goodwill as of October 1 at the reporting unit level, as well as during any reporting period in which events or changes in circumstances that in management’s judgment may constitute triggering events under ASC 350-20 Intangibles – Goodwill and Other, Testing Goodwill for Impairment. The Company uses an independent valuation specialist for its annual impairment tests to assist in the valuation.
When assessing the fair value of the reporting units under the impairment test, management considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on earnings multiples of comparable companies. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates, discount rates and foreign exchange rates. Other estimates relate to tax payments, operating margins and capital expenditures.
Beginning with the 2016 impairment analysis, management began weighting the income approach valuation analysis at 100%. Management believes that the income method and assumptions therein are more reflective of the Company’s fair value given the considerable acquisition and combination activity in the last two years, as well as current market conditions.
If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for the excess, not to exceed the total amount of goodwill allocated to that reporting unit.
The Company performs its annual goodwill impairment review on October 1.
As of October 1, 2016, it was determined that the fair value of the Mexico reporting unit, which is included in the Modular – Other North America segment, was less than its carrying value. As a result, the Company recorded a $5.5 million impairment charge on the goodwill associated with this reporting unit during the fourth quarter of 2016, which represented a full write-off of all goodwill associated with this reporting unit. The Company concluded that the goodwill associated with the US and Canadian reporting units was not impaired as of October 1, 2016.
As of October 1, 2017, it was determined that the fair value of the Canadian reporting unit, which is included in the Modular – Other North America segment, was less than its carrying value. Therefore, the Company recorded a $60.7 million impairment charge on the goodwill associated with this reporting unit during the fourth quarter of 2017, which represented a full write-off of all goodwill associated with this reporting unit based on the goodwill assigned to that reporting unit at the time of the 2017 goodwill impairment assessment. The Company concluded that the goodwill associated with the US reporting unit was not impaired as of October 1, 2017.
On August 15, 2018, the Company acquired ModSpace, a privately-owned provider of office trailers, portable storage units and modular buildings. Upon completion of the preliminary assignment of the fair values of the ModSpace assets acquired and liabilities assumed, $180.6 million of goodwill was allocated to the US reporting unit and $35.1 million of goodwill was allocated to the Canadian reporting unit.
The Company performed its goodwill impairment analysis as of October 1, 2018 and concluded that goodwill was not impaired. As of October 1, 2018, the US reporting unit was determined to have a fair value in excess of carrying value of over 100.0%. The Canadian reporting unit was determined to have a fair value in excess of carrying value of approximately 2.0%.
In December 2018, there was a significant decline in the debt and equity capital markets, including the Company’s stock price, which constituted an indicator of potential impairment in management's judgment. As a result, the Company performed an interim goodwill impairment test as of December 31, 2018. The interim impairment analysis determined that there was no impairment of goodwill for either the US and Canadian reporting units as of December 31, 2018. As of December 31, 2018, the US reporting unit continued to have a fair value in excess of carrying value of over 100.0%. The Canadian reporting unit was determined to have a fair value in excess of carrying value of less than 1.0% as of December 31, 2018.
At December 31, 2018, there was $33.8 million of goodwill allocated to the Canadian reporting unit. If all assumptions were held constant, a 1% increase in the discount rate would result in a $30.9 million decrease in the estimated fair value of the Canadian reporting unit and would result in impairment of a portion of the Company’s goodwill. A 1% decrease in the discount rate would result in a $41.1 million increase in the estimated fair value of the Canadian reporting unit. We continue to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit.
There are inherent uncertainties and judgments involved when determining the fair value of the reporting units for purposes of the Company’s annual goodwill impairment testing. The success of the reporting unit depends on the achievement of certain key assumptions developed by management that are used in the discounted cash flow analyses. These are contingent upon various factors including, but not limited to (i) achieving revenue growth through pricing, increased units on rent, increased penetration of value added products and services, and other commercial strategies, (ii) efficient management of operations and fleet through maintenance and capital investment, and, (iii) achieving margin expectations, including integration synergies with acquired companies. In addition, some of the estimates and assumptions used in determining the fair value of the reporting units including the discount rate, foreign currency rates, and growth rates, utilize inputs that are outside the control of management and dependent on market and economic conditions. These assumptions are inherently uncertain and deterioration of market and economic conditions would adversely impact the Company's ability to meet its projected results.
The income approach requires us to make certain estimates and judgments. To arrive at the future cash flows, the Company uses estimates of economic and market information, including growth rates in revenues and costs, working capital and capital expenditure requirements, operating margins, projected foreign exchange rates and tax rates. Several of the assumptions used in the Company’s discounted cash flow analysis are based upon its multi-year financial plan. The Company’s annual planning process takes into consideration many factors including: the Company’s historical results and operating performance, related industry trends, pricing and other commercial strategies, operational considerations, and market data, among other things. Assumptions are also made for periods beyond the multi-year financial plan period.
The discount rate used in the income approach is determined using a weighted-average cost of capital and reflects the risks and uncertainties in the cash flow estimates. The weighted-average cost of capital includes a cost of debt and equity. The cost of equity is estimated using the capital asset pricing model, which includes inputs for a long-term risk-free rate, equity risk premium, company/small stock risk premium, an asset beta appropriate for the assets in the reporting unit, as well as Company-specific premiums or discounts that may be applied in management’s judgment.
The Company’s estimates of fair value are sensitive to the aforementioned inputs to the valuation approach. If any one of the above inputs changes, it could reduce or increase the estimated fair value of the affected reporting unit. A reduction in the fair value of a reporting unit could result in an impairment charge up to the full amount of goodwill reported. Some of the inputs, such as forecasts of revenue and earnings growth, are subject to change given their operational uncertainty. Other inputs, such as the discount rate and foreign currency rates, are subject to change as they are outside of the Company’s control.
Although the Company believes that it has sufficient historical and projected information available to test for goodwill impairment, it is possible that actual results could differ from the estimates used in its impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows, discount rate and foreign exchange rates are among the most sensitive and are considered to be critical assumptions, as changes to these estimates could have an effect on the estimated fair value of each of the Company’s reporting units.
Accounting for Acquisitions
The Company has made a number of acquisitions in the past and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. Rental equipment is valued utilizing a replacement cost approach. The intangible assets that the Company has acquired are trade names, and favorable lease rights. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Trade names and favorable lease rights are valued based on an excess earnings or income approach based on projected cash flows.
Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant estimates and assumptions. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future.
Upon completion of an acquisition the Company acquires other assets and assumes liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities' balance sheets
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rental to customers and VAPS which are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation and impairment losses. Rental equipment acquired through acquisitions is measured at fair value utilizing a replacement cost approach as part of purchase accounting. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and betterments to rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are capitalized and depreciated over the lease term. Maintenance and repair costs are expensed as incurred.
Depreciation is generally computed using the straight-line method over the estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space and portable storage units	10 - 20 years	20 - 50%
VAPS and other related rental equipment	2 – 8 years	0%
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
On December 22, 2017, President Trump signed the Tax Act into legislation, which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, shifts the US from worldwide to territorial system of taxation, imposes a one-time inclusion (the "Mandatory Inclusion") to US tax at effective tax rates of 15.5% for non-US cash and cash equivalents and 8% for remainder, if any of the accumulated untaxed non-US earnings of non-US subsidiaries, introduces US tax on certain non-US earnings taxed at lower rates notwithstanding a territorial system of taxation (“GILTI”), introduces an alternate tax to the extent certain requisite thresholds are met to prevent taxpayers from eroding the US tax base with deductible payments to non-US subsidiaries (“BEAT”), imposes a limitation on deductibility of interest expense to 30% of US taxable income (with certain adjustments through 2021), and imposes limitations on deductibility of executive compensation to $1.0 million. Please refer to Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report for additional information regarding the Tax Act and its impact on our financial results as of and for the year ended December 31, 2018.

Supplemental Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information has been prepared for WillScot, in accordance with SEC Regulation S-X Article 11, for the years ended December 31, 2018 and 2017. The unaudited pro forma income statements for the years ended December 31, 2018 and 2017 present the historical consolidated statement of operations of WillScot for the year ended December 31, 2018 and 2017, giving effect to the following items as if they had occurred on January 1, 2017:
ithe acquisition of ModSpace, including the issuance of shares of our Class A common stock and the 2018 Warrants to purchase shares of     common stock to the sellers of ModSpace;
iithe financing transactions (the "Financing Transactions"), including: the issuance of 9,200,000 of our Class A common stock (see Note 12 to our     consolidated financial statements), the entry into the ABL Facility, as amended, (see Note 10 to our consolidated financial statements) and the     issuance of $300.0 million of the 2023 Secured Notes and $200.0 million of Unsecured Notes (see Note 10 to our consolidated financial      statements);
iiithe effects of the Business Combination of Double Eagle and WSII; and
ivthe transaction costs incurred in connection with the acquisition of ModSpace, Acton, the Financing Transactions, and the Business       Combination.
The adjustments presented on the unaudited pro forma financial statements have been identified and presented to provide relevant information necessary for an accurate understanding of the combined company following the transactions and events described above. The unaudited pro forma financial information set forth below is based upon available information and assumptions that we believe are reasonable and is for illustrative purposes only. The financial results may have been different if the transactions described above had actually been completed sooner. You should not rely on the unaudited pro forma financial information as being indicative of the historical results that would have been achieved if these transactions and events had been completed as of January 1, 2017. The unaudited pro forma combined financial information below should be read in conjunction with the audited consolidated financial statements and related notes of the Company included elsewhere in this Form 10-K. All pro forma adjustments and their underlying assumptions are described more fully in the notes below.
Accounting Policies
During the preparation of these unaudited pro forma condensed combined financial statements, the Company assessed whether there were any material differences between the Company’s accounting policies and Acton and ModSpace’s accounting policies. The assessment performed did not identify any material differences and as such, these unaudited pro forma condensed combined financial statements do not adjust for or assume any differences in accounting policies between WillScot, Acton and ModSpace. Following the acquisitions, Acton and ModSpace conformed to the Company’s accounting policies and financial statement presentation classifications.
Pro forma Presentation
The following unaudited pro forma condensed combined financial information and associated notes are based on the historical financial statements of WillScot, Acton and ModSpace described below. Our fiscal year is different than ModSpace’s historical fiscal year. Our fiscal year ends on December 31, while ModSpace’s historical fiscal year ends on September 30. In preparing the unaudited pro forma condensed combined statement of operations for the year ended December 31, 2017, certain historical financial information for ModSpace was reclassified to align with WillScot’s annual reporting period. To adjust the historical operating results of ModSpace’s September 30 fiscal year, we added the operating results for the three months ended December 31, 2017 (Successor), and subtracted the operating results for the three months ended December 31, 2016 (Predecessor) from the year ended September 30, 2017 for the ModSpace statement of operations, to arrive at the reclassified statement of operations for the twelve months ended December 31, 2017 for ModSpace. To derive the historical operating results of ModSpace for the period ended August 15, 2018, we subtracted the operating results for the three months ended December 31, 2017 (Successor) from the nine months ended June 30, 2018 for the ModSpace statement of operations, to arrive at the reclassified statement of operations for the six months ended June 30, 2018 and added the results of operations from the period of July 1, 2018 to August 15, 2018 (“Stub period”) to arrive at the ModSpace results of operations from the period January 1, 2018 to August 15, 2018, the date of the ModSpace Acquisition. The ModSpace operating results for the three months ended December 31, 2017 are derived from the historical unaudited interim financial statements of ModSpace. The three month period was derived by taking the ModSpace historical unaudited statement of operations for the six months ended March 31, 2018, and subtracting the three months ended March 31, 2018. In addition, certain reclassifications were made to the reported financial information of ModSpace to conform to the reporting classifications of WillScot.
The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2018 combines: the audited historical consolidated statement of operations of WillScot for the year ended December 31, 2018 (historical statements include Acton operating results as it was a wholly owned subsidiary of WillScot during this period); and the reclassified unaudited historical consolidated statement of operations of ModSpace for the period from January 1, 2018 through August 15, 2018 (the ModSpace operating results from August 16, 2018 to September 30, 2018 are included in the WillScot historical financial statements as it was a wholly owned subsidiary of WillScot during that period).
The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2017 combines: the audited historical consolidated statement of operations for WillScot for the year ended December 31, 2017; the reclassified unaudited historical consolidated statement of operations of ModSpace for the twelve months ended December 31, 2017; and the unaudited historical consolidated statement of operations of Acton for the period from January 1, 2017 to December 20, 2017.

Unaudited Pro Forma Results of Operations for the Year ended December 31, 2018

(in thousands)	Historical WillScot for the year ended December 31, 2018	Historical ModSpace reclassified for the period from January 1, 2018 to August 15, 2018 (Successor)	ModSpace Acquisition Adjustments		Other Financing Transaction Adjustments		Pro Forma Combined
Revenues:
Leasing and services revenue:
Modular leasing	$518,235	$172,572	$—		$—		$690,807
Modular delivery and installation	154,557	72,285	—		—		226,842
Sales:
New units	53,603	47,087	—		—		100,690
Rental units	25,017	20,665	—		—		45,682
Total revenues	751,412	312,609	—		—		1,064,021
Costs:
Costs of leasing and services:
Modular leasing	143,120	45,653	—		—		188,773
Modular delivery and installation	143,950	57,663	—		—		201,613
Costs of sales:
New units	36,863	35,891	—		—		72,754
Rental units	16,659	13,818	—		—		30,477
Depreciation of rental equipment	121,436	30,203	(6,014)	(1a)	—		145,625
Gross profit	289,384	129,381	6,014		—		424,779
Expenses:
Selling, general and administrative	254,871	108,690	(28,933)	(1b)	—		334,628
Other depreciation and amortization	13,304	6,894	(4,317)	(1c)	—		15,881
Impairment losses on goodwill	—	—	—		—		—
Impairment losses on property, plant and equipment	1,600	—	—		—		1,600
Restructuring costs	15,468	—	—		—		15,468
Currency losses, net	2,454	—	—		—		2,454
Other (income) expense, net	(4,574)	975	—		—		(3,599)
Operating income	6,261	12,822	39,264		—		58,347
Interest expense	98,433	20,279	—		649	(1f)	119,361
Interest income	—	—	—		—		—

Loss from continuing operations before income tax	(92,172)	(7,457)	39,264		(649)		(61,014)
Income tax (benefit) expense	(38,600)	574	7,191	(1d)	(167)	(1d)	(31,002)
(Loss) income from continuing operations	(53,572)	(8,031)	32,073		(482)		(30,012)
Income from discontinued operations, net of tax	—	—	—		—		—
Net (loss) income	(53,572)	(8,031)	32,073		(482)		(30,012)
Net (loss) income attributable to non-controlling interest, net of tax	(4,532)	—	1,954	(1e)	—		(2,578)
Total (loss) income attributable to WillScot	$(49,040)	$(8,031)	$30,119		$(482)		$(27,434)

Unaudited Pro Forma Results of Operations for the Year ended December 31, 2017

						Historical ModSpace (Reclassified)
(in thousands)	Historical WillScot for the year ended December 31, 2017	Business Combination Adjustment	Historical Acton from January 1, 2017 to December 20, 2017	Acton Acquisition Adjustment	Pro Forma As Adjusted	January 1, 2017 to March 2, 2017 (Predecessor)	March 3, 2017 to December 31, 2017 (Successor)	ModSpace Acquisition Adjustments	Other Financing Transaction Adjustments	Pro Forma Combined
Revenues:
Leasing and services revenue:
Modular leasing	$297,821	$—	$47,091	$—	$344,912	$41,493	$209,237	$—	$—	$595,642
Modular delivery and installation	89,850	—	38,460	—	128,310	16,961	95,547	—	—	240,818
Sales:
New units	36,371	—	4,869	—	41,240	7,924	40,402	—	—	89,566
Rental units	21,900	—	3,493	—	25,393	4,405	27,510	—	—	57,308
Total revenues	445,942	—	93,913	—	539,855	70,783	372,696	—	—	983,334
Costs:
Costs of leasing and services:
Modular leasing	83,588	—	16,152	—	99,740	11,414	61,347	—	—	172,501
Modular delivery and installation	85,477	—	22,394	—	107,871	14,652	78,511	—	—	201,034

Costs of sales:
New units	26,025	—		3,733	—		29,758	6,445	31,676	—		—		67,879
Rental units	12,643	—		1,633	—		14,276	3,356	19,346	—		—		36,978
Depreciation of rental equipment	72,639	—		12,438	5,664	(3a)	90,741	10,808	41,678	(13,784)	(1a)	—		129,443
Gross profit	165,570	—		37,563	(5,664)		197,469	24,108	140,138	13,784		—		375,499
Expenses:
Selling, general and administrative	162,351	—		33,157	(5,410)	(3b)(3c)(3g)	190,098	18,209	101,304	—		—		309,611
Other depreciation and amortization	8,653	—		2,608	374	(3d)	11,635	1,383	8,158	(6,105)	(1c)	—		15,071
Impairment losses on goodwill	60,743	—		—	—		60,743	—	—	—		—		60,743
Restructuring costs	2,196	—		—	—		2,196	3,164	3,939	—		—		9,299
Currency (gains) losses, net	(12,878)	10,830	(2a)	—	—		(2,048)	—	—	—		—		(2,048)
Other expense (income), net	2,827	—		—	—		2,827	(227)	3,522	—		—		6,122
Loss on reorganization items, net	—	—		—	—		—	92,450	—	—		—		92,450
Operating (loss) income	(58,322)	(10,830)		1,798	(628)		(67,982)	(90,871)	23,215	19,889		—		(115,749)
Interest expense	119,308	(77,373)	(2b)	5,049	4,199	(3e)	51,183	15,275	25,137	—		29,889	(1f)	121,484
Interest income	(12,232)	12,177	(2b)	—	—		(55)	—	—	—		—		(55)
(Loss) income from continuing operations before income tax	(165,398)	54,366		(3,251)	(4,827)		(119,110)	(106,146)	(1,922)	19,889		(29,889)		(237,178)
Income tax (benefit) expense	(936)	14,026	(2c)	—	(2,084)	(3f)	11,006	(9,516)	(9,023)	5,131	(1d)	(7,711)	(1d)	(10,113)
(Loss) income from continuing operations	(164,462)	40,340		(3,251)	(2,743)		(130,116)	(96,630)	7,101	14,758		(22,178)		(227,065)

Income from discontinued operations, net of tax	14,650	—	—	—	14,650	—	—	—		—	14,650
Net (loss) income	(149,812)	40,340	(3,251)	(2,743)	(115,466)	(96,630)	7,101	14,758		(22,178)	(212,415)
Net loss attributable to non-controlling interest, net of tax	(2,110)	—	—	—	(2,110)	—	—	(18,261)	(1e)	—	(20,371)
Total (loss) income attributable to WillScot	$(147,702)	$40,340	$(3,251)	$(2,743)	$(113,356)	$(96,630)	$7,101	$33,019		$(22,178)	$(192,044)

Notes to Unaudited Pro Forma Statements
1. ModSpace Acquisition and related Financing Transaction adjustments to the Unaudited Pro Forma Statement of Operations:
aRepresents the differential in depreciation expense relating to the provisional fair value purchase accounting adjustments and estimated useful lives, at the time of the ModSpace acquisition, of $6.0 million and $13.8 million for the years ended December 31, 2018 and 2017, respectively.
bRepresents the elimination of $14.8 million of non-recurring transaction costs expensed by WillScot as part of the ModSpace acquisition during the year  ended December 31, 2018 and $14.1 million of non-recurring transaction costs incurred by ModSpace as part of the ModSpace acquisition for the period from January 1, 2018 to August 15, 2018.
cRepresents the differential in depreciation and amortization expense relating to the provisional fair value purchase accounting adjustments and estimated useful lives, at the time of the ModSpace acquisition, of $4.3 million and $6.1 million for the years ended December 31, 2018 and 2017, respectively.
dThis adjustment reflects the income tax expense/benefit effects of the unaudited pro forma adjustments based on applicable statutory tax rates for the jurisdictions associated with the respective pro forma adjustments. Because the tax rates used for these unaudited pro forma condensed combined financial statements are an estimate, the blended rate will likely vary from the actual effective rate in periods subsequent to completion of the ModSpace acquisition. Because the combined company will be in a tax loss position in 2017, all pro forma adjustments for US tax effects are at the US (federal and state) statutory tax rate of 25.8% since the adjustments represent future deductible or taxable temporary differences.
eReflects the pro forma adjustment for the change in non-controlling interest as a result of dilution from the issuance of additional WS Holdings shares in connection with the acquisition from 10.0% to approximately 9.0%. Refer to Note 2 to our consolidated financial statements for further discussion.

fReflects the incremental interest expense related to the Company’s debt structure after the ModSpace acquisition as though such instruments had been issued January 1, 2017. This debt structure is comprised of the 2023 Secured Notes, the Unsecured Notes and the borrowings under the ABL Facility, and is adjusted to remove non-recurring financing fees incurred for undrawn bridge commitments as follows:

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Interest on incremental borrowings under the ABL Facility	$13,545	$23,244
Interest on the 2023 Secured Notes	13,097	20,625
Interest on the Unsecured Notes	11,894	20,000
Amortization of debt issuance costs	2,892	6,432
Reversal of non-recurring WillScot historical financing charges	(20,500)	—
Reversal of ModSpace historical interest	(20,279)	(40,412)
Net pro forma adjustment	$649	$29,889
gPro forma loss per common share for the years ended December 31, 2018 and 2017, respectively, has been calculated based on the estimated weighted average number of common shares outstanding on a pro forma basis, as described below. The pro forma weighted average number of common shares outstanding has been calculated as if the 9,200,000 shares issued in the equity offering and the 8,024,419 shares issued as consideration in the ModSpace acquisition had been issued and outstanding on January 1, 2017. Diluted shares have not been presented due to the anti-dilutive impact on net losses for periods presented.
The following table sets forth the computation of weighted average common and diluted shares outstanding:

	Year ended December 31,
	2018	2017
Historical WillScot weighted average shares	87,209,605	19,760,189
Recapitalization as a result of the Business Combination (1)	—	52,459,585
Adjusted weighted average shares as a result of the Business Combination	87,209,605	72,219,774

Weighted average shares for the equity offering	7,125,275	9,200,000
Adjusted weighted average shares as a result of the equity offering	94,334,880	81,419,774

Common stock consideration for the ModSpace acquisition	5,322,716	6,458,299
Release of founders shares upon Qualifying Acquisition (2)	1,699,633	2,000,000
Pro forma weighted average shares outstanding	101,357,229	89,878,073
(1) Represents the incremental shares to reflect the weighted average shares outstanding calculation as if the Business Combination had occurred as of January 1, 2017. As the Business Combination occurred in November 2017, the historical weighted average share calculation only includes those shares for part of the year.
(2) The ModSpace acquisition constituted a Qualifying Acquisition (as defined in the Earnout Agreement) (see Note 2). The occurrence of the Qualifying Acquisition resulted in (i) the release of all remaining escrowed shares and the termination of the lock-up restrictions imposed on 2015 Warrants under the earnout arrangement, and (ii) the termination of the Earnout Agreement and associated escrow agreement.

2. Business Combination and related Financing Transaction adjustments to the Unaudited Pro Forma Statement of Operations:
aRepresents the elimination of foreign currency translation loss related to the historical related party debt of the Company that was settled as part of the Business Combination for the year ended December 31, 2017.
bRepresents the elimination of the historical interest income and expense associated with related party debt instruments that were settled as part of the Business Combination, and an adjustment to reflect interest expense on (i) the $300.0 million of 2022 Secured Notes issued on the date of the Business Combination and (ii) the ABL Facility as if such instruments were outstanding beginning January 1, 2017.
cThis adjustment reflects the income tax expense/benefit effects of the unaudited pro forma adjustments based on applicable statutory tax rates for the jurisdictions associated with the respective pro forma adjustments. Because the tax rates used for these unaudited pro forma condensed combined financial statements are an estimate, the blended rate will likely vary from the actual effective rate in periods subsequent to completion of the ModSpace acquisition. Because the combined pro forma company will be in tax loss position in 2017, all pro forma adjustments for US tax effects are at the federal and state US statutory tax rate of 25.8%.
3. Acquisition of Acton and related Financing Transaction adjustments to the Unaudited Pro Forma Statement of Operations:
aRepresents an adjustment to depreciation expense of $5.7 million as a result of a step up in fair value for rental equipment for the period from January 1, 2017 to December 20, 2017, respectively.
bRepresents the elimination of $5.5 million of non-recurring transaction costs incurred by Acton as part of the Acton acquisition for the period from January 1, 2017 to December 20, 2017, respectively.
cRepresents an adjustment of $0.1 million to SG&A expense as a result of a step-up in fair value of the leases acquired for the year ended December 31, 2017.
dRepresents the incremental depreciation and amortization expense of $0.7 million and $(0.3) million, respectively relating to the fair value of intangible assets and other property, plant and equipment acquired in the Acton Acquisition for the period from January 1, 2017 to December 20, 2017.
eRepresents the incremental interest expense of approximately $4.2 million under the ABL Facility related to the incremental indebtedness of $237.1 million incurred for the Acton acquisition for the period from January 1, 2017 to December 20, 2017. The weighted average interest rate of the borrowings was 4.35%.
fThis adjustment reflects the income tax expense/benefit effects of the unaudited pro forma adjustments based on applicable statutory tax rates for the jurisdictions associated with the respective pro forma adjustments. As the combined pro forma company will be in tax loss position in 2017, all pro forma adjustments for US tax effects are at the federal and state US statutory tax rate of 25.8% since the adjustments represent future deductible or taxable temporary differences.
gTransaction costs of $5.5 million in Acton’s historical statement of operations for the period ended December 20, 2017 was reclassified to SG&A expense to conform to the Company’s historical presentation.

Reconciliation of Consolidated Pro Forma Adjusted EBITDA
The following unaudited table provides a reconciliation of Net loss to pro forma unaudited Adjusted EBITDA:

(in thousands)	Pro Forma Combined Year Ended December 31, 2018		Pro Forma Combined Year Ended December 31, 2017
Net loss	$(30,012)		$(212,415)
Income from discontinued operations, net of tax	—		14,650
Loss from continuing operations	(30,012)		(227,065)
Income tax benefit	(31,002)		(10,113)
Loss from continuing operations before income tax	(61,014)		(237,178)
Interest expense, net	119,361		121,429
Depreciation and amortization	161,506		144,514
Currency losses (gains), net	2,454		(2,048)
Goodwill and other impairments	1,600		60,743
Reorganization costs	—		92,450
Adjusted rental revenue resulting from fresh start	—		9,944
Restructuring costs	15,468		9,299
Transaction costs	5,261	(a)	23,881	(a)
Integration costs	30,006	(a)	814	(a)
Stock compensation expense	5,581	(a)	11,905	(a)
Other expense	4,305		2,101
Adjusted EBITDA	$284,528		$237,854
(a) The unaudited pro forma condensed combined statement of operations do not give effect to the elimination of non-recurring reorganization gains, synergies as a result of restructuring, losses, or expenses incurred in connection with ModSpace’s exit from bankruptcy in March 2017. In addition, included within the Company’s historical statement of operations for the year ended December 31, 2017 are the following costs; (i) $15.1 million from related to Corporate and other segment; (ii) $60.7 million in goodwill impairment; (iii) $23.9 million in transaction fees; (iv) $9.4 million in Algeco long-term incentive plans; (v) currency gains of $12.9 million; (vi) restructuring costs of $2.2 million; and (vii) other expense of $2.5 million.

Reconciliation of Pro Forma Adjusted EBITDA by Segment
The following unaudited table provides a reconciliation of Net (loss) income to pro forma unaudited Adjusted EBITDA by Segment:

	Year Ended December 31, 2018
(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Pro Forma Adjustments	Pro Forma Combined
Loss from continuing operations before income tax	$(90,591)	$(9,038)	$—	$38,615	$(61,014)
Interest expense, net (a)	114,172	4,540	—	649	119,361
Depreciation and amortization	152,597	19,240	—	(10,331)	161,506
Currency losses, net	509	1,945	—	—	2,454
Goodwill and other impairments	1,600	—	—	—	1,600
Restructuring costs	13,930	1,538	—	—	15,468
Transaction costs	33,811	383	—	(28,933)	5,261
Integration costs	29,260	746	—	—	30,006
Stock compensation expense	5,581	—	—	—	5,581
Other expense	1,635	2,670	—	—	4,305
Adjusted EBITDA	$262,504	$22,024	$—	$—	$284,528

	Year Ended December 31, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Pro Forma Adjustments	Pro Forma Combined
Loss from continuing operations before income tax	$(58,230)	$(130,014)	$(88,473)	$39,539	$(237,178)
Interest expense, net	107,224	8,549	36,764	(31,108)	121,429
Depreciation and amortization	136,964	19,095	2,306	(13,851)	144,514
Currency (gains) losses, net	(10,942)	(1,040)	(896)	10,830	(2,048)
Goodwill and other impairments	—	60,743	—	—	60,743
Reorganization costs	22,548	69,902	—	—	92,450
Adjusted rental revenue resulting from fresh start	9,044	900	—	—	9,944
Restructuring costs	6,793	646	1,860	—	9,299
Transaction costs	7,321	—	22,040	(5,480)	23,881
Integration costs	814	—	—	—	814
Stock compensation expense	2,638	—	9,267	—	11,905
Other expense	59	22	2,020	—	2,101
Adjusted EBITDA	$224,233	$28,803	$(15,112)	$(70)	$237,854

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks from changes in foreign currency exchange rates and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $879.4 million in outstanding principal under the ABL Facility at December 31, 2018.
In order to manage this risk, On November 6, 2018, WSII entered into an interest rate swap agreement that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under our ABL Facility into fixed-rate debt. The swap agreement will terminate on May 29, 2022, at the same time our ABL Facility matures. The swap agreement provides for WillScot to pay a fixed rate of 3.06% per annum on the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetically fixed rate of 5.56% on the $400.0 million notional amount, when including the current applicable margin.
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase annual interest expense by approximately $4.7 million.
Foreign Currency Risk
We currently generate the majority of our consolidated net revenues in the US, and the reporting currency for our consolidated financial statements is the US dollar. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
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
To date, we have not entered into any hedging arrangements with respect to foreign currency risk.
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

8. Financial Statements and Supplementary
Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WillScot Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
Baltimore, Maryland
March 15, 2019

WillScot Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$8,958	$9,185
Trade receivables, net of allowances for doubtful accounts at December 31, 2018 and December 31, 2017 of $9,340 and $4,845, respectively	206,502	94,820
Inventories	16,218	10,082
Prepaid expenses and other current assets	21,828	13,696
Assets held for sale	2,841	—
Total current assets	256,347	127,783
Rental equipment, net	1,929,290	1,040,146
Property, plant and equipment, net	183,750	83,666
Goodwill	247,017	28,609
Intangible assets, net	131,801	126,259
Other non-current assets	4,280	4,279
Total long-term assets	2,496,138	1,282,959
Total assets	$2,752,485	$1,410,742
Liabilities and equity
Accounts payable	$90,353	$57,051
Accrued liabilities	84,696	48,912
Accrued interest	20,237	2,704
Deferred revenue and customer deposits	71,778	45,182
Current portion of long-term debt	1,959	1,881
Total current liabilities	269,023	155,730
Long-term debt	1,674,540	624,865
Deferred tax liabilities	67,384	120,865
Deferred revenue and customer deposits	7,723	5,377
Other non-current liabilities	31,618	19,355
Long-term liabilities	1,781,265	770,462
Total liabilities	2,050,288	926,192
Commitments and contingencies (see Note 18)
Class A common stock: $0.0001 par, 400,000,000 shares authorized at December 31, 2018 and December 31, 2017; 108,508,997 and 84,644,774 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	11	8
Class B common stock: $0.0001 par, 100,000,000 shares authorized at December 31, 2018 and December 31, 2017; 8,024,419 shares issued and outstanding at December 31, 2018 and December 31, 2017	1	1
Additional paid-in-capital	2,389,548	2,121,926
Accumulated other comprehensive loss	(68,026)	(49,497)
Accumulated deficit	(1,683,319)	(1,636,819)
Total shareholders' equity	638,215	435,619
Non-controlling interest	63,982	48,931
Total equity	702,197	484,550
Total liabilities and equity	$2,752,485	$1,410,742
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Leasing and services revenue:
Modular leasing	$518,235	$297,821	$283,550
Modular delivery and installation	154,557	89,850	81,892
Sales:
New units	53,603	36,371	39,228
Rental units	25,017	21,900	21,942
Total revenues	751,412	445,942	426,612
Costs:
Costs of leasing and services:
Modular leasing	143,120	83,588	75,516
Modular delivery and installation	143,950	85,477	75,359
Costs of sales:
New units	36,863	26,025	27,669
Rental units	16,659	12,643	10,894
Depreciation of rental equipment	121,436	72,639	68,981
Gross profit	289,384	165,570	168,193
Expenses:
Selling, general and administrative	254,871	162,351	139,093
Other depreciation and amortization	13,304	8,653	9,019
Impairment losses on goodwill	—	60,743	5,532
Impairment losses on property, plant and equipment	1,600	—	—
Restructuring costs	15,468	2,196	2,810
Currency losses (gains), net	2,454	(12,878)	13,098
Other (income) expense, net	(4,574)	2,827	1,831
Operating income (loss)	6,261	(58,322)	(3,190)
Interest expense	98,433	119,308	94,671
Interest income	—	(12,232)	(10,228)
Loss from continuing operations before income tax	(92,172)	(165,398)	(87,633)
Income tax benefit	(38,600)	(936)	(24,502)
Loss from continuing operations	(53,572)	(164,462)	(63,131)
Income from discontinued operations, net of tax	—	14,650	32,195
Net loss	(53,572)	(149,812)	(30,936)
Net loss attributable to non-controlling interest, net of tax	(4,532)	(2,110)	—
Net loss attributable to WillScot	(49,040)	(147,702)	(30,936)
Non-cash deemed dividend related to warrant exchange	(2,135)	—	—
Net loss attributable to WillScot common shareholders	$(51,175)	$(147,702)	$(30,936)

Net (loss) income per share attributable to WillScot common shareholders– basic and diluted
Continuing operations	$(0.59)	$(8.21)	$(4.34)
Discontinued operations	$—	$0.74	$2.21
Net loss per share attributable to WillScot common shareholders	$(0.59)	$(7.47)	$(2.13)

Weighted average shares: basic & diluted	87,209,605	19,760,189	14,545,833
 See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(53,572)	$(149,812)	$(30,936)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax (benefit) expense of ($161), $1,153 and $565 for the years ended December 31, 2018, 2017 and 2016, respectively	(11,639)	6,768	(1,283)
Net losses on derivatives, net of income tax benefit of ($1,822), $0, and $0 for the years ended December 31, 2018, 2017 and 2016, respectively	(5,955)	—	—
Comprehensive loss	(71,166)	(143,044)	(32,219)
Comprehensive loss attributable to non-controlling interest	(6,137)	(2,118)	—
Total comprehensive loss attributable to WillScot	$(65,029)	$(140,926)	$(32,219)
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Changes in Equity
(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2015	14,546	$1	—	$—	$1,569,175	$(55,645)	$(1,458,181)	$55,350	$—	$55,350
Net loss	—	—	—	—	—	—	(30,936)	(30,936)	—	(30,936)
Other comprehensive loss	—	—	—	—	—	(1,283)	—	(1,283)	—	(1,283)
Balance at December 31, 2016	14,546	1	—	—	1,569,175	(56,928)	(1,489,117)	23,131	—	23,131
Net loss	—	—	—	—	—	—	(147,702)	(147,702)	(2,110)	(149,812)
Other comprehensive income (loss)	—	—	—	—	—	6,768	—	6,768	(8)	6,760
Capital contribution	—	—	—	—	6,192	—	—	6,192	—	6,192
Stock-based compensation	—	—	—	—	2,970	—	—	2,970	—	2,970
Recapitalization transaction	70,099	7	8,024	1	543,589	663	—	544,260	51,049	595,309
Balance at December 31, 2017	84,645	8	8,024	1	2,121,926	(49,497)	(1,636,819)	435,619	48,931	484,550
Net loss	—	—	—	—	—	—	(49,040)	(49,040)	(4,532)	(53,572)
Other comprehensive loss	—	—	—	—	—	(15,989)	—	(15,989)	(1,605)	(17,594)
Adoption of ASU 2018-02	—	—	—	—	—	(2,540)	2,540	—	—	—
Stock-based compensation	—	—	—	—	3,439	—	—	3,439	—	3,439
Issuance of common stock and contribution of proceeds to WSII	9,200	1	—	—	131,460	—	—	131,461	7,574	139,035
Acquisition of ModSpace and the related financing transactions including stock and warrants	6,458	1	—	—	134,493	—	—	134,494	13,614	148,108
Common stock issued in warrant exchange	8,206	1	—		(1,770)	—	—	(1,769)	—	(1,769)
Balance at December 31, 2018	108,509	$11	8,024	$1	$2,389,548	$(68,026)	$(1,683,319)	$638,215	$63,982	$702,197
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018		2017	2016
Operating Activities:
Net loss	$(53,572)	—	$(149,812)	$(30,936)
Adjustments for non-cash items:
Depreciation and amortization	136,467		107,876	119,329
Provision for doubtful accounts	7,656		5,062	5,000
Impairment losses on goodwill and intangibles	—		60,743	5,532
Impairment losses on property, plant and equipment	1,600		—	—
Gain on sale of rental equipment and other property, plant and equipment	(12,878)		(9,310)	(10,527)
Interest receivable capitalized into notes due from affiliates	—		(3,915)	(7,663)
Amortization of debt discounts and debt issuance costs	7,652		21,887	10,916
Change in fair value of contingent consideration	—		—	(4,581)
Share based compensation expense	3,439		2,970	—
Deferred income tax benefit	(40,192)		12,959	(10,360)
Unrealized currency losses (gains)	1,982		(26,342)	12,189
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(36,452)		(20,563)	(4,581)
Inventories	(1,241)		682	550
Prepaid and other assets	8,416		(11,925)	3,564
Accrued interest receivable	—		(7,725)	475
Accrued interest payable	17,526		(20,631)	3,893
Accounts payable and other accrued liabilities	(14,462)		39,771	(24,153)
Deferred revenue and customer deposits	11,208		(3,089)	(9,916)
Net cash provided by (used in) operating activities	37,149		(1,362)	58,731
Investing Activities:
Acquisition of businesses	(1,083,146)		(237,148)	—
Proceeds from sale of rental equipment	30,761		28,041	26,636
Purchase of rental equipment and refurbishments	(160,883)		(111,701)	(69,070)
Lending on notes due from affiliates	—		(69,939)	(35,477)
Repayments on notes due from affiliates	—		2,151	47,670
Proceeds from the sale of property, plant and equipment	688		392	2,365
Purchase of property, plant and equipment	(4,622)		(4,446)	(2,360)
Net cash used in investing activities	(1,217,202)		(392,650)	(30,236)
Financing Activities:
Receipts from issuance of common stock	147,201		571,778	—
Receipts from borrowings	1,212,629		1,155,651	151,761
Receipts on borrowings from notes due to affiliates	—		75,000	20,000
Payment of financing costs	(36,579)		(31,316)	(2,000)
Repayment of borrowings	(143,094)		(1,179,340)	(191,431)
Repayment of notes due to affiliates	—		(198,896)	(8,294)
Principal payments on capital lease obligations	(120)		(2,236)	(1,430)
Contribution from Algeco Group	—		6,192	—
Net cash provided by (used in) financing activities	1,180,037		396,833	(31,394)
Effect of exchange rate changes on cash and cash equivalents	(211)		202	(241)

Net change in cash and cash equivalents	(227)		3,023	(3,140)
Cash and cash equivalents at the beginning of the period	$9,185		$6,162	$9,302
Cash and cash equivalents at the end of the period	8,958		9,185	6,162
Supplemental Cash Flow Information:
Interest paid	$51,986		$115,756	$81,938
Income taxes paid, net of refunds received	$2,617		$(1,389)	$(1,410)
Assets acquired under capital leases	$—		$—	$63
Capital expenditures accrued or payable	$20,785		$11,919	$7,716
Non-cash settlements of notes due to/from affiliates and accrued interest	$—		$216,278	$—
Non-cash deemed dividend related to warrant exchange	$2,135		$—	$—
Non-cash acquisition of a business	$148,108	$—	$—	$—
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Notes to the Consolidated Financial Statements
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Corporation (“WillScot” and, together with its subsidiaries, the “Company”), is a provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. The Company leases, sells, delivers and installs mobile offices, modular buildings and storage products through an integrated network of branch locations that spans North America.
WillScot, whose Class A common shares are listed on the Nasdaq Capital Market (Nasdaq: WSC), serves as the holding company for the Williams Scotsman family of companies. All of WillScot's assets and operations are owned through Williams Scotsman Holdings Corp. (“WS Holdings”). WillScot operates and owns 91.0% of WS Holdings, and Sapphire Holding S.a r.l (“Sapphire”), an affiliate of TDR Capital LLR (“TDR Capital”), owns the remaining 9.0%.
WillScot was incorporated as a Cayman Islands exempt company, under the name Double Eagle Acquisition Corporation (“Double Eagle”), on June 26, 2015. Prior to November 29, 2017, Double Eagle was a Nasdaq-listed special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. On November 29, 2017, Double Eagle indirectly acquired Williams Scotsman International, Inc. (“WSII”) from Algeco Scotsman S.a r.l., (together with its subsidiaries, the “Algeco Group”), which is majority owned by an investment fund managed by TDR Capital. As part of the transaction (the “Business Combination”), Double Eagle domesticated to Delaware and changed its name to WillScot Corporation.
Basis of Presentation
The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US (“GAAP”).
Principles of Consolidation
The consolidated financial statements comprise the financial statements of WillScot and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as WillScot. All intercompany balances and transactions are eliminated.
 The Business Combination was accounted for as a reverse recapitalization in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. Although WillScot was the indirect acquirer of WSII for legal purposes, WSII was considered the acquirer for accounting and financial reporting purposes. As a result of WSII being the accounting acquirer, the financial reports filed with the US Securities and Exchange Commission ("SEC") by the Company subsequent to the Business Combination are prepared “as if” WSII is the predecessor and legal successor to the Company. The historical operations of WSII are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of WSII prior to the Business Combination; (ii) the combined results of the Company and WSII following the Business Combination on November 29, 2017; (iii) the assets and liabilities of WSII at their historical cost; and (iv) WillScot’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of WSII in connection with the Business Combination is reflected retroactively to January 1, 2016 and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of WSII.
As described in further detail in Notes 2 and 3, WSII’s remote accommodations business (the “Remote Accommodations Business”) was transferred to other Algeco Group members on November 28, 2017 in a transaction under common control and was not included as part of the Business Combination. The operating results of the Remote Accommodations Business, net of tax, have been reported as discontinued operations in the consolidated financial statements. Amounts previously reported have been reclassified to conform to this presentation in accordance with ASC 205, Presentation of Financial Statements, to allow for meaningful comparison of continuing operations.
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

Trade Receivables and Allowance for Doubtful Accounts
Trade receivables primarily consist of amounts due from customers from the lease or sale of rental equipment and their delivery and installation. Trade accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the amount of losses expected to be incurred in the collection of these accounts. The estimated losses are based upon a review of outstanding receivables, including specific accounts and the related aging, and of historical collection experience. The Company reviews the adequacy of the allowance on a quarterly basis. Specific accounts are written off against the allowance when management determines the account is uncollectible.
Activity in the allowance for doubtful accounts for the years ended December 31 was as follows:

(in thousands)	2018	2017	2016
Balance at beginning of year	$4,845	$4,167	$2,036
Net charges to bad debt expense	7,656	4,715	4,929
Write-offs	(3,089)	(3,984)	(2,760)
Foreign currency translation and other	(72)	(53)	(38)
Balance at end of year	$9,340	$4,845	$4,167
Occasionally, the Company will have insurance proceeds receivables for damaged or destroyed rental equipment and property, plant, and equipment included in trade receivables. The Company had insurance proceeds receivables of $1.5 million and $5.9 million as of December 31, 2018 and 2017, respectively.
Concentration of Credit Risk
The Company’s trade accounts receivable subject the Company to potential concentrations of credit risk. The Company performs on-going credit evaluations of its customers. Receivables related to sales are generally secured by the product sold to the customer. The Company generally has the right to repossess its rental units in the event of non-payment of receivables relating to the Company’s leasing operations. The Company’s large number of customers in diverse geographic areas and end-markets mitigates the concentration of credit risk. No single customer accounted for more than 1.2% and 4.0% of the Company’s receivables at December 31, 2018 and 2017, respectively. The Company’s top five customers accounted for 3.6% and 10.5% of the receivables at December 31, 2018 and 2017, respectively.
Inventories
Inventories consist of raw materials, parts and supplies, and work in process inventories. Inventories are measured at the lower of cost or net realizable value based on the weighted-average cost. The cost includes expenditures incurred in acquiring the inventories, production or conversion costs and other costs incurred in bringing them to their existing location and condition.
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
Depreciation is generally computed using the straight-line method over estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space and portable storage units	10 – 20 years	20 – 50%
VAPS and other related rental equipment	2 – 8 years	0%
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
Depreciation is generally computed using the straight-line method over estimated useful lives as follows:

Type	Estimated Useful Life
Buildings and leasehold improvements	10 – 40 years
Machinery and equipment	3 – 10 years
Furniture and fixtures	7 – 10 years
Software	3 – 5 years

Land improvements for owned properties are amortized over 15 years, and are amortized over the lease term for our leased properties.
Held for Sale
Property, plant and equipment to be sold is classified as held for sale in the period in which: (i) the Company has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Assets held for sale are initially measured at the lower of the carrying value or the fair value less cost to sell. Losses resulting from this measurement are recognized in the period in which the held for sale criteria are met while gains are not recognized until the date of sale. Once designated as held for sale, the Company stops recording depreciation expense on the asset. The Company assess the fair value less cost to sell of long-lived assets held for sale at each reporting period until it no longer meets this classification.
Impairment of Property, Plant and Equipment
When circumstances indicate the carrying amount of long-lived assets in a held-for-use asset group may not be recoverable, the Company evaluates the assets for potential impairment using internal projections of undiscounted cash flows resulting from the use and eventual disposal of the assets. Events or changes in circumstances that may necessitate a recoverability evaluation include, but are not limited to, adverse changes in the regulatory environment or an expectation it is more likely than not that the asset will be disposed of before the end of its previously estimated useful life. If the carrying amount of the assets exceeds the undiscounted cash flows, an impairment expense is recognized for the amount by which the carrying amount of the asset group exceeds its fair value (subject to the carrying amount not being reduced below fair value for any individual long-lived asset that is determinable without undue cost and effort).
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
When assessing the fair value of the reporting units under the impairment test, management considers both the market approach and the income approach. Under the market approach, the fair value of the reporting unit is based on earnings multiples of comparable companies. Under the income approach, the fair value of the reporting unit is based on the present value of estimated cash flows. The income approach is dependent on a number of significant management assumptions, including estimated future revenue growth rates and discount rates. Other estimates relate to tax rates, operating margins and capital expenditures. Each approach is weighted, based on the circumstances and conditions of the market the reporting units operate in, in arriving at the fair value of the reporting unit.
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
Other intangible assets that have finite useful lives are measured at cost less accumulated amortization and impairment losses, if any, and are amortized over their useful lives. The Company's finite-lived intangible assets consist of the Acton and ModSpace trade names and the value of favorable lease rights, which were acquired through the acquisitions discussed in Note 2. Subsequent expenditures for intangible assets are capitalized only when they increase the future economic benefits embodied in the specific asset to which they relate. Amortization is recognized in profit or loss on an accelerated basis or a straight-line basis over the estimated useful lives of intangible assets. The Acton trade name has a useful life of one year, and the ModSpace trade name has a useful life of three years. The Company has fully integrated Acton as of December 31, 2018, and will not use the Acton trade name for new business going forward. The favorable lease is amortized over the life of the lease. Amortization of intangible assets is included in other depreciation and amortization in the consolidated statements of operations.
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
Debt Issuance Costs and Debt Discounts
Debt issuance costs and debt discounts are recorded as direct deductions to the corresponding debt in current portion of long-term debt, long-term debt, and notes due to affiliates on the consolidated balance sheets. If no amounts are outstanding under the Company’s ABL facility (see Note 10) as of a period end, the related debt issuance costs are recorded in other non-current assets in the consolidated balance sheets. Debt issuance costs and debt discounts related to the Company’s ABL facility and all other debts and notes are deferred and amortized over the term of the debt, respectively, based on the straight-line method. Debt issuance costs and debt discounts related to all other debts and notes are deferred and amortized over the term of the debt, respectively, based on the effective interest rate method.
Retirement Benefit Obligation
The Company provides benefits to certain of its employees under defined contribution benefit plans. The Company’s contributions to these plans are generally based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis. For its US and Canada employees, the Company sponsors defined contribution benefit plans that have discretionary matching contribution and profit-sharing features. For the years ended December 31, 2018, 2017 and 2016, the Company made matching contributions of $3.8 million, $2.7 million and $2.4 million to these plans, respectively. In 2016, the employer contribution match on the US plan increased from a maximum of 2.5% to 4.5% of an employee’s base salary. The Company did not contribute under the profit-sharing feature during 2018, 2017 and 2016.
Share-Based Payments
For periods prior to the Business Combination, WSII maintained certain share-based payment plans as part of the Algeco Group. The terms of those plans resulted in the awards being treated as liability plans. When the liability was dependent on a performance condition outside of WSII’s control, no accrual was made unless the performance condition was probable. The cost of awards under these plans was measured initially at fair value at the grant date, which was the date at which WSII and the participants had a shared understanding of the terms and conditions of the arrangement. The fair value of awards for which the performance obligation was probable was expensed over the applicable service period with recognition of a corresponding liability. The liability was remeasured to fair value at each reporting date with changes in fair value attributed to vested awards recognized as expense in the period.
On November 16, 2017, the Company’s shareholders approved a new long-term incentive award plan (the “Plan”). The Plan is administered by the Compensation Committee of WillScot's Board of Directors. Under the Plan, the Committee may grant an aggregate of 4,000,000 shares of Class A common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and performance compensation awards and stock bonus awards. Stock-based payments including the grant of stock options, RSUs, and RSAs are subject to service-based vesting requirements, and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur.
At December 31, 2018, stock-based payments to employees include grants of stock options and RSUs, which are recognized in the financial statements based on their fair value, and stock-based payments to non-executive directors include grants of RSAs. RSUs and RSAs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of WillScot's common stock on the grant date. RSAs vest over a one-year period and RSUs vest over a four-year period.
Stock options vest in tranches over a period of four years and expire ten years from the grant date. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted-average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model is based on peer group volatility as the Company does not have a sufficient trading history as a stand-alone public company. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. WillScot has never declared or paid a cash dividend on common shares.
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
Derivative Instruments and Hedging Activities
The Company utilizes derivative financial instruments, specifically interest rate swaps, to manage its exposure to fluctuations in interest rates on variable rate debt. The Company does not use derivatives for trading or speculative purposes.
The Company records derivatives on the balance sheet at fair value within prepaid and other current assets and other assets (if in an unrealized gain position) or within accrued liabilities and other non-current liabilities (if in an unrealized loss position). If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the changes in the fair value of derivatives is recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to the cash flow hedges are reclassified to earnings within interest expense when the hedged item impacts earnings. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings within interest expense in the period that the change occurs. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company enters into derivative financial instruments only with counterparties with high credit ratings and with major financial institutions. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
Revenue Recognition
The Company generates revenue from leasing, selling, delivering, installing, maintaining and removing new and used units. The Company enters into arrangements with a single deliverable as well as multiple deliverables. Revenue under arrangements with multiple deliverables is recognized separately for each unit of accounting with the arrangement consideration allocated based on the relative selling price method. To the extent that multiple contracts with a single counterparty are entered into, management considers whether they should be considered as one contract for accounting purposes.
Modular leasing and services revenue
Income from operating leases is recognized on a straight-line basis over the lease term. Delivery, installation, maintenance and removal services associated with rental activities are recognized upon completion of the related services.
The Company’s lease arrangements typically include lease deliverables, such as the lease of modular space or portable storage units and VAPS, and related non-lease services including delivery, installation, maintenance and removal services. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables and non-lease deliverables is based upon the best estimate of selling price method. Lease agreements typically do not include an option for the lessee to purchase the assets.
When leases and services are billed in advance, recognition of revenue is deferred until services are rendered. If equipment is returned prior to the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return.

Rental equipment is primarily leased under operating leases. Operating lease minimum contractual terms generally range from 1 month to 60 months, and averaged approximately 10 months for the year ended December 31, 2018.
Future committed modular leasing revenues under non-cancelable operating leases with the Company’s customers at December 31, 2018 for the years ended December 31, 2019 - 2023 and thereafter were as follows:

(in thousands)	Operating Leases
2019	$240,498
2020	78,399
2021	29,372
2022	13,950
2023	5,927
Thereafter	2,570
Leases are often extended or go beyond initial lease periods as month-to-month arrangements and typically include contractural obligations to pay for the dismantle and return of the unit, as well as any billable damages, all of which are not considered in the committed lease revenues presented above.
Sales revenue
Sales revenue is primarily generated by the sale of new and used units. Revenue from the sale of new and used units is recognized upon delivery when there is evidence of an arrangement, the significant risks and rewards of ownership have been transferred to the buyer, the price is fixed or determinable and collectability is reasonably assured.
A portion of the Company's sales revenue is derived from certain contracts primarily with customers inherited from ModSpace where revenue is recognized using percentage of completion ("POC") accounting. POC accounting is used when reasonably dependable estimates can be made regarding the outcome of the contract. For all other sales contracts, the Company uses the completed-contract method. Under POC accounting, income is recognized in proportion to the costs incurred to date under the contract compared to estimated total costs of the project. If a contract is expected to result in a loss, it will be recognized in profit or loss in the period in which that determination is made. For each POC contract in progress, an asset (costs in excess of billings included in prepaid and other current assets) or a liability (billings in excess of costs in accrued liabilities) is recognized.
Advertising and Promotion
Advertising and promotion expense, which is expensed as incurred, was $4.4 million, $3.3 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company assesses the likelihood that each of the deferred tax assets will be realized. To the extent management believes realization of any deferred tax assets is not likely, the Company establishes a valuation allowance. When a valuation allowance is established or there is an increase in an allowance in a reporting period, tax expense is generally recorded in the Company’s consolidated statement of operations. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces the Company’s income tax expense.
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
Fair Value Measurements
The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs are prioritized into three levels that may be used to measure fair value. See further discussion of the levels in Note 15.
Recently Issued and Adopted Accounting Standards
The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act, the Company has elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer (as defined under section 2(a) of the Sarbanes-Oxley Act) is required to comply with such standards. As such, compliance dates included below pertain to non-issuers, and as permitted, early adoption dates for non-issuers are indicated.
Subject to limited exception, WillScot will cease to be EGC on the earlier of (i) the last day of the fiscal year in which WillScot’s annual gross revenues exceed $1.07 billion, (ii) the date on which the Company issues more than $1.0 billion in nonconvertible debt securities during the preceding three-year period, and (iii) the date on which WillScot is deemed to be a large accelerated filer under the SEC’s rules. WillScot will be deemed to be a large accelerated filer at December 31, 2019 if the value of its Class A common stock held by non-affiliates at June 30, 2019 exceeds $700 million.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which prescribes a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and is effective for annual reporting periods beginning after December 15, 2018. Early adoption for non-public entities was permitted starting with annual reporting periods beginning after December 15, 2016. The core principle contemplated by this new standard was that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, non-cash considerations, contract modifications and completed contracts at transition.
The Company has finalized its evaluation of the impact that the updated guidance will have on the Company’s financial statements and related disclosures. Based on the Company’s procedures performed, the Company has concluded that the adoption of Topic 606 will not have a material impact on the Company’s financial statements. From a financial statement disclosure perspective, the Company will provide additional disclosures and details regarding the disaggregation of revenue and contract balances. The Company is required to adopt the standard as of January 1, 2019 and plans to first present financial statements that reflect the adoption in the first quarter of 2019 under the modified retrospective transition approach.
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
The new standard is effective for non-public entities for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. However, based on WillScot's expectation that it will cease to be an EGC as of December 31, 2019, the Company plans to adopt the new standard in the fourth quarter of 2019. Adoption of the new standard would be required sooner if WillScot loses EGC eligibility earlier than anticipated.

The guidance includes a number of practical expedients that the Company is evaluating and may elect to apply. The adoption of the new standard will require the Company to recognize right-of-use assets and lease liabilities that will be significant to its consolidated balance sheet. The Company will continue to evaluate the impact of this guidance on its financial position, results of operations, and cash flows. The Company plans to update its systems, processes and internal controls to meet the new reporting and disclosure requirements.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which prescribes that financial assets (or a group of financial assets) should be measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The new standard is effective for non-public entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.
Recently Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.
In December 2017, shortly after the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. Per SAB 118, companies must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent the accounting for certain income tax effects of the Tax Act is incomplete, companies can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined. As a result of the Tax Act, in 2017, the Company remeasured its net deferred tax liabilities and recognized a provisional net benefit of $28.1 million. In addition, the Company recorded a provisional income tax expense of $2.4 million in 2017 related to the deemed repatriation of foreign earnings and a $50.5 million valuation allowance on the Company's deferred tax assets. The Company completed its analysis of the impact of the US tax reform in the fourth quarter of 2018 and recognized a tax benefit of approximately $20.7 million in 2018 to the provisional amounts recorded in its financial statements for the year ended December 31, 2017 (mainly due to a reduction in the valuation allowance - See Note 13),
The Tax Act also enacted Global Intangible Low-Tax Income (“GILTI”), which imposes tax on certain of the Company's foreign subsidiaries' earnings. The Company is required to make an accounting policy election on the treatment of GILTI as a period cost for current period expense or to consider its implications in measuring deferred taxes. The Company elected to apply the period cost method. The Company did not have a current period expense for GILTI in 2018.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging. ASU 2017-12 expands derivative strategies that quality for hedge accounting and amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company elected to early-adopt ASU 2017-12 in the fourth quarter of fiscal year 2018. As there were no outstanding hedges prior to adoption, there was no impact from adopting ASU 2017-12 on the Company's consolidated financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging. ASU 2018-16 expands the permissible benchmark interest rates to include the Secured Overnight Financing Rate ("SOFR") to be eligible as a US benchmark interest rate for purposes of applying hedge accounting under Topic 815, Derivatives and Hedging. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted if an entity already has adopted Update 2017-12. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationship entered into on or after the date of adoption. As we are adopting the amendments in ASU 2017-12 in the fourth quarter of 2018, we are adopting the amendments in ASU 2018-16 concurrently. There is no impact on the Company's consolidated financial statements because the benchmark rate on the Company's hedged debt does not utilize the SOFR.

NOTE 2 - Business Combinations and Acquisitions
2017 Business Combination
Background and Summary
On November 29, 2017, the legal predecessor company consummated the Business Combination pursuant to the terms of the Stock Purchase Agreement, dated as of August 21, 2017, as amended on September 6, 2017 and November 6, 2017 (the “Stock Purchase Agreement”), by and among Double Eagle, WS Holdings, Algeco Group and Algeco Scotsman Holdings Kft., a Hungarian limited liability company (“Algeco Holdings” and, together with Algeco Group, the “Sellers”). Double Eagle, through its wholly-owned subsidiary, WS Holdings, acquired all of the issued and outstanding shares of the common stock of WSII from the Sellers.
Under the Stock Purchase Agreement, WS Holdings purchased WSII for $1.1 billion, of which (A) $1.0215 billion was paid in cash (the “Cash Consideration”) and (B) the remaining $78.5 million was paid to the Sellers, on a pro rata basis, in the form of (i) 8,024,419 shares of common stock, par value $0.0001 per share of WS Holdings, which shares are exchangeable for shares of WillScot’s Class A common stock and (ii) 8,024,419 shares of WillScot’s Class B common stock, par value $0.0001 per share representing a non-economic voting interest in WillScot. The Class B common stock shares can only be held by the Sellers or their permitted transferee. Upon conversion or cancellation of any WS Holdings shares, the corresponding shares of Class B common stock of WillScot are automatically canceled for no consideration. The Class B common stock shares of WillScot have voting rights, but are not entitled to share in dividends or other distributions.
The shares of WillScot Class B common stock issued to the Sellers represented an initial 10% of the issued and outstanding WS Holdings common stock for the year ended December 31, 2017, which is presented in the consolidated balance sheets and statement of changes in equity as a non-controlling interest. For the year ended December 31, 2018, the non-controlling interest has been diluted to 9% as a result of common stock transactions detailed in Note 12. Further, the portion of net loss attributable to the non-controlling interest is separately stated on the consolidated statement of operations, net of tax.
The net proceeds from the Business Combination, as reported in the consolidated statements of cash flows for the year ended December 31, 2017 within the financing section are summarized below:

(in thousands)	Net proceeds
Cash in Double Eagle's Trust (net of redemptions)	$288,381
Cash from private placement of common stock to TDR affiliate	418,261
Gross cash received by WillScot from Business Combination	706,642
Less: purchase of WSII's outstanding equity	(125,676)
Less: fees to underwriters	(9,188)
Net cash received by WillScot in Recapitalization Transaction	$571,778
An additional $300.0 million obtained through WSII’s offering of senior secured notes and $190.0 million through WSII’s entry into a new ABL facility are aggregated in receipts from borrowings in the consolidated statements of cash flows.
Prior to the Business Combination, Double Eagle had 49,704,329 of Class A common stock shares outstanding and $500.8 million held in a trust account. In connection with the Business Combination, 21,128,456 shares of Double Eagle’s common stock were redeemed resulting in a total payment to redeeming shareholders of $212.4 million.
The number of shares of Class A and Class B common stock of WillScot issued and outstanding immediately following the consummation of the Business Combination is summarized as follows:

	Number of Shares of Class A Common Stock of WillScot	Number of Shares of Class B Common Stock of WillScot
Double Eagle public shares outstanding prior to the Business Combination	49,704,329	—
Less: Redemption of Double Eagle public shares	21,128,456	—
Plus: Conversion of Double Eagle Class B shares to Double Eagle Class A shares (a)	12,500,000	—
Total Double Eagle shares outstanding immediately prior to the effective date of the Business Combination	41,075,873	—
Class B shares issued as part of consideration for WSII purchase	—	8,024,419
Common shares issued through private placement to TDR affiliate	43,568,901	—
Total shares of common stock of WillScot outstanding at closing, November 29, 2017	84,644,774	8,024,419
(a) 12,425,000 of the converted Class B ordinary shares were placed into escrow as of the Business Combination date and were subject to the earnout arrangement described below. All of the escrowed shares were released to shareholders in 2018.

Upon completion of the Business Combination and the other transactions contemplated by the Stock Purchase Agreement, WSII became an indirect subsidiary of WillScot.
The Company incurred transaction costs related to the Business Combination of $22.1 million, which are included in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2017.
Algeco Group Restructuring Impact on WillScot
Prior to the effective date of the Business Combination, WSII was a wholly owned subsidiary of the Algeco Group, which is majority owned by an investment fund managed by TDR Capital. Subsequent to the Business Combination, a TDR affiliate is the controlling shareholder of the Company’s common stock. Certain transactions between the Algeco Group and the Company are treated as transfers between entities under common control.
Prior to the Business Combination, the Algeco Group performed an internal restructuring. As part of this reorganization, WSII’s Remote Accommodations Business, which consisted of Target Logistics Management LLC (“Target”) and its subsidiaries and Chard Camp Catering Services (“Chard”), were transferred to another entity within the Algeco Group. As a result, the operating results of the Remote Accommodations Business have been reported as discontinued operations in the Company’s consolidated financial statements (See Note 3).
Prior to the internal restructuring, WSII owned 100% of the equity in Target and Chard. In the internal restructuring, WSII transferred to Algeco Group entities (a) 100% of the equity and assets in Target and Chard, (b) the outstanding notes due from affiliates and related accrued interest receivable, and (c) intercompany receivables with Algeco Group entities, in exchange for the partial settlement of outstanding notes due to affiliates and related accrued interest and the settlement of intercompany liabilities. The notes due to affiliates and the corresponding accrued interest amounts were fully repaid between the internal restructuring non-cash offsetting transfers and the $226.3 million cash payment made in connection with the Business Combination. As a result of the settlement of notes due to affiliates and the transfer of Target and Chard, there was a $19.9 million difference between book value and fair value of transferred amounts. The Company has recorded these amounts to additional paid-in capital in the consolidated balance sheets and statements of changes in equity in accordance with the guidance in ASC 805, Business Combinations, which states that any difference between the fair value of the proceeds and the book value of the related assets in connection with transfers between two entities under common control should be recognized as an equity transaction.
The fair value of Target and Chard were determined using the using the income approach. The estimate of fair value required the Company to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of reporting units and the markets in which they operate. The Company used discount rates of 16.0% and 14.5% and terminal growth rates of 3.0% and 3.0% to calculate the present value of estimated future cash flows for Chard and Target, respectively. The fair value of the notes due from affiliates and other intercompany amounts was primarily calculated using the pricing of Algeco Global’s publicly traded senior notes assuming that the credit quality of each obligor was equal to that of its parent. The estimate is representative of a Level 2 fair value measurement.
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
Private Placement
On November 29, 2017, in connection with the closing of the Business Combination, Sapphire purchased 43,568,901 shares of WillScot’s Class A common stock at a price of $9.60 per share, for a total purchase price of $418.3 million. The proceeds from the private placement, together with other funds, were used by WillScot to effectuate the transactions contemplated by the Business Combination.
In connection with the private placement, the Company, Sapphire and certain other parties entered into a registration rights agreement that amended and restated a 2015 registration rights agreement between Double Eagle and certain of its initial investors. Under the amended and restated registration rights agreement, WillScot provided to Sapphire and the Double Eagle investors customary demand, shelf and piggyback registration rights for unregistered securities held by the shareholders.
Earnout Arrangement
On November 29, 2017, in connection with the closing of the Business Combination, WillScot, Sapphire, Double Eagle Acquisition LLC (“DEAL”) and Harry E. Sloan (together with DEAL, the “Founders”) entered into an earnout agreement (the “Earnout Agreement”), pursuant to which 12,425,000 shares of WillScot Class A common stock held by the Founders were placed in escrow and 14,550,000 warrants to purchase shares of WillScot Class A common stock owned by the Founders were restricted. The escrowed shares and warrant restrictions were subject to release upon the occurrence of certain triggering events set forth in the Earnout Agreement and associated escrow agreement.

On January 19, 2018, 3,106,250 escrowed shares were released to each of the Founders and Sapphire. The release was triggered when the closing price of WillScot’s Class A shares exceeded $12.50 per share for a period of 20 out of 30 trading days.
On August 21, 2018, the remaining escrowed shares were released to the Founders and Sapphire, the Founders transferred 4,850,000 warrants to Sapphire, and the restrictions on the Founders’ warrants lapsed. The releases and warrant transfer were triggered when the Company completed the ModSpace acquisition, which constituted a “Qualifying Acquisition” under the Earnout Agreement. The Earnout Agreement and escrow agreement were effectively terminated upon the release of the escrowed shares and warrant restrictions.
Shareholders Agreement
On November 29, 2017, in connection with the closing of the Business Combination, WillScot and the Sellers entered into a shareholders agreement (the “Shareholders Agreement”) that governs the ownership and operation of WS Holdings. The agreement contains, among other things, (i) preemptive rights that permit Sapphire (to whom the Sellers’ interest was assigned in 2017) to avoid dilution and maintain its ownership percentage in WS Holdings on a fully diluted basis upon any future issuance of shares of WS Holdings or WillScot; (ii) customary tag along and drag along provisions; (iii) protective provisions designed to protect Sapphire from changes to WS Holdings’ organizational documents that would have a materially disproportionate effect on Sapphire; and (iv) transfer restrictions on the shares of WillScot Class B common stock held by Sapphire. The Shareholder Agreement also provides to WillScot a right of first refusal to purchase Sapphire’s shares of WS Holdings, and provides that acquisitions of businesses similar to WSII’s business must be consummated by WS Holdings or one of its wholly-owned subsidiaries.
Exchange Agreement
On November 29, 2017, in connection with the closing of the Business Combination, WillScot, the Sellers and WS Holdings entered into an exchange agreement (the “Exchange Agreement”). Under the agreement, Sapphire (to whom the Sellers’ interest was assigned in 2017) acquired the right at any time prior to November 29, 2022, to exchange all, but not less than all, of its WS Holdings shares into new shares of WillScot Class A common stock in a private placement.
Subject to potential adjustment, Sapphire’s common shares of WS Holdings (representing Sapphire’s then-current ownership percentage of WS Holdings) are exchangeable into new WillScot Class A shares representing an equal ownership percentage of WillScot Class A common stock. The exchange ratio is subject to adjustment based on, among other things, (i) Sapphire’s election to exercise, or to refrain from exercising, its preemptive rights under the Shareholders Agreement and (ii) the dilutive effect of certain issuances of equity securities and derivatives by WS Holdings or WillScot that do not trigger such preemptive rights. Upon Sapphire’s exercise of its exchange right, WillScot will automatically redeem for no consideration all of its Class B common shares owned by Sapphire.
Acton Acquisition
On December 20, 2017, the Company acquired 100% of the issued and outstanding ownership interests of Acton Mobile Holdings LLC (“Acton”) for a cash purchase price of $237.1 million, subject to certain adjustments. Acton owned New Acton Mobile Industries, which provided modular space and portable storage rental services across the US. The acquisition was funded by cash on hand and borrowings under the ABL Facility.
The Company finalized its allocation of fair value for the Acton acquisition in the fourth quarter of 2018. Through December 31, 2018 the Company recorded adjustments to the Acton opening balance sheet, which increased accrued liabilities, deferred revenue, receivables, and deferred tax assets by $2.4 million, $0.6 million, $1.9 million, and $2.6 million respectively, and decreased rental equipment by $2.4 million. The offset of these adjustments was recorded to goodwill as detailed in Note 8.
Pro forma results are presented in aggregate with the ModSpace acquisition below.
Tyson Acquisition
On January 3, 2018, the Company acquired all of the issued and outstanding membership interests of Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”)). Tyson provided modular space rental services in the Midwest, primarily in Indiana, Illinois and Missouri. The acquisition date fair value of the consideration transferred consisted of $24.0 million in cash consideration, net of cash acquired. The transaction was funded by borrowings under the ABL Facility.
The Company finalized its allocation of fair value for the Tyson acquisition in the fourth quarter of 2018 and recorded goodwill of $3.1 million as a result of the Tyson acquisition.
Tyson results were immaterial to the condensed consolidated statements of operations for the year ended December 31, 2018, and as a result, the Company is not presenting pro forma information.
ModSpace Acquisition
On August 15, 2018, the Company acquired ModSpace, a privately-owned national provider of office trailers, portable storage units and modular buildings. The acquisition was consummated by merging a special purpose subsidiary of the Company with and into ModSpace, with ModSpace surviving the merger as a subsidiary of WSII. The Company acquired ModSpace to create long-term shareholder value driven by, among other things, economies of scale, cost synergies and revenue opportunities unique to a combination of WillScot's and ModSpace's operations, and other benefits associated with being an industry-leading specialty rental services provider.
The aggregate purchase price for ModSpace was $1.2 billion and consisted of (i) $1.1 billion in cash, (ii) 6,458,229 shares of WillScot's Class A common stock with a fair market value of $95.8 million, (iii) warrants to purchase an aggregate of 10,000,000 shares of WillScot’s Class A common stock at an exercise price of $15.50 per share (the "2018 Warrants") with a fair market value of $52.3 million, and (iv) a working capital adjustment of $4.7 million. Of the cash consideration, $3.0 million was deposited into an escrow account to fund any post-closing adjustments from differences between the estimated working capital and the actual working capital of ModSpace at closing. During the fourth quarter, the working capital adjustment was finalized pursuant to the terms of the purchase agreement and the Company received $1.0 million of the escrowed $3.0 million. As a result, the purchase price was reduced by $1.0 million. The acquisition was funded by the net proceeds of WillScot's issuance of 9,200,000 shares of Class A common stock (see Note 12), the net proceeds of WSII’s issuance of  $300.0 million in senior secured notes and $200.0 million in senior unsecured notes (see Note 10), and borrowings under the ABL Facility (see Note 10).
The purchase price has been determined to be as follows:

(in thousands, expect for per share amounts)	Price
Cash	$1,054,416
Stock consideration (a)	95,796
2018 Warrants (b)	52,310
Working capital adjustment (c)	4,724
Total purchase price	$1,207,246
(a) The fair market value of the Class A shares issued as consideration was determined using the closing price on August 15, 2018 of $15.78 per share less a discount of 6.0%, based on lock-up restrictions contemplated by the merger agreement.
(b) Warrants were valued assuming a fair market value of $5.23 as estimated using a Black-Scholes valuation model as of August 15, 2018.
(c) The final working capital adjustment as determined during the fourth quarter was $4.7 million.
The acquisition date fair value of the stock consideration was estimated using a Black-Scholes valuation model. The estimated fair value of the shares is a Level 3 fair value measurement, as defined in Note 15. The fair value of each share is estimated using the Black-Scholes option pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and average expected term of the lock-up period on the shares. The volatility assumption used in the Black-Scholes option-pricing model is derived from the historical daily change in the market price of the WillScot's common stock, as well as the historical daily changes in the market price of its peer group, based on weighting, as determined by the Company, and over a time period equivalent to the lock-up restriction. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. WillScot has never declared or paid a cash dividend on common shares.

Expected volatility	28.6%
Risk-free rate of interest	2.2%
Dividend Yield	—%
Expected life (years)	0.5
  The acquisition date fair value of the 2018 Warrants was estimated using a Black-Scholes valuation model. The estimated fair value of the warrants is a level 3 fair value measurement. The fair value of each warrant is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted-average expected term of the warrants. The volatility assumption used in the Black-Scholes option-pricing model is derived from the historical daily change in the market price of WillScot's common stock, as well as the historical daily changes in the market price of its peer group, based on weighting, as determined by the Company, and over a time period equivalent to the warrant term. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. WillScot has never declared or paid a cash dividend on common shares.

Expected volatility	35.0%
Risk-free rate of interest	2.7%
Dividend Yield	—%
Expected life (years)	4.3

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, August 15, 2018. The Company’s estimated fair value of ModSpace’s assets acquired and liabilities assumed on the acquisition date are determined based on preliminary valuations and analyses. Accordingly, the Company has made provisional estimates for the assets acquired and liabilities assumed. The valuation of intangible assets acquired is based on certain valuation assumptions yet to be finalized, including cash flow projections, discount rates, contributory asset charges and other valuation model inputs. The valuation of tangible long-lived assets acquired is dependent upon, among other things, refinement of the inputs in the valuation model and an analysis of the condition and estimated remaining useful lives of the assets acquired. In addition to finalizing the valuation of acquired assets, the Company is analyzing complex provisions of tax law regarding treatment of tax attributes upon ModSpace's March 2017 emergence from bankruptcy, implications of the Tax Act as well as scheduling the reversal of deferred tax balances thereof. The Company established valuation allowance on acquired deferred tax assets in the amount of $23.6 million for the amount that is not more likely than not realizable as part of business combination accounting resulting in a net deferred tax asset as of the acquisition date of $1.9 million. The final allocation of the fair value of the ModSpace acquisition, including the final allocation of goodwill to our reporting units was not complete as of December 31, 2018, but will be finalized within the allowable measurement period.
Purchase Price

(in thousands)	Value
Trade receivables, net (a)	$81,320
Prepaid expenses and other current assets	17,342
Inventories	4,757
Rental equipment	853,986
Property, plant and equipment	110,413
Intangible assets:
Favorable leases (b)	3,976
Trade name (b)	3,000
Deferred tax assets, net	1,855
Total identifiable assets acquired	$1,076,649

Accrued liabilities	$31,551
Accounts payable	37,678
Deferred revenue and customer deposits	15,938
Total liabilities assumed	$85,167

Total goodwill (c)	$215,764
(a) The fair value of accounts receivable was $81.3 million and the gross contractual amount was $86.5 million. The Company estimated that $5.2 million is uncollectible.
(b) The trade name has an estimated useful life of 3 years. The favorable lease asset has an estimated useful life of 6 years.
(c) The goodwill is reflective of ModSpace’s going concern value and operational synergies that the Company expects to achieve that would not be available to other market participants. The goodwill represented on the balance sheet is not deductible for income tax purposes. The goodwill is allocated to the Modular – US and Modular – Other North America segments, defined in Note 19, in the amounts of $180.6 million and $35.1 million, respectively.
Since the acquisition date, significant amounts of fleet have been moved between legacy WillScot locations and the acquired ModSpace locations, and it is not practicable to reasonably estimate the revenue and earnings of ModSpace separately since the acquisition date.
The unaudited pro forma information below has been prepared using the purchase method of accounting, giving effect to the Acton and ModSpace acquisitions as if they had been completed on January 1, 2017. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above dates, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, and also does not reflect additional revenue opportunities following the acquisitions.

	Year Ended December 31,
(in thousands)	2018 (a) (unaudited)		2017 (a) (unaudited)
WillScot revenues	$751,412		$445,942	(b)
Acton and ModSpace revenues	312,609		537,393	(c)
Pro forma revenues	$1,064,021		$983,335

WillScot pre-tax loss	$(92,172)		$(165,398)	(d)
Acton and ModSpace pre-tax loss	(7,457)		(111,319)	(c)
Pre-tax loss before pro forma adjustments	(99,629)		(276,717)
Pro forma adjustments to combined pre-tax loss:
Impact of fair value mark-ups/useful life changes on depreciation	10,135		13,557	(e)
Intangible asset amortization	(625)	(f)	(1,708)	(f)
Interest expense	(41,178)	(g)	(75,031)	(h)
Elimination of ModSpace interest	20,279	(i)	45,461	(i)
Pro forma pre-tax loss	(111,018)	(j)	(294,438)
Income tax benefit	(43,462)	(k)	(34,228)	(k)
Income from discontinued operations	—		14,650
Pro forma net loss	$(67,556)		$(245,560)
(a) Pro forma results for the year ended December 31, 2017 reflects both Acton and ModSpace historic activity. Pro forma results for the year ended December 31, 2018 include ModSpace historic activity, but do not reflect any adjustments for Acton, as they were included in WillScot results for the entire year. Post-acquisition ModSpace and Acton revenues and pre-tax income are reflected in WillScot's historic revenue and pre-tax income amounts.
(b) Excludes historic revenues and pre-tax income from discontinued operations.
(c) Historic Acton revenues were $93.9 million and historic ModSpace revenues were $443.5 million, respectively, for the year ended December 31, 2017. Historic Acton pre-tax loss was $3.2 million and historic ModSpace pre-tax loss was $108.1 million, respectively, for the year ended December 31, 2017.
(d) Excludes historic revenues and pre-tax income from discontinued operations. Includes historic Corporate and other selling, general and administrative expenses ("SG&A") related to Algeco Group costs, which were $45.1 million for the year ended December 31, 2017.
(e) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the Acton and ModSpace acquisitions. For the year ended December 31, 2017, Acton had additional depreciation expense of $5.3 million and ModSpace had a reduction of $18.9 million.
(f) Amortization of the trade names acquired. A value of $0.7 million was assigned to the Acton tradename, which was amortized over one year. The ModSpace tradename was assigned a value of $3.0 million and will be amortized over three years.
(g) In connection with the ModSpace acquisition, the Company drew an incremental $419.0 million on the ABL Facility and issued $300.0 million of 2023 Secured Notes and $200.0 million of Unsecured Notes (see Note 10). As of December 31, 2018 the weighted-average interest rate for the aforementioned borrowings was 6.54%. Interest expense includes amortization of related deferred financing fees on debt incurred in conjunction with the ModSpace acquisition.
(h) In connection with the Acton acquisition, the Company drew $237.1 million on the ABL Facility. The weighted-average interest rate of ABL borrowings was 4.02%. In connection with the ModSpace acquisition, the Company drew an incremental $419.0 million on the ABL Facility and issued $300.0 million of secured notes and $200.0 million of unsecured notes. The weighted-average interest rate of all ModSpace acquisition borrowings was 6.54%. Interest expense includes amortization of related deferred financing fees on debt incurred in conjunction with ModSpace acquisition.
(i) Interest on Acton and ModSpace historic debt was eliminated. Historic Acton interest was $5.1 million and historic ModSpace interest was $40.4 million, respectively, for the year ended December 31, 2017.
(j) Pro forma pre-tax loss includes $15.5 million of restructuring expense, $30.0 million of integration costs, and $20.1 million of transaction costs incurred by WillScot for the year ended December 31, 2018. Additionally, pro forma pre-tax loss for the year ended December 31, 2018 also includes $20.5 million of interest expense associated with bridge financing fees incurred in connection with the acquisition of ModSpace.
(k) As the combined pro forma company was in a tax loss position in 2018 and 2017, all pro forma adjustments for US tax effects are at the federal and state US statutory tax rate of 25.8% since the adjustments represent future deductible or taxable temporary differences.
Transaction and Integration Costs
The Company incurred $30.0 million in integration costs associated with the Tyson, Acton, and ModSpace acquisitions within SG&A expenses, as well as $20.1 million in transaction costs related to its acquisition activity in the year ended December 31, 2018. The Company incurred $1.8 million in transaction costs as part of the Acton acquisition and $22.1 million in transaction costs as part of the Business Combination during the year ended December 31, 2017.

NOTE 3 - Discontinued Operations
WSII’s Remote Accommodations Business was transferred to another entity included in the Algeco Group prior to the Business Combination.
Historically, the Remote Accommodations Business leased rental equipment from WSII. After the Business Combination, several lease agreements for rental equipment still exist between the Company and Target. The lease revenue associated with these agreements is disclosed in Note 20. The Company also had rental unit sales to Target during the year ended December 31, 2018, which is disclosed in Note 20.
As a result of the transactions discussed above, the Remote Accommodations segment has been reported as discontinued operations in the condensed consolidated statements of operations for the years ended December 31, 2017 and 2016, and has no impact on the financial statements in 2018.
Significant Accounting Policies Related to Discontinued Operations
Revenue Recognition - Remote Accommodations
Revenue related to the Remote Accommodations Business, such as lodging and related ancillary services, was recognized pursuant to the terms of the contractual relationships with customers in the period in which services were provided. In some contracts, rates varied over the contract term. In these cases, revenue was generally recognized on a straight-line basis over the contract. Certain of the remote accommodations arrangements contained a lease of the lodging facilities and other non-lease services. Arrangement consideration was allocated between lodging and services based on the relative estimated selling price of each deliverable. The estimated price of the lodging and services deliverables was based on the price of lodging and services when sold separately, or based upon the best estimate of selling price method.
Remote Accommodations Business revenue pertained entirely to the Remote Accommodations segment (see Note 19). There were no revenues or costs related to the Remote Accommodations segment for the year ended December 31, 2018. Revenues and costs related to the Remote Accommodations Business for the period ended November 28, 2017, and the year ended December 31, 2016, were as follows:

(in thousands)	Period Ended November 28, 2017	Year Ended December 31, 2016
Remote accommodations revenue:
Lease revenue	$53,571	$79,957
Service revenue	67,282	69,510
Total remote accommodations revenue	$120,853	$149,467

Remote accommodation costs:
Cost of leases	$7,837	$9,562
Cost of services	46,134	41,583
Total remote accommodations costs	$53,971	$51,145
Rental Equipment - Remote Accommodations
Remote accommodations rental equipment was measured at cost less accumulated depreciation and impairment losses. Cost included expenditures that were directly attributable to the acquisition of the asset. Costs of improvements and betterments to remote accommodations rental equipment were capitalized when such costs extended the useful life of the equipment or increased the rental value of the unit. Costs incurred for remote accommodations equipment to meet a particular customer specification were capitalized and depreciated over the lease term, taking in consideration the residual value of the asset. Maintenance and repair costs were expensed as incurred.
Depreciation was generally computed using the straight-line method over estimated useful life, as follows:

	Estimated Useful Life	Residual Value
Remote accommodations	15 years	0 - 25%

Results from Discontinued Operations
There was no income (loss) from discontinued operations, net of tax, for the year ended December 31, 2018. Income from discontinued operations, net of tax, for the period ended November 28, 2017, and the year ended December 31, 2016, were as follows:

(in thousands)	Period Ended November 28, 2017	Year Ended December 31, 2016
Remote accommodations revenue	$120,853	$149,467
Rental unit sales	1,522	—
Remote accommodations costs of leasing and services	53,971	51,145
Rental unit cost of sales	901	—
Depreciation of rental equipment	21,995	36,300
Gross profit	45,508	62,022
Selling, general and administrative expenses	11,513	13,883
Other depreciation and amortization	4,589	5,029
Restructuring costs	1,714	—
Change in fair value of contingent considerations	—	(4,581)
Other income	(52)	(394)
Operating profit	27,744	48,085
Interest expense	2,444	2,346
Income from discontinued operations, before income tax	25,300	45,739
Income tax expense	10,650	13,544
Income from discontinued operations, net of tax	$14,650	$32,195
There were no assets and liabilities remaining related to discontinued operations on the Company’s consolidated balance sheet at December 31, 2018 or 2017.
Cash flows from the Company’s discontinued operations are included in the consolidated statements of cash flows. There were no cash flows from discontinued operations for the year ended December 31, 2018. The significant cash flow items from discontinued operations for the years ended December 31, 2017 and 2016 were as follows:

(in thousands)	2017	2016
Depreciation and amortization	$26,584	$41,329
Capital expenditures	$9,890	$5,125
Change in fair value of contingent consideration	$—	$(4,581)

NOTE 4 - Inventories
Inventories at December 31, consisted of the following:

(in thousands)	2018	2017
Raw materials and consumables	$16,022	$10,082
Work in process	196	—
Total inventories	$16,218	$10,082

NOTE 5 - Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at December 31 consisted of the following:

(in thousands)	2018	2017
Prepaid expenses	$9,200	$4,829
Other current assets	12,506	6,004
Receivables due from affiliates	122	2,863
Total prepaid expenses and other current assets	$21,828	$13,696

NOTE 6 - Rental Equipment, net
Rental equipment, net at December 31 consisted of the following:

(in thousands)	2018	2017
Modular units and portable storage	$2,333,776	$1,385,901
Value added products	90,526	59,566
Total rental equipment	2,424,302	1,445,467
Less: accumulated depreciation	(495,012)	(405,321)
Rental equipment, net	$1,929,290	$1,040,146
During the year ended December 31, 2018, the Company received $9.3 million in insurance proceeds related to assets damaged during Hurricane Harvey. The insurance proceeds exceeded the book value of damaged assets, and the Company recorded gains of $4.8 million which are reflected in other (income) expense, net, on the consolidated statements of operations for the year ended December 31, 2018.

NOTE 7 – Property, Plant and Equipment, net
Property, plant and equipment, net at December 31 consisted of the following:

(in thousands)	2018	2017
Land, buildings and leasehold improvements	$185,870	$89,941
Manufacturing and office equipment	58,481	47,882
Software and other	29,632	26,598
Total other property, plant and equipment	273,983	164,421
Less: accumulated depreciation	(90,233)	(80,755)
Property, plant and equipment, net	$183,750	$83,666
Depreciation expense related to property, plant and equipment was $12.2 million, $8.7 million and $9.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Included in property, plant and equipment are certain assets under capital leases. The gross cost of property, plant and equipment assets under capital leases was $0.8 million and $3.4 million as of December 31, 2018 and 2017, respectively. The accumulated depreciation related to property, plant and equipment assets under capital leases was $0.7 million and $3.2 million as of December 31, 2018 and 2017, respectively. The depreciation expense for these assets is presented in other depreciation and amortization in the consolidated statement of operations. As more fully disclosed in Note 10, the Company has entered into various sale leaseback transactions associated with several of its branches in North America. The net book value of the assets under sale leaseback transactions that are included in property, plant and equipment was $31.3 million and $33.1 million as of December 31, 2018 and 2017, respectively.
In the fourth quarter of 2018, the Company reclassified certain branch facilities from property, plant and equipment to held for sale. As the fair value less cost to sell was less than the carrying value of these assets, we recognized an impairment charge of $1.6 million. The fair value of the assets held for sale is a Level 2 investment and was measured using current sales prices for comparable assets in the market.
NOTE 8 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

	Modular – US	Modular – Other North America	Total
Balance at December 31, 2016	$—	$56,811	$56,811
Acquisition of a business	28,609	—	28,609
Effects of movements in foreign exchange rates	—	3,932	3,932
Impairment losses	—	(60,743)	(60,743)
Balance at December 31, 2017	28,609	—	28,609
Acquisition of businesses	183,711	35,128	218,839
Changes to preliminary purchase price allocations	944	—	944
Effects of movements in foreign exchange rates	—	(1,375)	(1,375)
Balance at December 31, 2018	$213,264	$33,753	$247,017

As discussed in further detail in Note 2, the Company acquired ModSpace in August 2018. A preliminary valuation of the acquired net assets of ModSpace resulted in the recognition of $180.6 million and $35.1 million of goodwill in the Modular - US segment and Modular - Other North America segment, defined in Note 19, which the Company expects will be non-deductible for income tax purposes. The Company expects to finalize the valuation of the acquired net assets of ModSpace within the one-year measurement period from the date of acquisition.
As described in Note 2, the Company acquired Tyson in January 2018. The Company concluded the valuation of the acquired net assets of Tyson in the fourth quarter of 2018, resulting in the recognition of $3.1 million of goodwill in the US segment.
As discussed in further detail in Note 2, the Company acquired Acton in December 2017. A preliminary valuation of the acquired net assets of Acton resulted in the recognition of $28.6 million of goodwill to the Modular - US segment, as defined in Note 19, for the year ended December 31, 2017. During the year ended December 31, 2018, the Company made net adjustments of $0.9 million that decreased the acquired net assets of Acton, due to further evaluation of rental equipment and non-indemnified liabilities partially offset by changes in insurance-related receivables and deferred tax assets.
Annual Goodwill Impairment Analysis
The Company had $28.6 million and $247.0 million of goodwill as of December 31, 2017 and 2018, respectively. Through the acquisition of ModSpace in August 2018, the Company recorded $215.7 million of goodwill, which was allocated to the Company’s US and Canadian reporting units based on preliminary fair values of the assets acquired and liabilities assumed on the acquisition date.
The Company conducted its annual goodwill impairment test by performing a quantitative assessment as of October 1, 2018. After conducting an analysis of the fair value of each reporting unit as of October 1, 2018, the Company determined that there was no impairment of goodwill identified as a result of the annual impairment analysis. The US reporting unit was determined to have a fair value in excess of carrying value of over 100.0% as of October 1, 2018. The Canadian reporting unit was determined to have a fair value in excess of its carrying value of approximately 2.0% as of October 1, 2018.
In December 2018, there was a significant decline in the debt and equity capital markets, including the Company’s stock price, which constituted an indicator of potential impairment in management's judgment. As a result, the Company performed an interim goodwill impairment test as of December 31, 2018. The interim impairment analysis determined that there was no impairment of goodwill for either the US and Canadian reporting units as of December 31, 2018. As of December 31, 2018, the US reporting unit continued to have a fair in excess of carrying value of over 100.0%. The Canadian reporting unit was determined to have a fair value in excess of carrying value of less than 1.0% as of December 31, 2018.
The fair value of the reporting units at October 1, 2018 and December 31, 2018 were determined based on the income approach. The income approach requires management to make certain estimates and judgments. To estimate its projected cash flows, management uses estimates of economic and market information, including growth rates in revenues and costs, working capital and capital expenditure requirements, operating margins, and projected foreign exchange rates and tax rates where applicable. Several of the assumptions used in the discounted cash flow analysis are based upon a multi-year financial plan. The annual planning process takes into consideration many factors including: historical results and operating performance, related industry trends, pricing and other commercial strategies, operational considerations, and market data, among other things. Assumptions are also made for periods beyond the multi-year financial plan period.
The discount rate used in the income approach is determined using a weighted-average cost of capital and reflects the risks and uncertainties in the cash flow estimates for the Company’s reporting units. The weighted-average cost of capital includes a cost of debt and equity. The cost of equity is estimated using the capital asset pricing model, which includes inputs for a long-term risk-free rate, equity risk premium, company/small stock risk premium, an asset beta appropriate for the assets in the reporting unit, as well as Company-specific premiums or discounts that may be applied based on management’s judgment.
There are inherent uncertainties and judgments involved when determining the fair value of the reporting units for purposes of the Company’s annual goodwill impairment testing. The success of the reporting unit depends on the achievement of certain key assumptions developed by management that are used in the discounted cash flow analyses. These are contingent upon various factors including, but not limited to (i) achieving revenue growth through pricing, increased units on rent, increased penetration of value added products and services, and other commercial strategies, (ii) efficient management of our operations and our fleet through maintenance and capital investment, and, (iii) achieving margin expectations, including integration synergies with acquired companies. In addition, some of the estimates and assumptions used in determining fair value of the reporting units including the discount rate, foreign currency rates, and growth rates utilize inputs that are outside the control of management and dependent on market and economic conditions These assumptions are inherently uncertain and deterioration of market and economic conditions would adversely impact the Company's ability to meet its projected results and would affect the fair value of the reporting units.
The estimates of fair value are sensitive to the aforementioned inputs to the valuation approach. If any one of the above inputs changes, it could reduce or increase the estimated fair value of the affected reporting unit. A reduction in the fair value of a reporting unit could result in an impairment charge up to the full amount of goodwill reported. Some of the inputs, such as forecasts of revenue and earnings growth, are subject to change given their operational uncertainty. Other inputs, such as the discount rate and foreign currency rates, are subject to change as they are outside of our control.

At December 31, 2018, there was $33.8 million of goodwill allocated to the Canadian reporting unit. If all assumptions were held constant, a 1% increase in the discount rate would result in a $30.9 million decrease in the estimated fair value of the Canadian reporting unit and would result in impairment of a portion of the Company’s goodwill. A 1% decrease in the discount rate would result in a $41.1 million increase in the estimated fair value of the Canadian reporting unit. We continue to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit.
Although the Company believes that it has sufficient historical and projected information available to test for goodwill impairment, it is possible that actual results could differ from the estimates used in its impairment tests. Of the key assumptions that impact the goodwill impairment test, the expected future cash flows, discount rate and foreign exchange rates are among the most sensitive and are considered to be critical assumptions. Changes to these estimates could have an effect on the estimated fair value of each of the Company’s reporting units.
The Company recognized a goodwill impairment charge in 2017 of $60.7 million, equal to the difference between the carrying value and estimated fair value of the Canadian reporting unit, limited to the value of the Canadian goodwill at the impairment assessment date, during the fourth quarter of 2017. The impairment was primarily driven by a longer expected recovery period in the estimated future cash flows for the reporting unit, specifically as it related to customers in the oil and gas industry. The Canadian reporting unit had seen an increase in lease volume, but had continued to see declines in pricing and margin.
The Company recognized a goodwill impairment charge in 2016 of $5.5 million, associated with the Mexico reporting unit, which is included in the Modular - Other North America segment. The impairment was the result of a decline in the operating results and a re-evaluation of future growth.
Accumulated goodwill impairment losses were $792.8 million, $792.8 million and $732.0 million as of December 31, 2018, 2017 and 2016, respectively. The $792.8 million of accumulated impairment losses as of December 31, 2018 includes: $726.5 million of losses pertaining to the Modular - US segment and $66.3 million of losses pertaining to the Modular - Other North America segment, respectively.
Intangibles
Intangible assets other than goodwill at December 31, consisted of the following:

	December 31, 2018
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Favorable lease rights	6.7	$4,523	$(347)	$4,176
ModSpace trade name	2.7	3,000	(375)	2,625
Total intangible assets subject to amortization		7,523	(722)	6,801

Indefinite-lived intangible assets:
Trade names		125,000	—	125,000
Total intangible assets other than goodwill		$132,523	$(722)	$131,801

	December 31, 2017
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Favorable lease rights	7.8	$551	$—	$551
Acton trade name	1.0	708	—	708
Total intangible assets subject to amortization		1,259	—	1,259

Indefinite-lived intangible assets:
Trade names		125,000	—	125,000
Total intangible assets other than goodwill		$126,259	$—	$126,259
As discussed in further detail in Note 2, the Company acquired Acton in December 2017. A valuation of the acquired net assets of Acton resulted in the allocation of $1.3 million to definite-lived intangible assets to the Modular - US segment, defined in Note 19.

As described in Note 2, the Company acquired Tyson in January 2018. A valuation of the acquired net assets of Tyson resulted in the recognition of $3.1 million of goodwill in the Modular - US segment, defined in Note 19.
As described in Note 2, the Company acquired ModSpace in August 2018, and preliminarily allocated $3.0 million and $3.9 million to definite-lived intangible assets, related to the ModSpace trade name and favorable lease rights, to the Modular - US segment and $0.1 million of definite-lived intangible assets to the Modular - Other North America segment, defined in Note 19. The trade name has an estimated useful life of three years and the favorable lease asset has an estimated useful life of six years. The Company expects to finalize the valuation of the acquired net assets of ModSpace, including the related intangible assets, within the one-year measurement period from the date of acquisition.
The aggregate amortization expense for intangible assets subject to amortization was $1.4 million for the year ended December 31, 2018, of which $1.1 million was recorded in depreciation and amortization expense, and $0.3 million related to the favorable lease rights was recorded in SG&A. There was no amortization expense for intangible assets subject to amortization for the years ended December 31, 2017 and 2016.
As of December 31, 2018, the expected future amortization expense for intangible assets is as follows:

(in thousands)	Amortization Expense
2019	$1,785
2020	1,649
2021	1,253
2022	628
2023	628
Thereafter	858
Total	$6,801

NOTE 9 - Deferred Revenue and Customer Deposits
Deferred revenue and customer deposits at December 31 consisted of the following:

(in thousands)	2018	2017
Current:
Deferred revenue	$68,398	$37,041
Customer deposits	3,380	8,141
Total current deferred revenue and customer deposits	$71,778	$45,182

Long-term:
Deferred revenue	$7,723	$4,847
Customer deposits	—	530
Total long-term deferred revenue and customer deposits	$7,723	$5,377

NOTE 10 - Debt
The carrying value of debt outstanding at December 31 consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	2018	2017
2022 Secured Notes	7.875%	2022	$292,258	$290,687
2023 Secured Notes	6.875%	2023	293,918	—
Unsecured Notes	10.00%	2023	198,931	—
US ABL Facility	Varies	2022	853,409	297,323
Canadian ABL Facility (a)	Varies	2022	—	—
Capital lease and other financing obligations			37,983	38,736
Total debt			1,676,499	626,746
Less: current portion of long-term debt			(1,959)	(1,881)
Total long-term debt			$1,674,540	$624,865
(a) As of December 31, 2018, the Company had $0.9 million of outstanding principal borrowings on the Canadian ABL Facility and $2.9 million of related debt issuance costs. $0.9 million of the related debt issuance costs are recorded as a direct offset against the principal of the Canadian ABL Facility and the remaining $2.0 million, in excess of principal, has been included in other non-current assets on the condensed consolidated balance sheet. As there were no principal borrowings outstanding on the Canadian ABL Facility as of December 31, 2017, $1.8 million of debt issuance costs and debt discounts related to the facility are included in other non-current assets on the consolidated balance sheet.
As of December 31, 2018, the aggregate annual principal maturities of debt and capital lease obligations for each of the next five years are as follows:

(in thousands)	Debt	Capital leases and other financing obligations	Total
2019	$—	$1,959	$1,959
2020	—	204	204
2021	—	5,019	5,019
2022	1,179,418	235	1,179,653
2023	500,000	252	500,252
Thereafter	—	31,873	31,873
The Company has debt discount and debt issuance costs recorded as offsets against the carrying value of the ABL Facility, the 2022 Secured Notes, the 2023 Secured Notes, the Unsecured Notes and other financing obligations as discussed in further detail below.
The debt discount and debt issuance costs will be amortized and included as part of interest expense over the remaining contractual terms of those debt instruments for each of the next five years as follow:

(in thousands)	Debt discount and debt issuance cost amortization
2019	$11,482
2020	11,746
2021	11,999
2022	7,380
2023	1,291
Thereafter	506
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
Interest expense of $0.0 million, $29.2 million and $23.8 million related to the Algeco Group Revolver and the Amended Algeco Group Revolver was included in the interest expense for the years ended December 31, 2018, 2017 and 2016, respectively.
ABL Facility
On November 29, 2017, WS Holdings, WSII and certain of its subsidiaries entered into an ABL credit agreement (the “ABL Facility”) that provided a senior secured revolving credit facility in the initial aggregate principal amount of up to $600.0 million.
For accounting purposes, the ABL Facility is treated as a modification of the Amended Algeco Group Revolver. Certain of the lenders under the Amended Algeco Group Revolver are also lenders under the ABL Facility. As the borrowing capacity of each of the continuing lenders in the ABL Facility was greater than the borrowing capacity of the Amended Algeco Group Revolver, any unamortized debt issuance costs of continuing lenders were deferred and amortized through the maturity date of the ABL Facility. The amount of unamortized debt issuance costs pertaining to continuing ABL lenders was $3.5 million as of the date of the modification. Any debt issuance costs from the Amended Algeco Group Revolver that pertain to non-continuing lenders were expensed through interest expense on the consolidated statement of operations as of the modification date. The Company recognized a charge of $2.8 million in interest expense related to the write-off of debt issuance costs pertaining to non-continuing lenders for the year ended December 31, 2017. As a result of entering into the ABL Facility, the Company incurred debt issuance and discounts costs of $11.2 million that will be deferred and amortized through the maturity date of the ABL Facility
In July and August 2018, the Company entered into three amendments (the "ABL Amendments") to the ABL Facility that, among other things, (i) permitted the ModSpace acquisition and the Company’s financing thereof, (ii) increased the ABL Facility limit to $1.425 billion in the aggregate, with an accordion feature allowing up to $1.8 billion of capacity, and (iii) increased certain thresholds, basket sizes and default and notice triggers to account for the Company’s increased scale following the ModSpace acquisition.
After giving effect to the ABL Amendments, the ABL Facility, which matures on May 29, 2022, consists of (i) a $1.285 billion asset-backed revolving credit facility (the “US ABL Facility”) for WSII and certain of its domestic subsidiaries (the “US Borrowers”), (ii) a $140.0 million asset-based revolving credit facility (the “Canadian ABL Facility”) for certain Canadian subsidiaries of WSII (the “Canadian Borrower,” and together with the US Borrowers, the “Borrowers”), and (iii) an accordion feature that permits the Borrowers to increase the lenders’ commitments in an aggregate amount not to exceed $375.0 million, subject to the satisfaction of customary conditions, plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility.
Borrowings under the ABL Facility, at the Borrower’s option, bear interest at an adjusted LIBOR or base rate, in each case plus an applicable margin. The initial applicable margin was 2.50% for LIBOR borrowings and 1.50% for base rate borrowings. Commencing on March 31, 2018, the applicable margins were subject to one step-down of 0.25% or one step-up of 0.25%, based on excess availability levels with respect to the ABL Facility. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of between 0.375% and 0.5% per annum. At December 31, 2018, the weighted average interest rate for borrowings under the ABL Facility was 4.95%. The weighted average interest rate on the balance outstanding as of year end, as adjusted for the effects of the interest rate swap agreements was 5.23%. Refer to Note 14 for a more detailed discussion on interest rate management.
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
The US Borrowing Base is, at any time of determination, an amount (net of reserves) equal to the sum of:
◦85% of the net book value of the US Borrowers’ eligible accounts receivable, plus

◦the lesser of (i) 95% of the net book value of the US Borrowers’ eligible rental equipment and (ii) 85% of the net orderly liquidation value of the US Borrowers’ eligible rental equipment, minus
◦customary reserves.
The Canadian Borrowing Base is, at any time of determination, an amount (net of reserves) equal to the sum of:
◦85% of the net book value of the Canadian Borrower’s eligible accounts receivable, plus
◦the lesser of (i) 95% of the net book value of the Canadian Borrower's eligible rental equipment and (ii) 85% of the net orderly liquidation value of the Canadian Borrower's eligible rental equipment, plus
◦portions of the US Borrowing Base that have been allocated to the Canadian Borrowing Base, minus
◦customary reserves.
At December 31, 2018, the Line Cap was $1.425 billion and the Borrowers had $532.6 million of available borrowing capacity under the ABL Facility, including $393.5 million under the US ABL Facility and $139.1 million under the Canadian ABL Facility. At December 31, 2017, prior to the ABL Amendments, the Line Cap was $600.0 million and the Borrowers had $281.1 million of available borrowing capacity under the ABL Facility, including $211.1 million under the US ABL Facility and $70.0 million under the Canadian ABL Facility.
Borrowing capacity under the US ABL Facility is made available for up to $75.0 million of letters of credit and up to $75.0 million of swingline loans, and borrowing capacity under the Canadian ABL Facility is made available for up to $60.0 million of letters of credit, and $50.0 million of swingline loans. At December 31, 2018, letters of credit and bank guarantees carried fees of 2.625%. The Company had issued $13.0 million and $8.9 million of standby letters of credit under the ABL Facility at December 31, 2018 and December 31, 2017, respectively.
The obligations of the US Borrowers are unconditionally guaranteed by WS Holdings and each existing and subsequently acquired or organized direct or indirect wholly-owned US organized restricted subsidiary of WS Holdings, other than excluded subsidiaries (together with WS Holdings, the "US Guarantors"). The obligations of the Canadian Borrowers are unconditionally guaranteed by the US Borrowers and the US Guarantors, and each existing and subsequently acquired or organized direct or indirect wholly-owned Canadian organized restricted subsidiary of WS Holdings other than certain excluded subsidiaries (together with the US Guarantors, the "ABL Guarantors").
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
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the Borrowers continued flexibility to operate and develop their businesses. The ABL Facility also contains customary representations and warranties, affirmative covenants and events of default. The Company is in compliance with these covenants and restrictions as of December 31, 2018.
The Company had $879.4 million and $310.0 million in outstanding principal under the ABL Facility at December 31, 2018  and December 31, 2017, respectively.
The ABL Amendments were treated as a debt modification to the ABL Facility for accounting purposes. All ABL Facility lenders prior to the ABL Amendments are continuing lenders after giving effect to the ABL Amendments. The Company incurred an additional $19.0 million in debt issuance costs and discounts associated with the ABL Amendments that have been deferred and will be amortized through the remaining period until the maturity date of the ABL Facility. Debt issuance costs and discounts of $26.0 million and $12.7 million are included in the carrying value of the ABL Facility at December 31, 2018 and December 31, 2017, respectively.
Interest expense of $27.1 million and $0.8 million related to the ABL Facility was included in interest expense for the years ended December 31, 2018 and December 31, 2017, respectively.
2022 Senior Secured Notes
In connection with the closing of the Business Combination, WSII issued $300.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “2022 Secured Notes”) under an indenture dated November 29, 2017 (the “Indenture”). The Indenture was entered into by and among WSII, the guarantors named therein (the “Note Guarantors”), and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on June 15 and December 15 beginning June 15, 2018.

Before December 15, 2019, WSII may redeem the 2022 Secured Notes at a redemption price equal to 100% of the principal amount thereof, plus a customary make whole premium for the 2022 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date.
The customary make whole premium, with respect to any 2022 Secured Note on any applicable redemption date, as calculated by the Company, is the greater of (i) 1.00% of the then outstanding principal amount of the 2022 Secured Note; and (ii) the excess of (a) the present value at such redemption date of (i) the redemption price set on or after December 15, 2019 plus (ii) all required interest payments due on the 2022 Secured Note through December 15, 2019, excluding accrued but unpaid interest to the redemption date, in each case, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the 2022 Secured Note.
Before December 15, 2019, WSII may redeem up to 40% of the aggregate principal amount of the 2022 Secured Notes at a price equal to 107.875% of the principal amount of the 2022 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date with the net proceeds of certain equity offerings. At any time prior to November 29, 2019, WSII may also redeem up to 10% of the aggregate principal amount of the 2022 Secured Notes at a redemption price equal to 103% of the principal amount of the 2022 Secured Notes being redeemed during each twelve-month period commencing with the closing date, plus accrued and unpaid interest, if any, to but not including the redemption date. If WSII undergoes a change of control or sells certain of its assets, WSII may be required to offer to repurchase the Notes.
On or after December 15, 2019, WSII, at its option, may redeem the 2022 Secured Notes, in whole or in part, at the redemption prices expressed as percentages of principal amount set forth below, plus accrued and unpaid interest to, but not including, the applicable redemption date (subject to the right of 2022 Secured Note holders on the relevant record date to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the twelve-month period beginning on December 15 of each of the years set forth below:

Year	Redemption Price
2019	103.938%
2020	101.969%
2021 and thereafter	100.000%
The 2022 Secured Notes are unconditionally guaranteed by the Note Guarantors. WillScot is not a guarantor of the 2022 Secured Notes. The Note Guarantors, as well as certain of the Company’s non-US subsidiaries, are guarantors or borrowers under the ABL Facility. To the extent that lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the 2022 Secured Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of WSII and the Note Guarantors, subject to customary exclusions. The guarantees of the 2022 Secured Notes by WillScot Equipment II, LLC, a Delaware limited liability company which holds certain of WSII’s assets in the US, will be subordinated to its obligations under the ABL Facility.
The 2022 Secured Notes contain certain negative covenants, including limitations that restrict WSII’s ability and the ability of certain of its subsidiaries, to directly or indirectly, create additional financial obligations. With certain specified exceptions, these negative covenants prohibit WSII and certain of its subsidiaries from: creating or incurring additional debt; paying dividends or making any other distributions with respect to its capital stock; making loans or advances to WillScot or any restricted subsidiary of WSII; selling, leasing or transferring any of its property or assets to WillScot or any restricted subsidiary of WSII; directly or indirectly creating, incurring or assuming any lien of any kind securing debt on the collateral; or entering into any sale and leaseback transaction. On August 15, 2018, in conjunction with the ModSpace acquisition and related debt issuances, WSII entered a supplemental indenture to, among other things, join ModSpace and its domestic subsidiaries as guarantors of the 2022 Secured Notes.
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the US Borrowers continued flexibility to operate and develop their businesses. The Company is in compliance with these covenants and restrictions as of December 31, 2018.
The Company incurred and deferred $9.4 million of debt issuance and discount costs in connection with the issuance of the 2022 Secured Notes in 2017, which are included in the carrying value as of the 2022 Secured Notes as of December 31, 2018. These will be amortized through the maturity date of the 2022 Secured Notes. As a result of entering into the 2022 Secured Notes, in 2017, the Company also incurred bridge financing fees of $3.8 million, which are recorded in interest expense on the consolidated statements of operations. As of December 31, 2018 and 2017, unamortized debt issuance costs pertaining to the 2022 Secured Notes were $7.7 million and $9.3 million, respectively.
2023 Senior Secured Notes
On August 6, 2018, a special purpose subsidiary of WSII completed a private offering of $300 million in aggregate principal amount of its 6.875% senior secured notes due August 15, 2023 (the “2023 Secured Notes,” and together with the 2022 Secured Notes, the "Senior Secured Notes"). The issuer entered into an indenture dated August 6, 2018 with Deutsche Bank Trust Company Americas, as trustee (“2023 Secured Notes Indenture”), which governs the terms of the 2023 Secured

Notes. In connection with the ModSpace acquisition, the issuer merged with and into WSII and WSII assumed the 2023 Secured Notes. Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
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
On and after August 15, 2020, WSII may redeem the 2023 Secured Notes, in whole or in part, at the redemption prices expressed as percentages of principal amount set forth below plus accrued and unpaid interest to but not including the applicable redemption date (subject to the holders' right to receive interest due on an interest payment date falling on or prior to the redemption date), if redeemed during the twelve-month period beginning on August 15 of each of the years set forth below.

Year	Redemption Price
2020	103.438%
2021	101.719%
2022 and thereafter	100.000%
The 2023 Secured Notes are unconditionally guaranteed by the Note Guarantors. WillScot is not a guarantor of the 2023 Secured Notes. The Note Guarantors and certain of the Company's non-US subsidiaries are guarantors or borrowers under the ABL Facility. These guarantees are secured by a second priority security interest in substantially all of the assets of WSII and the Guarantors (subject to customary exclusions) and are subordinated to the Company's obligations under the ABL Facility.
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
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the US Borrowers continued flexibility to operate and develop their businesses. The Company is in compliance with these covenants and restrictions as of December 31, 2018.
The Company incurred debt issuance costs and discounts of $6.5 million in connection with the 2023 Secured Notes. Debt issuance costs and discounts of $6.1 million are included in the carrying value of the debt at December 31, 2018.
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
If paid in cash, the Unsecured Notes bear interest at a rate of 10% per annum, on or before February 15, 2021, and at an increased rate per annum of 12.5% thereafter. Interest on the Unsecured Notes can also be paid in kind ("PIK") at 11.25% per annum on or before February 15, 2021. Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
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
The Unsecured Notes are unconditionally guaranteed by each Note Guarantor. These guarantees are senior, unsecured obligations of the Note Guarantors (except that the guarantee of the Unsecured Notes provided by WillScot Equipment II, LLC, which holds certain of WSII’s uncertificated assets in the US, are subordinated to its obligations under the ABL Facility).
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
The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the US Borrowers continued flexibility to operate and develop their businesses. The Company is in compliance with these covenants and restrictions as of December 31, 2018.
The Company incurred debt issuance costs and discounts of $1.1 million in connection with the issuance of the Unsecured Notes. Debt issuance costs and discounts of $1.1 million are included in the carrying value of the Unsecured Notes at December 31, 2018.
Capital Lease and Other Financing Obligations
The Company’s capital lease and financing obligations primarily consisted of $37.9 million and $38.5 million under sale-leaseback transactions and $0.1 million and $0.2 million of capital leases at December 31, 2018 and 2017. The Company’s capital lease and financing obligations are presented net of $1.6 million and $1.8 million of debt issuance costs for the year ended December 31, 2018 and December 31, 2017, respectively. The Company’s capital leases primarily relate to real estate, equipment and vehicles and have interest rates ranging from 1.2% to 11.9%.
The Company has entered into several arrangements in which they have sold branch locations and simultaneously leased the associated properties back from the various purchasers. Due to the terms of the lease agreements, these transactions are treated as financing arrangements. These transactions contain non-recourse financing which is a form of continuing involvement and precludes the use of sale-leaseback accounting. The terms of the financing arrangements range from approximately eighteen months to ten years. The interest rates implicit in these financing arrangements is approximately 8.0%.
Interest Expense
As discussed above, in the third quarter of 2018, the Company issued $1,097.1 million of new debt to fund cash consideration and transaction costs related to the ModSpace acquisition. As a result, increased interest expense in the third quarter is driven by the portion of the quarter in which these new facilities were outstanding and interest expense in the fourth quarter represents a full quarter of expense related to the new facilities.

	Quarter Ended (unaudited)
2018	March 31,	June 30,	September 30,	December 31,	YTD
Interest expense, net	$10,471	$10,880	$20,668	$28,262	$70,281
Debt issuance costs amortization	1,248	1,274	2,279	2,851	7,652
Bridge financing fees	—	—	20,500	—	20,500
Total interest expense	$11,719	$12,154	$43,447	$31,113	$98,433

Notes Due to and From Affiliates
In conjunction with the Business Combination, all notes due to and from affiliates were settled, and there is no related interest expense or interest income related to the notes due to or from affiliates for the year ended December 31, 2018.
Prior to the Business Combination, the Algeco Group distributed borrowings from its third party notes to entities within the Algeco Group, including WSII, through intercompany loans. WSII previously recorded these intercompany loans as notes due to affiliates with fixed maturity dates.
Interest expense of $58.4 million and $58.8 million associated with the notes due to affiliates is reflected in interest expense in the consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively. Interest on the notes due to affiliates was payable on a semi-annual basis.
Conversely, WSII also distributed borrowings to other entities within the Algeco Group through intercompany loans, and earned interest income on the principal. There was no interest income associated with the notes due from affiliates for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, the Company recognized $12.2 million and $10.2 million, respectively, of interest income related to the loans.
NOTE 11 - Other Non-Current Liabilities
Other non-current liabilities at December 31 consisted of the following:

(in thousands)	2018	2017
Reserve for uncertain tax positions - non-current	$23,561	$18,982
Other provisions - non-current	1,640	264
Restructuring liabilities	225	109
Interest rate swap liability (a)	6,192	—
Total other non-current liabilities	$31,618	$19,355
(a) See Note 14 for additional information on the interest rate swap.

NOTE 12 - Equity
Common Stock
WillScot's certificate of incorporation authorizes the issuance of 400,000,000 shares of Class A common stock with a par value of $.0001 per share, 100,000,000 shares of Class B common stock with a par value of $.0001 per share and 1,000,000 shares of preferred stock, par value $.0001 per share. The common shareholders possess the same voting rights, but only Class A shareholders are entitled to dividends or other distributions made by the Company.
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
On August 15, 2018, WillScot issued 6,458,229 unregistered shares of its Class A common stock to former ModSpace shareholders as part of the consideration paid for ModSpace. In connection with the private placement, WillScot entered into a registration rights agreement dated July 26, 2018, under which WillScot granted customary registration rights to the holders of the unregistered common shares. Subject to limited exception, the unregistered shares issued to former ModSpace shareholders could not be sold or otherwise transferred prior to February 15, 2019.
On December 11, 2018 pursuant to the terms of the Warrant Exchange discussed in more detail below, the Company issued 8,205,841 registered Class A common shares.
The Company has 108,508,997 shares of Class A common stock and 8,024,419 shares of Class B common stock issued and outstanding as of December 31, 2018. The outstanding shares of the Company’s common stock are duly authorized, validly issued, fully paid and non-assessable.
Warrants
2015 Warrants
Double Eagle issued warrants to purchase its common stock as components of units sold in its initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one-half of one share of WillScot Class A common stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. Public Warrants may be exercised only for a whole number of WillScot Class A shares and they expire on November 29, 2022. The Company may redeem the Public Warrants for $0.01 per warrant if the closing price of WillScot’s Class A shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends a notice of redemption to the warrant holders, providing for a 30 day notice period.
Double Eagle also issued warrants to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants,” and together with the Public Warrants, the "2015 Warrants"). The Private Warrants were purchased at a price of $0.50 per unit for an aggregate purchase price of $9.75 million. The Private Warrants are identical to the Public Warrants, except that, if held by Double Eagle’s sponsor or founders (or their permitted assignees), the Private Warrants may be exercised on a cashless basis and are not subject to redemption.
On July 12, 2018, the Public Warrants were suspended from trading on the Nasdaq Capital Market (“Nasdaq”) based on WillScot's failure to satisfy a minimum holder requirement applicable to the warrants. The Public Warrants were delisted on October 8, 2018.
2018 Warrants
On August 15, 2018, WillScot issued warrants to purchase approximately 10.0 million WillScot Class A common shares (the "2018 Warrants"), to the former shareholders as part of the ModSpace acquisition. Each ModSpace Warrant entitles the holder thereof to purchase one share of WillScot Class A common stock at an exercise price of $15.50 per share, subject to potential adjustment. Subject to limited exception, the 2018 Warrants were not exercisable or transferable until February 11, 2019. The 2018 Warrants expire on November 29, 2022. Under a registration rights agreement dated July 26, 2018, WillScot agreed to file a registration statement, and to use its reasonable best efforts to cause the registration statement to become effective, by the six-month anniversary of the issuance date.
Warrant Exchange
On November 8, 2018, WillScot commenced an offer to exchange the 2015 Warrants for shares of its Class A common stock in a cashless transaction (the “Warrant Exchange”). The 2018 Warrants were not subject to the Warrant Exchange offer. In the tender offer, each warrant holder had the opportunity to receive 0.18182 registered share of Class A common stock in exchange for each of warrant tendered by the holder and exchanged pursuant to the offer.
The Warrant Exchange offer expired on December 7, 2018 and a total of 45,131,827 of the outstanding 69,499,694 warrants were tendered and accepted for exchange. Pursuant to the terms of the Warrant Exchange, WillScot issued 8,205,841 shares of Class A common stock on December 11, 2018. In lieu of issuing fractional shares of common stock, WillScot paid $347 in cash to holders of warrants who would otherwise have been entitled to receive fractional shares, after aggregating all such fractional shares of such holder, in an amount equal to such fractional part of a share multiplied by the last sale price of a share of WillScot common stock on December 7, 2018. In connection with the Warrant Exchange, the Company capitalized $1.8 million of offering expenses within additional paid-in capital in December 2018.
As the fair value of the warrants exchanged in the Warrant Exchange offer was less than the fair value of the common stock issued, the Company recorded a non-cash deemed dividend of $2.1 million for the incremental fair value provided to the warrant holders. The fair value of the warrants was determined using the over-the-counter market price on December 7, 2018, a Level 2 fair value input. The fair value of the common stock was determined using the closing market price of the Company's common stock on December 7, 2018, a Level 1 fair value input.
At December 31, 2018, 24,367,867 of the 2015 Warrants and 9,999,579 2018 Warrants were outstanding.
Registration Statements
On November 28, 2018, a registration statement filed by WillScot with the SEC became effective. Under the shelf registration statement, 61,865,946 shares of WillScot Class A common stock issued in private placements to the Founders and certain of their transferees, Sapphire and certain of its transferees, and the former ModSpace shareholders were registered for resale.
On February 12, 2019, a registration statement filed by WillScot with the SEC became effective. Under the shelf registration statement, 562,542 shares of WillScot Class A common stock issued to the former ModSpace shareholders, 8,914,969 2018 Warrants and up to 9,999,579 new WillScot Class A shares issuable upon the exercise of the 2018 Warrants were registered for resale.

Accumulated Other Comprehensive Loss
 The changes in accumulated other comprehensive loss ("AOCI"), net of tax, for the years ended December 31, 2018, 2017 and 2016, were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2015	$(55,645)	$—	$(55,645)
Other comprehensive loss before reclassifications	(1,283)	—	(1,283)
Reclassifications from AOCI to income	—	—	—
Balance at December 31, 2016	(56,928)	—	(56,928)
Other comprehensive income before reclassifications	6,760	—	6,760
Reclassifications from AOCI to income	—	—	—
Reclassifications from AOCI to additional paid-in capital (a)	663	—	663
Less other comprehensive income (loss) attributable to non-controlling interest	8	—	8
Balance at December 31, 2017	(49,497)	—	(49,497)
Other comprehensive loss before reclassifications	(11,639)	(6,240)	(17,879)
Reclassifications from AOCI to income (b)	—	285	285
Reclassifications from AOCI to retained earnings (c)	(2,540)	—	(2,540)
Less other comprehensive income attributable to non-controlling interest	1,068	537	1,605
Balance at December 31, 2018	$(62,608)	$(5,418)	$(68,026)
(a) In connection with the transfer of WSII’s equity interest in Chard as part of the Algeco Group internal restructuring that occurred prior to the Business Combination, $0.6 million was reclassified from accumulated other comprehensive loss into additional paid-in capital in the fourth quarter of 2017.
(b) For the year ended December 31, 2018, $0.4 million was reclassified from AOCI into the consolidated statement of operations within interest expense related to the interest rate swaps discussed in Note 14. The Company recorded a tax benefit of $0.1 million associated with this reclassification.
(c) In the first quarter of 2018, the Company elected to early adopt ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a discrete reclassification of $2.5 million from accumulated other comprehensive loss to accumulated deficit effective January 1, 2018.
Non-Controlling Interest
The changes in non-controlling interest for the years ended December 31, 2018 and 2017 were as follows:

(in thousands)	2018	2017
Balance at beginning of period	$48,931	$—
Net loss attributable to non-controlling interest	(4,532)	(2,110)
Other comprehensive loss	(1,605)	(8)
Issuance of common stock and contribution of proceeds to WSII	7,574	—
Acquisition of ModSpace and the related financing transactions including stock and warrants	13,614	—
Recapitalization transaction	—	51,049
Balance at end of period	$63,982	$48,931
As disclosed above, during the year ended December 31, 2018, WillScot issued 9,200,000 shares of Class A common stock through an underwritten public offering, the proceeds of which were immediately contributed down through WS Holdings to WSII for purposes of funding part of the ModSpace acquisition. Sapphire waived its preemptive right to participate in the public offering under the shareholders agreement and Sapphire's ownership interest in WS Holdings was adjusted from 10% to 9% accordingly. As disclosed in Note 2, the Company closed on the ModSpace Acquisition that resulted in the contribution of ModSpace's net assets of $991.5 million to WSII. The net impact of the transactions above, resulted in a non-recurring adjustment of $21.2 million to additional paid-in capital and non-controlling interest on the condensed consolidated balance sheets. Despite the dilution in the non-controlling interest ownership in WS Holdings, the adjustment increases the non-controlling interest equity as a result of the significant increase in net assets from the ModSpace acquisition.
Under the Exchange Agreement, the non-controlling interest can be exchanged for a 9% interest in WillScot, subject to certain anti-dilution adjustments contemplated by the Exchange Agreement.

NOTE 13 – Income Taxes
On December 22, 2017, President Trump signed the Tax Act into legislation. As a result of the Tax Act, the Company remeasured its net deferred tax liabilities and recognized a provisional net benefit of $28.1 million at December 31, 2017. In addition, based on information currently available, the Company recorded a provisional income tax expense of $2.4 million related to the deemed repatriation of foreign earnings ("Mandatory Inclusion"). The Tax Act limits all companies’ interest deduction to 30% of adjusted EBITDA, i.e., taxable income less interest and depreciation. The Company reassessed the need for a valuation allowance on its deferred tax asset (“DTA”) and established a valuation allowance of $50.5 million through income from continuing operations. The Company completed its analysis and assessment of the Tax Act in the fourth quarter of 2018. The Company also submitted its 2017 tax return in the fourth quarter of 2018. As a result of tax guidance and the Company’s final determination of tax positions and completion of its 2017 tax return, the following adjustments which amount to a net tax benefit of $20.7 million were recorded in relation to SAB 118 through income from continuing operations to complete its accounting for the Tax Act: (1) Remeasurement of deferred tax assets and liabilities tax expense of $0.4 million; (2) Reduction of valuation allowance in the amount $13.8 million; (3) Reversal of deferred tax liability for remittance of foreign earnings in the amount of  $7.0 million; and (4) Reduction of the tax expense for the Mandatory Inclusion by an amount of $0.3 million. The Mandatory Inclusion was fully offset by the Company’s net operating losses.
The Tax Act also enacted GILTI which imposes tax on certain of the Company’s foreign subsidiaries' earnings. The Company is required to make an accounting policy election on the treatment of GILTI as a period cost for current period expense or to consider its implications in measuring deferred taxes. The Company elected to apply the period cost method. The Company did not have a current period expense for GILTI for 2018.
The components of income tax (benefit) expense from continuing operations for the years ended December 31, 2018, 2017 and 2016 are comprised of the following:

(in thousands)	2018	2017	2016
US Federal and State
Current	$668	$(1,817)	$623
Deferred	(36,149)	3,450	(23,272)
Outside of US
Current	924	(1,422)	(1,794)
Deferred	(4,043)	(1,147)	(59)
Total income tax (benefit) expense	$(38,600)	$(936)	$(24,502)

Income tax results from continuing operations differed from the amount computed by applying the US statutory income tax rate of 21%, 35%, and 35% to the loss from continuing operations before income taxes for the following reasons for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Loss from continuing operations before income tax
US	$(80,824)	$(97,009)	$(78,358)
Non-US	(11,348)	(68,389)	(9,275)
Total loss from continuing operations before income tax	$(92,172)	$(165,398)	$(87,633)

US Federal statutory income tax benefit	$(19,356)	$(57,889)	$(30,672)
Effect of tax rates in foreign jurisdictions	(626)	5,626	532
State income tax (benefit) expense, net of federal benefit	(2,478)	(5,188)	282
Unremitted foreign earnings	(6,793)	(2,493)	(1,585)
Valuation allowances	(11,871)	59,679	1,719
Non-deductible transaction costs	1,134	1,297	—
Non-deductible goodwill impairment	—	15,849	1,920
Non-deductible deferred financing fees	—	2,715	1,465
Non-deductible stewardship (a)	—	1,658	1,855
Non-deductible monitoring fee (b)	—	422	1,938
Tax reform (excluding valuation allowance)	64	(23,115)	—
Other	1,326	503	(1,956)
Reported income benefit	$(38,600)	$(936)	$(24,502)
Effective income tax rate	41.88%	0.56%	27.96%
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
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	2018	2017
Deferred tax assets
Loans and borrowings	$122,456	$114,071
Employee benefit plans	3,395	1,175
Accrued liabilities	8,715	4,834
Currency losses, net	408	95
Deferred revenue	16,310	11,679
Other	4,724	2,144
Tax loss carryforwards	243,057	69,391
Deferred tax assets, gross	399,065	203,389
Valuation allowance	(82,907)	(73,534)
Net deferred income tax asset	$316,158	$129,855

Deferred tax liabilities
Rental equipment and other property, plant and equipment	$(360,766)	$(214,052)
Intangible assets	(22,654)	(29,615)
Foreign earnings	—	(6,955)
Deferred tax liability	(383,420)	(250,622)
Net deferred income tax liability	$(67,262)	$(120,767)

Our valuation allowance increased by $9.4 million from the preceding year amount of $73.5 million. The Company established $23.6 million of valuation allowance in purchase accounting for ModSpace. The remaining movement in valuation allowance was through income from continuing operations resulting from completion of SAB 118 and change in judgment about the realizability of deferred tax assets after the acquisition of ModSpace for a total amount of $14.2 million tax benefit.
Tax loss carryforwards at December 31, 2018 are outlined in the table below and include US Federal, US State and non-US (Mexico & Canada). The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as a change in the ownership of the Company.
The Company’s tax loss carryforwards are as follows at December 31, 2018 (in millions):

Jurisdiction	Loss Carryforward	Expiration
US - Federal	$935.9	2021 – 2037, Indefinite
US - State	633.3	2019 –2038, Indefinite
Foreign - Mexico & Canada	19.0	2020 – 2038
Total	$1,588.2
As of December 31, 2018, the total amount of the basis difference in investments outside the US for which deferred taxes have not been provided is approximately $112.5 million. The tax, if any, associated with the recovery of the basis difference is dependent on the manner in which it is recovered and is not readily determinable.
Unrecognized Tax Positions
The Company is subject to taxation in US, Canada, Mexico and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of statute of limitations for assessing additional taxes, which generally ranges from two to five years after the end of the applicable tax year. Therefore, as of December 31, 2018, tax years for 2012 through 2018 generally remain subject to examination by the tax authorities. In addition, in the case of certain tax jurisdictions in which the Company has loss carryforwards, the tax authority in some of these jurisdictions may examine the amount of the tax loss carryforward based on when the loss is utilized rather than when it arises.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2018	2017	2016
Unrecognized tax benefits – January 1,	$72,660	$64,974	$68,601
Increases based on tax positions related to current period	1,545	7,895	957
Increases based on tax positions related to prior period	—	355	32
Decreases based on tax positions related to prior period	(9,016)	(564)	(4,616)
Decrease from expiration of statute of limitations	(745)	—	—
Unrecognized tax benefits – December 31,	$64,444	$72,660	$64,974
At December 31, 2018, 2017 and 2016, respectively, there were $60.0 million, $67.2 million and $59.3 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
The Company classifies interest on tax deficiencies and income tax penalties within income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $997, $351 and $96 in interest and penalties, respectively. The Company had approximately $1,550 and $611 for the payment of interest and penalties accrued at December 31, 2018 and 2017, respectively.
Future tax settlements or statute of limitation expirations could result in a change to the Company’s uncertain tax positions. The Company believes, that the reasonably possible total amount of unrecognized tax benefits, as of December 31, 2018, that could increase or decrease in the next twelve months as a result of various statute expirations, audit closures and/or tax settlements would not be material.
NOTE 14 - Derivatives
Derivative Financial Instruments
On November 6, 2018, WSII entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The Swap Agreement will terminate on May 29, 2022, at the same time the Company’s ABL Facility matures. The Swap Agreement contains customary representations, warranties and covenants and may be terminated prior to its expiration.
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The Company did not have any derivative financial instruments for the years ended December 31, 2017 and 2016.
The following table summarizes the outstanding interest rate swap arrangement as of December 31, 2018:

	Aggregate Notional Amount (in millions)	Receive Rate	Receive Rate as of December 31, 2018	Pay Rate
US ABL Facility	$400.0	1 month LIBOR	2.44%	3.06%

The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 31, 2018 as follows:

(in thousands)	Balance Sheet Location	2018
Cash Flow Hedges:
Interest rate swap	Accrued liabilities	$1,709
Interest rate swap	Other long-term liabilities	$6,192

Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated statements of cash flows.
The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of December 31, 2018 for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statement of operations for the year ended December 31, 2018.

(in thousands)	(Loss) Gain Recognized in OCI	Location of Gain (Loss) Recognized in Income	(Loss) Gain Reclassified from AOCI into Income (Effective Portion)	(Loss) Gain Recognized in Income (Ineffective Portion)
Interest rate swap	$(7,777)	Interest expense	$(373)	$—

NOTE 15 - Fair Value Measures
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
The Company has assessed that the fair value of cash and short-term deposits, trade receivables, trade payables, capital lease and other financing obligations, and other current liabilities approximate their carrying amounts.

The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	December 31, 2018				December 31, 2017
		Fair Value				Fair Value
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3
Financial liabilities not measured at fair value
US ABL Facility (a)	$853,409	$—	$878,500	$—	$297,323	$—	$310,000	$—
Canadian ABL Facility (a)	—	—	918	—	—	—	—	—
2022 Secured Notes (a)	292,258	—	297,027	—	290,687	—	310,410	—
2023 Secured Notes (a)	293,918	—	288,633	—	—	—	—	—
Unsecured Notes (a)	198,931	—	197,462	—	—	—	—	—
Total	$1,638,516	$—	$1,662,540	$—	$588,010	$—	$620,410	$—
(a) The carrying value of the US ABL Facility, the Canadian ABL Facility, the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes includes $25.1 million, $0.9 million, $7.7 million, $6.1 million, and $1.1 million of unamortized debt issuance costs for the year ended December 31, 2018, which are presented as a direct reduction of the corresponding liability. The carrying value of the US ABL Facility, the Canadian ABL Facility and the 2022 Secured Notes includes $12.7 million, $0.0 million and $9.3 million of unamortized debt issuance costs for the year ended December 31, 2017, which are presented as a direct reduction of the corresponding liability.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2018 and 2017. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair value of the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes is based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 14.

NOTE 16 - Restructuring
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under FASB ASC Topic 420, “Exit or Disposal Cost Obligations” (“ASC 420”). Our restructuring plans are generally country or region specific and are typically completed within a one year period. Restructuring costs incurred under these plans include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and, (iii) other related costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities. The restructuring costs incurred in 2018 primarily related to the integrations of Acton, Tyson and ModSpace. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs, and professional services expenses, are included within selling, general and administrative expenses.
The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $15.5 million, $2.2 million and $2.8 million net of reversals, during the years ended December 31, 2018, 2017 and 2016, respectively. The following is a summary of the activity in the Company’s restructuring accruals for years ended December 31, 2018, 2017 and  2016:

(in thousands)	Year Ended December 31,
	2018			2017			2016
	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Beginning balance	$227	$—	$227	$1,793	$—	$1,793	$2,055	$—	$2,055
Charges	10,182	5,286	15,468	2,196	—	2,196	2,810	—	2,810
Cash payments	(5,806)	(4,314)	(10,120)	(1,806)	—	(1,806)	(3,092)	—	(3,092)
Foreign currency translation	(59)	—	(59)	12	—	12	20	—	20
Non-cash movements	—	—	—	(1,968)	—	(1,968)	—	—	—
Ending balance	$4,544	$972	$5,516	$227	$—	$227	$1,793	$—	$1,793
During 2018, the Company initiated certain restructuring plans associated with the Acton, Tyson, and ModSpace acquisitions in order to capture operating synergies as a result of integrating these businesses into WillScot. The restructuring activities under these plans primarily include the termination of leases for 26 duplicative branch and corporate facilities and the termination of employees in connection with the consolidation of these overlapping facilities and functions within our existing business. The Company is still in the process of evaluating all acquired facilities. The Company anticipates that the remaining actions contemplated under the accruals of $4.5 million and $1.0 million for employee termination costs and facility exit costs, as of December 31, 2018, will be substantially completed by the end of the second quarter of 2019 and the end of the fourth quarter of 2023, respectively.
The 2017 restructuring charges relate primarily to a reduction of corporate employees which resulted in employee termination costs. As part of the corporate restructuring plan, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication of termination to the employee to the earlier of the actual date of termination or the Business Combination date. As part of the Algeco Group internal restructuring that occurred prior to the Business Combination, $2.0 million of WSII’s restructuring liability, related to employees that were transferred, was transferred to other entities within the Algeco Group. The Company has no remaining liability associated with these employees and does not anticipate incurring future charges under the corporate restructuring plan. The remaining restructuring 2017 charges are employee termination costs related to the Company’s US and Canadian operations.
The 2016 restructuring charges relate to employee termination costs.
Segments
The $15.5 million of restructuring charges for the year ended December 31, 2018 includes: $14.0 million of charges pertaining to the Modular - US segment; and $1.5 million of charges pertaining to the Modular - Other North America segment.
The $2.2 million of restructuring charges for the year ended December 31, 2017 includes: $0.3 million of charges pertaining to the Modular - US segment; and $1.9 million of charges pertaining to Corporate.
The $2.8 million of restructuring charges for the year ended December 31, 2016 includes: $0.2 million of charges pertaining to the Modular - US segment; $0.4 million of charges pertaining to the Modular - Other North America segment; and $2.2 million of charges pertaining to Corporate.

NOTE 17 - Stock-Based Compensation
Former Algeco LTIP
Prior to the Business Combination, certain WSII employees participated in the Algeco Group’s long-term cash incentive plan and equity incentive plans (collectively, the “Algeco LTIP”). In connection with the Business Combination, the participating WSII Employees (i) forfeited their rights to participate in the Algeco LTIP and assigned those rights back to the Algeco Group and (ii) transferred any shares they owned in the Algeco LTIP. In exchange, the WSII employees received $4.2 million in cash, which was paid by WSII and reimbursed by the Algeco Group.
Prior to the Business Combination, WillScot’s non-executive Chairman of the Board served as the non-executive Chairman of WSII and the Algeco Group and participated in the Algeco LTIP. In connection with the Business Combination, he resigned from those positions and entered into a transaction similar to the ones entered into by the participating WSII employees. He received $2.0 million in cash, which was paid by WSII and reimbursed by the Algeco Group, and 300,000 shares of WillScot Class A stock from Sapphire on the closing date of the Business Combination. The fair value of the shares at the time of the award was $9.90 per share or approximately $3.0 million.
The $4.2 million and $2.0 million paid to the participating WSII employees and the non-executive Chairman, respectively, and the $3.0 million of stock compensation are presented in selling, general and administrative expense on the consolidated statement of operations for the year ended December 31, 2017. The corresponding amounts are reflected as a capital contribution and as share-based compensation expense in the changes to additional paid-in capital in the consolidated statements of changes in shareholders’ equity.
WillScot Incentive Stock Plan
On November 16, 2017, the Company’s shareholders approved a long-term incentive award plan (the “Plan”). The Plan is administered by the Compensation Committee of WillScot's Board of Directors. Under the Plan, the Committee may grant an aggregate of 4,000,000 shares of Class A common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, RSAs, RSUs, performance compensation awards and stock bonus awards. As of December 31, 2018, none of the granted RSAs, RSUs or stock options had vested.

Restricted Stock Awards
The following table summarizes the Company’s RSA activity as of December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2017	—	$—
Granted	72,053	15.57
Forfeited	—	—
Balance, December 31, 2018	72,053	$15.57
Compensation expense for RSAs recognized in SG&A expense on the condensed consolidated statements of operations was $0.5 million for the year ended December 31, 2018, with an associated tax benefit of $0.1 million. At December 31, 2018 unrecognized compensation expense related to RSAs totaled $0.6 million and is expected to be recognized over the weighted average remaining vesting period of 0.7 years.
There was no compensation expense for RSAs for the years ended December 31, 2017 and 2016.
Restricted Stock Units
The following table summarizes the Company's RSU award activity as of December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2017	—	$—
Granted	921,730	13.60
Forfeited	(68,997)	13.60
Balance, December 31, 2018	852,733	$13.60
Compensation expense for RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $2.3 million for the year ended December 31, 2018, with an associated tax benefit of $0.5 million. At December 31, 2018, unrecognized compensation expense related to RSUs totaled $9.3 million and is expected to be recognized over a remaining period of 3.25 years.
There was no compensation expense for RSUs for the years ended December 31, 2017 and 2016.
Stock Option Awards
The following table summarizes the Company's stock option activity as of December 31, 2018:

	Number Of Options	Weighted - Average Exercise Price per Share ($)
Outstanding options, December 31, 2017	—	$—
Granted	589,257	13.60
Exercised	—	—
Forfeited	—	—
Outstanding options, December 31 , 2018	589,257	$13.60
Fully Vested and exercisable options, end of period	—	—
Compensation expense for stock option awards recognized in SG&A expense on the condensed consolidated statements of operations, was $0.6 million for the year ended December 31, 2018, with an associated tax benefit of $0.1 million. At December 31, 2018, unrecognized compensation expense related to stock option awards totaled $2.6 million and is expected to be recognized over a remaining period of 3.25 years.
There was no compensation expense for stock options for the years ended December 31, 2017 and 2016.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Expected volatility	36.0%
Expected dividend yield	—
Risk-free interest rate	2.7%
Expected term (in years)	6.25
Exercise price	$13.60
Weighted-average grant date fair value	$5.51

NOTE 18 - Commitments and Contingencies
Commitments
The Company leases certain equipment, vehicles and real estate under non-cancelable operating leases, the terms of which vary and generally contain renewal options. Total rent expense under these leases is recognized ratably over the initial term of the lease. Any difference between the rent payment and the straight-line expense is recorded as a liability.
Rent expense included in the consolidated statements of operations for cancellable and non-cancelable leases was $31.0 million, $22.0 million and $21.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum lease payments at December 31, 2018, by year and in the aggregate, under non-cancelable operating leases are as follows:

(in thousands)	Operating Leases
2019	$38,876
2020	29,797
2021	24,627
2022	18,879
2023	13,467
Thereafter	25,055
Total	$150,701
At December 31, 2018 and 2017, commitments for the acquisition of rental equipment and property, plant and equipment were $10.0 million and $8.2 million, respectively.
Contingencies
Legal claims
The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 19 - Segment Reporting and Geographic Areas
The Company has historically operated in two principal lines of business: modular leasing and sales and remote accommodations, which were managed separately. The Remote Accommodations Business was considered a single operating segment. Following the Business Combination, the Remote Accommodations segment is no longer owned by the Company and is reported as discontinued operations in the consolidated financial statements. As such, the segment was excluded from the segment information below.
Modular leasing and sales is comprised of two operating segments: US and other North America. The US modular operating segment (“Modular - US”) consists of the contiguous 48 states and Hawaii. The Other North America operating segment (“Modular - Other North America”) consists of Alaska, Canada and Mexico. Corporate and other includes eliminations of costs and revenue between segments and Algeco Group corporate costs not directly attributable to the underlying segments. Following the Business Combination, no additional Algeco Group corporate costs were incurred and the Company's ongoing corporate costs are included within the Modular - US segment. Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant.

As discussed in Note 8, the net assets acquired from ModSpace were allocated to both the Modular - US and Modular - Other North America segments. The US operations of ModSpace are included in the Modular - US segment and the Canadian operations of ModSpace are included in the Modular - Other North America segment. The operations and net assets acquired from Acton and Tyson are both included in the Modular - US segment.
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
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the years ended December 31, 2018, 2017 and 2016, respectively:

	Year Ended December 31, 2018
(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Total
Revenues
Leasing and services revenue:
Modular space leasing	$469,302	$48,933	$—	$518,235
Modular space delivery and installation	138,181	16,376	—	154,557
Sales:
New units	48,984	4,619	—	53,603
Rental units	21,123	3,894	—	25,017
Total Revenues	677,590	73,822	—	751,412

Costs
Cost of leasing and services:
Modular space leasing	131,846	11,274	—	143,120
Modular space delivery and installation	127,936	16,014	—	143,950
Cost of sales:
New units	33,484	3,379	—	36,863
Rental units	13,650	3,009	—	16,659
Depreciation of rental equipment	106,354	15,082	—	121,436
Gross profit (loss)	$264,320	$25,064	$—	$289,384
Adjusted EBITDA	$196,410	$19,123	$—	$215,533
Other selected data
Selling, general and administrative expense	$232,754	$22,117	$—	$254,871
Other depreciation and amortization	$12,201	$1,103	$—	$13,304
Capital expenditures for rental fleet	$151,407	$9,476	$—	$160,883

	Year Ended December 31, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Total
Revenues
Leasing and services revenue:
Modular space leasing	$264,351	$34,036	$(566)	$297,821
Modular space delivery and installation	81,036	8,814	—	89,850
Sales:
New units	29,275	7,096	—	36,371
Rental units	18,271	3,710	(81)	21,900
Total Revenues	392,933	53,656	(647)	445,942

Costs
Cost of leasing and services:
Modular space leasing	75,615	7,973	—	83,588
Modular space delivery and installation	77,303	8,174	—	85,477
Cost of sales:
New units	20,919	5,106	—	26,025
Rental units	10,099	2,544	—	12,643
Depreciation of rental equipment	60,312	12,327	—	72,639
Gross profit (loss)	$148,685	$17,532	$(647)	$165,570
Adjusted EBITDA	$110,822	$13,099	$(15,112)	$108,809
Other selected data
Selling, general and administrative expense	$100,427	$16,790	$45,134	$162,351
Other depreciation and amortization	$5,333	$1,014	$2,306	$8,653
Capital expenditures for rental fleet	$96,378	$5,832	$—	$102,210

	Year Ended December 31, 2016
(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Total
Revenues
Leasing and services revenue:
Modular space leasing	$238,159	$45,984	$(593)	$283,550
Modular space delivery and installation	74,410	7,635	(153)	81,892
Sales:
New units	34,812	4,416	—	39,228
Rental units	18,115	3,969	(142)	21,942
Total Revenues	365,496	62,004	(888)	426,612

Costs
Cost of leasing and services:
Modular space leasing	68,477	7,039	—	75,516
Modular space delivery and installation	68,718	6,641	—	75,359
Cost of sales:
New units	24,427	3,245	(3)	27,669
Rental units	7,995	2,899	—	10,894
Depreciation of rental equipment	56,883	12,098	—	68,981
Gross profit (loss)	$138,996	$30,082	$(885)	$168,193
Adjusted EBITDA	$103,798	$24,360	$(21,644)	$106,514
Other selected data
Selling, general and administrative expense	$92,074	$17,841	$29,178	$139,093
Other depreciation and amortization	$6,235	$1,115	$1,669	$9,019
Capital expenditures for rental fleet	$60,418	$3,550	$—	$63,968

The following table presents a reconciliation of the Company’s loss before income tax by segment to Adjusted EBITDA by segment:

(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Total
2018
Loss from continuing operations before income taxes	$(88,206)	$(3,966)	$—	$(92,172)
Interest expense, net (a)	96,108	2,325	—	98,433
Depreciation and amortization	118,555	16,185	—	134,740
Currency losses, net	509	1,945	—	2,454
Restructuring costs	13,930	1,538	—	15,468
Goodwill and other impairments	1,600	—	—	1,600
Integration costs	29,260	746	—	30,006
Stock compensation expense	3,439	—	—	3,439
Transaction costs	19,780	271	—	20,051
Other expense	1,435	79	—	1,514
Adjusted EBITDA	$196,410	$19,123	$—	$215,533

2017
Loss from continuing operations before income taxes	$(12,345)	$(64,580)	$(88,473)	$(165,398)
Interest expense, net	65,709	4,603	36,764	107,076
Depreciation and amortization	65,645	13,341	2,306	81,292
Currency gains, net	(10,942)	(1,040)	(896)	(12,878)
Goodwill and other impairments	—	60,743	—	60,743
Restructuring costs	326	10	1,860	2,196
Transaction costs	1,841	—	22,040	23,881
Algeco LTIP expense	115	—	9,267	9,382
Other expense	473	22	2,020	2,515
Adjusted EBITDA	$110,822	$13,099	$(15,112)	$108,809

2016
Loss from continuing operations before income taxes	$(30,669)	$(369)	$(56,595)	$(87,633)
Interest expense, net	60,475	4,726	19,242	84,443
Depreciation and amortization	63,118	13,213	1,669	78,000
Currency losses, net	9,722	835	2,541	13,098
Goodwill and other impairments	—	5,532	—	5,532
Restructuring costs	246	400	2,164	2,810
Transaction costs	—	—	8,419	8,419
Other expense	906	23	916	1,845
Adjusted EBITDA	$103,798	$24,360	$(21,644)	$106,514
(a) In connection with the ModSpace acquisition, the Company incurred bridge financing fees and upfront commitment fees of $20.5 million, included within interest expense, during the year ended December 31, 2018.

Assets
Assets related to the Company’s reportable segments include the following:

(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Total
As of December 31, 2018:
Goodwill	$213,264	$33,753	$—	$247,017
Intangible assets, net	$6,707	$94	$125,000	$131,801
Rental equipment, net	$1,635,014	$294,276	$—	$1,929,290
As of December 31, 2017:
Goodwill	$28,609	$—	$—	$28,609
Intangible assets, net	$1,259	$—	$125,000	$126,259
Rental equipment, net	$857,349	$182,797	$—	$1,040,146
Geographic Areas
The Company has net sales and long-lived assets in the following geographic areas for the year ended December 31:

(in thousands)	US	Canada	Mexico	Total
2018
Total revenue	$685,350	$50,144	$15,918	$751,412
Long-lived assets (a)	$1,835,035	$261,235	$16,770	$2,113,040
2017
Total revenue	$396,039	$36,357	$13,546	$445,942
Long-lived assets (a)	$973,751	$132,093	$17,968	$1,123,812
2016
Total revenue	$378,129	$35,401	$13,082	$426,612
Long-lived assets (a)	$751,254	$129,848	$18,022	$899,124
(a) Long-lived assets include rental equipment, property, plant and equipment, net of accumulated depreciation.
Major Product and Service Lines
The following table presents revenue by major product and service line for the year ended December 31:

(in thousands)	2018	2017	2016
Modular space leasing revenue (a)	$486,774	$265,644	$256,123
Portable storage leasing revenue	21,682	17,480	18,439
Other leasing-related revenue	9,779	14,697	8,988
Modular leasing revenue	518,235	297,821	283,550
Modular delivery and installation revenue	154,557	89,850	81,892
Total leasing and services revenue	672,792	387,671	365,442
New units	53,603	36,371	39,228
Rental units	25,017	21,900	21,942
Total revenues	$751,412	$445,942	$426,612
(a) Includes leasing revenue for VAPS

NOTE 20 - Related Parties
Related party balances included in the Company’s consolidated balance sheet at December 31 consisted of the following:

(in thousands)	Financial statement line Item	2018	2017
Receivables due from affiliates	Prepaid expenses and other current assets	$122	$2,863
Amounts due to affiliates	Accrued liabilities	(1,379)	(1,235)
	Total related party (liabilities) assets, net	$(1,257)	$1,628

On November 29, 2017, in connection with the closing of the Business Combination, the Company, WSII, WS Holdings and Algeco Global entered into a transition services agreement (the “TSA”). Pursuant to the TSA, each party will provide or cause to be provided to the other party or its affiliates certain services, use of facilities and other assistance on a transitional basis. The services period under the TSA ranges from six months to three years based on the services, but includes early termination clauses. The Company had $0.1 million and $2.9 million in receivables due from affiliates pertaining to the TSA for the years ended December 31, 2018 and 2017, respectively.
The Company had accrued expenses of $1.2 million and $1.2 million at December 31, 2018 and December 31, 2017 respectively, included in amounts due to affiliates, related to rental equipment purchases from an entity within the Algeco Group.
Related party transactions included in the Company’s consolidated statement of operations for the year ended December 31, 2018, 2017 and 2016, respectively, consisted of the following:

(in thousands)	Financial statement line item	2018	2017		2016
Leasing revenue from related parties	Modular leasing revenue	$(720)	$—		$—
Rental unit sales to related parties	Rental unit sales	(1,548)	—		—
Management fees and recharge income on transactions with affiliates	Selling, general & administrative expenses	—	(1,309)		3,894
Interest income on notes due from affiliates	Interest income	—	(12,177)		(10,228)
Interest expense on notes due to affiliates	Interest expense	—	58,448		58,756
	Total related party (income) expense, net	$(2,268)	$44,962	—	$52,422
The leasing and rental unit sales included above for the year ended December 31, 2018 all pertain to transactions with Target.
On August 22, 2018, WillScot’s majority stockholder, Sapphire, entered into a margin loan (the "Margin Loan ") under which all of its WillScot Class A common stock was pledged to secure $125.0 million of borrowings under the loan agreement. WillScot is not a party to the loan agreement and has no obligations thereunder, but WillScot delivered an issuer agreement to the lenders under which WillScot has agreed to certain obligations relating to the shares pledged by Sapphire and, subject to applicable law and stock exchange rules, not to take any actions that are intended to materially hinder or delay the exercise of any remedies with respect to the pledged shares. In connection with the Margin Loan, on August 24, 2018, WSII entered into a two-year supply agreement with Target, an affiliate controlled by Sapphire, under which, subject to limited exception, WSII acquired the exclusive right to supply modular units, portable storage units, and other ancillary products ordered by the affiliate in the US. As of December 31, 2018, the 49,041,906 shares of WillScot Class A common stock pledged by Sapphire represented approximately 45.2% of WillScot’s issued and outstanding Class A shares.
The Company had capital expenditures of rental equipment purchased from related party affiliates of $4.3 million, $2.1 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Two of the Company's directors serve on the board of directors of a consulting firm to which the Company paid $2.1 million, $1.0 million, and $0.9 million in professional fees for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 21 - Quarterly Financial Data
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2018. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Quarter Ended (unaudited, except per share amounts)
2018	March 31,	June 30,	September 30,	December 31,
Leasing and services revenue	$123,512	$132,662	$188,437	$228,181
Total revenue	$134,751	$140,333	$218,924	$257,404
Gross profit	$50,921	$54,640	$80,946	$102,877
Operating income (loss) (a)	$4,464	$5,889	$211	$(4,303)
Net (loss) income (a)	$(6,835)	$379	$(36,729)	$(10,387)
Net loss attributable to WillScot common shareholders (a) (b)	$(6,187)	$236	$(33,519)	$(11,705)

Net (loss) income per share attributable to WillScot – basic and diluted
Continuing operations	$(0.08)	$0.00	$(0.37)	$(0.11)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss	$(0.08)	$0.00	$(0.37)	$(0.11)

Average number of common shares outstanding - basic & diluted	77,189,774	78,432,274	90,726,921	102,176,225

	Quarter Ended (unaudited, except per share amounts)
2017	March 31,	June 30,	September 30,	December 31,
Leasing and services revenue	$87,991	$95,903	$99,947	$103,830
Total revenue	$99,321	$110,077	$116,162	$120,382
Gross profit	$37,938	$39,583	$41,269	$46,780
Operating income (loss) (a)	$4,824	$11,393	$5,380	$(79,919)
Income from discontinued operations	$2,205	$3,840	$5,078	$3,527
Net loss (a)	$(10,179)	$(5,896)	$(8,357)	$(125,380)
Net loss attributable to WillScot (a)	$(10,179)	$(5,896)	$(8,357)	$(123,270)

Net (loss) income per share attributable to WillScot – basic and diluted
Continuing operations	$(0.85)	$(0.67)	$(0.92)	$(3.60)
Discontinued operations	$0.15	$0.26	$0.35	$0.10
Net (loss) income	$(0.70)	$(0.41)	$(0.57)	$(3.50)

Average number of common shares outstanding - basic & diluted	14,545,833	14,545,833	14,545,833	35,233,225
(a) As discussed in Note 8, the Company recognized a goodwill impairment charge of $60.7 million during the fourth quarter of 2017. Additionally, as discussed in Note 7, the Company recognized a property, plant and equipment impairment charge of $1.6 million during the fourth quarter of 2018.
(b) As discussed in Note 12, the Company had a $2.1 million deemed dividend as a result of the Warrant Exchange.

NOTE 22 - Loss Per Share
Basic loss per share (“LPS”) is calculated by dividing net loss attributable to WillScot common shareholders by the weighted average number of Class A common shares outstanding during the period. Concurrently with the Business Combination, 12,425,000 of WillScot's Class A common shares were placed into escrow by shareholders and became ineligible to vote or participate in the economic rewards available to other Class A shareholders. Escrowed shares were therefore excluded from the EPS calculation while deposited in the escrow account. 6,212,500 of the escrowed shares were released to shareholders on January 19, 2018, and the remaining escrowed shares were released to shareholders on

August 21, 2018.
Class B common shares have no rights to dividends or distributions made by the Company and, in turn, are excluded from the LPS calculation
Diluted LPS is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, RSUs and RSAs, representing 589,257, 852,733 and 72,053 shares of Class A common stock outstanding for the year ended December 31, 2018, were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. Warrants representing 22,183,513 and 34,750,000 shares of Class A shares for the years ended December 31, 2018 and 2017, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
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
The following table is a reconciliation of net loss and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted LPS for the years ended December 31:

(in thousands, except per share numbers)	2018	2017	2016
Numerator
Loss from continuing operations	$(53,572)	$(164,462)	$(63,131)
Income from discontinued operations, net of tax	—	14,650	32,195
Net loss	(53,572)	(149,812)	(30,936)
Net loss attributable to non-controlling interest, net of tax	(4,532)	(2,110)	—
Net loss attributable to WillScot	(49,040)	(147,702)	(30,936)
Non-cash deemed dividend related to warrant exchange	(2,135)	$—	—
Net loss attributable to WillScot common shareholders	$(51,175)	$(147,702)	$(30,936)

Denominator
Average shares outstanding - basic and diluted	87,209,605	19,760,189	14,545,833

(Loss) income per share attributable to WillScot common shareholders - basic and diluted
Continuing operations	$(0.59)	$(8.21)	$(4.34)
Discontinued operations	$—	$0.74	$2.21
Net loss per share attributable to WillScot common shareholders	$(0.59)	$(7.47)	$(2.13)
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Management’s Report on Internal Control over Financial Reporting
As required by SEC rules and regulations, our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f). Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our ICFR includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
ICFR, no matter how well designed, has inherent limitations and may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's ICFR as of December 31, 2018 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that assessment and due to the remediation of a prior year material weakness in our ICFR discussed below, the Company's management believes that, as of December 31, 2018, the Company's ICFR was effective based on those criteria. As allowed by the SEC rules and regulations, management excluded Modular Space Holdings, Inc. from its assessment, which was acquired in August 2018, from its assessment. The ModSpace assets and net sales excluded from management's assessment constituted 8.28% of total assets at December 31, 2018, and represented 21.5% of net sales for the year then ended.
Remediation of Material Weaknesses
As previously disclosed in “Part II - Item 9A - Controls and Procedures” of the 2017 Annual Report, our management and independent registered public accounting firm identified material weaknesses in our ICFR, specifically, ineffective controls over accounting for income taxes and reverse acquisition accounting. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We implemented the following changes in our ICFR during 2018 that contributed to the remediation of the previously reported material weaknesses:
•Engaged third-party advisory firms to assist in the preparation and review of the quarterly and annual income tax accounting and the accounting for complex transactions, including acquisitions made during 2018;
•Increased the number of employees and experience levels within our tax and accounting departments and restructured these departments to provide additional layers of review by qualified persons;
•Increased process automation within our tax accounting processes to improve the accuracy of documentation and supporting calculations;
•Expanded the quarterly tax memorandum which includes analysis of the tax effect of significant, complex transactions and period over period analytics;
•Implemented more standardized processes and controls for the identification, evaluation, documentation and review of complex accounting and tax transactions and calculations; and
•Instituted a new control to perform a trial run of the income tax provision calculation prior to year-end using the Company’s third quarter results to allow additional time to resolve issues identified.
We have completed our testing of the design and operating effectiveness of these procedures as of December 31, 2018 and have concluded that the previously identified material weaknesses were remediated as of December 31, 2018.

Changes in Internal Control over Financial Reporting
As discussed in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, we completed several acquisitions during the year ended December 31, 2018 and during the fourth quarter of 2017. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the ongoing integration efforts and the remediation of the material weaknesses described above, during the quarter ended December 31, 2018, there were no other changes in our ICFR that have materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B. Other Information
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference herein from the 2019 Proxy Statement.

ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference herein from the 2019 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference herein from the 2019 Proxy Statement..

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference herein from the 2019 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference herein from the 2019 Proxy Statement.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
Consolidated Financial Statements
Financial Statement Schedule
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description
2.1
Stock Purchase Agreement dated August 21, 2017 among Double Eagle Acquisition Corp., Williams Scotsman Holdings Corp. (“Holdings”), Algeco Scotsman Global S.á r.l. and Algeco Scotsman Holdings Kft., dated as of August 21, 2017 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 21, 2017).

2.2
Amendment to the Stock Purchase Agreement dated September 6, 2017 among Double Eagle Acquisition Corp., Holdings, Algeco Scotsman Global S.á r.l. and Algeco Scotsman Holdings Kft. (incorporated by reference to Exhibit 2.2 of the Company’s Form S-4, filed September 6, 2017).

2.3
Second Amendment to the Stock Purchase Agreement dated November 6, 2017 among Double Eagle Acquisition Corp., Holdings, Algeco Scotsman Global S.á r.l. and Algeco Scotsman Holdings Kft. (incorporated by reference to Exhibit 2.3 of Amendment No. 3 to the Company’s Form S-4, filed November 6, 2017).

2.4
Agreement and Plan of Merger, dated as of June 21, 2018, by and among WillScot Corporation, Mason Merger Sub, Inc., Modular Space Holdings, Inc. and NANOMA LLC, solely in its capacity as the Holder Representative (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed June 22, 2018).

3.1	Certificate of Incorporation of WillScot Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed December 5, 2017).
3.2
Certificate of Ownership and Merger of WillScot Sub Corporation into Double Eagle Acquisition Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, filed on December 21, 2017).

3.3	Bylaws of WillScot Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 5, 2017).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed March 16, 2018).
4.2
Warrant Agreement dated as of September 10, 2015 between Double Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed September 16, 2015).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, filed August 13, 2015).
4.4
Warrant Agreement between WillScot Corporation and Continental Stock Transfer & Trust Company, dated as of August 15, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 16, 2018).

4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3. filed January 24, 2019).
4.6
Indenture dated November 29, 2017, by and among WSII, the Guarantors party thereto, and the Deutsche Bank Trust Company Americas as trustee and collateral Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 5, 2017).

4.7
Supplemental Indenture dated February 15, 2018, by and among WSII, the Guarantors party thereto, and Deutsche Bank Trust Company Americas as trustee and collateral Agent (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K, filed March 16, 2018).

4.8
Supplemental Indenture dated August 3, 2018, to the Indenture, dated November 29, 2017, by and among WSII, the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed August 8, 2018).

4.9
Supplemental Indenture dated as of August 15, 2018, to the Indenture dated November 29, 2017, by and among WSII, the Guarantors party thereto, and Deutsche Bank Trust Company Americas as trustee and collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed August 16, 2018).

4.10
Indenture dated August 3, 2018, by and among Mason Finance Sub, Inc., the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed August 7, 2018).

4.11
Supplemental Indenture dated as of August 15, 2018, to the Indenture dated August 3, 2018, by and among WSII, the Guarantors party thereto, and Deutsche Bank Trust Company Americas as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed August 16, 2018).

4.12
Indenture dated August 6, 2018, by and among Mason Finance Sub, Inc., the Guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed August 7, 2018).

4.13
Supplemental Indenture dated as of August 15, 2018, to the Indenture dated August 6, 2018, by and among WSII, the Guarantors party thereto, and Deutsche Bank Trust Company Americas as trustee and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed August 16, 2018).

10.1
Private Placement Warrant Purchase Agreement dated September 10, 2015 among Double Eagle Acquisition Corp., Double Eagle Acquisition LLC, Harry E. Sloan, Dennis A. Miller, James M. McNamara, Fredric D. Rosen, the Sara L. Rosen Trust, the Samuel N. Rosen 2015 Trust and the Fredric D. Rosen IRA, (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.2
Amended and Restated Registration Rights Agreement dated November 29, 2017 by and among WillScot Corporation, Sapphire Holding S.á r.l., Algeco/Scotsman Holdings S.á r.l., Double Eagle Acquisition LLC and the other parties named therein (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed December 5, 2017).

10.3
Registration Rights Agreement between WillScot Corporation and each of the ModSpace Investors defined therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 16, 2018).

10.4
ABL Credit Agreement dated November 29, 2017 by and among WSII, Willscot Equipment II, LLC, Williams Scotsman of Canada, Inc., Holdings, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 5, 2017).

10.5
First Amendment to the ABL Credit Agreement, dated as of July 9, 2018, by and among WSII, certain subsidiaries of WSII, Holdings, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed August 8, 2018).

10.6
Second Amendment to the ABL Agreement, dated as of July 24, 2018, by and among WSII, certain subsidiaries of WSII, Holdings, the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed August 8, 2018).

10.7
Third Amendment to the ABL Credit Agreement, dated as of July 9, 2018, by and among WSII, certain subsidiaries of WSII, Holdings, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 16, 2018).

10.8
Subscription Agreement dated November 29, 2017 by and between WillScot Corporation and Sapphire Holding S.á r.l. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed December 5, 2017).

10.9
Earnout Agreement dated November 29, 2017 by and among Sapphire Holding S.á r.l., Double Eagle Acquisition LLC and Harry E. Sloan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed December 5, 2017).

10.10
Escrow Agreement dated November 29, 2017 by and among WillScot Corporation, Sapphire Holding S.á r.l., Double Eagle Acquisition LLC and Harry E. Sloan and the escrow agent named therein (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed December 5, 2017).

10.11
Shareholders Agreement dated November 29, 2017 by and among WillScot Corporation, Holdings, Algeco Scotsman Global S.á r.l., and Algeco Scotsman Holdings Kft. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed December 5, 2017).

10.12
Exchange Agreement dated November 29, 2017 by and among WillScot Corporation, Holdings, Algeco Scotsman Global S.á r.l., and Algeco Scotsman Holdings Kft. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed December 5, 2017).

10.13
Equity Commitment Letter between Double Eagle Acquisition Corp. and TDR Capital II Holdings L.P., dated as of August 21, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed November 9, 2017).

10.14
Amended Equity Commitment Letter among Double Eagle Acquisition Corp. and TDR Capital II Holdings L.P., dated as of November 6, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed November 9, 2017).

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed December 5, 2017).
10.16	WillScot 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed December 5, 2017).
10.17	Employment Agreement with Bradley L. Soultz (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed December 5, 2017).
10.18	Employment Agreement with Timothy D. Boswell (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K, filed December 5, 2017).
10.19	Employment Letter with Bradley L. Bacon (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K, filed December 5, 2017).
10.20	Employment Letter with Sally Shanks dated August 23, 2017 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, filed March 16, 2018).
10.21	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 26, 2018).
10.22	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 26, 2018).

14.1
Code of Ethics for the Chief Executive Officer and Senior Financial Officers, effective November 29, 2017 (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K, filed December 5, 2017).

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

WillScot Corporation

		By:	/s/ BRADLEY L. BACON
Dated:	March 15, 2019		Bradley L. Bacon
Vice President, General Counsel & Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY L. SOULTZ	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2019
Bradley L. Soultz

/s/ TIMOTHY D. BOSWELL	Chief Financial Officer (Principal Financial Officer)	March 15, 2019
Timothy D. Boswell

/s/ SALLY J. SHANKS	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2019
Sally J. Shanks

/s/ GERARD E. HOLTHAUS	Chairman of the Board	March 15, 2019
Gerard E. Holthaus

/s/ MARK S. BARTLETT	Director	March 15, 2019
Mark S. Bartlett

/s/ GARY LINDSAY	Director	March 15, 2019
Gary Lindsay

/s/ STEPHEN ROBERTSON	Director	March 15, 2019
Stephen Robertson

/s/ FREDRIC D. ROSEN	Director	March 15, 2019
Fredric D. Rosen

/s/ JEFF SAGANSKY	Director	March 15, 2019
Jeff Sagansky