Form 10-Q
period 2019-03-31
WillScot Corp
filed 2019-05-03
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(410) 931-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Principal US Public Trading Market
Class A common stock, par value $0.0001 per share	WSC	The Nasdaq Capital Market
Warrants to purchase Class A common stock(1)	WSCWW	OTC Markets Group Inc.
Warrants to purchase Class A common stock(2)	WSCTW	OTC Markets Group Inc.
(1) Issued in connection with the initial public offering of Double Eagle Acquisition Corp., the registrant’s legal predecessor company, in September 2015, which are exercisable for one-half of one share of the registrant’s Class A common stock for an exercise price of $5.75.
(2) Issued in connection with the registrant’s acquisition of Modular Space Holdings, Inc. in August 2018, which are exercisable for one share of the registrant’s Class A common stock at an exercise price of $15.50 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Class A common stock, par value $0.0001 per share, outstanding: 108,693,209 shares at April 22, 2019.
Shares of Class B common stock, par value $0.0001 per share, outstanding: 8,024,419 shares at April 22, 2019.

WILLSCOT CORPORATION
Quarterly Report on Form 10-Q

PART I
ITEM 1. Financial Statements
WillScot Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2019 (unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$12,779	$8,958
Trade receivables, net of allowances for doubtful accounts at March 31, 2019 and December 31, 2018 of $11,889 and $9,340, respectively	229,563	206,502
Inventories	17,412	16,218
Prepaid expenses and other current assets	22,039	21,828
Assets held for sale	20,962	2,841
Total current assets	302,755	256,347
Rental equipment, net	1,940,617	1,929,290
Property, plant and equipment, net	167,464	183,750
Goodwill	242,984	247,017
Intangible assets, net	131,246	131,801
Other non-current assets	5,461	4,280
Total long-term assets	2,487,772	2,496,138
Total assets	$2,790,527	$2,752,485
Liabilities and equity
Accounts payable	$96,184	$90,353
Accrued liabilities	88,680	84,696
Accrued interest	14,669	20,237
Deferred revenue and customer deposits	74,616	71,778
Current portion of long-term debt	1,990	1,959
Total current liabilities	276,139	269,023
Long-term debt	1,709,266	1,674,540
Deferred tax liabilities	68,297	67,384
Deferred revenue and customer deposits	9,007	7,723
Other non-current liabilities	33,887	31,618
Long-term liabilities	1,820,457	1,781,265
Total liabilities	2,096,596	2,050,288
Commitments and contingencies (see Note 14)
Class A common stock: $0.0001 par, 400,000,000 shares authorized at March 31, 2019 and December 31, 2018; 108,693,209 and 108,508,997 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	11	11
Class B common stock: $0.0001 par, 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 8,024,419 shares issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Additional paid-in-capital	2,390,184	2,389,548
Accumulated other comprehensive loss	(66,278)	(68,026)
Accumulated deficit	(1,693,275)	(1,683,319)
Total shareholders' equity	630,643	638,215
Non-controlling interest	63,288	63,982
Total equity	693,931	702,197
Total liabilities and equity	$2,790,527	$2,752,485
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Revenues:
Leasing and services revenue:
Modular leasing	$178,222	$97,262
Modular delivery and installation	50,281	26,250
Sales:
New units	14,904	7,428
Rental units	11,601	3,811
Total revenues	255,008	134,751
Costs:
Costs of leasing and services:
Modular leasing	47,235	27,162
Modular delivery and installation	43,343	25,521
Costs of sales:
New units	10,878	4,987
Rental units	7,795	2,315
Depreciation of rental equipment	41,103	23,845
Gross profit	104,654	50,921
Expenses:
Selling, general and administrative	73,485	45,214
Other depreciation and amortization	3,004	2,436
Impairment losses on property, plant and equipment	2,290	—
Restructuring costs	5,953	628
Currency (gains) losses, net	(316)	1,024
Other income, net	(951)	(2,845)
Operating income	21,189	4,464
Interest expense	31,972	11,719
Loss from operations before income tax	(10,783)	(7,255)
Income tax expense (benefit)	378	(420)
Net loss	(11,161)	(6,835)
Net loss attributable to non-controlling interest, net of tax	(860)	(648)
Net loss attributable to WillScot	$(10,301)	$(6,187)

Net loss per share attributable to WillScot – basic and diluted	$(0.09)	$(0.08)
Weighted average shares - basic and diluted	108,523,269	77,189,774
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net loss	$(11,161)	$(6,835)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0 and $148 for the three months ended March 31, 2019 and 2018, respectively	4,115	239
Net losses on derivatives, net of income tax benefit of $673 and $0 for the three months ended March 31, 2019 and 2018, respectively	(2,201)	—
Comprehensive loss	(9,247)	(6,596)
Comprehensive loss attributable to non-controlling interest	(694)	(624)
Total comprehensive loss attributable to WillScot	$(8,553)	$(5,972)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)

Three Months Ended March 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2018	108,509	$11	8,024	$1	$2,389,548	$(68,026)	$(1,683,319)	$638,215	$63,982	$702,197
Net loss	—	—	—	—	—	—	(10,301)	(10,301)	(860)	(11,161)
Other comprehensive income	—	—	—	—	—	1,748	—	1,748	166	1,914
Adoption of Topic 606	—	—	—	—	—	—	345	345	—	345
Stock-based compensation	184	—	—	—	636	—	—	636	—	636
Balance at March 31, 2019	108,693	$11	8,024	$1	$2,390,184	$(66,278)	$(1,693,275)	$630,643	$63,288	$693,931

Three Months Ended March 31, 2018
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2017	84,645	$8	8,024	$1	$2,121,926	$(49,497)	$(1,636,819)	$435,619	$48,931	$484,550
Net loss	—	—	—	—	—	—	(6,187)	(6,187)	(648)	(6,835)
Other comprehensive income	—	—	—	—	—	239	—	239	24	263
Adoption of ASU 2018-02	—	—	—	—	—	(2,540)	2,540	—	—	—
Stock-based compensation	—	—	—	—	121	—	—	121	—	121
Balance at March 31, 2018	84,645	$8	8,024	$1	$2,122,047	$(51,798)	$(1,640,466)	$429,792	$48,307	$478,099

WillScot Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Operating Activities:
Net loss	$(11,161)	$(6,835)
Adjustments for non-cash items:
Depreciation and amortization	44,873	26,304
Provision for doubtful accounts	2,926	1,633
Impairment losses on property, plant and equipment	2,290	—
Gain on sale of rental equipment and other property, plant and equipment	(3,888)	(4,491)
Amortization of debt discounts and debt issuance costs	2,852	1,258
Share based compensation expense	1,290	121
Deferred income tax benefit	378	(420)
Unrealized currency (gains) losses	(292)	1,289
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(26,471)	(737)
Inventories	(1,185)	(20)
Prepaid and other assets	(48)	840
Accrued interest	(5,568)	6,012
Accounts payable and other accrued liabilities	5,054	(22,819)
Deferred revenue and customer deposits	4,206	2,647
Net cash provided by operating activities	15,256	4,782
Investing Activities:
Acquisition of business	—	(24,006)
Proceeds from sale of rental equipment	11,601	8,128
Purchase of rental equipment and refurbishments	(51,873)	(32,084)
Proceeds from the sale of property, plant and equipment	87	523
Purchase of property, plant and equipment	(1,629)	(1,000)
Net cash used in investing activities	(41,814)	(48,439)
Financing Activities:
Receipts from borrowings	39,264	37,290
Payment of financing costs	(83)	—
Repayment of borrowings	(8,201)	—
Principal payments on capital lease obligations	(32)	(30)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(654)	—
Net cash provided by financing activities	30,294	37,260
Effect of exchange rate changes on cash and cash equivalents	85	73
Net change in cash and cash equivalents	3,821	(6,324)
Cash and cash equivalents at the beginning of the period	8,958	9,185
Cash and cash equivalents at the end of the period	$12,779	$2,861

Supplemental Cash Flow Information:
Interest paid	$33,992	$4,230
Income taxes (refunded) paid, net	$(748)	$780
Capital expenditures accrued or payable	$23,147	$12,818
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the US (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, the results of operations and cash flows, for the interim periods presented.
The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in WillScot's Annual Report on Form 10-K for the year ended December 31, 2018.
Principles of Consolidation
The unaudited condensed consolidated financial statements comprise the financial statements of WillScot and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All intercompany balances and transactions are eliminated.
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
WillScot will cease to be EGC on the earlier of (i) the last day of the fiscal year in which WillScot’s annual gross revenues exceed $1.07 billion, (ii) the date on which the Company issues more than $1.0 billion in nonconvertible debt securities during the preceding three-year period, and (iii) the date on which WillScot is deemed to be a large accelerated filer under the US Securities and Exchange Commission's (the "SEC") rules. Based on the ModSpace (defined below) acquisition described in Note 2, WillScot anticipates that its 2019 annual gross revenues will exceed $1.07 billion, in which case WillScot would be deemed to be a large accelerated filer as of December 31, 2019.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which prescribes that financial assets (or a group of financial assets) should be measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to these financial assets should be recorded through an allowance for credit losses. The new standard is effective for non-public entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company continues to evaluate the impacts of adopting the standard on the financial statements and will adopt the standard within the required adoption period. Adoption of the new standard would be required sooner if WillScot loses EGC eligibility earlier than anticipated.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASC 842"). This guidance revises existing practice related to accounting for leases under ASC Topic 840, Leases (“ASC 840”) for both lessees and lessors. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged. This guidance is effective for non-public entities for fiscal years beginning after December 15, 2019 and interim periods within those annual periods using a modified retrospective transition approach. Early adoption is permitted for all entities. However, based on WillScot's expectation that it will cease to be an EGC as of December 31, 2019, the Company plans to adopt the new standard no later than in the fourth quarter of 2019. Adoption of the new standard could be required earlier in 2019 if WillScot loses EGC status earlier than anticipated.
The Company is currently in the process of assessing the potential impact this guidance may have on its financial position, results of operations and cash flows, including which of its existing lease arrangements will be impacted by the new guidance and whether other arrangements that are not currently classified as leases may become subject to the guidance. The Company plans to take advantage of the transition package of practical expedients permitted within the new standard which, among other things, allows the historical lease classification to be carried forward. Additionally, the Company is implementing a lease management system to assist in the accounting and is evaluating additional changes to its processes and internal controls to ensure the new reporting and disclosure requirements are met upon adoption.
Additionally, as discussed in Note 3, most of the Company's equipment rental revenues will be accounted for under the current lease accounting standard, ASC 840, until the adoption of the new lease accounting standard ASC 842. The Company is continuing to evaluate the impact of adopting ASC 842 on the Company's accounting for equipment rental revenue.
Recently Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.
In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to clarify how certain cash receipts and payments are presented in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2018. The Company adopted this standard as of January 1, 2019, with no impact to the financial statements for the period ended March 31, 2019.
In May 2017, the FASB issued ASU 2017-10, Determining the Customer of the Operation Services, to clarify how operating entities should determine the customer of the operation services for transactions within the scope of ASC 853, Service Concession Arrangements. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance concurrently with the adoption of ASU 2014-09 using a modified retrospective transition approach.
In August 2018, the SEC adopted the final rule under Release No. 33-10532 Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of GAAP or other regulatory requirements. The amendments provide that disclosure requirements related to the analysis of shareholders' equity are expanded for interim financial statements. An analysis of the changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares. The Company has provided this disclosure beginning in the first quarter of 2019 within the condensed consolidated statements of changes in equity.
Revenue
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"). Topic 606, along with its subsequent related updates prescribe a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The core principle contemplated by this new standard was that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required.
On January 1, 2019, the Company adopted the guidance, and all subsequent updates to this guidance, using the modified retrospective transition approach to those contracts which were not completed as of January 1, 2019. The comparative financial statement information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the guidance did not have a material impact on the Company's consolidated balance sheet as of January 1, 2019. The Company's accounting for equipment rental revenue is primarily outside the scope of this new revenue guidance and will be evaluated under the new lease guidance, which is described further under the subheading Recently Issued Accounting Standards above. See Note 3 for further discussion.

NOTE 2 - Acquisitions and Assets Held for Sale
Tyson Acquisition
On January 3, 2018, the Company acquired all of the issued and outstanding membership interests of Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”)) for $24.0 million in cash consideration, net of cash acquired. Tyson provided modular space rental services in the Midwest, primarily in Indiana, Illinois and Missouri. The transaction was funded by borrowings under the ABL Facility (defined in Note 7).
The Company finalized its accounting for the Tyson acquisition in the fourth quarter of 2018 and recorded goodwill of $3.1 million as a result of the Tyson acquisition. Tyson results were immaterial to the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively, and as a result, the Company is not presenting pro forma information related to this acquisition.
ModSpace Acquisition
On August 15, 2018, the Company acquired Modular Space Holdings, Inc. ("ModSpace"), a privately-owned national provider of office trailers, portable storage units and modular buildings. The acquisition was consummated by merging a special purpose subsidiary of the Company with and into ModSpace, with ModSpace surviving the merger as a subsidiary of WSII.
Purchase Price
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
The acquisition was funded by the net proceeds of WillScot's issuance of 9,200,000 shares of Class A common stock, the net proceeds of WSII’s issuance of $300.0 million in senior secured notes and $200.0 million in senior unsecured notes (see Note 7), and borrowings under the ABL Facility (see Note 7).
As of the date of acquisition, August 15, 2018, the fair market values of the Stock Consideration and 2018 Warrants were $14.83 per share and $5.23 per warrant, respectively, as determined using a Black-Scholes valuation model. The fair market value of the Class A shares was determined utilizing the $15.78 per share closing price of the Company's shares on August 15, 2018, discounted by 6.0%, to reflect a lack of marketability based on the lock-up restrictions contemplated by the merger agreement.
The estimated fair values of the Stock Consideration and 2018 Warrants are Level 3 fair value measurements. The fair value of each share and warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate, the average expected term of the lock up period on the shares, and the weighted-average expected term of the warrants. The volatility assumption used in the Black-Scholes model is derived from the historical daily change in the market price of the Company's common stock, as well as the historical daily changes in the market price of its peer group, based on weighting, as determined by the Company, and over a time period equivalent to the lock-up restriction (for the shares) and the warrant term. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares. The following table summarizes the key inputs utilized to determine the fair value of the Stock Consideration and 2018 Warrants included within the purchase price of ModSpace.

	Stock Consideration fair value inputs	2018 Warrants fair value inputs
Expected volatility	28.6%	35.0%
Risk-free rate of interest	2.2%	2.7%
Dividend yield	—%	—%
Expected life (years)	0.5	4.3

Opening Balance Sheet
The purchase price of ModSpace was assigned to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition, August 15, 2018. The Company estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, contributory asset charges, and estimates made by management. The final assignment of the fair value of the ModSpace acquisition, including the final assignment of goodwill to our reporting units was not complete as of March 31, 2019, but will be finalized within the allowable one year measurement period. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, August 15, 2018, and adjustments made to these balances during the allowable measurement period.

(in thousands)	Preliminary Balance	Adjustments	Balance at March 31, 2019
Trade receivables, net (a)	$81,320	$(721)	$80,599
Prepaid expenses and other current assets	17,342	306	17,648
Inventories	4,757	—	4,757
Rental equipment	853,986	278	854,264
Property, plant and equipment	110,413	4,759	115,172
Intangible assets:
Favorable leases (b)	3,976	—	3,976
Trade name (b)	3,000	—	3,000
Deferred tax assets, net	1,855	—	1,855
Total identifiable assets acquired	$1,076,649	$4,622	$1,081,271

Accrued liabilities	$31,551	$(407)	$31,144
Accounts payable	37,678	301	37,979
Deferred revenue and customer deposits	15,938	—	15,938
Total liabilities assumed	$85,167	$(106)	$85,061

Total goodwill (c)	$215,764	$(4,728)	$211,036
(a) The fair value of accounts receivable was $80.6 million and the gross contractual amount was $86.1 million. The Company estimated that $5.5 million is uncollectible.
(b) The trade name has an estimated useful life of 3 years. The favorable lease asset has an estimated useful life of 6 years.
(c) The goodwill is reflective of ModSpace’s going concern value and operational synergies that the Company expects to achieve that would not be available to other market participants. The goodwill represented on the balance sheet is not deductible for income tax purposes. The goodwill is assigned to the Modular – US and Modular – Other North America segments, defined in Note 15, in the amounts of $176.1 million and $34.9 million, respectively.

Pro Forma Information
The pro forma information below has been prepared using the purchase method of accounting, giving effect to the ModSpace acquisition as if it had been completed on January 1, 2018. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The tables below present unaudited pro forma consolidated statements of operations information as if ModSpace had been included in the Company’s consolidated results for the three months ended March 31, 2018:

(in thousands)	Three Months Ended March 31, 2018
WillScot revenues	$134,751
ModSpace revenues	109,347
Pro forma revenues	$244,098

WillScot pre-tax loss	$(7,255)
ModSpace pre-tax gain	732
Pre-tax loss before pro forma adjustments	(6,523)
Pro forma adjustments to combined pre-tax loss:
Impact of fair value mark-ups/useful life changes on depreciation (a)	(3,001)
Intangible asset amortization (b)	(250)
Interest expense (c)	(16,425)
Elimination of ModSpace interest (d)	7,773
Pro forma pre-tax loss (e)	(18,426)
Income tax benefit (g)	(1,069)
Pro forma net loss	$(17,357)
(a) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the ModSpace acquisition. The useful lives assigned did not change significantly from the useful lives used by ModSpace.
(b) Amortization of the trade name acquired in ModSpace acquisition.
(c) In connection with the ModSpace acquisition, the Company drew an incremental $419.0 million on the ABL Facility as defined in Note 7, and issued $300.0 million of secured notes and $200.0 million of unsecured notes. As of March 31, 2019, the weighted-average interest rate for the aforementioned borrowings was 6.54%. Interest expense includes amortization of related deferred financing fees on debt incurred in conjunction with ModSpace acquisition.
(d) Interest on ModSpace historic debt was eliminated.
(e) Pro forma pre-tax loss includes $0.6 million and $2.6 million of restructuring expense and integration costs incurred by WillScot for the three months ended March 31, 2018.
(g) The pro forma tax rate applied to the ModSpace pre-tax loss is the same as the WillScot effective rate for the period.
Transaction and Integration Costs
The Company incurred $10.1 million and $2.6 million in integration costs within selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2019 and 2018, respectively. The 2019 integration costs relate to the ModSpace acquisition, and the 2018 costs relate to the Acton and Tyson acquisitions.
Assets Held for Sale
In connection with the integration of ModSpace, during the three months ended March 31, 2019, the Company reclassified seven additional legacy ModSpace branch facilities from property, plant and equipment to held for sale, in addition to the three held for sale properties that were recognized at December 31, 2018. The net book value of assets transferred from property, plant and equipment to held for sale during the three months ended March 31, 2019 was $18.2 million, reflecting an additional impairment of $2.3 million recorded during the period. The total fair value of held for sale assets less costs to sell was $21.0 million and $2.8 million as of March 31, 2019 and December 31, 2018, respectively.
The fair value of the assets held for sale was determined using valuations from third party brokers, which were based on current sales prices for comparable assets in the market, a Level 2 measurement.

NOTE 3 - Revenue
Adoption of Topic 606
On January 1, 2019, the Company adopted Topic 606 as well as subsequent updates using the modified retrospective method applied to those contracts that were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under the guidance required by Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition ("Topic 605"). The implementation of Topic 606 did not have a material impact on the Company’s financial results for the period ending March 31, 2019.
 Revenue Recognition Policy
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
Modular Leasing and Services Revenue
The majority of revenue (68% and 70% in the periods ending March 31, 2019 and 2018, respectively) is generated by rental income subject to the guidance of ASC 840. The remaining revenue is generated by contracts with customers subject to the guidance in Topic 606 or Topic 605 for 2019 and 2018, respectively.
Leasing Revenue (ASC 840)
Income from operating leases is recognized on a straight-line basis over the lease term. Our lease arrangements typically include multiple lease and non-lease components. Examples of lease components include, but are not limited to, the lease of modular space or portable storage units, and examples of non-lease components include, but are not limited to, the delivery, installation, maintenance, and removal services commonly provided in a bundled transaction with the lease components. Arrangement consideration is allocated between lease deliverables and non-lease components based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables is based upon the estimated stand-alone selling price of the related performance obligations using an adjusted market approach.
When leases and services are billed in advance, recognition of revenue is deferred until services are rendered. If equipment is returned prior to the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date, is recognized as incremental revenue upon return.
Rental equipment is leased primarily under operating leases and, from time to time, under sales-type lease arrangements. Operating lease minimum contractual terms generally range from 1 month to 60 months, and averaged approximately 10 months across our rental fleet for the three months ended March 31, 2019.
Services Revenue (Topic 606)
The Company generally has three non-lease service-related performance obligations in its contracts with customers:
•Delivery and installation of the modular or portable storage unit;
•Maintenance and other ad-hoc services performed during the lease term; and
•Removal services that occur at the end of the lease term.
Consideration is allocated to each of these performance obligations within the contract based upon their estimated relative standalone selling prices using the estimated cost plus margin approach. Revenue from these activities is recognized as the services are performed.
Sales Revenue (Topic 606)
Sales revenue is generated by the sale of new and used units. Revenue from the sale of new and used units is generally recognized at a point in time upon the transfer of control to the customer, which occurs when the unit is delivered and installed in accordance with the contract. Sales transactions constitute a single performance obligation.
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three months ended March 31:

	Three Months Ended March 31,
(in thousands)	2019	2018
US	$232,767	123,120
Canada	18,217	8,167
Mexico	4,024	3,464
Total	$255,008	134,751

Major Product and Service Lines
Rental equipment leasing is the Company’s core business, which significantly impacts the nature, timing, and uncertainty of the Company’s revenue and cash flows. This includes both modular space and portable storage units along with value added products and services ("VAPS"), which include furniture, steps, ramps, basic appliances, internet connectivity devices, and other items used by customers in connection with our products. Rental equipment leasing is complemented by new product sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad-hoc services, and removal services at the end of lease transactions.
The Company’s revenue by major product and service line for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2019	2018
(in thousands)	Total	Total
Modular space leasing revenue	$123,552	$67,244
Portable storage leasing revenue	6,240	4,932
VAPS (a)	37,392	19,449
Other leasing-related revenue (b)	11,038	5,637
Modular leasing revenue	178,222	97,262
Modular delivery and installation revenue	50,281	26,250
Total leasing and services revenue	228,503	123,512
Sale of new units	14,904	7,428
Sale of rental units	11,601	3,811
Total revenues	$255,008	$134,751
(a)  Includes $3.8 million and $2.3 million of VAPS service revenue for the three months ended March 31, 2019 and 2018, respectively.
(b) Primarily damage billings, delinquent payment charges, and other processing fees.
Receivables, Contract Assets and Liabilities
As reflected above, approximately 70% of our rental revenue is accounted for under Topic 840. The customers that are responsible for the remaining revenue that is accounted for under Topic 606 (and Topic 605 prior to 2019) are generally the same customers that rent our equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 840, the discussions below on credit risk and our allowance for doubtful accounts address our total revenues.
Concentration of credit risk with respect to our receivables is limited because of a large number of geographically diverse customers who operate in a variety of end user markets. Our top five customers with the largest open receivables balances represent 3.8% of the total receivables balance as of March 31, 2019. We manage credit risk through credit approvals, credit limits, and other monitoring procedures.
Our allowance for doubtful accounts reflects our estimate of the amount of receivables that we will be unable to collect based on specific customer risk and historical write-off experience. Our estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance. During the period ended March 31, 2019 and March 31, 2018, we recognized bad debt expenses of $2.9 million and $1.6 million, respectively, within SG&A in our consolidated statements of income, which included amounts written-off and changes in our allowances for doubtful accounts.
When customers are billed in advance, we defer recognition of revenue and reflect unearned revenue at the end of the period. As of January 1, 2019, we had approximately $32.1 million of deferred revenue that relates to removal services for lease transactions and advance billings for sale transactions, which are within the scope of Topic 606. As of March 31, 2019, we had approximately $38.0 million of deferred revenue relating to these services. These items are included in deferred revenue and customer deposits in the condensed consolidated balance sheets. During the three months ended March 31, 2019, $5.7 million of previously deferred revenue relating to removal services for lease transactions and advance billings for sale transactions was recognized as revenue.
We do not have material contract assets and we did not recognize any material impairments of any contract assets or receivables.
Our uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future services revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is variable based on the costs ultimately incurred to provide those services and therefore we are applying the optional exemption to omit disclosure of such amounts.

The primary costs to obtain contracts with our customers are commissions. We pay our sales force commissions on the sale of new and used units. For new and used sales, the period benefited by each commission is less than one year. As a result, we have applied the practical expedient for incremental costs of obtaining a sales contract and will expense commissions as incurred.
Other Matters
Our Topic 606 revenues do not include material amounts of variable consideration, other than the variability noted for services arrangements expected to be performed beyond a twelve month period.
Our payment terms vary by the type and location of our customer and the product or services offered. The time between invoicing and when payment is due is not significant. While the Company may bill certain customers in advance, our contracts do not contain a significant financing component based on the short length of time between upfront billings and the performance of contracted services. For certain products, services, or customer types, we require payment before the products or services are delivered to the customer.
Revenue is recognized net of taxes collected from customers, which are subsequently remitted to governmental authorities.
The most significant estimates and judgments relating to Topic 606 revenues involve the estimation of relative stand-alone selling prices for the purpose of allocating consideration to the performance obligations in our lease transactions.

NOTE 4 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials and consumables	$17,358	$16,022
Work in process	54	196
Total inventories	$17,412	$16,218

NOTE 5 - Rental Equipment, net
Rental equipment, net, at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Modular units and portable storage	$2,371,173	$2,333,776
Value added products	98,333	90,526
Total rental equipment	2,469,506	2,424,302
Less: accumulated depreciation	(528,889)	(495,012)
Rental equipment, net	$1,940,617	$1,929,290
During the three months ended March 31, 2018, the Company received $7.5 million in insurance proceeds related to assets damaged during Hurricane Harvey. The insurance proceeds exceeded the book value of damaged assets, and the Company recorded a gain of $3.0 million which is reflected in other income, net, on the condensed consolidated statements of operations for three months ended March 31, 2018, respectively. The Company did not receive any insurance proceeds during the three months ended March 31, 2019.

NOTE 6 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular – US	Modular – Other North America	Total
Balance at January 1, 2018	$28,609	$—	$28,609
Acquisition of a business	183,711	35,128	218,839
Changes to preliminary purchase price allocations	944	—	944
Effects of movements in foreign exchange rates	—	(1,375)	(1,375)
Balance at December 31, 2018	213,264	33,753	247,017
Acquisition of businesses	—	—	—
Changes to preliminary purchase price allocations	(4,496)	(226)	(4,722)
Effects of movements in foreign exchange rates	—	689	689
Balance at March 31, 2019	$208,768	$34,216	$242,984
As described in Note 2, the Company acquired ModSpace in August 2018. A preliminary valuation of the acquired net assets of ModSpace resulted in the recognition of $176.1 million and $34.9 million of goodwill in the Modular - US segment and Modular - Other North America segments, respectively, which the Company expects will be non-deductible for income tax purposes.
Impairment Indicator Analysis
The Company had no goodwill impairment during the periods ended March 31, 2019 or December 31, 2018. There were no indicators of impairment as of March 31, 2019. There were indicators of impairment as of December 31, 2018, as detailed below.
In December 2018, there was a significant decline in the debt and equity capital markets, including the Company’s stock price, which constituted an indicator of potential impairment in management's judgment. As a result, the Company performed an interim goodwill impairment test as of December 31, 2018. The interim impairment analysis determined that there was no impairment of goodwill for either the US or Canadian reporting units as of December 31, 2018. As of December 31, 2018, the US reporting unit continued to have a fair in excess of carrying value of over 100%. The Canadian reporting unit was determined to have a fair value in excess of carrying value of less than 1% as of December 31, 2018.
The fair value of the reporting units at December 31, 2018 was determined based on the income approach, which requires management to make certain estimates and judgments for estimates of economic and market information in the discounted cash flow analyses.
There are inherent uncertainties and judgments involved when determining the fair value of the reporting units because the success of the reporting unit depends on the achievement of key assumptions developed by management including, but not limited to (i) achieving revenue growth through pricing, increased units on rent, increased penetration of value-added products and services, and other commercial strategies, (ii) efficient management of our operations and our fleet through maintenance and capital investment, and, (iii) achieving margin expectations, including integration synergies with acquired companies.
In addition, some of the estimates and assumptions used in determining fair value of the reporting units utilize inputs that are outside the control of management and are dependent on market and economic conditions, such as the discount rate, foreign currency rates, and growth rates. These assumptions are inherently uncertain and deterioration of market and economic conditions would adversely impact the Company's ability to meet its projected results and would affect the fair value of the reporting units.
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
Although the Company believes that it has sufficient historical and projected information available to test for goodwill impairment, it is possible that actual results could differ from the estimates used in its impairment tests. As a result, the Company continues to monitor actual results versus forecast results and internal and external factors that may impact the enterprise value of the reporting unit.
Intangible Assets
The Company also preliminarily assigned $3.0 million and $4.0 million to definite-lived intangible assets, related to the ModSpace trade name and favorable lease rights, to the Modular - US segment. The trade name has an estimated useful life of three years and the favorable lease asset has an estimated useful life of six years. The Company expects the intangibles to be non-deductible for income tax purposes. The Company expects to finalize the valuation of the acquired net assets of ModSpace, including the related intangible assets, within the one-year measurement period from the date of acquisition.

NOTE 7 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	March 31, 2019	December 31, 2018
2022 Secured Notes	7.875%	2022	$292,674	$292,258
2023 Secured Notes	6.875%	2023	294,123	293,918
Unsecured Notes	10.000%	2023	198,969	198,931
US ABL Facility	Varies	2022	887,245	853,409
Canadian ABL Facility (a)	Varies	2022	—	—
Capital lease and other financing obligations			38,245	37,983
Total debt			1,711,256	1,676,499
Less: current portion of long-term debt			(1,990)	(1,959)
Total long-term debt			$1,709,266	$1,674,540
(a) As of March 31, 2019, the Company had no outstanding principal borrowings remaining on the Canadian ABL Facility and $2.7 million of related debt issuance costs. As there were no principal borrowings outstanding on the Canadian ABL Facility as of March 31, 2019, $2.7 million of debt issuance costs related to that facility are included in other non-current assets on the unaudited condensed consolidated balance sheet. As of December 31, 2018, the Company had $0.9 million of outstanding principal borrowings on the Canadian ABL Facility and $2.9 million of related debt issuance costs. $0.9 million of the related debt issuance costs are recorded as a direct offset against the principal of the Canadian ABL Facility and the remaining $2.0 million, in excess of principal, has been included in other non-current assets on the condensed consolidated balance sheet.
The Company is subject to various covenants and restrictions for the ABL Facility, the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes, as defined below. The Company is in compliance with all covenants related to debt as of March 31, 2019 and December 31, 2018, respectively.
ABL Facility
On November 29, 2017, WS Holdings, WSII and certain of its subsidiaries entered into an ABL credit agreement (the “ABL Facility”), as amended in July and August 2018, that provides a senior secured revolving credit facility that matures on May 29, 2022.
 The ABL Facility consists of (i) a $1.285 billion asset-backed revolving credit facility (the “US ABL Facility”) for WSII and certain of its domestic subsidiaries (the “US Borrowers”), (ii) a $140.0 million asset-based revolving credit facility (the “Canadian ABL Facility”) for certain Canadian subsidiaries of WSII (the “Canadian Borrowers,” and together with the US Borrowers, the “Borrowers”), and (iii) an accordion feature that permits the Borrowers to increase the lenders’ commitments in an aggregate amount not to exceed $375.0 million, subject to the satisfaction of customary conditions, plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility.
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
At March 31, 2019, the weighted average interest rate for borrowings under the ABL Facility was 4.99%. The weighted average interest rate on the balance outstanding, as adjusted for the effects of the interest rate swap agreements was 5.24%. Refer to Note 13 for a more detailed discussion on interest rate management.
At March 31, 2019, the Borrowers had $468.9 million of available borrowing capacity under the ABL Facility, including $328.9 million under the US ABL Facility and $140.0 million under the Canadian ABL Facility. At December 31, 2018, the Borrowers had $532.6 million of available borrowing capacity under the ABL Facility, including $393.5 million under the US ABL Facility and $139.1 million under the Canadian ABL Facility.
The Company had issued $13.0 million of standby letters of credit under the ABL Facility at March 31, 2019 and December 31, 2018. At March 31, 2019, letters of credit and guarantees carried fees of 2.625%.
The Company had $910.5 million and $879.4 million in outstanding principal under the ABL Facility at March 31, 2019 and December 31, 2018, respectively.
Debt issuance costs and discounts of $23.3 million and $26.0 million are included in the carrying value of the ABL Facility at March 31, 2019 and December 31, 2018, respectively.
2022 Senior Secured Notes
In connection with the closing of the Business Combination, WSII issued $300.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “2022 Secured Notes”) under an indenture dated November 29, 2017, entered into by and among WSII, the guarantors named therein (the "Note Guarantors"), and Deutsche Bank Trust

Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on June 15 and December 15, beginning June 15, 2018.
Unamortized debt issuance costs pertaining to the 2022 Secured Notes was $7.3 million and $7.7 million as of March 31, 2019 and December 31, 2018, respectively.
2023 Senior Secured Notes
On August 6, 2018, a special purpose subsidiary of WSII completed a private offering of $300.0 million in aggregate principal amount of its 6.875% senior secured notes due August 15, 2023 (the “2023 Secured Notes”, and together with the 2022 Secured Notes, the "Senior Secured Notes"). The issuer entered into an indenture dated August 6, 2018 with Deutsche Bank Trust Company Americas, as trustee, which governs the terms of the 2023 Secured Notes. In connection with the ModSpace acquisition, the issuer merged with and into WSII and WSII assumed the 2023 Secured Notes. Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
Unamortized debt issuance costs and discounts pertaining to the 2023 Secured Notes were $5.9 million and $6.1 million as of March 31, 2019 and December 31, 2018, respectively.
2023 Senior Unsecured Notes
On August 3, 2018, a special purpose subsidiary of WSII completed a private offering of $200.0 million in aggregate principal amount of its senior unsecured notes due November 15, 2023 (the “Unsecured Notes”). The issuer entered into an indenture with Deutsche Bank Trust Company Americas, as trustee, which governs the terms and conditions of the Unsecured Notes. In connection with the ModSpace acquisition, the issuer merged with and into WSII and WSII assumed the Unsecured Notes.
If paid in cash, the Unsecured Notes bear interest at a rate of 10% per annum, on or before February 15, 2021, and at an increased rate per annum of 12.5% thereafter. Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
Unamortized debt issuance costs and discounts pertaining to the Unsecured Notes were $1.0 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.
Capital Lease and Other Financing Obligations
The Company’s capital lease and financing obligations primarily consisted of $38.2 million and $37.9 million under sale-leaseback transactions and $0.1 million and $0.1 million of capital leases at March 31, 2019 and December 31, 2018, respectively. The Company’s capital lease and financing obligations are presented net of $1.5 million and $1.6 million of debt issuance costs at March 31, 2019 and December 31, 2018, respectively. The Company’s capital leases primarily relate to real estate, equipment and vehicles and have interest rates ranging from 1.2% to 11.9%.

NOTE 8 – Equity
Common Stock and Warrants
Common Stock
In connection with the stock compensation vesting event described in Note 12, the Company issued 184,212 shares of common stock during the three months ended March 31, 2019.
Warrants
Double Eagle issued warrants to purchase its common stock as components of units sold in its initial public offering (the “Public Warrants”). Double Eagle also issued warrants to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants,” and together with the Public Warrants, the "2015 Warrants").
At March 31, 2019, 24,367,867 of the 2015 Warrants and 9,999,579 of the 2018 Warrants were outstanding.
Registration Statements
On February 12, 2019, a registration statement filed by WillScot with the SEC became effective. Under the shelf registration statement, 562,542 shares of WillScot Class A common stock issued to the former ModSpace shareholders, 8,914,969 2018 Warrants and up to 9,999,579 new WillScot Class A shares issuable upon the exercise of the 2018 Warrants were registered for resale.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCL"), net of tax, for the three months ended March 31, 2019 and 2018 were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2018	$(62,608)	$(5,418)	$(68,026)
Total other comprehensive income (loss) prior to reclassifications	4,115	(2,636)	1,479
Reclassifications to the statements of operations	—	435	435
Less other comprehensive (income) loss attributable to non-controlling interest	(364)	198	(166)
Balance at March 31, 2019	$(58,857)	$(7,421)	$(66,278)

(in thousands)	Foreign Currency Translation Adjustment	Unrealized losses on hedging activities	Total
Balance at December 31, 2017	$(49,497)	$—	$(49,497)
Total other comprehensive income prior to reclassifications	263	—	263
Reclassifications to accumulated deficit(a)	(2,540)	—	(2,540)
Less other comprehensive income attributable to non-controlling interest	(24)	—	(24)
Balance at March 31, 2018	$(51,798)	$—	$(51,798)
(a) In the first quarter of 2018, the Company elected to early adopt ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a discrete reclassification of $2.5 million from accumulated other comprehensive loss to accumulated deficit effective January 1, 2018.
For the three months ended March 31, 2019, $0.6 million was reclassified from AOCL into the consolidated statement of operations within interest expense related to the interest rate swaps discussed in Note 13. The Company recorded a tax benefit of $0.1 million associated with this reclassification.
Non-Controlling Interest
The changes in the non-controlling interest for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Balance at beginning of the period	$63,982	$48,931
Net loss attributable to non-controlling interest	(860)	(648)
Other comprehensive income	166	24
Balance at end of the period	$63,288	$48,307

NOTE 9 – Income Taxes
The Company recorded approximately $0.4 million of income tax expense and $0.4 million of income tax benefit for the three months ended March 31, 2019 and 2018, respectively. The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was (3.5)% and 5.8%, respectively. The Company did not recognize a tax benefit for loss from operations as of March 31, 2019 as it is not likely that the benefit is realizable. A tax benefit will be recognized only when there is sufficient income to support realizability.
In addition, the Company also recognized $0.4 million of tax expense and $0.4 million of tax benefit for the three months ended March 31, 2019 and 2018, respectively, discrete to the quarter related to matters accounted for as a period cost.

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

The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	March 31, 2019				December 31, 2018
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Financial liabilities not measured at fair value
US ABL Facility	$887,245	$—	$910,500	$—	$853,409	$—	$878,500	$—
Canadian ABL Facility	—	—	—	—	—	—	918	—
2022 Secured Notes	292,674	—	309,486	—	292,258	—	297,027	—
2023 Secured Notes	294,123	—	300,420	—	293,918	—	288,633	—
Unsecured Notes	198,969	—	198,710	—	198,931	—	197,462	—
Total	$1,673,011	$—	$1,719,116	$—	$1,638,516	$—	$1,662,540	$—

The carrying value of the US ABL Facility, the Canadian ABL Facility, the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes includes $23.3 million, $0.0 million, $7.3 million, $5.9 million and $1.0 million, respectively, of unamortized debt issuance costs as of March 31, 2019, which are presented as a direct reduction of the corresponding liability. The carrying value of the US ABL Facility, the Canadian ABL Facility and the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes includes $25.1 million, $0.9 million, $7.7 million, $6.1 million and $1.1 million, respectively of unamortized debt issuance costs for the year ended December 31, 2018, which are presented as a direct reduction of the corresponding liability.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the three months ended March 31, 2019 and 2018. The carrying value of the US and Canadian ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair value of the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes is based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 13.

NOTE 11 - Restructuring
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under FASB ASC Topic 420, “Exit or Disposal Cost Obligations” (“ASC 420”). Our restructuring plans are generally country or region specific and are typically completed within a one year period. Restructuring costs incurred under these plans include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) other related costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs, and professional services expenses, are included within SG&A.
The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $6.0 million and $0.6 million net of reversals, during the three months ended March 31, 2019 and 2018, respectively. The following is a summary of the activity in the Company’s restructuring accruals for three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019			2018
	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Balance at beginning of the period	$4,544	$971	$5,515	$227	$—	$227
Charges	1,507	4,446	5,953	628	—	628
Cash payments	(3,228)	(1,144)	(4,372)	(96)	—	(96)
Foreign currency translation	24	—	24	(4)	—	(4)
Non-cash movements	—	(21)	(21)	—	—	—
Balance at end of period	$2,847	$4,252	$7,099	$755	$—	$755
The restructuring charges for the three months ended March 31, 2019 relate primarily to employee termination costs and lease exit costs in connection with the integration of ModSpace. The Company initiated certain restructuring plans associated with the ModSpace acquisition in order to capture operating synergies as a result of integrating ModSpace into WillScot. The restructuring activities under this primarily include the termination of leases for duplicative branches and corporate facilities and the termination of employees in connection with the consolidation of these overlapping facilities and functions within our existing business. The Company is still in the process of evaluating all acquired facilities. The Company anticipates that the remaining actions contemplated under the accruals of $2.8 million and $4.3 million for employee termination costs and facility exit costs, as of March 31, 2019, will be substantially completed by the end of the second quarter of 2019 and the end of the fourth quarter of 2023, respectively.
The restructuring charges for the three months ended March 31, 2018 primarily relate to employee termination costs in connection with the integration of Tyson and Acton Mobile ("Acton"), which we acquired in the fourth quarter of 2017. As part of the restructuring plan, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication of termination to the employee to the actual date of termination.
Segments
The $6.0 million and $0.6 million of restructuring charges for the three months ended March 31, 2019 and 2018 includes: $5.3 million and $0.6 million of charges pertaining to the Modular - US segment; $0.7 million and $0.0 million of charges pertaining to the Modular - Other North America segment.

NOTE 12 - Stock-Based Compensation
During the three months ended March 31, 2019, 478,400 time-based restricted stock units ("Time-Based RSUs") and 302,182 market-based restricted stock units ("Market-Based RSUs", and together with the Time-Based RSUs, the "RSUs") were granted under the WillScot Corporation 2017 Incentive Award Plan (the "Plan"). No restricted stock awards ("RSAs") or stock option awards were granted during the period.
During the three months ended March 31, 2019, 27,675 RSAs, 213,180 Time-Based RSUs, and 147,313 stock options vested, resulting in the issuance of 184,212 shares of common stock, net of 56,643 shares withheld to cover taxes. No RSAs, Time-Based RSUs, Market-Based RSUs or stock options were forfeited during the three months ended March 31, 2019.
At March 31, 2019, 44,378 RSAs, 1,117,953 Time-Based RSUs, 302,182 Market-Based RSUs, and 441,944 stock options were unvested, with weighted-average grant date fair values of $16.80, $12.78, $13.22, and $5.51, respectively.
Restricted Stock Awards
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively, with associated tax benefits of $0.1 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $0.3 million of unrecognized compensation cost related to RSAs and is expected to be recognized over a remaining period of 0.4 years.
Time-Based Restricted Stock Units
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $0.8 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, with associated tax benefits of $0.2 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, unrecognized compensation cost related to Time-Based RSUs totaled $14.2 million and is expected to be recognized over a remaining period of 3.4 years.
Market-Based Restricted Stock Units
On March 21, 2019, the Compensation Committee of the Board of Directors granted 302,182 Market-Based RSUs which vest based on the achievement of the Company’s relative total stockholder return ("TSR") of its common stock as compared to the TSR of the constituents of the Russell 3000 Index at grant date over the three-year period performance period. The target number of Market-Based RSUs may be adjusted from 0% to 150% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from zero (for performance less than the 25% percentile) to 150% (for performance at or above the 75% percentile). Vesting is also subject to continued service requirements through the vesting date. Each Market-Based RSU represents a contingent right to receive one share upon vesting of the Company’s Class A common stock, or its cash equivalent, as determined by the Compensation Committee.
The Market-Based RSUs were valued based on a Monte Carlo simulation model to reflect the impact of the Market-Based RSU market condition, resulting in a grant-date fair value per Market-Based RSU of $13.22. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for Market-Based RSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.
Compensation expense for Market-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $0.1 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively, with associated tax benefits of $0.0 million for the three months ended March 31, 2019 and 2018. At March 31, 2019, unrecognized compensation cost related to Market-Based RSUs totaled $3.9 million and is expected to be recognized over a remaining period of 3.0 years.

Stock Option Awards
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively, with associated tax benefits of $0.0 million for the three months ended March 31, 2019 and 2018. At March 31, 2019, unrecognized compensation cost related to stock option awards totaled $2.4 million and is expected to be recognized over a remaining period of 3.0 years.

NOTE 13 - Derivatives
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
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The Company did not have any derivative financial instruments for the three months ended March 31, 2018.
The following table summarizes the outstanding interest rate swap arrangement as of March 31, 2019:

	Aggregate Notional Amount (in millions)	Receive Rate	Pay Rate	Receive Rate as of March 31, 2019	Receive Rate as of December 31, 2018
US ABL Facility	$400.0	1 month LIBOR	3.06%	2.49%	2.44%
The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

(in thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018
Cash Flow Hedges:
Interest rate swap	Accrued liabilities	$2,314	$1,709
Interest rate swap	Other long-term liabilities	$8,451	$6,192

Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated statements of cash flows.
The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of March 31, 2019 and December 31, 2018, respectively  for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCL and the Company’s statement of operations for the three months ended March 31, 2019.

(in thousands)	Loss Recognized in OCI	Location of Gain (Loss) Recognized in Income	Loss Reclassified from AOCL into Income (Effective Portion)	(Loss) Gain Recognized in Income (Ineffective Portion)
Interest rate swap	$(2,874)	Interest expense, net	$(568)	$—

NOTE 14 - Commitments and Contingencies
The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 15 - Segment Reporting
Subsequent to the Business Combination, the Company historically has operated in one principal line of business: modular leasing and sales.
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

The Chief Operating Decision Maker ("CODM") evaluates business segment performance on Adjusted EBITDA, which excludes certain items as shown in the reconciliation of the Company’s consolidated net loss before tax to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.
The Company also regularly evaluates gross profit by segment to assist in the assessment of its operational performance. The Company considers Adjusted EBITDA to be the more important metric because it more fully captures the business performance of the segments, inclusive of indirect costs.
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three months ended March 31, 2019 and 2018, respectively.
The CODM evaluates business segment performance on Adjusted EBITDA, a non-GAAP measure that excludes certain items as described in the reconciliation of the Company’s consolidated net loss to Adjusted EBITDA reconciliation below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.

	Three Months Ended March 31, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$162,800	$15,422	$178,222
Modular delivery and installation	46,282	3,999	50,281
Sales:
New units	14,023	881	14,904
Rental units	8,371	3,230	11,601
Total Revenues	$231,476	$23,532	$255,008

Costs:
Cost of leasing and services:
Modular leasing	$43,883	$3,352	$47,235
Modular delivery and installation	39,751	3,592	43,343
Cost of sales:
New units	10,250	628	10,878
Rental units	5,869	1,926	7,795
Depreciation of rental equipment	36,473	4,630	41,103
Gross profit	$95,250	$9,404	$104,654
Other selected data:
Adjusted EBITDA	$76,768	$7,740	$84,508
Selling, general and administrative expense	$66,405	$7,080	$73,485
Other depreciation and amortization	$2,726	$278	$3,004
Capital expenditures for rental fleet	$49,921	$1,952	$51,873

	Three Months Ended March 31, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$87,948	$9,314	$97,262
Modular delivery and installation	23,970	2,280	26,250
Sales:
New units	6,815	613	7,428
Rental units	3,354	457	3,811
Total Revenues	$122,087	$12,664	$134,751

Costs:
Cost of leasing and services:
Modular leasing	$25,057	$2,105	$27,162
Modular delivery and installation	22,940	2,581	25,521
Cost of sales:
New units	4,566	421	4,987
Rental units	2,029	286	2,315
Depreciation of rental equipment	20,687	3,158	23,845
Gross profit	$46,808	$4,113	$50,921
Other selected data:
Adjusted EBITDA	$32,612	$2,880	$35,492
Selling, general and administrative expense	$40,821	$4,393	$45,214
Other depreciation and amortization	$2,205	$231	$2,436
Capital expenditures for rental fleet	$30,524	$1,560	$32,084
The following tables present a reconciliation of the Company’s (loss) income from operations before income tax to Adjusted EBITDA by segment for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
(Loss) income from operations before income taxes	$(11,122)	$339	$(10,783)
Interest expense	31,236	736	31,972
Depreciation and amortization	39,199	4,908	44,107
Currency gains, net	(130)	(186)	(316)
Goodwill and other impairments	1,801	489	2,290
Restructuring costs	5,274	679	5,953
Integration costs	9,352	786	10,138
Stock compensation expense	1,290	—	1,290
Other income	(132)	(11)	(143)
Adjusted EBITDA	$76,768	$7,740	$84,508

	Three Months Ended March 31, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Loss from operations before income taxes	$(5,308)	$(1,947)	$(7,255)
Interest expense	11,160	559	11,719
Depreciation and amortization	22,892	3,389	26,281
Currency losses, net	157	867	1,024
Restructuring costs	618	10	628
Integration costs	2,630	—	2,630
Stock compensation expense	121	—	121
Other expense	342	2	344
Adjusted EBITDA	$32,612	$2,880	$35,492

NOTE 16 - Loss Per Share
Basic loss per share (“LPS”) is calculated by dividing net loss attributable to WillScot by the weighted average number of Class A common shares outstanding during the period. The common shares issued a result of the vesting of RSUs and RSAs as of March 31, 2019, were included in LPS based on the weighted average number of days in which they were vested and outstanding during the period. Concurrently with the Business Combination, 12,425,000 of WillScot's Class A common shares were placed into escrow by shareholders and became ineligible to vote or participate in the economic rewards available to the other Class A shareholders. Escrowed shares were therefore excluded from the LPS calculation while deposited in the escrow account. 6,212,500 of the escrowed shares were released to shareholders on January 19, 2018, and the remaining escrowed shares were released to shareholders on August 21, 2018.
Class B common shares have no rights to dividends or distributions made by the Company and, in turn, are excluded from the LPS calculation.
Diluted LPS is computed similarly to basic LPS, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, Time-Based RSUs, Market-Based RSUs, and RSAs, representing 441,944, 1,117,953, 302,182, and 44,378 shares of Class A common stock outstanding for the three months ended March 31, 2019, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Warrants representing 22,183,513 shares of Class A shares for the three months ended March 31, 2019, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
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

NOTE 17 - Related Parties
Related party balances included in the Company’s consolidated balance sheet at March 31, 2019 and December 31, 2018, consisted of the following:

(in thousands)	Financial statement line Item	March 31, 2019	December 31, 2018
Receivables due from affiliates	Prepaid expenses and other current assets	$24	$122
Amounts due to affiliates	Accrued liabilities	(475)	(1,379)
	Total related party liabilities, net	$(451)	$(1,257)
On November 29, 2017, in connection with the closing of the Business Combination, the Company, WSII, WS Holdings and the Algeco Group entered into a transition services agreement (the “TSA”). The Company had $0.0 million and $0.1 million in receivables due from affiliates pertaining to the TSA at March 31, 2019 and December 31, 2018, respectively.
The Company accrued expenses of $0.5 million and $1.2 million at March 31, 2019 and December 31, 2018, respectively, included in amounts due to affiliates, related to rental equipment purchases from an affiliate of the Algeco Group.

Related party transactions included in the Company’s consolidated statement of operations for the three months ended March 31, 2019 and 2018, respectively, consisted of the following:

		Three Months Ended March 31,
(in thousands)	Financial statement line item	2019	2018
Leasing revenue from related parties	Modular leasing revenue	$74	$292
	Total related party income, net	$74	$292
The Company had capital expenditures of rental equipment purchased from related party affiliates of $1.5 million and $1.3 million for three months ended March 31, 2019 and 2018, respectively.
The Company paid $0.6 million and $0.6 million in professional fees to an entity, that two of the Company’s Directors also served in the same role for that entity, during the three months ended March 31, 2019 and 2018, respectively.

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
Executive Summary and Outlook
We are the leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. In the third quarter of 2018, we completed the acquisition of Modular Space Holdings, Inc. (“ModSpace”) for a total purchase price of approximately $1.2 billion. With the addition of ModSpace, as of March 31, 2019, our branch network included over 120 locations and additional storage lots to service more than 50,000 customers across the US, Canada and Mexico. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions and now manage a fleet of approximately 130,000 modular space units and over 26,000 portable storage units. We remain focused on our core priorities of growing modular leasing revenues by increasing modular space units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with VAPS, and on continually improving the overall customer experience.
In 2018, we complemented our already strong organic growth by acquiring and integrating regional and national competitors. In April 2018, we integrated Acton (acquired in December 2017), into our organizational structure, branch footprint and information technology platform. We acquired ModSpace in August 2018, and by November 2018, the sales organizations for WillScot and ModSpace began entering into new contracts (including those associated with legacy ModSpace assets) from WillScot's operating and information technology platform. In March 2019, the remaining billing, accounts receivable and accounts payable functions were migrated onto the WillScot operating platform marking the completion of the information technology integration. As a result of the integration milestones reached to date, including the exit of approximately 50% of our planned real estate exits, we began realizing significant cost synergies in the first quarter of 2019 and will continue our integration efforts around real estate consolidation and fleet relocation for both the Acton acquisition and ModSpace acquisition during the remainder of 2019 and into 2020. These acquisitions, coupled with WillScot's innovative "Ready to Work" solutions and commitment to customer service, have solidified WillScot's market leading position.
For the three months ended March 31, 2019, key drivers of financial performance include:
•Increased total revenues by $120.2 million, or 89.2% as compared to the same period in 2018, driven by a 84.9% increase in our core leasing and services revenues from both organic pricing growth, and due to the impact of the ModSpace acquisition discussed in Note 2 of our unaudited condensed consolidated financial statements. New and rental unit sales increased 101.4% and 205.3%, respectively also driven by acquisitions, and by several large rental unit sales in the Modular - Other North America segment.

•On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues increased $10.9 million, or 4.5%, driven by increases in core leasing revenues as a result of continued rate improvements that drove pro forma modular leasing revenues to increase $14.5 million, or 8.9%. Increases in pro forma modular leasing revenues were partially offset by decreased new sales, which declined $3.1 million, or 17.2%.
•Increased the Modular - US segment revenues which represents 90.8% of revenue for the three months ended March 31, 2019, by $109.4 million, or 89.6%, as compared to the same period in 2018, through:
–Average modular space monthly rental rate growth of 8.3% to $577 including the impacts of acquisitions primarily through increases in the price of our units and from VAPS. Organic increases on unit pricing and VAPS pricing and penetration were partially offset by lower rates on units acquired from ModSpace, and by lower VAPS pricing and penetration; and
–Increased average modular space units on rent by 35,805 units, or 73.6%, due to the ModSpace acquisition; and
–Average modular space monthly utilization increased 300 basis points (“bps”) to 74.8% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was driven by higher utilization on the acquired ModSpace fleet as compared to the overall average utilization for the three months ended March 31, 2018, which included the fleet recently acquired from Acton and Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”)).
–On a pro forma basis, including results of WillScot and ModSpace for all periods presented, average modular space monthly rental rate increased 13.6%, which is the sixth consecutive quarter of double digit growth. Average modular space units on rent were down 2.0% driven by disruption experienced in the fourth quarter of 2018 and the first quarter of 2019 due to the integration of ModSpace, and also driven by more severe weather in the first quarter of 2019. Pro forma average modular space monthly utilization increased 240 bps to 74.8% for the three months ended March 31, 2019.
•Increased the Modular - Other North America segment revenues which represented 9.2% of revenues for the three months ended March 31, 2019, by $10.8 million, or 85.0% as compared to the same period in 2018. Increases were driven primarily by:
–Average modular space monthly rental rate increased 2.0% to $552; and
–Average modular space units on rent increased by 3,392 units, or 62.2% as compared to the same period in 2018 driven primarily by acquired units from the ModSpace transaction; and
–Average modular space monthly utilization decreased by 150 bps as compared to the same period in 2018 to 55.1%.
–On a pro forma basis, including results of WillScot and ModSpace for all periods presented, average modular space monthly rental rate decreased 0.9% and average modular space units on rent decreased 3.5%.
•Generated a consolidated net loss of $11.2 million, which included $6.0 million of restructuring cost, $10.1 million of integration cost, and $2.3 million of impairment losses on property, plant and equipment associated with real estate consolidations, compares to a consolidated net loss of $6.8 million for same period in 2018, which included $0.6 million of restructuring cost and $2.6 million of integration cost related to the Acton and Tyson acquisitions.
•Generated Adjusted EBITDA of $76.8 million and $7.7 million for the Modular - US segment and the Modular - Other North America segment, respectively, for consolidated Adjusted EBITDA of $84.5 million, representing an increase of $49.0 million or 138.0% as compared to the same period in 2018, which includes the impact of the ModSpace acquisition discussed in Note 2 of the unaudited condensed consolidated financial statements, as well as partial realization of commercial and cost synergies associated with the Acton, Tyson, and ModSpace acquisitions.
Our customers operate in a diversified set of end markets, including commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 83% of our revenues in the three months ended March 31, 2019. Market fundamentals underlying these markets remain favorable, and we expect continued modest market growth in the next several years. Potential increased capital spending as a result of tax reform, discussions of increased infrastructure spending, and rebuilding in areas impacted by natural disasters in 2017 and 2018 across the US also provide us confidence in continued demand for our products.

Consolidated Results of Operations
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Our consolidated statements of operations for the three months ended March 31, 2019 and 2018 are presented below:

	Three Months Ended March 31,		2019 vs. 2018 $ Change
(in thousands)	2019	2018
Revenues:
Leasing and services revenue:
Modular leasing	$178,222	$97,262	$80,960
Modular delivery and installation	50,281	26,250	24,031
Sales:
New units	14,904	7,428	7,476
Rental units	11,601	3,811	7,790
Total revenues	255,008	134,751	120,257
Costs:
Costs of leasing and services:
Modular leasing	47,235	27,162	20,073
Modular delivery and installation	43,343	25,521	17,822
Costs of sales:
New units	10,878	4,987	5,891
Rental units	7,795	2,315	5,480
Depreciation of rental equipment	41,103	23,845	17,258
Gross profit	104,654	50,921	53,733
Expenses:
Selling, general and administrative	73,485	45,214	28,271
Other depreciation and amortization	3,004	2,436	568
Impairment losses on property, plant and equipment	2,290	—	2,290
Restructuring costs	5,953	628	5,325
Currency (gains) losses, net	(316)	1,024	(1,340)
Other income, net	(951)	(2,845)	1,894
Operating income	21,189	4,464	16,725
Interest expense	31,972	11,719	20,253
Loss from operations before income tax	(10,783)	(7,255)	(3,528)
Income tax expense (benefit)	378	(420)	798
Net loss	(11,161)	(6,835)	(4,326)
Net loss attributable to non-controlling interest, net of tax	(860)	(648)	(212)
Total loss attributable to WillScot	$(10,301)	$(6,187)	$(4,114)
Comparison of Three Months Ended March 31, 2019 and 2018
Revenue: Total revenue increased $120.2 million, or 89.2%, to $255.0 million for the three months ended March 31, 2019 from $134.8 million for the three months ended March 31, 2018. The increase was primarily the result of a 84.9% increase in leasing and services revenue driven by increased volumes from acquisitions and improved pricing. Increased volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues on the combined rental fleet of 91.3% due to increased transaction volumes and higher revenues per transaction. Average modular space monthly rental rates increased 7.7% to $575 for the three months ended March 31, 2019, and average modular space units on rent increased 39,197 units, or 72.4%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units for ModSpace. The increase in leasing and services revenue was further complemented by increases of $7.5 million, or 101.4%, and $7.8 million, or 205.3% on new unit and rental unit sales, respectively, as compared to the same period in 2018. Increases in both new and rental unit sales were primarily a result of our increased scale as a result of the ModSpace acquisition and our larger post-acquisition fleet size and sales teams. The large increase in rental unit sales was driven by the Other North America segment.

On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues increased $10.9 million, or 4.5%, year-over-year for the three months ended March 31, 2019. Increases were driven by core leasing revenues, which increased $14.5 million, or 8.9%, as a result of a 12.1% increase in average modular space monthly rental rates. These increases were partially offset by decreased new sales, which declined $3.1 million, or 17.2% on a pro forma basis.
Total average units on rent for the three months ended March 31, 2019 and 2018 were 110,728 and 68,098, respectively. The increase was due to units acquired as part of the ModSpace acquisition, with modular space average units on rent increasing 39,197 units, or 72.4% for the three months ended March 31, 2019. Modular space average monthly rental rates increased 7.7% for the three months ended March 31, 2019. Portable storage average units on rent increased by 3,433 units, or 24.5% for the three months ended March 31, 2019. Average portable storage monthly rental rates increased 0.8% for the three months ended March 31, 2019. The average modular space unit utilization rate during the three months ended March 31, 2019 was 72.4%, as compared to 69.9% during the same period in 2018. This increase was driven by higher utilization on the acquired ModSpace fleet as compared to the overall average utilization for the three months ended March 31, 2018, which included the fleet acquired from Acton and Tyson. The average portable storage unit utilization rate during the three months ended March 31, 2019 was 66.1%, as compared to 70.3% during the same period in 2018. The decrease in average portable storage utilization rate was driven by organic declines in the number of portable storage average units on rent in the Modular - US segment.
Gross Profit: Our gross profit percentage was 41.0% and 37.8% for the three months ended March 31, 2019 and 2018, respectively. Our gross profit percentage, excluding the effects of depreciation, was 57.2% and 55.5% for the three months ended March 31, 2019 and 2018, respectively.
Gross profit increased $53.8 million, or 105.7%, to $104.7 million for the three months ended March 31, 2019 from $50.9 million for the three months ended March 31, 2018. The increase in gross profit is a result of a $67.1 million increase in modular leasing and services gross profit and increased new unit and rental unit gross profit of $3.9 million. Increases in modular leasing and services gross profit were primarily as a result of increased revenues due to additional units on rent as a result of recent acquisitions as well as increased margins due to favorable average monthly rental rates on modular space units and increased delivery and installation margins driven primarily by higher pricing per transaction. These increases were partially offset by increased depreciation of $17.3 million as a result of additional rental equipment acquired as part of the ModSpace acquisition, as well as continued capital investment in our existing rental equipment.
SG&A: SG&A increased $28.3 million, or 62.6%, to $73.5 million for the three months ended March 31, 2019, compared to $45.2 million for the three months ended March 31, 2018. $8.7 million of the SG&A increase was driven by discrete items including increased integration costs of $7.5 million related to the Acton and ModSpace integrations. Additionally, stock compensation expense increased $1.2 million due to grants of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to certain employees in March of 2018. The remaining increases of $19.9 million are primarily related to increased employee costs of $9.9 million driven by the increased size of the workforce, net of realized employee cost synergies savings to date achieved as a result of the restructuring activities; and increased occupancy costs of $4.4 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 50% of redundant real estate locations. The remaining increases of $5.6 million are primarily related to increased professional fees, insurance, computer, travel, office, taxes, bad debt, and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network. We estimate cost synergies of approximately $7.3 million related to the Acton and ModSpace acquisitions were realized in the first quarter, bringing cumulative synergies related to the Acton, Tyson, and ModSpace acquisitions to approximately $13.7 million, which is slightly ahead of our integration plans. These activities are expected to continue through 2019 and we expect over $70.0 million of annual reoccurring cost savings once our integration plans are fully executed and in our results.
Other Depreciation and Amortization: Other depreciation and amortization increased $0.6 million, or 25.0%, to $3.0 million for the three months ended March 31, 2019, compared to $2.4 million for the three months ended March 31, 2018. The increase was driven primarily by depreciation on property, plant and equipment acquired as part of the ModSpace acquisition in the third quarter of 2018.
Impairment losses on Property, Plant and Equipment: Impairment losses on property, plant and equipment were $2.3 million for the three months ended March 31, 2019 as compared to $0.0 million for the three months ended March 31, 2018. In the first quarter of 2019, we reclassified certain branch facilities that we intend to exit from property, plant and equipment to held for sale and recognized an impairment on these assets as the estimated fair value less cost to sell was exceed by the carrying value of the facilities
Restructuring Costs: Restructuring costs were $6.0 million for the three months ended March 31, 2019 as compared to $0.6 million for the three months ended March 31, 2018. The 2019 restructuring charges relate primarily to employee termination and lease breakage costs related to the ModSpace acquisition and integration. The 2018 restructuring charges relate primarily to employee termination and lease breakage costs related to the Acton and Tyson acquisitions and integrations.
Currency Losses (Gains), net: Currency losses (gains), net decreased by $1.3 million to a $0.3 million gain for the three months ended March 31, 2019 compared to a $1.0 million loss for the three months ended March 31, 2018. The decrease in currency losses (gains) in 2019 was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other Income, Net: Other income, net was $1.0 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively. Other income of $1.0 million for the three months ended March 31, 2019 was related to the receipt of a $0.9 million settlement in the period. Other income of $2.8 million for the three months ended March 31, 2018 was driven by the receipt of $3.0 million of insurance proceeds related to assets damaged during Hurricane Harvey in the period.
Interest Expense: Interest expense increased $20.3 million, or 173.5%, to $32.0 million for the three months ended March 31, 2019 from $11.7 million for the three months ended March 31, 2018. The interest costs incurred during the three months ended March 31, 2018 relate to the debt structure of the Company prior to the ModSpace acquisition. The increase in interest expense is driven by our recent debt issuances. In the third quarter of 2018, as part of financing the ModSpace acquisition, we upsized our ABL credit agreement (the “ABL Facility”) to $1.425 billion, issued $300.0 million of senior secured notes (the "2023 Secured Notes"), and issued $200.0 million of unsecured notes (the "Unsecured Notes"). See Note 7 to the condensed consolidated financial statements for further discussion of our debt, and the additional debt incurred during the third quarter of 2018 as part of financing the ModSpace acquisition.
Income Tax Expense (Benefit): Income tax expense (benefit) increased $0.8 million to $0.4 million expense for the three months ended March 31, 2019 compared to $0.4 million benefit for the three months ended March 31, 2018. The increase in income tax expense was driven by a discrete recordation of uncertain tax positions and unrealized foreign currency gains in March 31, 2019 as compared to unrealized foreign currency losses and a SAB 118 tax benefit in March 31, 2018.
Business Segment Results
Our principal line of business is modular leasing and sales. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico.
The following tables and discussion summarize our reportable segment financial information for the three months ended March 31, 2019 and 2018. Future changes to our organizational structure may result in changes to the segments disclosed.
Comparison of Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31, 2019
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$231,476	$23,532	$255,008
Gross profit	$95,250	$9,404	$104,654
Adjusted EBITDA	$76,768	$7,740	$84,508
Capital expenditures for rental equipment	$49,921	$1,952	$51,873
Modular space units on rent (average during the period)	84,462	8,847	93,309
Average modular space utilization rate	74.8%	55.1%	72.4%
Average modular space monthly rental rate	$577	$552	$575
Portable storage units on rent (average during the period)	17,010	409	17,419
Average portable storage utilization rate	66.6%	52.0%	66.1%
Average portable storage monthly rental rate	$120	$109	$119

	Three Months Ended March 31, 2018
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$122,087	$12,664	$134,751
Gross profit	$46,808	$4,113	$50,921
Adjusted EBITDA	$32,612	$2,880	$35,492
Capital expenditures for rental equipment	$30,524	$1,560	$32,084
Modular space units on rent (average during the period)	48,657	5,455	54,112
Average modular space utilization rate	71.8%	56.6%	69.9%
Average modular space monthly rental rate	$533	$541	$534
Portable storage units on rent (average during the period)	13,625	362	13,986
Average portable storage utilization rate	70.8%	55.8%	70.3%
Average portable storage monthly rental rate	$118	$116	$118

Modular - US Segment
Revenue: Total revenue increased $109.4 million, or 89.6%, to $231.5 million for the three months ended March 31, 2019 from $122.1 million for the three months ended March 31, 2018. Modular leasing revenue increased $74.9 million, or 85.2%, driven by improved volumes and pricing. Average modular space units on rent increased 35,805 units, or 73.6%. Average modular space monthly rental rates increased 8.3% for the three months ended March 31, 2019. Improved volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues on the combined rental fleet of 92.9%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. The increases in leasing and services revenue were complemented by increases in sales revenues. New unit sales revenue increased $7.2 million, or 105.9% and rental unit sales revenue increased $5.0 million, or 147.1%. The increase year-over-year in new sales was primarily driven by a single large sale project. Increases in rental unit sales was primarily a result of the ModSpace acquisition and our larger post-acquisition sales team and fleet size.
On a pro forma basis, including results of the WillScot and ModSpace for all periods presented, pricing improvement continued in the first quarter, with increases in pro forma average modular space monthly rental rates of $69, or 13.6% year over year for the three months ended March 31, 2019. Modular space units on rent decreased 2.0% on a pro forma basis to 84,462 and pro forma utilization for our modular space units increased to 74.8%, up 240 bps from 72.4% for the three months ended March 31, 2018.
Gross Profit: Gross profit increased $48.5 million, or 103.6%, to $95.3 million for the three months ended March 31, 2019 from $46.8 million for the three months ended March 31, 2018. The increase in gross profit was driven by higher modular leasing and service revenues driven both by organic growth and through the ModSpace acquisition, as well as due to increased modular space leasing and modular space delivery and installation margins. The increase in gross profit from modular leasing and service revenues was partially offset by an $15.8 million increase in depreciation of rental equipment primarily related to acquired units in the ModSpace acquisition for the three months ended March 31, 2019.
Adjusted EBITDA:  Adjusted EBITDA increased $44.2 million, or 135.6%, to $76.8 million for the three months ended March 31, 2019 from $32.6 million for the three months ended March 31, 2018. The increase was driven by higher modular leasing and services gross profits discussed above, partially offset by increases in SG&A, excluding discrete items, of $17.9 million, primarily related to increased employee costs of $8.9 million driven by the increased size of the workforce, net of realized employee cost synergies savings to date achieved as a result of the restructuring activities; and increased occupancy costs of $3.5 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 50% of redundant real estate locations. The remaining increases of $5.5 million are primarily related to increased professional fees, insurance, computer, travel, office, tax bad debt and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network.
Capital Expenditures for Rental Equipment:  Capital expenditures for rental equipment increased $19.4 million, or 63.6%, to $49.9 million for the three months ended March 31, 2019 from $30.5 million for the three months ended March 31, 2018. Net capital expenditures for rental equipment also increased $18.6 million, or 81.2%, to $41.5 million. The increases for both were driven by increased spend for refurbishments and VAPS to drive revenue growth and for maintenance of a larger fleet following our recent acquisitions.
Modular - Other North America Segment
Revenue:  Total revenue increased $10.8 million, or 85.0%, to $23.5 million for the three months ended March 31, 2019 from $12.7 million for the three months ended March 31, 2018. Modular leasing revenue increased $6.1 million, or 65.6%, driven by improved volumes and pricing in the quarter.  Average modular space units on rent increased by 3,392 units, or 62.2% for the period, and average modular space monthly rental rates increased 2.0%. Improved volumes were driven by units acquired as part of the ModSpace acquisition and improved pricing was driven primarily through continued growth in our “Ready to Work” solutions and increased VAPS penetration across the combined post-acquisition customer base. Modular delivery and installation revenues increased $1.7 million, or 73.9%, new unit sales revenue increased $0.3 million, or 50.0%, and rental unit sales revenue increased $2.7 million, or 540.0%, all of which were primarily driven by the ModSpace acquisition and our larger post-acquisition sales team and fleet size.
On a pro forma basis, including results of the WillScot and ModSpace for all periods presented, pro forma average modular space monthly rental rates decreased $5, or 0.9% for the three months ended March 31, 2019. Modular space units on rent decreased 3.5% on a pro forma basis to 8,847 and pro forma utilization for our modular space units decreased to 55.1%, down 80 bps from 55.9% for the three months ended March 31, 2018.
Gross Profit:  Gross profit increased $5.3 million, or 129.3%, to $9.4 million for the three months ended March 31, 2019 from $4.1 for the three months ended March 31, 2018. The effects of favorable foreign currency movements increased gross profit by $0.1 million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, was driven primarily by increased leasing and services revenues and margins, as higher modular volumes and pricing were complemented by higher modular delivery and installation margins. Additionally, rental unit sales gross profit increased due to higher volume. These increases were slightly offset by increased depreciation of rental equipment of $1.4 million for three months ended March 31, 2019.

Adjusted EBITDA:  Adjusted EBITDA increased $4.8 million, or 165.5%, to $7.7 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018. This increase was driven by increased leasing and services gross profit as a result of increased modular space volumes and average monthly rental rates, increased rental unit sales gross profit, partially offset by increased SG&A, excluding discrete items, of $1.9 million, also driven by the ModSpace acquisition, consisting primarily of increased employee costs of $1.0 million and increased occupancy costs of $0.8 million.
Capital Expenditures for Rental Equipment:  Capital expenditures for rental equipment increased $0.4 million, or 25.0%, to $2.0 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018. The increase was driven by increased spend for new fleet and VAPS to drive revenue growth and for maintenance of a larger fleet following the ModSpace acquisition. Net capital expenditures decreased $2.3 million, or 209.1%, as a result of increased rental unit sales in the period that exceeded capital expenditures for rental equipment by $1.2 million.

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
Management also evaluates Free Cash Flow as defined in Item 2, Liquidity and Capital Resources, as it provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements.
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
•Costs to integrate acquired companies, including outside professional fees, fleet relocation expenses, employee training costs and other costs.
•Non-cash charges for stock compensation plans.
•Other expense includes consulting expenses related to certain one-time projects, financing costs not classified as interest expense and gains and losses on disposals of property, plant and equipment.
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

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following table provides an unaudited reconciliation of Net loss to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net loss	$(11,161)	$(6,835)
Income tax expense (benefit)	378	(420)
Interest expense, net	31,972	11,719
Depreciation and amortization	44,107	26,281
Currency (gains) losses, net	(316)	1,024
Goodwill and other impairments	2,290	—
Restructuring costs	5,953	628
Integration costs	10,138	2,630
Stock compensation expense	1,290	121
Other (income) expense	(143)	344
Adjusted EBITDA	$84,508	$35,492
Adjusted Gross Profit and Adjusted Gross Profit Percentage
We define Adjusted Gross Profit as gross profit plus depreciation on rental equipment. Adjusted Gross Profit Percentage is defined as Adjusted Gross Profit divided by revenue. Adjusted Gross Profit and Percentage are not measurements of our financial performance under GAAP and should not be considered as an alternative to gross profit, gross profit percentage, or other performance measure derived in accordance with GAAP. In addition, our measurement of Adjusted Gross Profit and Adjusted Gross Profit Percentage may not be comparable to similarly titled measures of other companies. Management believes that the presentation of Adjusted Gross Profit and Adjusted Gross Profit Percentage provides useful information to investors regarding our results of operations because it assists in analyzing the performance of our business.
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue (A)	$255,008	$134,751

Gross profit (B)	$104,654	$50,921
Depreciation of rental equipment	41,103	23,845
Adjusted Gross Profit (C)	$145,757	$74,766

Gross Profit Percentage (B/A)	41.0%	37.8%
Adjusted Gross Profit Percentage (C/A)	57.2%	55.5%
Net CAPEX and Net CAPEX for Rental Equipment
We define Net Capital Expenditures ("Net CAPEX") and Net CAPEX for Rental Equipment as capital expenditures for purchases and capitalized refurbishments of rental equipment and purchases of property, plant and equipment (collectively "Total Capital Expenditures"), reduced by proceeds from the sale of rental equipment. Net CAPEX for Rental Equipment is defined as capital expenditures for purchases and capitalized refurbishments of rental equipment, reduced by proceeds from the sale of rental equipment. Our management believes that the presentation of Net CAPEX and Net CAPEX for Rental Equipment provides useful information to investors regarding the net capital invested into our rental fleet each year to assist in analyzing the performance of our business.

The following table provides an unaudited reconciliation of purchase of rental equipment to Net CAPEX and to Net CAPEX for Rental Equipment:

	Three Months Ended March 31,
(in thousands)	2019	2018
Total purchases of rental equipment and refurbishments	$(51,873)	$(32,084)
Total proceeds from sale of rental equipment	11,601	8,128
Net Capital Expenditures for Rental Equipment	$(40,272)	$(23,956)
Purchase of property, plant and equipment	(1,629)	(1,000)
Net Capital Expenditures	$(41,901)	$(24,956)

Liquidity and Capital Resources
Overview
WillScot is a holding company that derives all of its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, borrowings under the ABL Facility, and sales of equity and debt securities. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next twelve months.
ABL Facility
On November 29, 2017, WS Holdings, WSII and certain of its subsidiaries entered into the ABL Facility with an aggregate principal amount of up to $600.0 million.
In July and August 2018, the Company entered into three amendments to the ABL Facility that, among other things, (i) permitted the ModSpace acquisition and the Company’s financing thereof, (ii) increased the ABL Facility limit to $1.425 billion in the aggregate, with an accordion feature allowing  up to $1.8 billion of capacity, and (iii) increased certain thresholds, basket sizes and default and notice triggers to account for the Company’s increased scale following the ModSpace Acquisition.
At March 31, 2019, the Borrowers had $468.9 million of available borrowing capacity under the ABL Facility, including $328.9 million under the US ABL Facility and $140.0 million under the Canadian ABL Facility.
Cash Flow Comparison of the Three Months Ended March 31, 2019 and 2018
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash from operating activities	$15,256	$4,782
Net cash from investing activities	(41,814)	(48,439)
Net cash from financing activities	30,294	37,260
Effect of exchange rate changes on cash and cash equivalents	85	73
Net change in cash and cash equivalents	$3,821	$(6,324)
Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2019 was $15.3 million as compared to $4.8 million for the three months ended March 31, 2018, an increase of $10.5 million. The increase was primarily due to an increase of $20.4 million of net income, adjusted for non-cash items, during 2019 compared to 2018 due to the impact of the ModSpace acquisition on revenue and gross profit, which is reflected in the first quarter of 2019, but is not included in 2018. The increase in net income, adjusted for non-cash items, was partially offset by a decrease of $9.9 million in the net movements of the operating assets and liabilities. The decrease related to the operating assets and liabilities was attributable to an increase in accounts receivable and an increase in cash interest payments in the first quarter of 2019, partially offset by an increase in accounts payable and accrued liabilities.
Cash flows from investing activities
Cash used in investing activities for the three months ended March 31, 2019 was $41.8 million as compared to $48.4 million for the three months ended March 31, 2018, a decrease of $6.6 million. The decrease in cash used in investing activities was principally the result of the acquisition of Tyson for cash consideration of $24.0 million during the first quarter of 2018, with no acquisitions made during the first quarter of 2019. An increase of $3.5 million in proceeds from the sale of rental equipment due to increased sales volume as a result of the acquisition of ModSpace, also contributed to the decrease in cash used in investing activities. The overall decrease in cash used in investing activities was partially offset by an increase in rental equipment expenditures of $19.8 million, driven primarily by increased spend for refurbishments of existing fleet and VAPS to drive revenue growth, and for maintenance of a larger fleet following our recent acquisitions.
Cash flows from financing activities
Cash provided by financing activities for the three months ended March 31, 2019 was $30.3 million as compared to $37.3 million for the three months ended March 31, 2018, a decrease of $7.0 million. The decrease is primarily driven by $6.2 million of decreased borrowings, net of repayments, on the Company's ABL Facility. We borrowed $24.0 million on the ABL Facility to purchase Tyson in the first quarter of 2018, and did not have any acquisitions in 2019. This decrease in borrowings to fund acquisitions was partially offset by increased borrowings for operations, capital expenditures related to refurbishments of existing fleet and VAPS, and integration and restructuring activities.
Free Cash Flow
Free Cash Flow is a non-GAAP measure. Free Cash Flow is defined as net cash provided by operating activities, less purchases of, and proceeds from, rental equipment and property, plant and equipment, which are all included in cash flows from investing activities. Management believes that the presentation of Free Cash Flow provides useful information to investors regarding our results of operations because it provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. The following table provides a reconciliation of Net cash provided by operating activities to Free Cash Flow.

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$15,256	$4,782
Purchase of rental equipment and refurbishments	(51,873)	(32,084)
Proceeds from sale of rental equipment	11,601	8,128
Purchase of property, plant and equipment	(1,629)	(1,000)
Proceeds from the sale of property, plant and equipment	87	523
Free Cash Flow	$(26,558)	$(19,651)
Free Cash Flow for the three months ended March 31, 2019 was an outflow of $26.6 million as compared to an outflow of $19.7 million for the three months ended March 31, 2018, a decrease in Free Cash Flow of $6.9 million. Despite increases in Adjusted EBITDA of $49.0 million for the three months ended March 31, 2018, Free Cash Flow decreased year over year principally as the result of an increase in integration and restructuring costs incurred of $12.8 million primarily related to the ModSpace integration, increased interest paid during the period of $29.8 million due to the timing of interest payments on the 2023 Secured Notes and the Unsecured Notes which were not in place during the three months ended March 31, 2018, and increased Net CAPEX of $16.9 million as a result of the increased fleet size and our investment in refurbishments of rental equipment and VAPS.

Contractual Obligations
Other than changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2018 Form 10-K as updated in our Form 10-Q for the three months March 31, 2019.

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
The US Securities and Exchange Commission (the “SEC”) suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. For a complete discussion of our significant critical accounting policies, see the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Other than adoption of recent accounting standards as discussed in Note 1 to the notes to our unaudited condensed consolidated financial statements, there were no significant changes to our critical accounting policies during the three months ended March 31, 2019.

Recently Issued Accounting Standards
Refer to Part I, Item 1, Note 1 of the notes to our financial statements included in this Form 10-Q for our assessment of recently issued and adopted accounting standards.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:
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
•our subsidiaries’ ability to take certain actions, or to permit us to take certain actions, under the agreements governing their indebtedness; and
•other factors detailed under the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $910.5 million in outstanding principal under the ABL Facility at March 31, 2019.
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
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $1.2 million.
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
In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions and rental equipment purchases denominated in currencies other than the functional currency of the purchasing entity. These exposures are included in currency (gains) losses, net, on the condensed consolidated statements of operations.
To date, we have not entered into any hedging arrangements with respect to foreign currency risk.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Controls
As discussed in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q, the Company completed the acquisition of ModSpace in August 2018. During the first quarter of 2019, we transitioned all the business processes of ModSpace onto our existing platforms.
Other than the items discussed above, there were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2019, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. Legal Proceedings
As of March 31, 2019, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 1A. Risk Factors
Trade policies and changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may have a material adverse impact on our business, results of operations, and outlook.
Tariffs and/or other developments with respect to trade policies, trade agreements, and government regulations could have a material adverse impact on the Company's business, financial condition and results of operations. For example, the United States government has imposed tariffs on steel, aluminum and lumber imports from certain countries, which could result in increased costs to the Company for these materials. Without limitation, (i) tariffs currently in place and (ii) the imposition by the federal government of new tariffs on imports to the United States could materially increase (a) the cost of our products that we are offering for sale or lease, (b) the cost of certain products that we source from foreign manufacturers, and (c) the cost of certain raw materials or products that we utilize. We may not be able to pass such increased costs on to our customers, and we may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. Although we actively monitor our procurement policies and practices to avoid undue reliance on foreign-sourced goods subject to tariffs, when practicable, such developments could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities
None.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1		Form of Performance-Based RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 22, 2019)
10.2		Amended Employment Letter with Sally Shanks dated March 18, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 21, 2019)
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith
**Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	May 3, 2019		Timothy D. Boswell
Chief Financial Officer (Principal Financial Officer)