Form 10-Q
period 2019-08-02
WillScot Corp
filed 2019-08-02
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(410) 931-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	WSC	The Nasdaq Capital Market
Warrants to purchase Class A common stock(1)	WSCWW	OTC Markets Group Inc.
Warrants to purchase Class A common stock(2)	WSCTW	OTC Markets Group Inc.
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Class A common stock, par value $0.0001 per share, outstanding: 108,699,126 shares at July 25, 2019.
Shares of Class B common stock, par value $0.0001 per share, outstanding: 8,024,419 shares at July 25, 2019.

WILLSCOT CORPORATION
Quarterly Report on Form 10-Q

PART I
ITEM 1. Financial Statements
WillScot Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2019 (unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$5,490	$8,958
Trade receivables, net of allowances for doubtful accounts at June 30, 2019 and December 31, 2018 of $13,125 and $9,340, respectively	242,730	206,502
Inventories	15,215	16,218
Prepaid expenses and other current assets	22,678	21,828
Assets held for sale	12,906	2,841
Total current assets	299,019	256,347
Rental equipment, net	1,953,857	1,929,290
Property, plant and equipment, net	164,759	183,750
Goodwill	245,828	247,017
Intangible assets, net	128,456	131,801
Other non-current assets	4,357	4,280
Total long-term assets	2,497,257	2,496,138
Total assets	$2,796,276	$2,752,485
Liabilities and equity
Accounts payable	$96,031	$90,353
Accrued liabilities	90,612	84,696
Accrued interest	16,145	20,237
Deferred revenue and customer deposits	83,081	71,778
Current portion of long-term debt	2,026	1,959
Total current liabilities	287,895	269,023
Long-term debt	1,709,523	1,674,540
Deferred tax liabilities	66,594	67,384
Deferred revenue and customer deposits	10,210	7,723
Other non-current liabilities	37,584	31,618
Long-term liabilities	1,823,911	1,781,265
Total liabilities	2,111,806	2,050,288
Commitments and contingencies (see Note 15)
Class A common stock: $0.0001 par, 400,000,000 shares authorized at June 30, 2019 and December 31, 2018; 108,699,126 and 108,508,997 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11	11
Class B common stock: $0.0001 par, 100,000,000 shares authorized at June 30, 2019 and December 31, 2018; 8,024,419 shares issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Additional paid-in-capital	2,392,085	2,389,548
Accumulated other comprehensive loss	(65,910)	(68,026)
Accumulated deficit	(1,704,188)	(1,683,319)
Total shareholders' equity	621,999	638,215
Non-controlling interest	62,471	63,982
Total equity	684,470	702,197
Total liabilities and equity	$2,796,276	$2,752,485
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenues:
Leasing and services revenue:
Modular leasing	$187,509	$101,249	$365,731	$198,511
Modular delivery and installation	56,479	31,413	106,760	57,663
Sales revenue:
New units	11,624	5,236	26,528	12,664
Rental units	10,513	2,435	22,114	6,246
Total revenues	266,125	140,333	521,133	275,084
Costs:
Costs of leasing and services:
Modular leasing	55,073	27,129	102,308	54,291
Modular delivery and installation	48,468	30,127	91,811	55,648
Costs of sales:
New units	7,999	3,704	18,877	8,691
Rental units	6,721	1,263	14,516	3,578
Depreciation of rental equipment	43,968	23,470	85,071	47,315
Gross profit	103,896	54,640	208,550	105,561
Expenses:
Selling, general and administrative	71,623	47,734	145,108	92,948
Other depreciation and amortization	3,167	1,570	6,171	4,006
Impairment losses on long-lived assets	2,786	—	5,076	—
Restructuring costs	1,150	449	7,103	1,077
Currency (gains) losses, net	(354)	572	(670)	1,596
Other income, net	(1,289)	(1,574)	(2,240)	(4,419)
Operating income	26,813	5,889	48,002	10,353
Interest expense	32,524	12,155	64,496	23,874
Loss on extinguishment of debt	7,244	—	7,244	—
Loss from operations before income tax	(12,955)	(6,266)	(23,738)	(13,521)
Income tax benefit	(1,180)	(6,645)	(802)	(7,065)
Net (loss) income	(11,775)	379	(22,936)	(6,456)
Net (loss) income attributable to non-controlling interest, net of tax	(862)	143	(1,722)	(505)
Net (loss) income attributable to WillScot	$(10,913)	$236	$(21,214)	$(5,951)

Net (loss) income per share attributable to WillScot
Basic	$(0.10)	$0.00	$(0.20)	$(0.08)
Diluted	$(0.10)	$0.00	$(0.20)	$(0.08)

Weighted average shares
Basic	108,693,924	78,432,274	108,609,068	77,814,456
Diluted	108,693,924	82,180,086	108,609,068	77,814,456
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net (loss) income	$(11,775)	$379	$(22,936)	$(6,456)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense (benefit) of $0, $(93), $0 and $(241) for the three and six months ended June 30, 2019 and 2018, respectively	4,300	(2,619)	8,415	(2,380)
Net loss on derivatives, net of income tax benefit of $1,190, $0, $1,863 and $0 for the three and six months ended June 30, 2019 and 2018, respectively	(3,887)	—	(6,088)	—
Comprehensive loss	(11,362)	(2,240)	(20,609)	(8,836)
Comprehensive loss attributable to non-controlling interest	(817)	(150)	(1,511)	(774)
Total comprehensive loss attributable to WillScot	$(10,545)	$(2,090)	$(19,098)	$(8,062)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)

Six Months Ended June 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2018	108,509	$11	8,024	$1	$2,389,548	$(68,026)	$(1,683,319)	$638,215	$63,982	$702,197
Net loss	—	—	—	—	—	—	(10,301)	(10,301)	(860)	(11,161)
Other comprehensive income	—	—	—	—	—	1,748	—	1,748	166	1,914
Adoption of ASC 606	—	—	—	—	—	—	345	345	—	345
Stock-based compensation	184	—	—	—	636	—	—	636	—	636
Balance at March 31, 2019	108,693	11	8,024	1	2,390,184	(66,278)	(1,693,275)	630,643	63,288	693,931
Net loss	—	—	—	—	—	—	(10,913)	(10,913)	(862)	(11,775)
Other comprehensive income	—	—	—	—	—	368	—	368	45	413
Stock-based compensation	6	—	—	—	1,901	—	—	1,901	—	1,901
Balance at June 30, 2019	108,699	$11	8,024	$1	$2,392,085	$(65,910)	$(1,704,188)	$621,999	$62,471	$684,470

Six Months Ended June 30, 2018
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2017	84,645	$8	8,024	$1	$2,121,926	$(49,497)	$(1,636,819)	$435,619	$48,931	$484,550
Net loss	—	—	—	—	—	—	(6,187)	(6,187)	(648)	(6,835)
Other comprehensive income	—	—	—	—	—	239	—	239	24	263
Adoption of ASU 2018-02	—	—	—	—	—	(2,540)	2,540	—	—	—
Stock-based compensation	—	—	—	—	121	—	—	121	—	121
Balance at March 31, 2018	84,645	8	8,024	1	2,122,047	(51,798)	(1,640,466)	429,792	48,307	478,099
Net loss	—	—	—	—	—	—	236	236	143	379
Other comprehensive loss	—	—	—	—	—	(2,619)	—	(2,619)	(293)	(2,912)
Stock-based compensation	—	—	—	—	1,054	—	—	1,054	—	1,054
Balance at June 30, 2018	84,645	$8	8,024	$1	$2,123,101	$(54,417)	$(1,640,230)	$428,463	$48,157	$476,620

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Operating activities:
Net loss	$(22,936)	$(6,456)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,477	51,941
Provision for doubtful accounts	6,297	2,282
Impairment losses on long-lived assets	5,076	—
Gain on sale of rental equipment and other property, plant and equipment	(5,359)	(7,429)
Amortization of debt discounts and debt issuance costs	5,767	2,522
Loss on extinguishment of debt	7,244	—
Stock-based compensation expense	3,191	1,175
Deferred income tax benefit	(1,190)	(7,066)
Unrealized currency (gains) losses	(624)	1,378
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(44,184)	(11,624)
Inventories	1,039	442
Prepaid and other assets	(720)	(282)
Accrued interest	(4,092)	(909)
Accounts payable and other accrued liabilities	4,369	(11,841)
Deferred revenue and customer deposits	13,699	4,667
Net cash provided by operating activities	60,054	18,800
Investing activities:
Acquisition of a business	—	(24,006)
Proceeds from sale of rental equipment	23,083	12,033
Purchase of rental equipment and refurbishments	(113,088)	(64,763)
Proceeds from the sale of property, plant and equipment	8,891	681
Purchase of property, plant and equipment	(3,899)	(1,616)
Net cash used in investing activities	(85,013)	(77,671)
Financing activities:
Receipts from borrowings	461,203	61,792
Payment of financing costs	(2,686)	—
Repayment of borrowings	(430,199)	(3,770)
Principal payments on capital lease obligations	(61)	(59)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(654)	—
Payment of make-whole premium on Unsecured Notes redemption	(6,252)	—
Net cash provided by financing activities	21,351	57,963
Effect of exchange rate changes on cash and cash equivalents	140	(96)
Net change in cash and cash equivalents	(3,468)	(1,004)
Cash and cash equivalents at the beginning of the period	8,958	9,185
Cash and cash equivalents at the end of the period	$5,490	$8,181

Supplemental cash flow information:
Interest paid	$65,023	$22,004
Income taxes paid, net	$355	$1,000
Capital expenditures accrued or payable	$24,348	$16,828

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Corporation (“WillScot” and, together with its subsidiaries, the “Company”) is a leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. The Company leases, sells, delivers and installs mobile offices, modular buildings and storage products through an integrated network of branch locations that spans North America.
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
WillScot was incorporated as a Cayman Islands exempt company under the name Double Eagle Acquisition Corporation ("Double Eagle") on June 26, 2015. Prior to November 29, 2017, Double Eagle was a Nasdaq-listed special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. On November 29, 2017 Double Eagle indirectly acquired Williams Scotsman International, Inc. (“WSII”) from Algeco Scotsman Global S.à r.l. (together with its subsidiaries, the “Algeco Group”), which is majority owned by an investment fund managed by TDR Capital. As part of the transaction (the “Business Combination”), Double Eagle domesticated to Delaware and changed its name to WillScot Corporation.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the US (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, the results of operations and cash flows for the interim periods presented.
The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in WillScot's Annual Report on Form 10-K for the year ended December 31, 2018.
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
Recently Issued and Adopted Accounting Standards
The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act provided to EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until it is required to comply with such standards. WillScot will be deemed to be a large accelerated filer as of December 31, 2019.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which prescribes that financial assets (or a group of financial assets) should be measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to these financial assets should be recorded through an allowance for credit losses. The new standard is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company continues to evaluate the impacts of adopting the standard on the financial statements and will adopt the standard within the required adoption period.
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
The Company plans to take advantage of the transition package of practical expedients permitted within ASC 842 which allows the Company not to reassess (i) whether any expired or existing lease contracts are or contain leases, (ii) the historical lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company is in the process of assessing the potential impact this guidance may have on its financial results, including which of its existing lease arrangements will be impacted by the new guidance and whether other arrangements that are not currently classified as leases may become subject to the guidance. Additionally, the Company is finalizing the implementation of a lease management system to assist in the accounting and is implementing additional changes to its processes and internal controls to ensure the new reporting and disclosure requirements are met upon adoption.
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
In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement Topic 820 ("ASU 2018-13"). This guidance modifies the disclosure requirements for fair value measurements by removing the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels of the fair value hierarchy, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds requirements to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, as well as requires the range and weighted average of significant unobservable inputs used in developing Level 3 fair value measurements. The guidance is effective for the Company for annual reporting periods and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted for all entities. The Company elected to adopt this guidance on a retrospective basis with no material impact to the financial statements as of June 30, 2019.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other - Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). This guidance clarifies the accounting for implementation costs of a hosting arrangement that is a service contract, to align the requirements for capitalizing implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, for all entities. The Company elected to adopt this guidance on a prospective basis with no material impact to the financial statements as of June 30, 2019.

NOTE 2 - Acquisitions and Assets Held for Sale
ModSpace Acquisition
On August 15, 2018, the Company acquired Modular Space Holdings, Inc. ("ModSpace"), a privately-owned national provider of office trailers, portable storage units and modular buildings (the "Business Combination"). The acquisition was consummated by merging a special purpose subsidiary of the Company with and into ModSpace, with ModSpace surviving the merger as a subsidiary of WSII.
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
The acquisition was funded by the net proceeds of WillScot's issuance of 9,200,000 shares of Class A common stock, the net proceeds of WSII’s issuance of $300.0 million in senior secured notes and $200.0 million in senior unsecured notes (see Note 8), and borrowings under the ABL Facility (see Note 8).
As of the date of acquisition, August 15, 2018, the fair market values of the Stock Consideration and 2018 Warrants were $14.83 per share and $5.23 per warrant, respectively, with the warrant values determined using a Black-Scholes valuation model. The fair market value of the Class A shares was determined utilizing the $15.78 per share closing price of the Company's shares on August 15, 2018, discounted by 6.0%, to reflect a lack of marketability based on the lock-up restrictions contemplated by the merger agreement.

The estimated fair values of the Stock Consideration and 2018 Warrants are Level 3 fair value measurements. The fair value of each share and warrant was estimated using the Black-Scholes model with the following assumptions: expected dividend yield, expected stock price volatility, weighted average risk-free interest rate, the average expected term of the lock up period on the shares, and the weighted average expected term of the warrants. The volatility assumption used in the Black-Scholes model is derived from the historical daily change in the market price of the Company's common stock, as well as the historical daily changes in the market price of its peer group, based on weighting, as determined by the Company, and over a time period equivalent to the lock-up restriction (for the shares) and the warrant term. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares. The following table summarizes the key inputs utilized to determine the fair value of the Stock Consideration and 2018 Warrants included within the purchase price of ModSpace.

	Stock Consideration fair value inputs	2018 Warrants fair value inputs
Expected volatility	28.6%	35.0%
Risk-free rate of interest	2.2%	2.7%
Dividend yield	—%	—%
Expected life (years)	0.5	4.3
Opening Balance Sheet
The purchase price of ModSpace was assigned to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition, August 15, 2018. The Company estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, contributory asset charges, and estimates made by management. The final assignment of the fair value of the ModSpace acquisition, including the final assignment of goodwill to the Company's reporting units was not complete as of June 30, 2019, but will be finalized within the allowable one year measurement period. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, August 15, 2018 and the adjustments made to these balances during the six months ended June 30, 2019.

(in thousands)	Balance at December 31, 2018	Adjustments	Balance at June 30, 2019
Trade receivables, net (a)	$81,320	$(2,296)	$79,024
Prepaid expenses and other current assets	17,342	305	17,647
Inventories	4,757	—	4,757
Rental equipment	853,986	(321)	853,665
Property, plant and equipment	110,413	4,388	114,801
Intangible assets:
Favorable leases (b)	3,976	—	3,976
Trade name (b)	3,000	—	3,000
Deferred tax assets, net	1,855	—	1,855
Total identifiable assets acquired	$1,076,649	$2,076	$1,078,725

Accrued liabilities	$31,551	$(793)	$30,758
Accounts payable	37,678	323	38,001
Deferred revenue and customer deposits	15,938	—	15,938
Total liabilities assumed	$85,167	$(470)	$84,697

Total goodwill (c)	$215,764	$(2,547)	$213,217
(a) The fair value of accounts receivable was $79.0 million and the gross contractual amount was $86.5 million. The Company estimated that $7.5 million is uncollectible.
(b) The trade name has an estimated useful life of 3 years. The favorable lease assets have an estimated useful life equivalent to the term of the lease.
(c) The goodwill is reflective of ModSpace’s going concern value and operational synergies that the Company expects to achieve that would not be available to other market participants. The goodwill represented on the balance sheet is not deductible for income tax purposes. The goodwill is assigned to the Modular – US and Modular – Other North America segments, defined in Note 16, in the amounts of $178.3 million and $34.9 million, respectively.

Pro Forma Information
The pro forma information below has been prepared using the purchase method of accounting, giving effect to the ModSpace acquisition as if it had been completed on January 1, 2018. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and also does not reflect additional revenue opportunities following the acquisition. The tables below present unaudited pro forma consolidated statements of operations information as if ModSpace had been included in the Company’s consolidated results for the six months ended June 30, 2018:

(in thousands)	Six Months Ended June 30, 2018
WillScot revenues	$275,084
ModSpace revenues	230,917
Pro forma revenues	$506,001

WillScot pre-tax loss	$(13,521)
ModSpace pre-tax income	4,004
Pre-tax loss before pro forma adjustments	(9,517)
Pro forma adjustments to combined pre-tax loss:
Impact of fair value mark-ups/useful life changes on depreciation (a)	(6,579)
Intangible asset amortization (b)	(500)
Interest expense (c)	(32,871)
Elimination of ModSpace interest (d)	15,933
Pro forma pre-tax loss (e)	(33,534)
Income tax benefit (f)	(17,522)
Pro forma net loss	$(16,012)
(a) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the ModSpace acquisition. The useful lives assigned did not change significantly from the useful lives used by ModSpace.
(b) Amortization of the trade name acquired in ModSpace acquisition.
(c) In connection with the ModSpace acquisition, the Company drew an incremental $419.0 million on the ABL Facility, as defined in Note 8, and issued $300.0 million of secured notes and $200.0 million of unsecured notes. The weighted average interest rate for the aforementioned borrowings was 6.54%. Interest expense includes amortization of related deferred financing fees on debt incurred in conjunction with ModSpace acquisition.
(d) Interest on ModSpace historical debt was eliminated.
(e) Pro forma pre-tax loss includes $1.1 million of restructuring expense and $7.4 million of integration costs incurred by WillScot for the six months ended June 30, 2018.
(f) The pro forma tax rate applied to the ModSpace pre-tax loss is the same as the WillScot effective rate for the period.
Transaction and Integration Costs
The Company incurred $8.2 million and $18.4 million in integration costs within selling, general and administrative ("SG&A") expenses for the three and six months ended June 30, 2019, respectively, related to the ModSpace acquisition. The Company incurred $4.8 million and $7.4 million in integration costs for the three and six months ended June 30, 2018, respectively, related to the acquisitions of Acton Mobile Holdings LLC (“Acton”) and Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”)).
The Company incurred no transaction costs for the three and six months ended June 30, 2019. The Company incurred $4.1 million in transaction costs for both the three and six months ended June 30, 2018.
Assets Held for Sale
In connection with the integration of ModSpace, during the six months ended June 30, 2019, the Company reclassified eight legacy ModSpace branch facilities, from property, plant and equipment to held for sale, in addition to the three held for sale properties that were recognized at December 31, 2018. During the six months ended June 30, 2019, an impairment of $2.6 million was recorded related to these properties and two of these properties were sold for net cash proceeds of $8.6 million with no material gain or loss.
The fair value of the assets held for sale was determined using valuations from third party brokers, which were based on current sales prices for comparable assets in the market, a Level 2 measurement.

NOTE 3 - Revenue
Adoption of ASU 2014-09
On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") as well as subsequent updates using the modified retrospective method applied to those contracts that were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under the guidance required by ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605, Revenue Recognition ("ASC 605"). The implementation of ASC 606 did not have a material impact on the Company’s financial results for the period ending June 30, 2019.
Revenue Recognition Policy
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
Modular Leasing and Services Revenue
The majority of revenue (69% for both the three and six months ended June 30, 2019, and 70% for both the three and six months ending June 30, 2018) is generated by rental income subject to the guidance of ASC 840. The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606 or ASC 605 for 2019 and 2018, respectively.
Leasing Revenue (ASC 840)
Income from operating leases is recognized on a straight-line basis over the lease term. The Company's lease arrangements typically include multiple lease and non-lease components. Examples of lease components include, but are not limited to, the lease of modular space or portable storage units, and examples of non-lease components include, but are not limited to, the delivery, installation, maintenance, and removal services commonly provided in a bundled transaction with the lease components. Arrangement consideration is allocated between lease deliverables and non-lease components based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables is based upon the estimated stand-alone selling price of the related performance obligations using an adjusted market approach.
When leases and services are billed in advance, recognition of revenue is deferred until services are rendered. If equipment is returned prior to the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date is recognized as incremental revenue upon return.
Rental equipment is leased primarily under operating leases and, from time to time, under sales-type lease arrangements. Operating lease minimum contractual terms generally range from 1 month to 60 months and averaged approximately 10 months across the Company's rental fleet for the six months ended June 30, 2019.
Services Revenue (ASC 606)
The Company generally has three non-lease service-related performance obligations in its contracts with customers:
•Delivery and installation of the modular or portable storage unit;
•Maintenance and other ad hoc services performed during the lease term; and
•Removal services that occur at the end of the lease term.
Consideration is allocated to each of these performance obligations within the contract based upon their estimated relative standalone selling prices using the estimated cost plus margin approach. Revenue from these activities is recognized as the services are performed.
Sales Revenue (ASC 606)
Sales revenue is generated by the sale of new and used units. Revenue from the sale of new and used units is generally recognized at a point in time upon the transfer of control to the customer, which occurs when the unit is delivered and installed in accordance with the contract. Sales transactions constitute a single performance obligation.
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
US	$240,447	$127,983	473,214	$251,103
Canada	21,456	8,678	39,673	16,845
Mexico	4,222	3,672	8,246	7,136
Total revenues	$266,125	$140,333	521,133	$275,084

Major Product and Service Lines
Rental equipment leasing is the Company’s core business, which significantly impacts the nature, timing, and uncertainty of the Company’s revenue and cash flows. This includes rental of both modular space and portable storage units along with value added products and services ("VAPS"), which include furniture, steps, ramps, basic appliances, internet connectivity devices, and other items used by customers in connection with the Company's products. Rental equipment leasing is complemented by new product sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services, and removal services at the end of lease transactions.
The Company’s revenue by major product and service line for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands)	Total	Total	Total	Total
Modular space leasing revenue	$129,473	$69,616	$253,025	$136,860
Portable storage leasing revenue	6,022	4,835	12,262	9,767
VAPS (a)	39,669	20,560	77,061	40,009
Other leasing-related revenue (b)	12,345	6,238	23,383	11,875
Modular leasing revenue	187,509	101,249	365,731	198,511
Modular delivery and installation revenue	56,479	31,413	106,760	57,663
Total leasing and services revenue	243,988	132,662	472,491	256,174
Sale of new units	11,624	5,236	26,528	12,664
Sale of rental units	10,513	2,435	22,114	6,246
Total revenues	$266,125	$140,333	$521,133	$275,084
(a) Includes $4.1 million and $2.6 million of VAPS service revenue for the three months ended June 2019 and 2018, respectively, and $7.9 million and $4.9 million of VAPS service revenue for the six months ended June 30, 2019 and 2018, respectively.
(b) Primarily damage billings, delinquent payment charges, and other processing fees.
Receivables, Contract Assets and Liabilities
As reflected above, approximately 69% of the Company's rental revenue is accounted for under ASC 840 for both the three and six months ended June 30, 2019. The customers that are responsible for the remaining revenue that is accounted for under ASC 606 (and ASC 605 prior to 2019) are generally the same customers that rent the Company's equipment. The Company manages credit risk associated with its accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both ASC 606 and ASC 840, the discussions below on credit risk and the Company's allowance for doubtful accounts address the Company's total revenues.
Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end user markets. The Company's top five customers with the largest open receivables balances represented 2.6% of the total receivables balance as of June 30, 2019. The Company manages credit risk through credit approvals, credit limits, and other monitoring procedures.
The Company's allowance for doubtful accounts reflects its estimate of the amount of receivables that it will be unable to collect based on specific customer risk and historical write-off experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowance. During the three and six months ended June 30, 2019, the Company recognized bad debt expenses of $3.4 million and $6.3 million, respectively, within SG&A in its condensed consolidated statements of income, which included amounts written-off and changes in its allowances for doubtful accounts. During the three and six months ended June 30, 2018, the Company recognized bad debt expenses of $0.7 million and $2.3 million, respectively.
When customers are billed in advance, the Company defers recognition of revenue and reflects unearned revenue at the end of the period. As of January 1, 2019, the Company had approximately $32.1 million of deferred revenue that relates to removal services for lease transactions and advance billings for sale transactions, which are within the scope of ASC 606. As of June 30, 2019, the Company had approximately $44.9 million of deferred revenue relating to these services. These items are included in deferred revenue and customer deposits in the condensed consolidated balance sheets. During the six months ended June 30, 2019, $7.2 million of previously deferred revenue relating to removal services for lease transactions and advance billings for sale transactions was recognized as revenue.
The Company does not have material contract assets and it did not recognize any material impairments of any contract assets.
The Company's uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future services revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is variable based on the costs ultimately incurred to provide those services and therefore the Company is applying the optional exemption to omit disclosure of such amounts.
The primary costs to obtain contracts with the Company's customers are commissions. The Company pays its sales force commissions on the sale of new and rental units. For new and rental unit sales, the period benefited by each commission is less than one year. As a result, the Company has applied the practical expedient for incremental costs of obtaining a sales contract and will expense commissions as incurred.
Other Matters
The Company's ASC 606 revenues do not include material amounts of variable consideration, other than the variability noted for services arrangements expected to be performed beyond a twelve month period.
The Company's payment terms vary by the type and location of its customer and the product or services offered. The time between invoicing and when payment is due is not significant. While the Company may bill certain customers in advance, its contracts do not contain a significant financing component based on the short length of time between upfront billings and the performance of contracted services. For certain products, services, or customer types, the Company requires payment before the products or services are delivered to the customer.
Revenue is recognized net of taxes collected from customers, which are subsequently remitted to governmental authorities.
The most significant estimates and judgments relating to ASC 606 revenues involve the estimation of relative stand-alone selling prices for the purpose of allocating consideration to the performance obligations in the Company's lease transactions.

NOTE 4 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials and consumables	$15,215	$16,022
Work in process	—	196
Total inventories	$15,215	$16,218

NOTE 5 - Rental Equipment, net
Rental equipment, net, at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Modular units and portable storage	$2,410,291	$2,333,776
Value added products	107,940	90,526
Total rental equipment	2,518,231	2,424,302
Less: accumulated depreciation	(564,374)	(495,012)
Rental equipment, net	$1,953,857	$1,929,290
During the three and six months ended June 30, 2018, the Company received $1.8 million and $9.3 million, respectively, in insurance proceeds related to assets damaged during Hurricane Harvey. The insurance proceeds exceeded the book value of damaged assets, and the Company recorded gains of $1.8 million and $4.8 million which are reflected in other income, net, on the condensed consolidated statements of operations for three and six months ended June 30, 2018, respectively. The Company received an additional $1.1 million in insurance proceeds during the three months ended June 30, 2019, which represented the final settlement related to the Hurricane Harvey insurance claim. As the claim was closed during the three months ended June 30, 2019, the Company recognized a final gain of $1.9 million in other income, net.

NOTE 6 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular – US	Modular – Other North America	Total
Balance at January 1, 2018	$28,609	$—	$28,609
Acquisition of a business	183,711	35,128	218,839
Changes to preliminary purchase price accounting	944	—	944
Foreign currency translation	—	(1,375)	(1,375)
Balance at December 31, 2018	213,264	33,753	247,017
Changes to preliminary purchase price accounting	(2,306)	(241)	(2,547)
Foreign currency translation	—	1,358	1,358
Balance at June 30, 2019	$210,958	$34,870	$245,828
As described in Note 2, the Company acquired ModSpace in August 2018. A preliminary valuation of the acquired net assets of ModSpace, as adjusted, resulted in the recognition of $178.3 million and $34.9 million of goodwill in the Modular - US segment and Modular - Other North America segments, as defined in Note 16. The Company expects to finalize the valuation of the acquired net assets of ModSpace within the one year measurement period from the date of acquisition.
Impairment Indicator Analysis
The Company had no goodwill impairment during the six months ended June 30, 2019. There were no indicators of impairment as of June 30, 2019. There were indicators of impairment as of December 31, 2018, as detailed below.
In December 2018, there was a significant decline in the debt and equity capital markets, including the Company’s stock price, which constituted an indicator of potential impairment in management's judgment. As a result, the Company performed an interim goodwill impairment test as of December 31, 2018. The interim impairment analysis determined that there was no impairment of goodwill for either the US or Canadian reporting units as of December 31, 2018. As of December 31, 2018, the US reporting unit continued to have a fair value in excess of carrying value of over 100%. The Canadian reporting unit was determined to have a fair value in excess of carrying value of less than 1% as of December 31, 2018.
The fair value of the reporting units at December 31, 2018 was determined based on the income approach, which requires management to make certain estimates and judgments for estimates of economic and market information in the discounted cash flow analyses.
There are inherent uncertainties and judgments involved when determining the fair value of the reporting units because the success of the reporting unit depends on the achievement of key assumptions developed by management including, but not limited to (i) achieving revenue growth through pricing, increased units on rent, increased penetration of value-added products and services, and other commercial strategies, (ii) efficient management of the Company's operations and the Company's fleet through maintenance and capital investment, and (iii) achieving margin expectations, including integration synergies with acquired companies.
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

NOTE 7 - Intangibles
Intangible assets at the respective balance sheet dates consisted of the following:

	June 30, 2019
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Favorable lease rights	3.4	$1,738	$(407)	$1,331
ModSpace trade name	2.2	3,000	(875)	2,125
Total intangible assets subject to amortization		4,738	(1,282)	3,456

Indefinite-lived intangible assets:
Trade name		125,000	—	125,000
Total intangible assets other than goodwill		$129,738	$(1,282)	$128,456

	December 31, 2018
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Favorable lease rights	6.7	$4,523	$(347)	$4,176
ModSpace trade name	2.7	3,000	(375)	2,625
Total intangible assets subject to amortization		7,523	(722)	6,801

Indefinite-lived intangible assets:
Trade name		125,000	—	125,000
Total intangible assets other than goodwill		$132,523	$(722)	$131,801
The Company preliminarily assigned $3.0 million and $4.0 million to definite-lived intangible assets, related to the ModSpace trade name and favorable lease rights, respectively. The Company allocated $3.9 million and $0.1 million of the favorable lease rights to the Modular - US segment and Modular - Other North America segments, as defined in Note 16, respectively. The ModSpace trade name has an estimated useful life of three years and the favorable lease assets are amortized over the life of the leases. The Company expects the intangibles to be non-deductible for income tax purposes.
The aggregate amortization expense for intangible assets subject to amortization was $0.3 million and $0.8 million for the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2019, $0.3 million was recorded in other depreciation and amortization expense. For the six months ended June 30, 2019, $0.5 million was recorded in other depreciation and amortization expense and $0.3 million related to the favorable lease rights was recorded in SG&A, respectively. The aggregate amortization expense for intangible assets subject to amortization was $0.2 million and $0.4 million for the three and six months ended June 30, 2018, which was recorded in other depreciation and amortization expense.
The Company recognized an impairment charge of $2.4 million in impairment losses on long-lived assets during the three months ended June 30, 2019 as a result of the closure of a branch location with a favorable lease asset which was acquired in the ModSpace acquisition.

NOTE 8 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	June 30, 2019	December 31, 2018
2022 Secured Notes	7.875%	2022	$293,097	$292,258
2023 Secured Notes	6.875%	2023	481,864	293,918
Unsecured Notes	10.000%	2023	—	198,931
US ABL Facility	Varies	2022	898,081	853,409
Canadian ABL Facility (a)	Varies	2022	—	—
Capital lease and other financing obligations			38,507	37,983
Total debt			1,711,549	1,676,499
Less: current portion of long-term debt			(2,026)	(1,959)
Total long-term debt			$1,709,523	$1,674,540
(a) As of June 30, 2019, the Company had $1.0 million outstanding principal borrowings remaining on the Canadian ABL Facility and $2.5 million of related debt issuance costs. $1.0 million of the related debt issuance costs are recorded as a direct offset against the principal of the Canadian ABL Facility and the remaining $1.5 million, in excess of principal, has been included in other non-current assets on the condensed consolidated balance sheet. As of December 31, 2018, the Company had $0.9 million of outstanding principal borrowings on the Canadian ABL Facility and $2.9 million of related debt issuance costs. $0.9 million of the related debt issuance costs are recorded as a direct offset against the principal of the Canadian ABL Facility and the remaining $2.0 million, in excess of principal, has been included in other non-current assets on the condensed consolidated balance sheet.
The Company is subject to various covenants and restrictions for the ABL Facility, the 2022 Secured Notes and the 2023 Secured Notes, as defined below. The Company redeemed the Unsecured Notes on June 19, 2019 and has no remaining obligations related to the Unsecured Notes as of June 30, 2019. The Company was in compliance with all covenants related to debt as of June 30, 2019 and December 31, 2018, respectively.
ABL Facility
On November 29, 2017, WS Holdings, WSII and certain of its subsidiaries entered into an ABL credit agreement (the “ABL Facility”), as amended in July and August 2018, that provides a senior secured revolving credit facility that matures on May 29, 2022.
The ABL Facility consists of (i) a $1.285 billion asset-backed revolving credit facility (the “US ABL Facility”) for WSII and certain of its domestic subsidiaries (the “US Borrowers”), (ii) a $140.0 million asset-based revolving credit facility (the “Canadian ABL Facility”) for certain Canadian subsidiaries of WSII (the “Canadian Borrowers,” and together with the US Borrowers, the “Borrowers”), and (iii) an accordion feature that permits the Borrowers to increase the lenders’ commitments in an aggregate amount not to exceed $375.0 million, subject to the satisfaction of customary conditions and lender approval, plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility.
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
At June 30, 2019, the weighted average interest rate for borrowings under the ABL Facility was 4.90%. The weighted average interest rate on the balance outstanding, as adjusted for the effects of the interest rate swap agreements was 5.18%. Refer to Note 14 for a more detailed discussion on interest rate management.
At June 30, 2019, the Borrowers had $486.9 million of available borrowing capacity under the ABL Facility, including $352.5 million under the US ABL Facility and $134.4 million under the Canadian ABL Facility. At December 31, 2018, the Borrowers had $532.6 million of available borrowing capacity under the ABL Facility, including $393.5 million under the US ABL Facility and $139.1 million under the Canadian ABL Facility.
The Company had issued $13.0 million of standby letters of credit under the ABL Facility at June 30, 2019 and December 31, 2018. At June 30, 2019, letters of credit and guarantees carried fees of 2.625%.
The Company had $920.5 million and $879.4 million in outstanding principal under the ABL Facility at June 30, 2019 and December 31, 2018, respectively.
Debt issuance costs and discounts of $22.4 million and $26.0 million are included in the carrying value of the ABL Facility at June 30, 2019 and December 31, 2018, respectively.
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
Unamortized debt issuance costs pertaining to the 2022 Secured Notes was $6.9 million and $7.7 million as of June 30, 2019 and December 31, 2018, respectively.
2023 Senior Secured Notes
On August 6, 2018, a special purpose subsidiary of WSII (the "Issuer") completed a private offering of $300.0 million in aggregate principal amount of its 6.875% senior secured notes due August 15, 2023 (the “Initial 2023 Secured Notes”). The issuer entered into an indenture dated August 6, 2018 with Deutsche Bank Trust Company Americas, as trustee, which governs the terms of the Initial 2023 Secured Notes. In connection with the ModSpace acquisition, the issuer merged with and into WSII and WSII assumed the Initial 2023 Secured Notes. Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
On May 14, 2019, WSII completed a tack-on offering of $190.0 million in aggregate principal amount to the Initial 2023 Secured Notes (the "Tack-on Notes"). The Tack-on Notes were issued as additional securities under an indenture, dated August 6, 2018, by and among the Issuer, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent. The Tack-On Notes and the Initial 2023 Secured Notes are treated as a single class of debt securities under the indenture (the "2023 Secured Notes") and together with the 2022 Secured Notes, the "Senior Secured Notes"). The Tack-On Notes have identical terms to the Initial 2023 Secured Notes, other than with respect to the issue date and issue price. WSII incurred a total of $3.1 million in debt issuance costs in connection with the tack-on offering, which were deferred and will be amortized through the August 15, 2023 maturity date. The Tack-on Notes were issued at a premium of $0.5 million which will be amortized through the August 15, 2023 maturity date. The proceeds of the Tack-On Notes were used to repay a portion of the US ABL Facility.
Unamortized debt issuance costs and discounts, net of premium, pertaining to the 2023 Secured Notes were $8.1 million and $6.1 million as of June 30, 2019 and December 31, 2018, respectively.
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
The Unsecured Notes bore interest at a rate of 10% per annum for the six months ended June 30, 2019. Interest was payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
On June 19, 2019 (the "Redemption Date"), WSII used proceeds from its US ABL Facility to redeem all $200.0 million in aggregate outstanding principal amount of the Unsecured Notes at a redemption price of 102.0%, plus a make-whole premium of 1.126% and any accrued and unpaid interest to, but not including, the Redemption Date. The Company recorded a loss on extinguishment of $7.2 million, which included $6.2 million of make-whole premiums and $1.0 million related to the write-off of unamortized deferred financing fees.
Unamortized debt issuance costs and discounts pertaining to the Unsecured Notes were $1.1 million as of December 31, 2018.
Capital Lease and Other Financing Obligations
The Company’s capital lease and financing obligations primarily consisted of $38.5 million and $37.9 million under sale-leaseback transactions and $0.0 million and $0.1 million of capital leases at June 30, 2019 and December 31, 2018, respectively. The Company’s capital lease and financing obligations are presented net of $1.4 million and $1.6 million of debt issuance costs at June 30, 2019 and December 31, 2018, respectively. The Company’s capital leases primarily relate to real estate, equipment and vehicles and have interest rates ranging from 1.2% to 11.9%.

NOTE 9 – Equity
Common Stock and Warrants
Common Stock
In connection with the stock compensation vesting described in Note 13, the Company issued 190,129 shares of common stock during the six months ended June 30, 2019.
Warrants
Double Eagle issued warrants to purchase its common stock as components of units sold in its initial public offering (the “Public Warrants”). Double Eagle also issued warrants to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants,” and together with the Public Warrants, the "2015 Warrants").
At June 30, 2019, 24,367,867 of the 2015 Warrants and 9,999,579 of the 2018 Warrants were outstanding.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCL"), net of tax, for the three and six months ended June 30, 2019 and 2018 were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2018	$(62,608)	$(5,418)	$(68,026)
Total other comprehensive income (loss) prior to reclassifications	4,115	(2,636)	1,479
Reclassifications to the statements of operations	—	435	435
Less other comprehensive (income) loss attributable to non-controlling interest	(364)	198	(166)
Balance at March 31, 2019	(58,857)	(7,421)	(66,278)
Total other comprehensive income (loss) prior to reclassifications	4,300	(4,500)	(200)
Reclassifications to the statements of operations	—	613	613
Less other comprehensive (income) loss attributable to non-controlling interest	(396)	351	(45)
Reclassifications to accumulated deficit	—	—	—
Balance at June 30, 2019	$(54,953)	$(10,957)	$(65,910)

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2017	$(49,497)	$—	$(49,497)
Total other comprehensive income prior to reclassifications	263	—	263
Reclassifications to accumulated deficit(a)	(2,540)	—	(2,540)
Less other comprehensive income attributable to non-controlling interest	(24)	—	(24)
Balance at March 31, 2018	(51,798)	—	(51,798)
Total other comprehensive loss prior to reclassifications	(2,912)	—	(2,912)
Less other comprehensive loss attributable to non-controlling interest	293	—	293
Balance at June 30, 2018	$(54,417)	$—	$(54,417)

(a) In the first quarter of 2018, the Company elected to early adopt ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a discrete reclassification of $2.5 million from accumulated other comprehensive loss to accumulated deficit effective January 1, 2018.
For the three and six months ended June 30, 2019, $0.6 million and $1.2 million was reclassified from AOCL into the condensed consolidated statement of operations within interest expense related to the interest rate swaps discussed in Note

14. The Company recorded a tax benefit of $0.0 million and $0.1 million, for the three and six months ended June 30, 2019, respectively, associated with this reclassification.
Non-Controlling Interest
The changes in the non-controlling interest for the three and six months ended June 30, 2019 and 2018 were as follows:

(in thousands)	2019	2018
Balance at January 1,	$63,982	$48,931
Net loss attributable to non-controlling interest	(860)	(648)
Other comprehensive income	166	24
Balance at March 31,	63,288	$48,307
Net (loss) income attributable to non-controlling interest	(862)	143
Other comprehensive income (loss)	45	(293)
Balance at June 30,	$62,471	$48,157

NOTE 10 – Income Taxes
The Company recorded income tax benefit of $1.2 million and $0.8 million for the three and six months ended June 30, 2019, respectively, and $6.6 million and $7.1 million for the three and six months ended June 30, 2018, respectively.
The Company’s effective tax rate for the three and six months ended June 30, 2019 was 9.1% and 3.4%, respectively, and 106.1% and 52.3% for the same periods of 2018. The Company did not recognize a tax benefit for loss from operations for the three or six months ended June 30, 2019 as it is not more likely than not that the benefit is realizable. A tax benefit will be recognized only when there is sufficient income to support realizability. The Company’s effective tax rate for the three and six months ended June 30, 2018 is materially driven by discrete items.
In addition, the Company recognized tax benefit for the three and six months ended June 30, 2019 and 2018 of $1.2 million and $0.8 million, and $4.4 million and $4.7 million, respectively, mainly related to enacted legislative changes in the second quarter of 2019 and 2018, discrete to the quarter.

NOTE 11 - Fair Value Measures
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
The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	June 30, 2019				December 31, 2018
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
US ABL Facility	$898,081	$—	$919,500	$—	$853,409	$—	$878,500	$—
Canadian ABL Facility	—	—	955	—	—	—	918	—
2022 Secured Notes	293,097	—	314,205	—	292,258	—	297,027	—
2023 Secured Notes	481,864	—	509,153	—	293,918	—	288,633	—
Unsecured Notes	—	—	—	—	198,931	—	197,462	—
Total	$1,673,042	$—	$1,743,813	$—	$1,638,516	$—	$1,662,540	$—

The carrying value of the US ABL Facility, the Canadian ABL Facility, the 2022 Secured Notes and the 2023 Secured Notes includes $21.4 million, $1.0 million, $6.9 million and $8.1 million, respectively, of unamortized debt issuance costs as of June 30, 2019, which are presented as a direct reduction of the corresponding liability. The carrying value of the US ABL

Facility, the Canadian ABL Facility and the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes includes $25.1 million, $0.9 million, $7.7 million, $6.1 million and $1.1 million, respectively of unamortized debt issuance costs for the year ended December 31, 2018, which are presented as a direct reduction of the corresponding liability.
The carrying value of the US and Canadian ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair value of the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes is based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities designated as hedges in the condensed consolidated balance sheet are disclosed in Note 14.

NOTE 12 - Restructuring
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under FASB ASC Topic 420, “Exit or Disposal Cost Obligations” (“ASC 420”). The Company's restructuring plans are generally country or region specific and are typically completed within a one year period. Restructuring costs incurred under these plans include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) other related costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs, and professional services expenses, are included within SG&A.
The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $1.2 million and $7.1 million, net of reversals, during the three and six months ended June 30, 2019, and $0.4 million and $1.1 million, net of reversals, during the three and six months ended June 30, 2018, respectively.
The following is a summary of the activity in the Company’s restructuring accruals for three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands)	2019			2018
	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Balance at beginning of the period	$2,847	$4,252	$7,099	$755	$—	$755
Charges	123	1,027	1,150	449	—	449
Cash payments	(1,704)	(1,871)	(3,575)	(234)	—	(234)
Foreign currency translation	(123)	—	(123)	(3)	—	(3)
Non-cash movements	—	(1,644)	(1,644)	—	—	—
Balance at end of period	$1,143	$1,764	$2,907	$967	$—	$967

	Six Months Ended June 30,
(in thousands)	2019			2018
	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Balance at beginning of the period	$4,544	$971	$5,515	$227	$—	$227
Charges	1,630	5,473	7,103	1,077	—	1,077
Cash payments	(4,932)	(3,015)	(7,947)	(330)	—	(330)
Foreign currency translation	(99)	—	(99)	(7)	—	(7)
Non-cash movements	—	(1,665)	(1,665)	—	—	—
Balance at end of period	$1,143	$1,764	$2,907	$967	$—	$967
The restructuring charges for the three and six months ended June 30, 2019 relate primarily to employee termination costs and lease exit costs in connection with the integration of ModSpace. The Company initiated certain restructuring plans associated with the ModSpace acquisition in order to capture operating synergies as a result of integrating ModSpace into WillScot. The restructuring activities primarily include the termination of leases for duplicative branches and corporate facilities and the termination of employees in connection with the consolidation of these overlapping facilities and functions within our existing business. At June 30, 2019, the Company is substantially complete with actions related to employee costs. The Company is still in the process of evaluating and closing acquired facilities and anticipates that all actions will be taken by the first quarter of 2020.
The restructuring charges for the three and six months ended June 30, 2018 primarily relate to employee termination costs in connection with the integration of Tyson and Acton, which the Company acquired in the fourth quarter of 2017 and first quarter of 2018. As part of the restructuring plan, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication of termination to the employee to the actual date of termination.
Segments
The $1.2 million of restructuring charges for the three months ended June 30, 2019 includes $1.3 million of charges related to the Modular - US segment, offset by a reversal of $0.1 million related to the Modular - Other North America segment. The $7.1 million of restructuring charges for the six months ended June 30, 2019 includes $6.6 million of charges pertaining to the Modular - US segment and $0.5 million of charges pertaining to the Modular - Other North America segment.
The $0.4 million and $1.1 million of restructuring charges for the three and six months ended June 30, 2018 include charges pertaining to the Modular - US segment.

NOTE 13 - Stock-Based Compensation
During the six months ended June 30, 2019, 478,400 time-based restricted stock units ("Time-Based RSUs") and 302,182 market-based restricted stock units ("Market-Based RSUs", and together with the Time-Based RSUs, the "RSUs"), and 52,755 restricted stock awards ("RSAs") were granted under the WillScot Corporation 2017 Incentive Award Plan (the "Plan"). No stock option awards were granted during the period.
During the six months ended June 30, 2019, 33,592 RSAs, 213,180 Time-Based RSUs, and 147,313 stock options vested in accordance with their terms, resulting in the issuance of 190,129 shares of common stock, net of 56,643 shares withheld to cover taxes. No RSAs were forfeited during the six months ended June 30, 2019. During the six months ended June 30, 2019, 34,191 Time-Based RSUs, 7,485 Market-Based RSUs, and 41,302 stock options were forfeited.
At June 30, 2019, 91,216 RSAs, 1,083,762 Time-Based RSUs, 294,697 Market-Based RSUs, and 400,642 stock options were unvested, with weighted average grant date fair values of $15.58, $12.77, $13.22, and $5.51, respectively.
Restricted Stock Awards
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively, with associated tax benefits of $0.0 million and $0.1 million for the three and six months ended June 30, 2019, respectively.
At June 30, 2019, there was $0.9 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.6 years.
Time-Based Restricted Stock Units
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $1.2 million and $1.9 million for the three and six months ended June 30, 2019, respectively, with associated tax benefits of $0.0 million and $0.2 million for the three and six months ended June 30, 2019 respectively.
At June 30, 2019, unrecognized compensation cost related to Time-Based RSUs totaled $12.5 million and is expected to be recognized over the remaining weighted average vesting period of 3.2 years.
Market-Based Restricted Stock Units
On March 21, 2019, the Compensation Committee of the Board of Directors granted 302,182 Market-Based RSUs, which vest based on achievement of the relative total stockholder return ("TSR") of The Company's common stock as compared to the TSR of the constituents of the Russell 3000 Index at grant date over the three-year period performance period. The target number of Market-Based RSUs may be adjusted from 0% to 150% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 150% (for performance at or above the 75% percentile). Vesting is also subject to continued service requirements through the vesting date. Each Market-Based RSU represents a contingent right to receive one share upon vesting of the Company’s Class A common stock, or its cash equivalent, as determined by the Compensation Committee.
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
Compensation expense for Market-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million and $0.4 million for the three and six months ended June 30, 2019, respectively, with an associated tax benefit of $0.0 million and $0.1 million for the three and six months ended June 30, 2019, respectively. At June 30, 2019, unrecognized compensation cost related to Market-Based RSUs totaled $3.5 million and is expected to be recognized over the remaining vesting period of 2.7 years.
Stock Option Awards
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, with an associated tax benefit of $0.0 million and $0.1 million for the three and six months ended June 30, 2019, respectively.
At June 30, 2019, unrecognized compensation cost related to stock option awards totaled $2.0 million and is expected to be recognized over the remaining vesting period of 2.7 years.

NOTE 14 - Derivatives
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
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The Company did not have any derivative financial instruments for the three and six months ended June 30, 2018.
The following table summarizes the outstanding interest rate swap arrangement as of June 30, 2019:

	Aggregate Notional Amount (in millions)	Receive Rate	Pay Rate	Receive Rate as of June 30, 2019	Receive Rate as of December 31, 2018
US ABL Facility	$400.0	1 month LIBOR	3.06%	2.40%	2.44%

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

(in thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018
Cash Flow Hedges:
Interest rate swap	Accrued liabilities	$4,080	$1,709
Interest rate swap	Other long-term liabilities	$11,772	$6,192

The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of June 30, 2019 and December 31, 2018, respectively, for contracts involving the same attributes and maturity dates.
The interest rate swap, excluding the impact of taxes, resulted in a loss recognized of $5.1 million and $8.0 million in other comprehensive income ("OCI") for the three and six months ended June 30, 2019, respectively. The Company reclassified $0.6 million and $1.2 million from AOCL into interest expense on the condensed consolidated income statement for the three and six months ended June 30, 2019, respectively.
Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated statements of cash flows.

NOTE 15 - Commitments and Contingencies
The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 16 - Segment Reporting
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

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$170,480	$17,029	$187,509
Modular delivery and installation	52,997	3,482	56,479
Sales revenue:
New units	10,407	1,217	11,624
Rental units	4,977	5,536	10,513
Total Revenues	238,861	27,264	266,125

Costs:
Cost of leasing and services:
Modular leasing	51,083	3,990	55,073
Modular delivery and installation	43,949	4,519	48,468
Cost of sales:
New units	7,138	861	7,999
Rental units	2,661	4,060	6,721
Depreciation of rental equipment	39,201	4,767	43,968
Gross profit	$94,829	$9,067	$103,896
Other selected data:
Adjusted EBITDA	$81,380	$7,347	$88,727
Selling, general and administrative expense	$64,153	$7,470	$71,623
Other depreciation and amortization	$2,892	$275	$3,167
Purchase of rental equipment and refurbishments	$58,241	$2,974	$61,215

	Three Months Ended June 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$90,965	$10,284	$101,249
Modular delivery and installation	27,390	4,023	31,413
Sales revenue:
New units	4,149	1,087	5,236
Rental units	2,309	126	2,435
Total Revenues	124,813	15,520	140,333

Costs:
Cost of leasing and services:
Modular leasing	24,505	2,624	27,129
Modular delivery and installation	26,310	3,817	30,127
Cost of sales:
New units	2,876	828	3,704
Rental units	1,164	99	1,263
Depreciation of rental equipment	20,217	3,253	23,470
Gross profit	$49,741	$4,899	$54,640
Other selected data:
Adjusted EBITDA	$38,104	$3,812	$41,916
Selling, general and administrative expense	$43,325	$4,409	$47,734
Other depreciation and amortization	$1,354	$216	$1,570
Purchase of rental equipment and refurbishments	$30,931	$1,748	$32,679

	Six Months Ended June 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$333,280	$32,451	$365,731
Modular delivery and installation	99,279	7,481	106,760
Sales revenue:
New units	24,430	2,098	26,528
Rental units	13,348	8,766	22,114
Total Revenues	470,337	50,796	521,133

Costs:
Cost of leasing and services:
Modular leasing	94,966	7,342	102,308
Modular delivery and installation	83,700	8,111	91,811
Cost of sales:
New units	17,388	1,489	18,877
Rental units	8,530	5,986	14,516
Depreciation of rental equipment	75,674	9,397	85,071
Gross profit	$190,079	$18,471	$208,550
Other selected data:
Adjusted EBITDA	$158,148	$15,087	$173,235
Selling, general and administrative expense	$130,558	$14,550	$145,108
Other depreciation and amortization	$5,618	$553	$6,171
Purchase of rental equipment and refurbishments	$108,162	$4,926	$113,088

	Six Months Ended June 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$178,913	$19,598	$198,511
Modular delivery and installation	51,360	6,303	57,663
Sales revenue:
New units	10,964	1,700	12,664
Rental units	5,663	583	6,246
Total Revenues	246,900	28,184	275,084

Costs:
Cost of leasing and services:
Modular leasing	49,562	4,729	54,291
Modular delivery and installation	49,250	6,398	55,648
Cost of sales:
New units	7,442	1,249	8,691
Rental units	3,193	385	3,578
Depreciation of rental equipment	40,904	6,411	47,315
Gross profit	$96,549	$9,012	$105,561
Other selected data:
Adjusted EBITDA	$70,716	$6,692	$77,408
Selling, general and administrative expense	$84,146	$8,802	$92,948
Other depreciation and amortization	$3,559	$447	$4,006
Purchase of rental equipment and refurbishments	$61,455	$3,308	$64,763

The following tables present a reconciliation of the Company’s (loss) income from operations before income tax to Adjusted EBITDA by segment for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
(Loss) income from operations before income taxes	$(13,976)	$1,021	$(12,955)
Loss on extinguishment of debt	7,244	—	7,244
Interest expense	31,865	659	32,524
Depreciation and amortization	42,093	5,042	47,135
Currency gains, net	(75)	(279)	(354)
Goodwill and other impairments	2,706	80	2,786
Restructuring costs	1,300	(150)	1,150
Integration costs	7,260	982	8,242
Stock compensation expense	1,900	—	1,900
Other expense (income)	1,063	(8)	1,055
Adjusted EBITDA	$81,380	$7,347	$88,727

	Three Months Ended June 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Loss from operations before income taxes	$(5,533)	$(733)	$(6,266)
Interest expense	11,663	492	12,155
Depreciation and amortization	21,571	3,469	25,040
Currency losses, net	114	458	572
Restructuring costs	449	—	449
Integration costs	4,785	—	4,785
Stock compensation expense	1,054	—	1,054
Transaction costs	4,049	69	4,118
Other (income) expense	(48)	57	9
Adjusted EBITDA	$38,104	$3,812	$41,916

	Six Months Ended June 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
(Loss) income from operations before income taxes	$(25,098)	$1,360	$(23,738)
Loss on extinguishment of debt	7,244	—	7,244
Interest expense	63,101	1,395	64,496
Depreciation and amortization	81,292	9,950	91,242
Currency (gains), net	(205)	(465)	(670)
Goodwill and other impairments	4,507	569	5,076
Restructuring costs	6,574	529	7,103
Integration costs	16,612	1,768	18,380
Stock compensation expense	3,190	—	3,190
Other expense (income)	931	(19)	912
Adjusted EBITDA	$158,148	$15,087	$173,235

	Six Months Ended June 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Loss from operations before income taxes	$(10,841)	$(2,680)	$(13,521)
Interest expense	22,823	1,051	23,874
Depreciation and amortization	44,463	6,858	51,321
Currency losses, net	271	1,325	1,596
Restructuring costs	1,067	10	1,077
Integration costs	7,415	—	7,415
Stock compensation expense	1,175	—	1,175
Transaction costs	4,049	69	4,118
Other expense	294	59	353
Adjusted EBITDA	$70,716	$6,692	$77,408

NOTE 17 - Loss Per Share
Basic loss per share (“LPS”) is calculated by dividing net loss attributable to WillScot by the weighted average number of Class A common shares outstanding during the period. The common shares issued a result of the vesting of RSUs and RSAs as of June 30, 2019, were included in LPS based on the weighted average number of days in which they were vested and outstanding during the period. Concurrently with the Business Combination, 12,425,000 of WillScot's Class A common shares were placed into escrow by shareholders and became ineligible to vote or participate in the economic rewards available to the other Class A shareholders. Escrowed shares were therefore excluded from the LPS calculation while deposited in the escrow account. 6,212,500 of the escrowed shares were released to shareholders on January 19, 2018, and the remaining escrowed shares were released to shareholders on August 21, 2018.
Class B common shares have no rights to dividends or distributions made by the Company and, in turn, are excluded from the LPS calculation.
Diluted LPS is computed similarly to basic LPS, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, Time-Based RSUs, and RSAs, representing 400,642, 1,083,762, and 91,216 shares of Class A common stock outstanding for the three and six months ended June 30, 2019, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Market-based RSUs representing 294,697 shares of Class A common stock outstanding for the three and six months ended June 30, 2019, which can vest at 0% to 150% of the amount granted, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Warrants representing 22,183,513 shares of Class A shares for the three and six months ended June 30, 2019, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share numbers)	2019	2018	2019	2018
Numerator
Net (loss) income	$(11,775)	$379	$(22,936)	$(6,456)
Net (loss) income attributable to non-controlling interest, net of tax	(862)	143	(1,722)	(505)
Net (loss) income attributable to WSC	$(10,913)	$236	$(21,214)	$(5,951)

Denominator
Average shares outstanding - basic	108,693,924	78,432,274	108,609,068	77,814,456
Average effect of dilutive securities:
Warrants	—	3,745,030	—	—
Restricted stock awards	—	2,782	—	—
Average shares outstanding - diluted	108,693,924	82,180,086	108,609,068	77,814,456

Loss per share
Net loss per share attributable to WillScot common shareholders - basic	$(0.10)	$0.00	$(0.20)	$(0.08)
Net loss per share attributable to WillScot common shareholders - diluted	$(0.10)	$0.00	$(0.20)	$(0.08)

NOTE 18 - Related Parties
Related party balances included in the Company’s consolidated balance sheet at June 30, 2019 and December 31, 2018, consisted of the following:

(in thousands)	Financial statement line Item	June 30, 2019	December 31, 2018
Receivables due from affiliates	Prepaid expenses and other current assets	$24	$122
Amounts due to affiliates	Accrued liabilities	(982)	(1,379)
	Total related party liabilities, net	$(958)	$(1,257)
On November 29, 2017, in connection with the closing of the Business Combination, the Company, WSII, WS Holdings and the Algeco Group entered into a transition services agreement (the “TSA”). The Company had $0.1 million in receivables due from affiliates pertaining to the TSA at December 31, 2018.
The Company was reimbursed $0.4 million by an affiliate for claims paid under an insurance program.
The Company accrued expenses of $0.8 million and $1.2 million at June 30, 2019 and December 31, 2018, respectively, included in amounts due to affiliates, related to rental equipment purchases from an affiliate of the Algeco Group.
Related party transactions included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2019 and 2018, respectively, consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial statement line item	2019	2018	2019	2018
Leasing revenue from related parties	Modular leasing revenue	$76	$233	$150	$525
The Company had capital expenditures of rental equipment purchased from related party affiliates of $1.7 million and $0.4 million for three months ended June 30, 2019 and 2018, respectively, and $3.2 million and $1.7 million during the six months ended June 30, 2019 and 2018, respectively.
The Company paid $0.0 million and $0.4 million in professional fees to an entity for which two of the Company’s Directors also served in the same role for that entity, during the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $1.0 million during the six months ended June 30, 2019 and 2018, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Corporation ("WillScot"), our operations and our present business environment. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to WillScot and its subsidiaries. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report.
We use certain non-GAAP financial information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Reconciliations of non-GAAP measures are provided in the Other Non-GAAP Financial Data and Reconciliations section.
Executive Summary and Outlook
We are the leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. As of June 30, 2019, our branch network included over 120 locations and additional storage lots to service more than 50,000 customers across the US, Canada and Mexico. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions and now manage a fleet of approximately 130,000 modular space units and over 26,000 portable storage units. We remain focused on our core priorities of growing modular leasing revenues by increasing modular space units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.
Since the end of 2017, we have complemented our already strong organic growth by acquiring and integrating regional and national competitors in Acton Mobile Holdings LLC (“Acton”) (acquired in December 2017) and Modular Space Holdings, Inc. ("ModSpace") (acquired in August 2018). The remaining integration activities for these acquisitions as of June 30, 2019 primarily consist of continued real estate exits and the related fleet relocations required to exit these properties. As of June 30, 2019, we have completed approximately 65% of our planned real estate exits, and the remaining exits will continue during the remainder of 2019 and into 2020. Two held for sale properties were also sold during the second quarter for net proceeds of $8.6 million. These exits, along with other integration actions to date, have allowed us to realize approximately $21.2 million of synergies to date. Approximately 49% of the annualized forecasted cost synergies of $70 million were in our run rate as of June 30, 2019. These acquisitions, coupled with WillScot's innovative "Ready to Work" solutions and commitment to customer service, have solidified WillScot's market leading position.
For the three months ended June 30, 2019, key drivers of financial performance include:
•Increased total revenues by $125.8 million, or 89.7%, as compared to the same period in 2018, driven by a $111.4 million, or 84.0% increase in our core leasing and services revenues from both organic pricing growth, and due to the impact of the ModSpace acquisition discussed in Note 2 of our unaudited condensed consolidated financial statements. New and rental unit sales increased 123.1% and 337.5%, respectively, also driven by acquisitions, and by several large rental unit sales in the Modular - Other North America segment in the current year.
–Consolidated modular space average monthly rental rate increased to $611 representing a 10.9% increase year over year.
–Consolidated modular space units on rent increased 37,779 or 69.3% year over year, driven by the ModSpace acquisition, and average modular space utilization increased 160 basis points (“bps”) year over year to 71.9%.
•On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues increased $4.2 million, or 1.6%, as compared to the same period in 2018, driven by increases in core leasing revenues as a result of continued rate improvements that drove pro forma modular leasing revenues to increase $15.8 million, or 9.2%. Increases in pro forma modular leasing revenues were partially offset by decreased delivery and installation revenues of $6.1 million, or 9.7%, reduced new sales, which declined $4.8 million, or 29.4%, and decreased rental unit sales, which declined $0.7 million, or 6.5%.
–Pro forma average monthly rental rates increased 15.1% year over year, pro forma units on rent decreased 4.1% year over year, and pro forma utilization was flat on a consolidated basis.

•Increased Modular - US segment revenues, which represent 89.8% of revenue for the three months ended June 30, 2019, by $114.1 million, or 91.4%, as compared to the same period in 2018, through:
–Modular space average monthly rental rate of $612, increased 11.5% year over year including the dilutive impacts of acquisitions. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base; and
–Average modular space units on rent increased 34,276, or a 70.0% year over year increase, due to the ModSpace acquisition; and
–Average modular space monthly utilization increased 190 basis points (“bps”) to 74.1% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was driven by higher utilization on the acquired ModSpace fleet as compared to the overall average utilization for the three months ended June 30, 2018, which included the fleet recently acquired from Acton and Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”)).
–On a pro forma basis, including results of WillScot and ModSpace for all periods presented, average modular space monthly rental rate increased 16.1%, which is the seventh consecutive quarter of double digit growth. Average modular space units on rent were down 4.2% versus the prior year, however, the performance of pricing and VAPS revenue have more than offset these declines. Pro forma average modular space monthly utilization increased 20 bps to 74.1% for the three months ended June 30, 2019.
•Increased Modular - Other North America segment revenues which represented 10.2% of revenues for the three months ended June 30, 2019, by $11.8 million, or 76.1% as compared to the same period in 2018. Increases were driven primarily by:
–Average modular space monthly rental rate increased 5.2% to $603; and
–Average modular space units on rent increased by 3,503 units, or 63.4% as compared to the same period in 2018 driven primarily by acquired units from the ModSpace transaction; and
–Average modular space monthly utilization decreased by 80 bps as compared to the same period in 2018 to 56.3%.
–On a pro forma basis, including results of WillScot and ModSpace for all periods presented, average modular space monthly rental rate increased 5.6% and average modular space units on rent decreased 2.4%. Pro forma average modular space monthly utilization decreased 50 bps to 56.3% for the three months ended June 30, 2019.
•Generated a consolidated net loss of $11.8 million for the three months ended June 30, 2019, which included $19.4 million of discrete costs expensed in the period related to the ModSpace integration and loss on extinguishment of debt related to the redemption of our 10% senior unsecured notes (the "Unsecured Notes"). Discrete costs of $19.4 million in the period included $8.2 million of integration costs, a $7.2 million loss on extinguishment of debt related to the redemption of our senior unsecured notes, $2.8 million of impairment losses on long-lived assets associated with real estate consolidations, and $1.2 million of restructuring cost. This compares to a consolidated net loss of $0.4 million for same period in 2018, which included $0.4 million of restructuring cost and $4.8 million of integration cost related to the Acton and Tyson acquisitions.
•Generated Adjusted EBITDA of $88.7 million for the three months ended June 30, 2019, representing an increase of $46.8 million or 111.7% as compared to the same period in 2018, which includes the impact of the ModSpace acquisition, as well as partial realization of commercial and cost synergies associated with the Acton, Tyson, and ModSpace acquisitions. Adjusted EBITDA for the Modular - US segment and the Modular - Other North America segment, respectively, was $81.4 million and $7.3 million for the three months ended June 30, 2019.
•Continued our efforts to optimize our capital structure by completing a tack-on offering of $190 million in aggregate principal amount to our 6.875% senior secured notes due 2023 (the "Tack-on Notes"), using the net proceeds to repay a portion of outstanding borrowings under our asset-backed revolving credit facility (the “ABL Facility”). Subsequently in the quarter, we redeemed all $200 million in aggregate principal amount of our outstanding Unsecured Notes. The resulting impact of these actions is expected to reduce our go-forward interest expense by approximately $6.0 million annually.
Our customers operate in a diversified set of end-markets, including commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 84% of our revenues in the three months ended June 30, 2019. We believe market fundamentals underlying these markets remain favorable, and we expect continued modest market growth in the next several years. As a result of the potential for increased capital spending due to tax reform in the US, discussions of increased infrastructure spending, and rebuilding in areas impacted by natural disasters in 2017 and 2018 across the US, we are confident that we will continue to see demand for our products.

Consolidated Results of Operations
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Our consolidated statements of operations for the three months ended June 30, 2019 and 2018 are presented below:

	Three Months Ended June 30,		2019 vs. 2018 $ Change
(in thousands)	2019	2018
Revenues:
Leasing and services revenue:
Modular leasing	$187,509	$101,249	$86,260
Modular delivery and installation	56,479	31,413	25,066
Sales revenue:
New units	11,624	5,236	6,388
Rental units	10,513	2,435	8,078
Total revenues	266,125	140,333	125,792
Costs:
Costs of leasing and services:
Modular leasing	55,073	27,129	27,944
Modular delivery and installation	48,468	30,127	18,341
Costs of sales:
New units	7,999	3,704	4,295
Rental units	6,721	1,263	5,458
Depreciation of rental equipment	43,968	23,470	20,498
Gross profit	103,896	54,640	49,256
Expenses:
Selling, general and administrative	71,623	47,734	23,889
Other depreciation and amortization	3,167	1,570	1,597
Impairment losses on long-lived assets	2,786	—	2,786
Restructuring costs	1,150	449	701
Currency (gains) losses, net	(354)	572	(926)
Other income, net	(1,289)	(1,574)	285
Operating income	26,813	5,889	20,924
Interest expense	32,524	12,155	20,369
Loss on extinguishment of debt	7,244	—	7,244
Loss from operations before income tax	(12,955)	(6,266)	(6,689)
Income tax benefit	(1,180)	(6,645)	5,465
Net (loss) income	(11,775)	379	(12,154)
Net (loss) income attributable to non-controlling interest, net of tax	(862)	143	(1,005)
Net (loss) income attributable to WillScot	$(10,913)	$236	$(11,149)
Comparison of Three Months Ended June 30, 2019 and 2018
Revenue: Total revenue increased $125.8 million, or 89.7%, to $266.1 million for the three months ended June 30, 2019 from $140.3 million for the three months ended June 30, 2018. The increase was primarily the result of an 84.0% increase in leasing and services revenue driven by increased volumes from acquisitions and improved pricing. Increased volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues on the combined rental fleet of 79.9% due to increased transaction volumes and higher revenues per transaction. Average modular space monthly rental rates increased 10.9% to $611 for the three months ended June 30, 2019, and average modular space units on rent increased 37,779 units, or 69.3%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by lower average modular space monthly rental rates on acquired units for ModSpace. The increase in leasing and services revenue was further complemented by increases of $6.4 million, or 123.1%, and $8.1 million, or 337.5%, on new unit and rental unit sales, respectively, as compared to the same period in 2018. Increases in both new and rental unit sales were primarily a result of our increased scale as a result of the ModSpace acquisition and our larger post-acquisition fleet size and sales teams. The large increase in rental unit sales was driven by the

Modular - Other North America segment.
On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues increased $4.2 million, or 1.6%, year-over-year for the three months ended June 30, 2019. Increases were driven by core leasing revenues, which increased $15.8 million, or 9.2%, as a result of a 15.1% increase in average modular space monthly rental rates. These increases were partially offset by decreased delivery and installation revenues of $6.1 million, or 9.7%, reduced new sales, which declined $4.8 million, or 29.4%, and decreased rental unit sales, which declined $0.7 million, or 6.5%.
Total average units on rent for the three months ended June 30, 2019 and 2018 were 108,844 and 68,017, respectively. The increase is due to units acquired as part of the ModSpace acquisition, with modular space average units on rent increasing 37,779 units, or 69.3%, for the three months ended June 30, 2019. Modular space average monthly rental rates increased 10.9% for the three months ended June 30, 2019. Portable storage average units on rent increased by 3,048 units, or 22.6%, for the three months ended June 30, 2019. Average portable storage monthly rental rates increased 1.7% for the three months ended June 30, 2019. The average modular space unit utilization rate during the three months ended June 30, 2019 was 71.9%, as compared to 70.3% during the same period in 2018. This increase was driven by higher utilization on the acquired ModSpace fleet as compared to the overall average utilization for the three months ended June 30, 2018, which included the fleet acquired from Acton and Tyson. The average portable storage unit utilization rate during the three months ended June 30, 2019 was 63.3%, as compared to 68.1% during the same period in 2018. The decrease in average portable storage utilization rate was driven by organic declines in the number of portable storage average units on rent.
Gross Profit: Our gross profit percentage was 39.0% and 38.9% for the three months ended June 30, 2019 and 2018, respectively. Our gross profit percentage, excluding the effects of depreciation, was 55.6% and 55.7% for the three months ended June 30, 2019 and 2018, respectively.
Gross profit increased $49.3 million, or 90.3%, to $103.9 million for the three months ended June 30, 2019 from $54.6 million for the three months ended June 30, 2018. The increase in gross profit is a result of a $65.0 million increase in modular leasing and services gross profit and increased new unit and rental unit gross profit of $4.8 million. Increases in modular leasing and services gross profit were primarily as a result of increased revenues due to additional units on rent as a result of recent acquisitions as well as increased margins due to favorable average monthly rental rates on modular space units and increased delivery and installation margins driven primarily by higher pricing per transaction. These increases were partially offset by increased depreciation of $20.5 million as a result of additional rental equipment acquired as part of the ModSpace acquisition, as well as continued capital investment in our existing rental equipment.
SG&A: Selling, general and administrative ("SG&A") increased $23.9 million, or 50.1%, to $71.6 million for the three months ended June 30, 2019, compared to $47.7 million for the three months ended June 30, 2018. The primary drivers of the increases are related to increased employee costs of $10.3 million driven by the increased size of the workforce, net of realized employee cost synergies savings to date achieved as a result of the restructuring activities; and increased occupancy costs of $3.3 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 65% of redundant real estate locations.
Discrete items with SG&A decreased for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, by $0.3 million as an increase in integration cost of $3.0 million related to the Acton and ModSpace integrations and an increase in stock compensation expense of $0.8 million, were fully offset by a decrease of $4.1 million in transaction costs.
The remaining increases of $10.6 million are related to increased professional fees, insurance, computer, travel, office, bad debt, and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network.
We estimate cost synergies of approximately $7.5 million related to the Acton and ModSpace acquisitions were realized in the three months ended June 30, 2019, which compares to approximately $1.3 million of synergies realized in three months ended June 30, 2018, bringing cumulative synergies related to the Acton, Tyson, and ModSpace acquisitions as of June 30, 2019 to approximately $21.2 million. This is consistent with our integration plans and we expect these activities to continue through 2019 as we continue our efforts to achieve expected annual recurring cost savings of over $70.0 million once our integration plans are fully executed and in our results.
Other Depreciation and Amortization: Other depreciation and amortization increased $1.6 million, or 100.0%, to $3.2 million for the three months ended June 30, 2019, compared to $1.6 million for the three months ended June 30, 2018. The increase was driven primarily by depreciation on property, plant and equipment and amortization of the trade name acquired as part of the ModSpace acquisition in the third quarter of 2018.
Impairment losses on Long-Lived Assets: Impairment losses on property, plant and equipment were $2.8 million for the three months ended June 30, 2019 as compared to $0.0 million for the three months ended June 30, 2018. In the current period, we reclassified a branch facility that we intend to exit to held for sale and recognized an impairment on the related assets as the carrying value of the assets exceeded the estimated fair value less cost to sell. Additionally, one of the properties exited during the period was acquired as part of the ModSpace acquisition and had a favorable lease intangible. As a result of the exit of this property, the remaining net book value of the favorable lease intangible was deemed impaired, resulting in an impairment charge of $2.4 million.
Restructuring Costs: Restructuring costs were $1.2 million for the three months ended June 30, 2019 as compared to $0.4 million for the three months ended June 30, 2018. The 2019 restructuring charges relate primarily to employee termination and lease breakage costs related to the ModSpace acquisition and integration. The 2018 restructuring charges relate primarily to employee termination and lease breakage costs related to the Acton and Tyson acquisitions and integrations.
Currency (Gains) Losses, net: Currency gains, net increased by $1.0 million to a $0.4 million gain for the three months ended June 30, 2019 compared to a $0.6 million loss for the three months ended June 30, 2018. The increase in currency gains in 2019 was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other Income, Net: Other income, net was $1.3 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively. Other income, net of $1.3 million for the three months ended June 30, 2019 was related to the receipt of $1.1 million of insurance proceeds related to assets damaged during Hurricane Harvey in the second quarter. Other income, net of $1.6 million for the three months ended June 30, 2018 was also driven by the receipt of insurance proceeds related to assets damaged during Hurricane Harvey and contributed $1.8 million to other income, net, for the three months ended June 30, 2018.
Interest Expense: Interest expense increased $20.3 million, or 166.4%, to $32.5 million for the three months ended June 30, 2019 from $12.2 million for the three months ended June 30, 2018. The interest costs incurred during the three months ended June 30, 2018 relate to the change in the debt structure of the Company as a result of the ModSpace acquisition. In the third quarter of 2018, as part of financing the ModSpace acquisition, we upsized our ABL Facility to $1.425 billion, issued $300.0 million of senior secured notes (the "2023 Secured Notes"), and issued the Unsecured Notes. Further, in the second quarter of 2019 we issued $190.0 million of Tack-on Notes in aggregate principal amount to the 2023 Secured Notes and used the proceeds to repay a portion of the ABL Facility. Subsequent to the issuance of the Tack-on Notes, we redeemed all $200.0 million in aggregate outstanding principal amount of the Unsecured Notes using proceeds from the ABL Facility. See Note 8 to the condensed consolidated financial statements for further discussion of our debt.
Loss on Extinguishment of Debt: Loss on extinguishment of debt increased $7.2 million, for the three months ended June 30, 2019 from $0.0 million for the three months ended June 30, 2018. This loss is attributable to the repayment of $200.0 million in aggregate outstanding principal of the Unsecured Notes in the second quarter at a redemption price of 102.0%, plus a make-whole premium of 1.1%, for total premiums of 3.1%. As a result, the Company recorded a loss on extinguishment of $7.2 million, which included $6.2 million of premium and $1.0 million related to the write-off of unamortized deferred financing fees. This redemption was funded from the use of proceeds from the ABL Facility.
Income Tax Benefit: Income tax benefit decreased $5.4 million to $1.2 million for the three months ended June 30, 2019 compared to $6.6 million for the three months ended June 30, 2018. The decrease in income tax benefit was driven by the discrete benefits recorded in the three months ended June 30, 2018 which did not occur in the three months ended June 30, 2019.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Our consolidated statements of operations for the six months ended June 30, 2019 and 2018 are presented below:

	Six Months Ended June 30,		2019 vs. 2018 $ Change
(in thousands)	2019	2018
Revenues:
Leasing and services revenue:
Modular leasing	$365,731	$198,511	$167,220
Modular delivery and installation	106,760	57,663	49,097
Sales revenue:
New units	26,528	12,664	13,864
Rental units	22,114	6,246	15,868
Total revenues	521,133	275,084	246,049
Costs:
Costs of leasing and services:
Modular leasing	102,308	54,291	48,017
Modular delivery and installation	91,811	55,648	36,163
Costs of sales:
New units	18,877	8,691	10,186
Rental units	14,516	3,578	10,938
Depreciation of rental equipment	85,071	47,315	37,756
Gross profit	208,550	105,561	102,989
Expenses:
Selling, general and administrative	145,108	92,948	52,160
Other depreciation and amortization	6,171	4,006	2,165
Impairment losses on long-lived assets	5,076	—	5,076
Restructuring costs	7,103	1,077	6,026
Currency (gains) losses, net	(670)	1,596	(2,266)
Other income, net	(2,240)	(4,419)	2,179
Operating income	48,002	10,353	37,649
Interest expense	64,496	23,874	40,622
Loss on extinguishment of debt	7,244	—	7,244
Loss from operations before income tax	(23,738)	(13,521)	(10,217)
Income tax benefit	(802)	(7,065)	6,263
Net loss	(22,936)	(6,456)	(16,480)
Net loss attributable to non-controlling interest, net of tax	(1,722)	(505)	(1,217)
Net loss attributable to WillScot	$(21,214)	$(5,951)	$(15,263)
Comparison of Six Months Ended June 30, 2019 and 2018
Revenue: Total revenue increased $246.0 million, or 89.4%, to $521.1 million for the six months ended June 30, 2019 from $275.1 million for the six months ended June 30, 2018. The increase was primarily the result of an 84.4% increase in leasing and services revenue driven by increased volumes from acquisitions and improved pricing. Increased volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues on the combined rental fleet of 85.1% due to increased transaction volumes and higher revenues per transaction. Average modular space monthly rental rates increased 9.2% to $593 for the six months ended June 30, 2019, and average modular space units on rent increased 38,481 units, or 70.8%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units for ModSpace. The increase in leasing and services revenue was further complemented by increases of $13.8 million, or 108.7%, and $15.9 million, or 256.5%, on new unit and rental unit sales, respectively, as compared to the same period in 2018. Increases in both new and rental unit sales were primarily a result of our increased scale as a result of the ModSpace acquisition and our larger post-acquisition fleet size and sales teams. The large increase in rental unit sales was driven by the Modular - Other North America segment.

On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues increased $15.1 million, or 3.0%, year-over-year for the six months ended June 30, 2019. Increases were driven by core leasing revenues, which increased $30.3 million, or 9.0%, as a result of a 13.6% increase in average modular space monthly rental rates. These increases were partially offset by decreased delivery and installation revenues of $6.9 million, or 6.1%, reduced new sales, which declined $7.9 million, or 23.0%, and decreased rental unit sales, which declined $0.4 million, or 1.7%.
Total average units on rent for the six months ended June 30, 2019 and 2018 were 109,815 and 68,126, respectively. The increase was due to units acquired as part of the ModSpace acquisition, with modular space average units on rent increasing 38,481 units, or 70.8%, for the six months ended June 30, 2019. Modular space average monthly rental rates increased 9.2% for the six months ended June 30, 2019. Portable storage average units on rent increased by 3,208 units, or 23.2%, for the six months ended June 30, 2019. Average portable storage monthly rental rates increased 1.7% for the six months ended June 30, 2019. The average modular space unit utilization rate during the six months ended June 30, 2019 was 72.2%, as compared to 70.3% during the same period in 2018. This increase was driven by higher utilization on the acquired ModSpace fleet as compared to the overall average utilization for the six months ended June 30, 2018, which included the fleet acquired from Acton and Tyson. The average portable storage unit utilization rate during the six months ended June 30, 2019 was 65.0%, as compared to 69.4% during the same period in 2018. The decrease in average portable storage utilization rate was driven by an increase in the number of portable storage average units on rent in the Modular - US segment.
Gross Profit: Our gross profit percentage was 40.0% and 38.4% for the six months ended June 30, 2019 and 2018, respectively. Our gross profit percentage, excluding the effects of depreciation, was 56.3% and 55.6% for the six months ended June 30, 2019 and 2018, respectively.
Gross profit increased $103.0 million, or 97.5%, to $208.6 million for the six months ended June 30, 2019 from $105.6 million for the six months ended June 30, 2018. The increase in gross profit is a result of a $132.1 million increase in modular leasing and services gross profit and increased new unit and rental unit gross profit of $8.6 million. Increases in modular leasing and services gross profit were primarily as a result of increased revenues due to additional units on rent as a result of recent acquisitions as well as increased margins due to favorable average monthly rental rates on modular space units and increased delivery and installation margins driven primarily by higher pricing per transaction. These increases were partially offset by increased depreciation of $37.8 million as a result of additional rental equipment acquired as part of the ModSpace acquisition, as well as continued capital investment in our existing rental equipment.
SG&A: SG&A increased $52.2 million, or 56.2%, to $145.1 million for the six months ended June 30, 2019, compared to $92.9 million for the six months ended June 30, 2018. $8.4 million of the SG&A increase was driven by discrete items during the period as integration cost increases of $10.5 million related to the Acton and ModSpace integrations and stock compensation expense increases of $2.0 million were partially offset by lower transaction costs, which reduced $4.1 million as compared to the prior year. Other drivers of the increase relate to increased employee costs of $20.2 million driven by the increased size of the workforce, net of realized employee cost synergies savings to date achieved as a result of the restructuring activities; and increased occupancy costs of $7.6 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 65% of redundant real estate locations. The remaining increases of $16.0 million are related to increased professional fees, insurance, computer, travel, office, bad debt, and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network.
We estimate cost synergies of approximately $14.8 million related to the Acton and ModSpace acquisitions were realized in the six months ended June 30, 2019, which compares to approximately $1.5 million of synergies realized for the six months ended June 30, 2018, bringing cumulative synergies related to the Acton, Tyson, and ModSpace acquisitions as of June 30, 2019 to approximately $21.2 million. This is consistent with our integration plans and we expect these activities to continue through 2019 as we continue our efforts to achieve expected annual reoccurring cost savings of over $70.0 million once our integration plans are fully executed and in our results.
Other Depreciation and Amortization: Other depreciation and amortization increased $2.2 million, or 55.0%, to $6.2 million for the six months ended June 30, 2019, compared to $4.0 million for the six months ended June 30, 2018. The increase was driven primarily by depreciation on property, plant and equipment and amortization of the trade name acquired as part of the ModSpace acquisition in the third quarter of 2018.
Impairment losses on Long-Lived Assets: Impairment losses on long-lived assets were $5.1 million for the six months ended June 30, 2019 as compared to $0.0 million for the six months ended June 30, 2018. In the current period, we reclassified certain branch facilities that we intend to exit from property, plant and equipment to held for sale and recognized an impairment on these assets as the estimated fair value less cost to sell was exceeded by the carrying value of the facilities. Additionally, one of the properties exited during the period was acquired as part of the ModSpace acquisition and had a favorable lease intangible. As a result of the exit of this property, the remaining net book value of the favorable lease intangible was deemed impaired, resulting in an impairment charge of $2.4 million.
Restructuring Costs: Restructuring costs were $7.1 million for the six months ended June 30, 2019 as compared to $1.1 million for the six months ended June 30, 2018. The 2019 restructuring charges relate primarily to employee termination and lease breakage costs related to the ModSpace acquisition and integration. The 2018 restructuring charges relate primarily to employee termination and lease breakage costs related to the Acton and Tyson acquisitions and integrations.

Currency (Gains) Losses, net: Currency gains, net increased by $2.3 million to a $0.7 million gain for the six months ended June 30, 2019 compared to a $1.6 million loss for the six months ended June 30, 2018. The increase in currency gains, net, in 2019 was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other Income, Net: Other income, net was $2.2 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively. Other income, net of $2.2 million for the six months ended June 30, 2019 was primarily related to the receipt of a $0.9 million settlement in the first quarter and the receipt of $1.1 million of insurance proceeds related to assets damaged during Hurricane Harvey in the second quarter. Other income, net of $4.4 million for the six months ended June 30, 2018 was also driven by the receipt of insurance proceeds related to assets damaged during Hurricane Harvey and contributed $4.8 million to other income, net, for the six months ended June 30, 2018.
Interest Expense: Interest expense increased $40.6 million, or 169.9%, to $64.5 million for the six months ended June 30, 2019 from $23.9 million for the six months ended June 30, 2018. The interest costs incurred during the six months ended June 30, 2018 relate to the change in the debt structure of the Company as a result of the ModSpace acquisition. In the third quarter of 2018, as part of financing the ModSpace acquisition, we upsized our ABL Facility to $1.425 billion, issued $300.0 million of 2023 Secured Notes, and issued $200.0 million of Unsecured Notes. Further, in the second quarter of 2019 we issued $190.0 million of Tack-on Notes in aggregate principal amount to the 2023 Secured Notes and used the proceeds to repay a portion of the ABL Facility. Subsequent to the issuance of the Tack-on Notes, we redeemed all $200.0 million in aggregate outstanding principal amount of the Unsecured Notes using proceeds from the ABL Facility. See Note 8 to the condensed consolidated financial statements for further discussion of our debt.
Loss on Extinguishment of Debt: Loss on extinguishment of debt increased $7.2 million, for the six months ended June 30, 2019 from $0.0 million for the six months ended June 30, 2018. This Company redeemed of $200.0 million in aggregate outstanding principal amount of the Unsecured Notes in the second quarter at a redemption price of 102.0%, plus a make-whole premium of 1.1%, for total premiums of 3.1%. As a result, the Company recorded a loss on extinguishment of $7.2 million, which included $6.2 million of premium and $1.0 million related to the write-off of unamortized deferred financing fees. This redemption was funded from the use of proceeds from the ABL Facility.
Income Tax Benefit: Income tax benefit decreased $6.3 million to $0.8 million benefit for the six months ended June 30, 2019 compared to a $7.1 million benefit for the six months ended June 30, 2018. The decrease in income tax benefit was driven by the discrete benefits recorded in the six months ended June 30, 2018 which did not occur in the six months ended June 30, 2019.

Business Segment Results
Our principal line of business is modular leasing and sales. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico.
The following tables and discussion summarize our reportable segment financial information for the three and six months ended June 30, 2019 and 2018. Future changes to our organizational structure may result in changes to the segments disclosed.
Comparison of Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30, 2019
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$238,861	$27,264	$266,125
Gross profit	$94,829	$9,067	$103,896
Adjusted EBITDA	$81,380	$7,347	$88,727
Capital expenditures for rental equipment	$58,241	$2,974	$61,215
Modular space units on rent (average during the period)	83,273	9,027	92,300
Average modular space utilization rate	74.1%	56.3%	71.9%
Average modular space monthly rental rate	$612	$603	$611
Portable storage units on rent (average during the period)	16,146	398	16,544
Average portable storage utilization rate	63.6%	50.8%	63.3%
Average portable storage monthly rental rate	$121	$121	$121

	Three Months Ended June 30, 2018
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$124,813	$15,520	$140,333
Gross profit	$49,741	$4,899	$54,640
Adjusted EBITDA	$38,104	$3,812	$41,916
Capital expenditures for rental equipment	$30,931	$1,748	$32,679
Modular space units on rent (average during the period)	48,997	5,524	54,521
Average modular space utilization rate	72.2%	57.1%	70.3%
Average modular space monthly rental rate	$549	$573	$551
Portable storage units on rent (average during the period)	13,127	369	13,496
Average portable storage utilization rate	68.5%	57.4%	68.1%
Average portable storage monthly rental rate	$120	$116	$119
Modular - US Segment
Revenue: Total revenue increased $114.1 million, or 91.4%, to $238.9 million for the three months ended June 30, 2019 from $124.8 million for the three months ended June 30, 2018. Modular leasing revenue increased $79.5 million, or 87.4%, driven by improved volumes and pricing. Average modular space units on rent increased 34,276 units, or 70.0%. Average modular space monthly rental rates increased 11.5% for the three months ended June 30, 2019. Units acquired as part of the ModSpace acquisition helped drive improved volumes as well as increased modular delivery and installation revenues on the combined rental fleet of 93.4%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. The increases in leasing and services revenue were complemented by increases in sales revenues. New unit sales revenue increased $6.3 million, or 153.7%, and rental unit sales revenue increased $2.7 million, or 117.4%. The increase year-over-year in new sales was primarily driven by a single large sale project. Increases in rental unit sales were primarily a result of the ModSpace acquisition and our larger post-acquisition sales team and fleet size.
On a pro forma basis, including results of the WillScot and ModSpace for all periods presented, pricing improvement continued in the second quarter, with increases in pro forma average modular space monthly rental rates of $85, or 16.1%, year over year for the three months ended June 30, 2019. Modular space units on rent decreased 4.2% on a pro forma basis to 83,273 and pro forma utilization for our modular space units increased to 74.1%, up 20 bps from 73.9% for the three months ended June 30, 2018.
Gross Profit: Gross profit increased $45.1 million, or 90.7%, to $94.8 million for the three months ended June 30, 2019 from $49.7 million for the three months ended June 30, 2018. The increase in gross profit was driven by higher modular leasing and service revenues driven both by organic growth and through the ModSpace acquisition, as well as due to increased modular space leasing and modular space delivery and installation margins. The increase in gross profit from modular leasing and service revenues for the three months ended June 30, 2019 was partially offset by a $19.0 million increase in depreciation of rental equipment primarily related to units acquired in the ModSpace acquisition.
Adjusted EBITDA: Adjusted EBITDA increased $43.3 million, or 113.6%, to $81.4 million for the three months ended June 30, 2019 from $38.1 for the three months ended June 30, 2018. The increase was driven by higher modular leasing and services gross profits discussed above, partially offset by increases in SG&A, excluding discrete items, of $21.4 million. Increases in SG&A, excluding discrete items, primarily related to increased employee costs of $9.5 million driven by the increased size of the workforce, net of realized employee cost synergies savings to date achieved as a result of the restructuring activities; and increased occupancy costs of $2.5 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 65% of redundant real estate locations. The remaining increases in SG&A of $9.4 million are primarily related to increased professional fees, insurance, computer, travel, office costs, bad debt and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $27.2 million, or 87.7%, to $58.2 million for the three months ended June 30, 2019 from $31.0 million for the three months ended June 30, 2018. Net capital expenditures for rental equipment also increased $25.0 million, or 91.9%, to $52.2 million. The increases for both were driven by increased spend for refurbishments and VAPS to drive revenue growth and for maintenance of a larger fleet following our recent acquisitions.
Modular - Other North America Segment
Revenue: Total revenue increased $11.8 million, or 76.1%, to $27.3 million for the three months ended June 30, 2019 from $15.5 million for the three months ended June 30, 2018. Modular leasing revenue increased $6.8 million, or 66.0%, driven by improved volumes and pricing in the quarter. Average modular space units on rent increased by 3,503 units, or 63.4%, for the period, and average modular space monthly rental rates increased 5.2%. Improved volumes were driven by units acquired as part of the ModSpace acquisition and improved pricing was driven primarily through continued growth in our “Ready to Work” solutions and increased VAPS penetration across the combined post-acquisition customer base. Modular delivery and installation revenues decreased $0.5 million, or 12.5%. New unit sales were $1.2 million and $1.1 million, and rental unit sales revenue was $5.5 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively.  The increases in new unit sales and rental unit sales were primarily driven by the ModSpace acquisition, a single large rental unit sale project and our larger post-acquisition sales team and fleet size.
On a pro forma basis, including results of WillScot and ModSpace for all periods presented, pro forma average modular space monthly rental rates increased $32, or 5.6%, for the three months ended June 30, 2019. Modular space units on rent decreased 2.4% on a pro forma basis to 9,027 and pro forma utilization for our modular space units decreased to 56.3%, down 50 bps from 56.8%, for the three months ended June 30, 2018.
Gross Profit: Gross profit increased $4.2 million, or 85.7%, to $9.1 million for the three months ended June 30, 2019 from $4.9 for the three months ended June 30, 2018. The effects of favorable foreign currency movements increased gross profit by less than $0.1 million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, was driven primarily by increased leasing and services revenues and margins as a result of higher modular space units on rent and average monthly rental rates. Additionally, rental unit sales gross profit increased due to higher volume. These increases were slightly offset by increased depreciation of rental equipment of $1.5 million for three months ended June 30, 2019.
Adjusted EBITDA: Adjusted EBITDA increased $3.5 million, or 92.1%, to $7.3 million for the three months ended June 30, 2019 from $3.8 million for the three months ended June 30, 2018. This increase was driven by increased leasing and services gross profit as a result of increased modular space volumes and average monthly rental rates, increased rental unit sales gross profit, partially offset by increased SG&A, excluding discrete items, of $2.1 million, also driven by the ModSpace acquisition, consisting primarily of increased employee costs of $0.8 million and increased occupancy costs of $0.8 million.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $1.3 million, or 76.5%, to $3.0 million for the three months ended June 30, 2019 from $1.7 million for the three months ended June 30, 2018. The increase was driven by increased spend for new fleet and VAPS to drive revenue growth and for maintenance of a larger fleet following the ModSpace acquisition. Net capital expenditures decreased $4.1 million, or 256.3%, to negative $2.5 million as a result of increased rental unit sales in the period that exceeded capital expenditures for rental equipment.
Comparison of Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30, 2019
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$470,337	$50,796	$521,133
Gross profit	$190,079	$18,471	$208,550
Adjusted EBITDA	$158,148	$15,087	$173,235
Capital expenditures for rental equipment	$108,162	$4,926	$113,088
Modular space units on rent (average during the period)	83,873	8,936	92,809
Average modular space utilization rate	74.6%	55.7%	72.2%
Average modular space monthly rental rate	$594	$578	$593
Portable storage units on rent (average during the period)	16,602	404	17,006
Average portable storage utilization rate	65.4%	51.6%	65.0%
Average portable storage monthly rental rate	$120	$115	$120

	Six Months Ended June 30, 2018
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$246,900	$28,184	$275,084
Gross profit	$96,549	$9,012	$105,561
Adjusted EBITDA	$70,716	$6,692	$77,408
Capital expenditures for rental equipment	$61,455	$3,308	$64,763
Modular space units on rent (average during the period)	48,841	5,487	54,328
Average modular space utilization rate	72.2%	57.0%	70.3%
Average modular space monthly rental rate	$541	$557	$543
Portable storage units on rent (average during the period)	13,434	364	13,798
Average portable storage utilization rate	69.8%	56.4%	69.4%
Average portable storage monthly rental rate	$118	$116	$118
Modular - US Segment
Revenue: Total revenue increased $223.4 million, or 90.5%, to $470.3 million for the six months ended June 30, 2019 from $246.9 million for the six months ended June 30, 2018. Modular leasing revenue increased $154.5 million, or 86.4%, driven by improved volumes and pricing. Average modular space units on rent increased 35,032 units, or 71.7%. Average modular space monthly rental rates increased 9.8% for the six months ended June 30, 2019. Improved volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues on the combined rental fleet of 93.2%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. The increases in leasing and services revenue were complemented by increases in sales revenues. New unit sales revenue increased $13.4 million, or 121.8% and rental unit sales revenue increased $7.6 million, or 133.3%. Increases in new unit sales and rental unit sales was primarily a result of the ModSpace acquisition and our larger post-acquisition sales team and fleet size.
On a pro forma basis, including results of the WillScot and ModSpace for all periods presented, pricing improvement continued in the second quarter, with increases in pro forma average modular space monthly rental rates of $76, or 14.7% year over year for the six months ended June 30, 2019. Modular space units on rent decreased 3.1% on a pro forma basis to 83,873 and pro forma utilization for our modular space units increased to 74.6%, up 100 bps from 73.6% for the six months ended June 30, 2018.
Gross Profit: Gross profit increased $93.5 million, or 96.8%, to $190.1 million for the six months ended June 30, 2019 from $96.6 million for the six months ended June 30, 2018. The increase in gross profit was driven by higher modular leasing and service revenues driven both by organic growth and through the ModSpace acquisition, as well as due to increased modular space leasing and modular space delivery and installation margins. The increase in gross profit from modular leasing and service revenues was partially offset by an $34.8 million increase in depreciation of rental equipment primarily related to units acquired in the ModSpace acquisition for the six months ended June 30, 2019.
Adjusted EBITDA: Adjusted EBITDA increased $87.4 million, or 123.6%, to $158.1 million for the six months ended June 30, 2019 from $70.7 million for the six months ended June 30, 2018. The increase was driven by higher modular leasing and services gross profits discussed above, partially offset by increases in SG&A, excluding discrete items, of $39.4 million, primarily related to increased employee costs of $18.4 million driven by the increased size of the workforce, net of realized employee cost synergies savings to date achieved as a result of the restructuring activities; and increased occupancy costs of $6.0 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 65% of redundant real estate locations. The remaining increases of $15.0 million are primarily related to increased professional fees, insurance, computer, travel, office costs, bad debt and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $46.7 million, or 75.9%, to $108.2 million for the six months ended June 30, 2019 from $61.5 million for the six months ended June 30, 2018. Net capital expenditures for rental equipment also increased $43.9 million, or 87.8%, to $93.9 million. The increases for both were driven by increased spend for refurbishments and VAPS to drive revenue growth and for maintenance of a larger fleet following our recent acquisitions.
Modular - Other North America Segment
Revenue: Total revenue increased $22.6 million, or 80.1%, to $50.8 million for the six months ended June 30, 2019 from $28.2 million for the six months ended June 30, 2018. Modular leasing revenue increased $12.8 million, or 65.3%, driven by improved volumes and pricing in the quarter. Average modular space units on rent increased by 3,449 units, or 62.9%, for the period, and average modular space monthly rental rates increased 3.8%. Improved volumes were driven by units acquired as part of the ModSpace acquisition and improved pricing was driven primarily through continued growth in our “Ready to

Work” solutions and increased VAPS penetration across the combined post-acquisition customer base. Modular delivery and installation revenues increased $1.2 million, or 19.0%. New unit sales were $2.1 million and $1.7 million, and rental unit sales revenue was $8.8 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in modular delivery and installation revenues, new unit sales, and rental unit sales were primarily driven by the ModSpace acquisition and our larger post-acquisition sales team and fleet size.
On a pro forma basis, including results of the WillScot and ModSpace for all periods presented, pro forma average modular space monthly rental rates increased $13, or 2.3%, for the six months ended June 30, 2019. Modular space units on rent decreased 2.9% on a pro forma basis to 8,936 and pro forma utilization for our modular space units decreased to 55.7%, down 90 bps from 56.6% for the six months ended June 30, 2018.
Gross Profit: Gross profit increased $9.5 million, or 105.6%, to $18.5 million for the six months ended June 30, 2019 from $9.0 for the six months ended June 30, 2018. The increase in gross profit, excluding the effects of foreign currency, was driven primarily by increased leasing and services revenues and margins as a result of higher modular space units on rent and average monthly rental rates. Additionally, rental unit sales gross profit increased due to higher volume. These increases were slightly offset by increased depreciation of rental equipment of $3.0 million for six months ended June 30, 2019.
Adjusted EBITDA: Adjusted EBITDA increased $8.4 million, or 125.4%, to $15.1 million for the six months ended June 30, 2019 from $6.7 million for the six months ended June 30, 2018. This increase was driven by increased leasing and services gross profit as a result of increased modular space volumes and average monthly rental rates, increased rental unit sales gross profit, partially offset by increased SG&A, excluding discrete items, of $4.1 million, also driven by the ModSpace acquisition, consisting primarily of increased employee costs of $1.8 million and increased occupancy costs of $1.6 million.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $1.6 million, or 48.5%, to $4.9 million for the six months ended June 30, 2019 from $3.3 million for the six months ended June 30, 2018. The increase was driven by increased spend for new fleet and VAPS to drive revenue growth and for maintenance of a larger fleet following the ModSpace acquisition. Net capital expenditures decreased $6.6 million, or 244.4%, to negative $3.9 million as a result of increased rental unit sales in the period that exceeded capital expenditures for rental equipment.

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
•Non-cash impairment charges associated with goodwill and other long-lived assets.
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
Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following table provides an unaudited reconciliation of Net (loss) income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net (loss) income	$(11,775)	$379	$(22,936)	$(6,456)
Income tax benefit	(1,180)	(6,645)	(802)	(7,065)
Loss on extinguishment of debt	7,244	—	7,244	—
Interest expense	32,524	12,155	64,496	23,874
Depreciation and amortization	47,135	25,040	91,242	51,321
Currency (gains) losses, net	(354)	572	(670)	1,596
Goodwill and other impairments	2,786	—	5,076	—
Restructuring costs	1,150	449	7,103	1,077
Transaction costs	—	4,118	—	4,118
Integration costs	8,242	4,785	18,380	7,415
Stock compensation expense	1,900	1,054	3,190	1,175
Other expense	1,055	9	912	353
Adjusted EBITDA	$88,727	$41,916	$173,235	$77,408
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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue (A)	$266,125	$140,333	$521,133	$275,084

Gross profit (B)	$103,896	$54,640	$208,550	$105,561
Depreciation of rental equipment	43,968	23,470	85,071	47,315
Adjusted Gross Profit (C)	$147,864	$78,110	$293,621	$152,876

Gross Profit Percentage (B/A)	39.0%	38.9%	40.0%	38.4%
Adjusted Gross Profit Percentage (C/A)	55.6%	55.7%	56.3%	55.6%

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
The following table provides an unaudited reconciliation of purchase of rental equipment to Net CAPEX and to Net CAPEX for Rental Equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Total purchases of rental equipment and refurbishments	$(61,215)	$(32,679)	$(113,088)	$(64,763)
Total proceeds from sale of rental equipment	11,482	3,905	23,083	12,033
Net Capital Expenditures for Rental Equipment	(49,733)	(28,774)	(90,005)	(52,730)
Purchase of property, plant and equipment	(2,270)	(616)	(3,899)	(1,616)
Net Capital Expenditures	$(52,003)	$(29,390)	$(93,904)	$(54,346)

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
At June 30, 2019, the Borrowers had $486.9 million of available borrowing capacity under the ABL Facility, including $352.5 million under the US ABL Facility and $134.4 million under the Canadian ABL Facility.
Cash Flow Comparison of the Six Months Ended June 30, 2019 and 2018
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash from operating activities	$60,054	$18,800
Net cash from investing activities	(85,013)	(77,671)
Net cash from financing activities	21,351	57,963
Effect of exchange rate changes on cash and cash equivalents	140	(96)
Net change in cash and cash equivalents	$(3,468)	$(1,004)
Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2019 was $60.1 million as compared to $18.8 million for the six months ended June 30, 2018, an increase of $41.3 million. The increase was primarily due to an increase of $51.6 million of net income, adjusted for non-cash items, during 2019 compared to 2018 due to the impact of the ModSpace acquisition on revenue and gross profit, which is reflected in the first half of 2019, but is not included in 2018. The increase in net income, adjusted for non-cash items, was partially offset by a decrease of $10.3 million in the net movements of the operating assets and liabilities. The decrease related to the operating assets and liabilities was attributable to an increase in accounts receivable and an increase in cash interest payments in the first six months of 2019, partially offset by an increase in accounts payable and deferred revenue.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2019 was $85.0 million as compared to $77.7 million for the six months ended June 30, 2018, an increase of $7.3 million. The overall increase in cash used in investing activities was driven by an increase in capital expenditures of $50.6 million in 2019 that was primarily a result of increased refurbishments of existing fleet, following our recent acquisitions, and purchases of VAPS to drive revenue growth. The increase in cash used in investing activities was partially offset by a $24.0 million decrease in cash used for business acquisitions, an $11.1 million increase in proceeds from the sale of rental equipment, and an $8.2 million increase in proceeds from the sale of property, plant, and equipment. The decrease in cash used in business acquisitions is due to the acquisition of Tyson in the first half of 2018 with no business acquisitions during the first half 2019. Proceeds from the sale of rental equipment increased due to increased sales volume as a result of the acquisition of ModSpace. Proceeds from the sale of property, plant and equipment increased primarily as a result of the sale of two held for sale properties during the second quarter of 2019 as part of the ongoing integration and consolidation process following the acquisition of ModSpace.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2019 was $21.4 million as compared to $58.0 million for the six months ended June 30, 2018, a decrease of $36.6 million. The decrease is primarily driven by the repayment of the $200.0 million Unsecured Notes and the corresponding $6.2 million of premium payments, $17.0 million of decreased borrowings, net of repayments, on the Company's ABL Facility during 2019, and $2.7 million of payments of financing costs, net of premiums received, related to the Tack-on Notes. We borrowed $24.0 million on the ABL Facility to purchase Tyson in the first quarter of 2018, and did not have any acquisitions in 2019, which drove the overall decrease in borrowings on the ABL Facility. The decrease in cash provided by financing activities was partially offset by the issuance of $190.0 million of Tack-On Notes in the second quarter of 2019.
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

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$60,054	$18,800
Purchase of rental equipment and refurbishments	(113,088)	(64,763)
Proceeds from sale of rental equipment	23,083	12,033
Purchase of property, plant and equipment	(3,899)	(1,616)
Proceeds from the sale of property, plant and equipment	8,891	681
Free Cash Flow	$(24,959)	$(34,865)
Free Cash Flow for the six months ended June 30, 2019 was an outflow of $25.0 million as compared to an outflow of $34.9 million for the six months ended June 30, 2018, an increase in Free Cash Flow of $9.9 million. Free Cash Flow increased year over year principally driven by increases in Adjusted EBITDA of $95.8 million, or 123.8%, for the six months ended June 30, 2018 and an increase of $8.2 million in proceeds from the sale of property, plant, and equipment as a result of the sale of surplus real estate in the period. These increases were partially offset by an increase in integration, restructuring, and transaction costs incurred of $12.9 million primarily related to the ModSpace integration, increased interest paid during the period of $43.0 million due to increased debt on the US ABL Facility and as a result of the issuance of the 2023 Secured Notes and the Unsecured Notes which were not in place during the six months ended June 30, 2018, and a Net CAPEX increase of $39.6 million as a result of the increased fleet size and our investment in refurbishments of rental equipment and VAPS.

Contractual Obligations
Other than changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2018 Form 10-K as updated in our Form 10-Q for the three and six months June 30, 2019.

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
Other than adoption of recent accounting standards as discussed in Note 1 to the notes to our unaudited condensed consolidated financial statements, there were no significant changes to our critical accounting policies during the six months ended June 30, 2019.

Recently Issued Accounting Standards
Refer to Part I, Item 1, Note 1 of the notes to our financial statements included in this Form 10-Q for our assessment of recently issued and adopted accounting standards.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Act of 1934, as amended. The words “estimates,” “expects,” “anticipates,” “believes,” “forecasts,” “plans,” “intends,” “may,” “will,” “should,” “shall,” “outlook,” “guidance” and variations of these words and similar expressions identify forward-looking statements, which are generally not historical in nature and relate to expectations for future financial performance or business strategies or objectives.
Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Although WillScot believes that these forward-looking statements are based on reasonable assumptions, it can give no assurance that any such forward-looking statement will materialize.
Important factors that may affect actual results or outcomes include, among others:
•our ability to effectively compete in the modular space and portable storage industry;
•changes in demand within a number of key industry end-markets and geographic regions;
•our ability to manage growth and execute our business plan;
•rising costs adversely affecting our profitability (including cost increases resulting from tariffs);
•effective management of our rental equipment;
•our ability to acquire and successfully integrate new operations and achieve desired synergies;
•the effect of changes in state building codes on our ability to remarket our buildings;
•our ability to effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment;
•foreign currency exchange rate exposure;
•our reliance on third party manufacturers and suppliers;
•risks associated with labor relations, labor costs and labor disruptions;
•failure to retain key personnel;
•and such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our Form 10-K for the year ending December 31, 2018), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.
Any forward-looking statement speaks only at the date which it is made, and WillScot undertakes no obligation, and disclaims any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks from changes in foreign currency exchange rates and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $920.5 million in outstanding principal under the ABL Facility at June 30, 2019.
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
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $2.3 million.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2019, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. Legal Proceedings
As of June 30, 2019, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 1A. Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018, which have not materially changed other than as reflected below.
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

ITEM 2. Unregistered Sales of Equity Securities
None.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1		Form of Performance-Based RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 22, 2019)
10.2		Amended Employment Letter with Sally Shanks dated March 18, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 21, 2019)
10.3		Separation and Release Claims Agreement with Bradley L. Bacon dated May 17, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 17, 2019)
10.4		Employment Agreement with Hezron Timothy Lopez (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 19, 2019)
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith
**Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	August 2, 2019		Timothy D. Boswell
Chief Financial Officer (Principal Financial Officer)