Form 10-Q
period 2019-09-30
WillScot Corp
filed 2019-11-08
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Class A common stock, par value $0.0001 per share, outstanding: 108,751,354 shares at October 31, 2019.
Shares of Class B common stock, par value $0.0001 per share, outstanding: 8,024,419 shares at October 31, 2019.

WILLSCOT CORPORATION
Quarterly Report on Form 10-Q

PART I
ITEM 1. Financial Statements
WillScot Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2019 (unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$3,951	$8,958
Trade receivables, net of allowances for doubtful accounts at September 30, 2019 and December 31, 2018 of $15,113 and $9,340, respectively	250,488	206,502
Inventories	15,956	16,218
Prepaid expenses and other current assets	24,684	21,828
Assets held for sale	9,155	2,841
Total current assets	304,234	256,347
Rental equipment, net	1,952,829	1,929,290
Property, plant and equipment, net	186,956	183,750
Goodwill	234,597	247,017
Intangible assets, net	128,103	131,801
Other non-current assets	4,641	4,280
Total long-term assets	2,507,126	2,496,138
Total assets	$2,811,360	$2,752,485
Liabilities and equity
Accounts payable	$101,532	$90,353
Accrued liabilities	96,395	84,696
Accrued interest	13,386	20,237
Deferred revenue and customer deposits	87,702	71,778
Current portion of long-term debt	2,025	1,959
Total current liabilities	301,040	269,023
Long-term debt	1,710,160	1,674,540
Deferred tax liabilities	67,583	67,384
Deferred revenue and customer deposits	11,265	7,723
Other non-current liabilities	37,373	31,618
Long-term liabilities	1,826,381	1,781,265
Total liabilities	2,127,421	2,050,288
Commitments and contingencies (see Note 15)
Class A common stock: $0.0001 par, 400,000,000 shares authorized at September 30, 2019 and December 31, 2018; 108,751,354 and 108,508,997 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	11	11
Class B common stock: $0.0001 par, 100,000,000 shares authorized at September 30, 2019 and December 31, 2018; 8,024,419 shares issued and outstanding at September 30, 2019 and December 31, 2018	1	1
Additional paid-in-capital	2,394,091	2,389,548
Accumulated other comprehensive loss	(68,908)	(68,026)
Accumulated deficit	(1,703,699)	(1,683,319)
Total shareholders' equity	621,496	638,215
Non-controlling interest	62,443	63,982
Total equity	683,939	702,197
Total liabilities and equity	$2,811,360	$2,752,485
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenues:
Leasing and services revenue:
Modular leasing	$191,294	$141,660	$557,025	$340,171
Modular delivery and installation	61,883	46,777	168,643	104,440
Sales revenue:
New units	11,536	20,920	38,064	33,584
Rental units	7,627	9,567	29,741	15,813
Total revenues	272,340	218,924	793,473	494,008
Costs:
Costs of leasing and services:
Modular leasing	58,168	39,215	160,476	93,506
Modular delivery and installation	54,364	42,390	146,175	98,038
Costs of sales:
New units	7,421	15,089	26,298	23,780
Rental units	5,092	5,750	19,608	9,328
Depreciation of rental equipment	43,869	35,534	128,940	82,849
Gross profit	103,426	80,946	311,976	186,507
Expenses:
Selling, general and administrative	68,159	71,897	213,267	164,845
Other depreciation and amortization	3,707	3,720	9,878	7,726
Impairment losses on long-lived assets	—	—	5,076	—
Restructuring costs	1,980	6,137	9,083	7,214
Currency losses (gains), net	234	(425)	(436)	1,171
Other income, net	(1,053)	(594)	(3,293)	(5,013)
Operating income	30,399	211	78,401	10,564
Interest expense	30,857	43,447	95,353	67,321
Loss on extinguishment of debt	—	—	7,244	—
Loss from operations before income tax	(458)	(43,236)	(24,196)	(56,757)
Income tax benefit	(1,220)	(6,507)	(2,022)	(13,572)
Net income (loss)	762	(36,729)	(22,174)	(43,185)
Net income (loss) attributable to non-controlling interest, net of tax	273	(3,210)	(1,449)	(3,715)
Net income (loss) attributable to WillScot	$489	$(33,519)	$(20,725)	$(39,470)

Net income (loss) per share attributable to WillScot - basic	$0.00	$(0.37)	$(0.19)	$(0.48)
Net income (loss) per share attributable to WillScot - diluted	0.00	(0.37)	(0.19)	(0.48)

Weighted average shares - basic	108,720,857	90,726,920	108,646,741	82,165,909
Weighted average shares - diluted	112,043,866	90,726,920	108,646,741	82,165,909
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$762	$(36,729)	$(22,174)	$(43,185)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense (benefit) of $0, $80, $0 and $(161) for the three and nine months ended September 30, 2019 and 2018, respectively	(2,799)	2,298	5,616	(82)
Net loss on derivatives, net of income tax benefit of $153, $0, $2,016 and $0 for the three and nine months ended September 30, 2019 and 2018, respectively	(500)	—	(6,588)	—
Comprehensive loss	(2,537)	(34,431)	(23,146)	(43,267)
Comprehensive loss attributable to non-controlling interest	(28)	(2,967)	(1,539)	(3,741)
Total comprehensive loss attributable to WillScot	$(2,509)	$(31,464)	$(21,607)	$(39,526)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)

Nine Months Ended September 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2018	108,509	$11	8,024	$1	$2,389,548	$(68,026)	$(1,683,319)	$638,215	$63,982	$702,197
Net loss	—	—	—	—	—	—	(10,301)	(10,301)	(860)	(11,161)
Other comprehensive income	—	—	—	—	—	1,748	—	1,748	166	1,914
Adoption of ASC 606	—	—	—	—	—	—	345	345	—	345
Stock-based compensation	184	—	—	—	636	—	—	636	—	636
Balance at March 31, 2019	108,693	11	8,024	1	2,390,184	(66,278)	(1,693,275)	630,643	63,288	693,931
Net loss	—	—	—	—	—	—	(10,913)	(10,913)	(862)	(11,775)
Other comprehensive income	—	—	—	—	—	368	—	368	45	413
Stock-based compensation	6	—	—	—	1,901	—	—	1,901	—	1,901
Balance at June 30, 2019	108,699	11	8,024	1	2,392,085	(65,910)	(1,704,188)	621,999	62,471	684,470
Net income	—	—	—	—	—	—	489	489	273	762
Other comprehensive loss	—	—	—	—	—	(2,998)	—	(2,998)	(301)	(3,299)
Issuance of common stock from the exercise of options	14	—	—	—	194	—	—	194	—	194
Stock-based compensation and issuance of common stock from vesting	38	—	—	—	1,812	—	—	1,812	—	1,812
Balance at September 30, 2019	108,751	$11	8,024	$1	$2,394,091	$(68,908)	$(1,703,699)	$621,496	$62,443	$683,939

Nine Months Ended September 30, 2018
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2017	84,645	$8	8,024	$1	$2,121,926	$(49,497)	$(1,636,819)	$435,619	$48,931	$484,550
Net loss	—	—	—	—	—	—	(6,187)	(6,187)	(648)	(6,835)
Other comprehensive income	—	—	—	—	—	239	—	239	24	263
Adoption of ASU 2018-02	—	—	—	—	—	(2,540)	2,540	—	—	—
Stock-based compensation	—	—	—	—	121	—	—	121	—	121
Balance at March 31, 2018	84,645	8	8,024	1	2,122,047	(51,798)	(1,640,466)	429,792	48,307	478,099
Net income	—	—	—	—	—	—	236	236	143	379
Other comprehensive loss	—	—	—	—	—	(2,619)	—	(2,619)	(293)	(2,912)
Stock-based compensation	—	—	—	—	1,054	—	—	1,054	—	1,054
Balance at June 30, 2018	84,645	8	8,024	1	2,123,101	(54,417)	(1,640,230)	428,463	48,157	476,620
Net loss	—	—	—	—	—	—	(33,519)	(33,519)	(3,210)	(36,729)
Other comprehensive income	—	—	—	—	—	2,298	—	2,298	243	2,541
Stock-based compensation	—	—	—	—	1,050	—	—	1,050	—	1,050
Issuance of common stock and contribution of proceeds to WSII	9,200	1	—	—	131,544	—	—	131,545	7,574	139,119
Acquisition of ModSpace and the related financing transactions including stock and warrants	6,458	1	—	—	134,493	—	—	134,494	13,614	148,108
Balance at September 30, 2018	100,303	$10	8,024	$1	$2,390,188	$(52,119)	$(1,673,749)	$664,331	$66,378	$730,709

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Operating activities:
Net loss	$(22,174)	$(43,185)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,712	91,587
Provision for doubtful accounts	11,817	5,436
Impairment losses on long-lived assets	5,076	—
Gain on sale of rental equipment and other property, plant and equipment	(8,553)	(11,194)
Amortization of debt discounts and debt issuance costs	8,732	4,801
Loss on extinguishment of debt	7,244	—
Stock-based compensation expense	5,003	2,225
Deferred income tax benefit	(2,456)	(14,340)
Unrealized currency (gains) losses	(427)	773
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(64,385)	(26,229)
Inventories	284	(553)
Prepaid and other assets	(1,734)	173
Accrued interest	(6,851)	12,902
Accounts payable and other accrued liabilities	7,324	(11,969)
Deferred revenue and customer deposits	19,464	5,153
Net cash provided by operating activities	99,076	15,580
Investing activities:
Acquisition of a business - ModSpace	—	(1,060,140)
Acquisition of a business - Tyson	—	(24,006)
Proceeds from sale of rental equipment	31,504	21,593
Purchase of rental equipment and refurbishments	(160,877)	(111,505)
Proceeds from the sale of property, plant and equipment	13,199	681
Purchase of property, plant and equipment	(6,600)	(3,091)
Net cash used in investing activities	(122,774)	(1,176,468)
Financing activities:
Receipts from issuance of common stock	194	147,200
Receipts from borrowings	489,207	1,184,601
Payment of financing costs	(2,623)	(34,770)
Repayment of borrowings	(461,162)	(135,537)
Principal payments on capital lease obligations	(83)	(88)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(654)	—
Payment of make-whole premium on Unsecured Notes redemption	(6,252)	—
Net cash provided by financing activities	18,627	1,161,406
Effect of exchange rate changes on cash and cash equivalents	64	68
Net change in cash and cash equivalents	(5,007)	586
Cash and cash equivalents at the beginning of the period	8,958	9,185
Cash and cash equivalents at the end of the period	$3,951	$9,771

Supplemental cash flow information:
Interest paid	$94,908	$28,721
Income taxes paid, net	$547	$2,339
Capital expenditures accrued or payable	$26,444	$17,478
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the US (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, the results of operations and cash flows for the interim periods presented.
The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in WillScot's Annual Report on Form 10-K for the year ended December 31, 2018.
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
Recently Issued and Adopted Accounting Standards
The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act provided to EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until it is required to comply with such standards. WillScot will be deemed to be a large accelerated filer, and cease to qualify as an EGC, as of December 31, 2019.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which prescribes that financial assets (or a group of financial assets) should be measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to these financial assets should be recorded through an allowance for credit losses. The new standard is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company continues to evaluate the impacts of adopting the standard on the financial statements and will adopt the standard effective January 1, 2020.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASC 842"). This guidance revises existing practice related to accounting for leases under ASC Topic 840, Leases (“ASC 840”) for both lessees and lessors. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged. This guidance is effective for non-public entities for fiscal years beginning after December 15, 2019 and interim periods within those annual periods using a modified retrospective transition approach. Early adoption is permitted for all entities. However, based on WillScot's expectation that it will cease to be an EGC as of December 31, 2019, the Company will adopt the new standard in the fourth quarter of 2019 with a retroactive adoption to January 1, 2019.
The Company plans to take advantage of the transition package of practical expedients permitted within ASC 842 which allows the Company not to reassess (i) whether any expired or existing lease contracts are or contain leases, (ii) the historical lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. Upon adoption, the Company currently expects to record ROU assets between $135.0 million and $145.0 million, and operating lease liabilities between $135.0 million and $145.0 million, as of January 1, 2019, primarily related to its real estate and equipment leases. In connection with the adoption of ASC 842, the Company will also reverse the previous accounting for certain sale-leaseback transactions (as discussed in Note 8), and reduce property, plant and equipment by $31.0 million, reduce outstanding debt by $36.0 million and increase January 1, 2019 equity by $5.0 million.
Additionally, as discussed in Note 3, the Company's equipment rental revenues will be accounted for under the current lease accounting standard, ASC 840, until the adoption of the new lease accounting standard ASC 842. There may be changes in the timing of recognition under the new standard, but the Company does not anticipate a significant change to modular leasing revenue at adoption.

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

Opening Balance Sheet
The purchase price of ModSpace was assigned to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition, August 15, 2018. The Company estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, contributory asset charges, and estimates made by management. The Company completed the final assignment of the fair value of the ModSpace acquisition, including the final assignment of goodwill to the Company's reporting units as of August 15, 2019. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date, August 15, 2018 and the adjustments made to these balances during the period ended September 30, 2019.

(in thousands)	December 31, 2018	Adjustments	August 15, 2019
Trade receivables, net (a)	$81,320	$(8,175)	$73,145
Prepaid expenses and other current assets	17,342	965	18,307
Inventories	4,757	—	4,757
Rental equipment	853,986	(1,210)	852,776
Property, plant and equipment (b)	110,413	27,248	137,661
Intangible assets:
Favorable leases (c)	3,976	—	3,976
Trade name (c)	3,000	—	3,000
Deferred tax assets, net	1,855	(1,855)	—
Total identifiable assets acquired	$1,076,649	$16,973	$1,093,622

Accrued liabilities	$31,551	$1,936	$33,487
Accounts payable	37,678	421	38,099
Deferred revenue and customer deposits	15,938	—	15,938
Deferred tax liabilities	—	1,154	1,154
Total liabilities assumed	$85,167	$3,511	$88,678

Total goodwill (d)	$215,764	$(13,462)	$202,302
(a) As of the acquisition date, the fair value of accounts receivable was $73.1 million and the gross contractual amount was $89.0 million. The Company analyzed information available at the time of acquisition in estimating uncollectible receivables and the fair value of remaining receivables. The Company's analysis, as of the acquisition date, included an assessment of the risk of collectability of receivables by analyzing historical payment trends, the status of collection efforts, and any other pertinent customer specific information that existed as of the acquisition date.
(b) Upon completion of the valuation analysis, the Company recorded a net increase in property, plant and equipment of $27.2 million related to the finalization of our acquired land valuations. The fair value of acquired land was determined using valuations from third party specialists which were based on sales prices for comparable assets at the date of acquisition.
(c) The trade name has an estimated useful life of 3 years. The favorable lease assets have an estimated useful life equivalent to the term of the lease.
(d) The goodwill is reflective of ModSpace’s going concern value and operational synergies that the Company expects to achieve that would not be available to other market participants. The goodwill presented on the balance sheet is not deductible for income tax purposes. The goodwill is assigned to the Modular – US and Modular – Other North America segments, defined in Note 16, in the amounts of $171.3 million and $31.0 million, respectively.

Pro Forma Information
The pro forma information below has been prepared using the purchase method of accounting, giving effect to the ModSpace acquisition as if it had been completed on January 1, 2018. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and also does not reflect additional revenue opportunities following the acquisition. The tables below present unaudited pro forma consolidated statements of operations information as if ModSpace had been included in the Company’s consolidated results for the nine months ended September 30, 2018:

(in thousands)	Nine Months Ended September 30, 2018
WillScot revenues	$494,008
ModSpace revenues	312,609
Pro forma revenues	$806,617

WillScot loss from operations before income tax	$(56,757)
ModSpace loss from operations before income tax	(7,456)
Loss from operations before income tax before pro forma adjustments	(64,213)
Pro forma adjustments to combined loss from operations before income tax:
Impact of fair value adjustments/useful life changes on depreciation (a)	(10,331)
Intangible asset amortization (b)	(750)
Interest expense (c)	(49,467)
Elimination of ModSpace interest (d)	20,279
Pro forma loss from operations before income tax (e)	(104,482)
Income tax benefit (f)	(24,971)
Pro forma net loss	$(79,511)
(a) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value adjustments of equipment acquired in the ModSpace acquisition. The useful lives assigned did not change significantly from the useful lives used by ModSpace.
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
(e) Pro forma loss from operations before income tax includes $7.2 million of restructuring expense, $14.9 million of integration costs, and $14.8 million of transaction costs incurred by WillScot for the nine months ended September 30, 2018. Additionally, pro forma loss from operations before income tax for the nine months ended September 30, 2018 also includes $20.5 million of interest expense associated with bridge financing fees incurred in connection with the acquisition of ModSpace.
(f) The pro forma tax rate applied to the ModSpace loss from operations before income tax is the same as the WillScot effective rate for the period.
Transaction and Integration Costs
The Company incurred $5.5 million and $23.9 million in integration costs within selling, general and administrative ("SG&A") expenses for the three and nine months ended September 30, 2019, respectively, related to the ModSpace acquisition. The Company incurred $7.5 million and $14.9 million in integration costs for the three and nine months ended September 30, 2018, respectively, related to the acquisitions of ModSpace, Acton Mobile Holdings LLC (“Acton”) and Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”)).
The Company incurred $10.7 million and $14.8 million in transaction costs for both the three and nine months ended September 30, 2018 related to the ModSpace acquisition.
Assets Held for Sale
In connection with the integration of ModSpace, during the nine months ended September 30, 2019, the Company reclassified eight branch facilities from property, plant and equipment to held for sale, in addition to the three held for sale properties that were recognized at December 31, 2018. During the nine months ended September 30, 2019, an impairment of $2.6 million was recorded related to these properties, and seven of these properties were sold for net cash proceeds of $12.9 million.
The fair value of the assets held for sale was determined using valuations from third party brokers, which were based on current sales prices for comparable assets, a Level 2 measurement.

NOTE 3 - Revenue
Adoption of ASU 2014-09
On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") as well as subsequent updates using the modified retrospective method applied to those contracts that were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under the guidance required by ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605, Revenue Recognition ("ASC 605"). The implementation of ASC 606 did not have a material impact on the Company’s financial results for the period ending September 30, 2019.
Revenue Recognition Policy
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
Modular Leasing and Services Revenue
The majority of revenue (69% for both the three and nine months ended September 30, 2019, and 63% and 67% for the three and nine months ended September 30, 2018, respectively) is generated by rental income subject to the guidance of ASC 840. The remaining revenue for 2019 and 2018 is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606 or ASC 605.
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
Rental equipment is leased primarily under operating leases and, from time to time, under sales-type lease arrangements. Operating lease minimum contractual terms generally range from 1 month to 60 months and averaged approximately 10 months across the Company's rental fleet for the nine months ended September 30, 2019.
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
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
US	$249,108	$199,771	$722,322	$450,874
Canada	19,309	14,351	58,982	31,196
Mexico	3,923	4,802	12,169	11,938
Total revenues	$272,340	$218,924	$793,473	$494,008

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
The Company’s revenue by major product and service line for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands)	Total	Total	Total	Total
Modular space leasing revenue	$131,555	$98,793	$384,580	$235,652
Portable storage leasing revenue	6,033	5,402	18,295	15,169
VAPS (a)	40,944	28,469	118,005	68,478
Other leasing-related revenue (b)	12,762	8,996	36,145	20,872
Modular leasing revenue	191,294	141,660	557,025	340,171
Modular delivery and installation revenue	61,883	46,777	168,643	104,440
Total leasing and services revenue	253,177	188,437	725,668	444,611
Sale of new units	11,536	20,920	38,064	33,584
Sale of rental units	7,627	9,567	29,741	15,813
Total revenues	$272,340	$218,924	$793,473	$494,008
(a) Includes $4.0 million and $3.0 million of VAPS service revenue for the three months ended September 30, 2019 and 2018, respectively, and $11.9 million and $7.9 million of VAPS service revenue for the nine months ended September 30, 2019 and 2018, respectively.
(b) Primarily damage billings, delinquent payment charges, and other processing fees.
Receivables, Contract Assets and Liabilities
As reflected above, approximately 69% of the Company's rental revenue is accounted for under ASC 840 for both the three and nine months ended September 30, 2019. The customers that are responsible for the remaining revenue that is accounted for under ASC 606 (and ASC 605 prior to 2019) are generally the same customers that rent the Company's equipment. The Company manages credit risk associated with its accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both ASC 606 and ASC 840, the discussions below on credit risk and the Company's allowance for doubtful accounts address the Company's total revenues.
Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end user markets. The Company's top five customers with the largest open receivables balances represented 2.4% of the total receivables balance as of September 30, 2019. The Company manages credit risk through credit approvals, credit limits, and other monitoring procedures.
The Company's allowance for doubtful accounts reflects its estimate of the amount of receivables that it will be unable to collect based on specific customer risk and historical write-off experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowance. During the three and nine months ended September 30, 2019, the Company recognized bad debt expenses of $5.5 million and $11.8 million, respectively, within SG&A in its condensed consolidated statements of income, which included amounts written-off and changes in its allowances for doubtful accounts. During the three and nine months ended September 30, 2018, the Company recognized bad debt expenses of $3.1 million and $5.4 million, respectively.
When customers are billed in advance, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. As of January 1, 2019, the Company had approximately $32.1 million of deferred revenue that relates to removal services for lease transactions and advance billings for sale transactions, which are within the scope of ASC 606. As of September 30, 2019, the Company had approximately $46.3 million of deferred revenue relating to these services which are included in deferred revenue and customer deposits in the condensed consolidated balance sheets. During the nine months ended September 30, 2019, $8.2 million of previously deferred revenue relating to removal services for lease transactions and advance billings for sale transactions was recognized as revenue.
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

NOTE 4 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Raw materials and consumables	$15,956	$16,022
Work in process	—	196
Total inventories	$15,956	$16,218

NOTE 5 - Rental Equipment, net
Rental equipment, net, at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Modular units and portable storage	$2,430,505	$2,333,776
Value added products	115,762	90,526
Total rental equipment	2,546,267	2,424,302
Less: accumulated depreciation	(593,438)	(495,012)
Rental equipment, net	$1,952,829	$1,929,290
During the three and nine months ended September 30, 2019, the Company received $1.3 million and $2.4 million, respectively, in insurance proceeds related to assets damaged during Hurricane Harvey and Hurricane Irma. The insurance proceeds exceeded the book value of damaged assets, and the Company recorded gains of $0.4 million and $2.3 million which are reflected in other income, net, on the condensed consolidated statements of operations for three and nine months ended September 30, 2019, respectively.
During the three and nine months ended September 30, 2018, the Company received $0.0 million and $9.3 million, respectively, in insurance proceeds related to assets damaged during Hurricane Harvey. The insurance proceeds exceeded the book value of damaged assets, and the Company recorded gains of $0.0 million and $4.8 million which are reflected in other income, net, on the condensed consolidated statements of operations for three and nine months ended September 30, 2018, respectively.

NOTE 6 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular – US	Modular – Other North America	Total
Balance at January 1, 2018	$28,609	$—	$28,609
Acquisition of a business	183,711	35,128	218,839
Changes to preliminary purchase price accounting	944	—	944
Foreign currency translation	—	(1,375)	(1,375)
Balance at December 31, 2018	213,264	33,753	247,017
Changes to preliminary purchase price accounting	(9,331)	(4,069)	(13,400)
Foreign currency translation	—	980	980
Balance at September 30, 2019	$203,933	$30,664	$234,597
As described in Note 2, the Company acquired ModSpace in August 2018. The acquisition of ModSpace resulted in the recognition of $171.3 million and $31.0 million of goodwill in the Modular - US segment and Modular - Other North America segments, as defined in Note 16.
Impairment Indicator Analysis
The Company had no goodwill impairment during the nine months ended September 30, 2019 and there were no indicators of impairment as of September 30, 2019. There were indicators of impairment as of December 31, 2018, as detailed below.
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
There are inherent uncertainties and judgments involved when determining the fair value of the reporting units because the success of the reporting unit depends on the achievement of key assumptions developed by management including, but not limited to (i) achieving revenue growth through pricing, increased units on rent, increased penetration of VAPS, and other commercial strategies, (ii) efficient management of the Company's operations and the Company's fleet through maintenance and capital investment, and (iii) achieving margin expectations, including integration synergies with acquired companies.
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

NOTE 7 - Intangibles
Intangible assets at the respective balance sheet dates consisted of the following:

	September 30, 2019
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Favorable lease rights	4.6	$1,738	$(510)	$1,228
ModSpace trade name	1.9	3,000	(1,125)	1,875
Total intangible assets subject to amortization		4,738	(1,635)	3,103

Indefinite-lived intangible assets:
Trade name		125,000	—	125,000
Total intangible assets other than goodwill		$129,738	$(1,635)	$128,103

	December 31, 2018
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Favorable lease rights	6.7	$4,523	$(347)	$4,176
ModSpace trade name	2.7	3,000	(375)	2,625
Total intangible assets subject to amortization		7,523	(722)	6,801

Indefinite-lived intangible assets:
Trade name		125,000	—	125,000
Total intangible assets other than goodwill		$132,523	$(722)	$131,801
The Company assigned $3.0 million and $4.0 million to definite-lived intangible assets, related to the ModSpace trade name and favorable lease rights. The Company allocated $3.9 million and $0.1 million of the favorable lease rights to the Modular - US segment and Modular - Other North America segments, as defined in Note 16, respectively. The ModSpace trade name has an estimated useful life of three years and the favorable lease assets are amortized over the life of the leases. These intangibles are non-deductible for income tax purposes.
The aggregate amortization expense for intangible assets subject to amortization was $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, $0.3 million was recorded in other depreciation and amortization expense and $0.1 million related to the favorable lease rights was recorded in SG&A. For the nine months ended September 30, 2019, $0.8 million was recorded in other depreciation and amortization expense and $0.4 million related to the favorable lease rights was recorded in SG&A. The aggregate amortization expense for intangible assets subject to amortization was $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, $0.2 million was recorded in other depreciation and amortization expense. For the nine months ended September 30, 2018, $0.5 million was recorded in other depreciation and amortization expense and $0.1 million related to the favorable lease rights was recorded in SG&A.
The Company recognized a non-cash impairment charge of $2.4 million in impairment losses on long-lived assets during the nine months ended September 30, 2019 as a result of the closure of a branch location with a favorable lease asset which was acquired in the ModSpace acquisition.

NOTE 8 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	September 30, 2019	December 31, 2018
2022 Secured Notes	7.875%	2022	$293,530	$292,258
2023 Secured Notes	6.875%	2023	482,344	293,918
Unsecured Notes	10.000%	2023	—	198,931
US ABL Facility	Varies	2022	897,917	853,409
Canadian ABL Facility (a)	Varies	2022	—	—
Capital lease and other financing obligations			38,394	37,983
Total debt			1,712,185	1,676,499
Less: current portion of long-term debt			(2,025)	(1,959)
Total long-term debt			$1,710,160	$1,674,540
(a) As of September 30, 2019, the Company had no outstanding principal borrowings remaining on the Canadian ABL Facility and $2.3 million of related debt issuance costs. As there were no principal borrowings outstanding on the Canadian ABL Facility, the $2.3 million of debt issuance costs related to that facility are included in other non-current assets on the condensed consolidated balance sheet. As of December 31, 2018, the Company had $0.9 million of outstanding principal borrowings on the Canadian ABL Facility and $2.9 million of related debt issuance costs. $0.9 million of the related debt issuance costs are recorded as a direct offset against the principal of the Canadian ABL Facility and the remaining $2.0 million, in excess of principal, has been included in other non-current assets on the condensed consolidated balance sheet.
The Company is subject to various covenants and restrictions for the ABL Facility, the 2022 Secured Notes and the 2023 Secured Notes. The Company redeemed the Unsecured Notes on June 19, 2019 and has no remaining obligations related to the Unsecured Notes following the redemption. The Company was in compliance with all covenants related to debt as of September 30, 2019 and December 31, 2018.
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
At September 30, 2019, the weighted average interest rate for borrowings under the ABL Facility was 4.54%. The weighted average interest rate on the balance outstanding, as adjusted for the effects of the interest rate swap agreements was 4.99%. Refer to Note 14 for a more detailed discussion on interest rate management.
At September 30, 2019, the Borrowers had $489.2 million of available borrowing capacity under the ABL Facility, including $354.8 million under the US ABL Facility and $134.4 million under the Canadian ABL Facility. At December 31, 2018, the Borrowers had $532.6 million of available borrowing capacity under the ABL Facility, including $393.5 million under the US ABL Facility and $139.1 million under the Canadian ABL Facility.
The Company had issued $12.7 million and $13.0 million of standby letters of credit under the ABL Facility at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, letters of credit and guarantees carried fees of 2.625%.
The Company had $917.5 million and $879.4 million in outstanding principal under the ABL Facility at September 30, 2019 and December 31, 2018, respectively.
Debt issuance costs and discounts of $19.6 million and $26.0 million are included in the carrying value of the ABL Facility at September 30, 2019 and December 31, 2018, respectively.
2022 Senior Secured Notes
In connection with the closing of the Business Combination, WSII issued $300.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “2022 Secured Notes”) under an indenture dated November 29,

2017, entered into by and among WSII, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on June 15 and December 15, beginning June 15, 2018.
Unamortized debt issuance costs pertaining to the 2022 Secured Notes was $6.5 million and $7.7 million as of September 30, 2019 and December 31, 2018, respectively.
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
On May 14, 2019, WSII completed a tack-on offering of $190.0 million in aggregate principal amount to the Initial 2023 Secured Notes (the "Tack-on Notes"). The Tack-on Notes were issued as additional securities under an indenture, dated August 6, 2018, by and among the Issuer, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent. The Tack-On Notes and the Initial 2023 Secured Notes are treated as a single class of debt securities under the indenture (the "2023 Secured Notes") and together with the 2022 Secured Notes, the "Senior Secured Notes"). The Tack-On Notes have identical terms to the Initial 2023 Secured Notes, other than with respect to the issue date and issue price. WSII incurred a total of $3.0 million in debt issuance costs in connection with the tack-on offering, which were deferred and will be amortized through the August 15, 2023 maturity date. The Tack-on Notes were issued at a premium of $0.5 million which will be amortized through the August 15, 2023 maturity date. The proceeds of the Tack-On Notes were used to repay a portion of the US ABL Facility.
Unamortized debt issuance costs and discounts, net of premium, pertaining to the 2023 Secured Notes were $7.7 million and $6.1 million as of September 30, 2019 and December 31, 2018, respectively.
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
Prior to the redemption, the Unsecured Notes bore interest at a rate of 10% per annum. Interest was payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
Unamortized debt issuance costs and discounts pertaining to the Unsecured Notes were $1.1 million as of December 31, 2018.
Capital Lease and Other Financing Obligations
The Company’s capital lease and financing obligations primarily consisted of $38.4 million and $37.9 million under sale-leaseback transactions and $0.0 million and $0.1 million of capital leases at September 30, 2019 and December 31, 2018, respectively. The Company’s capital lease and financing obligations are presented net of $1.4 million and $1.6 million of debt issuance costs at September 30, 2019 and December 31, 2018, respectively. The Company’s capital leases primarily relate to real estate, equipment and vehicles and have interest rates ranging from 1.2% to 11.9%. In connection with the adoption of ASC 842, the financing obligations under sale-leaseback transactions will be reversed and the associated lease liabilities will be recorded as part of the operating lease liabilities.

NOTE 9 – Equity
Common Stock and Warrants
Common Stock
In connection with the stock compensation vesting and stock option exercises described in Note 13, the Company issued 242,357 shares of common stock during the nine months ended September 30, 2019.
Warrants
Double Eagle issued warrants to purchase its common stock as components of units sold in its initial public offering (the “Public Warrants”). Double Eagle also issued warrants to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants,” and together with the Public Warrants, the "2015 Warrants").
At September 30, 2019, 24,367,867 of the 2015 Warrants and 9,999,579 of the 2018 Warrants were outstanding.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCL"), net of tax, for the three and nine months ended September 30, 2019 and 2018 were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2018	$(62,608)	$(5,418)	$(68,026)
Total other comprehensive income (loss) prior to reclassifications	4,115	(2,636)	1,479
Reclassifications to the statements of operations	—	435	435
Less other comprehensive (income) loss attributable to non-controlling interest	(364)	198	(166)
Balance at March 31, 2019	(58,857)	(7,421)	(66,278)
Total other comprehensive income (loss) prior to reclassifications	4,300	(4,500)	(200)
Reclassifications to the statements of operations	—	613	613
Less other comprehensive (income) loss attributable to non-controlling interest	(396)	351	(45)
Balance at June 30, 2019	(54,953)	(10,957)	(65,910)
Total other comprehensive loss prior to reclassifications	(2,799)	(1,337)	(4,136)
Reclassifications to the statements of operations	—	837	837
Less other comprehensive loss attributable to non-controlling interest	256	45	301
Balance at September 30, 2019	$(57,496)	$(11,412)	$(68,908)

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2017	$(49,497)	$—	$(49,497)
Total other comprehensive income prior to reclassifications	263	—	263
Reclassifications to accumulated deficit(a)	(2,540)	—	(2,540)
Less other comprehensive income attributable to non-controlling interest	(24)	—	(24)
Balance at March 31, 2018	(51,798)	—	(51,798)
Total other comprehensive loss prior to reclassifications	(2,912)	—	(2,912)
Less other comprehensive loss attributable to non-controlling interest	293	—	293
Balance at June 30, 2018	(54,417)	—	(54,417)
Total other comprehensive income prior to reclassifications	2,541	—	2,541
Less other comprehensive loss attributable to non-controlling interest	(243)	—	(243)
Balance at September 30, 2018	$(52,119)	$—	$(52,119)
(a) In the first quarter of 2018, the Company elected to early adopt ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a discrete reclassification of $2.5 million from accumulated other comprehensive loss to accumulated deficit effective January 1, 2018.
For the three and nine months ended September 30, 2019, $0.8 million and $2.0 million was reclassified from AOCL into the condensed consolidated statement of operations within interest expense related to the interest rate swaps discussed in Note 14. For the three and nine months ended September 30, 2019, the Company recorded a tax benefit of $0.0 million and $0.1 million, respectively, associated with this reclassification.

NOTE 10 – Income Taxes
The Company recorded an income tax benefit of $1.2 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, and $6.5 million and $13.6 million for the three and nine months ended September 30, 2018, respectively.
The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 266.4% and 8.4%, respectively, and 15.0% and 23.9% for the corresponding periods in 2018. The Company did not recognize a tax benefit on the loss from operations for the three or nine months ended September 30, 2019 as it is not more likely than not that the benefit is realizable. A tax benefit will be recognized only when there is sufficient income to support realizability. The Company’s effective tax rate for the three and nine months ended September 30, 2019 is principally a result of discrete items. The higher effective rate for the three months ended September 30, 2019 is due to a smaller pre-tax loss from operations than the prior two quarters.
During the three and nine months ended September 30, 2019, the Company recognized income tax benefit of $1.2 million and $2.0 million, respectively, primarily attributable to (i) enacted legislative changes and (ii) valuation allowance adjustments generated by changes in provisional ModSpace balances recorded in 2019.
During the three and nine months ended September 30, 2018, the Company recognized income tax benefit of $0.6 million and $5.3 million, respectively, mainly related to enacted legislative changes in the second quarter of 2018.

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
The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	September 30, 2019				December 31, 2018
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
US ABL Facility	$897,917	$—	$917,500	$—	$853,409	$—	$878,500	$—
Canadian ABL Facility	—	—	—	—	—	—	918	—
2022 Secured Notes	293,530	—	314,535	—	292,258	—	297,027	—
2023 Secured Notes	482,344	—	514,318	—	293,918	—	288,633	—
Unsecured Notes	—	—	—	—	198,931	—	197,462	—
Total	$1,673,791	$—	$1,746,353	$—	$1,638,516	$—	$1,662,540	$—

The carrying value of the US ABL Facility, the Canadian ABL Facility, the 2022 Secured Notes and the 2023 Secured Notes includes $19.6 million, $0.0 million, $6.5 million and $7.7 million, respectively, of unamortized debt issuance costs as of September 30, 2019, which are presented as a direct reduction of the corresponding liability. The carrying value of the US ABL Facility, the Canadian ABL Facility and the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes includes $25.1 million, $0.9 million, $7.7 million, $6.1 million and $1.1 million, respectively of unamortized debt issuance costs for the year ended December 31, 2018, which are presented as a direct reduction of the corresponding liability.
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
The following is a summary of the activity in the Company’s restructuring accruals for three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(in thousands)	2019			2018
	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Balance at beginning of the period	$1,143	$1,764	$2,907	$967	$—	$967
Charges	321	1,659	1,980	2,715	3,422	6,137
Cash payments	(544)	(730)	(1,274)	(1,161)	(2,500)	(3,661)
Foreign currency translation	(91)	—	(91)	5	—	5
Non-cash movements	—	(324)	(324)	—	—	—
Balance at end of period	$829	$2,369	$3,198	$2,526	$922	$3,448

	Nine Months Ended September 30,
(in thousands)	2019			2018
	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Balance at beginning of the period	$4,544	$971	$5,515	$227	$—	$227
Charges	1,951	7,132	9,083	3,792	3,422	7,214
Cash payments	(5,476)	(3,745)	(9,221)	(1,491)	(2,500)	(3,991)
Foreign currency translation	(190)	—	(190)	(2)	—	(2)
Non-cash movements	—	(1,989)	(1,989)	—	—	—
Balance at end of period	$829	$2,369	$3,198	$2,526	$922	$3,448
The restructuring charges for the three and nine months ended September 30, 2019 relate primarily to employee termination costs and lease exit costs in connection with the integration of ModSpace. The Company initiated certain restructuring plans associated with the ModSpace acquisition in order to capture operating synergies as a result of integrating ModSpace into WillScot. The restructuring activities primarily include the termination of leases for duplicative branches and corporate facilities and the termination of employees in connection with the consolidation of these overlapping facilities and functions within our existing business. At September 30, 2019, the Company is substantially complete with actions related to employee costs. The Company is still in the process of evaluating and closing acquired facilities and anticipates that all actions will be taken by the end of the first half of 2020.
The restructuring charges for the three and nine months ended September 30, 2018 primarily relate to employee termination costs in connection with the integration of Acton, Tyson and ModSpace. As part of the restructuring plan, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the commencement of the restructuring plans to the actual date of termination.
Segments
The $2.0 million of restructuring charges for the three months ended September 30, 2019 includes $1.9 million of charges related to the Modular - US segment and $0.1 million of charges related to the Modular - Other North America segment. The $9.1 million of restructuring charges for the nine months ended September 30, 2019 includes $8.5 million of charges pertaining to the Modular - US segment and $0.6 million of charges pertaining to the Modular - Other North America segment.
The $6.1 million of restructuring charges for the three months ended September 30, 2018 includes $5.9 million of charges related to the Modular - US segment and $0.2 million of charges related to the Modular - Other North America segment. The $7.2 million of restructuring charges for the nine months ended September 30, 2018 include $7.0 million charges pertaining to the Modular - US segment and $0.2 million of charges related to the Modular - Other North America segment.

NOTE 13 - Stock-Based Compensation
During the nine months ended September 30, 2019, 478,400 time-based restricted stock units ("Time-Based RSUs") and 302,182 market-based restricted stock units ("Market-Based RSUs", and together with the Time-Based RSUs, the "RSUs"), and 52,755 restricted stock awards ("RSAs") were granted under the WillScot Corporation 2017 Incentive Award Plan (the "Plan"). No stock option awards were granted during the nine months ended September 30, 2019.
During the nine months ended September 30, 2019, 72,053 RSAs, 213,180 Time-Based RSUs, and 147,313 stock options vested in accordance with their terms, resulting in the issuance of 228,590 shares of common stock, net of 56,643 shares withheld to cover taxes. An additional 13,767 shares were issued as a result of the exercise of stock options during the nine months ended September 30, 2019. No RSAs were forfeited during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, 46,232 Time-Based RSUs, 7,485 Market-Based RSUs, and 41,302 stock options were forfeited.
At September 30, 2019, 52,755 RSAs, 1,071,721 Time-Based RSUs, 294,697 Market-Based RSUs, and 386,875 stock options were unvested, with weighted average grant date fair values of $14.69, $12.78, $13.22, and $5.51, respectively.
Restricted Stock Awards
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, with associated tax benefits of $0.0 million and $0.1 million for the three and nine months ended September 30, 2019, respectively.
At September 30, 2019, there was $0.6 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.7 years.
Time-Based Restricted Stock Units
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $1.0 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, with associated tax benefits of $0.0 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.
At September 30, 2019, unrecognized compensation cost related to Time-Based RSUs totaled $11.4 million and is expected to be recognized over the remaining weighted average vesting period of 2.9 years.
Market-Based Restricted Stock Units
On March 21, 2019, the Company granted 302,182 Market-Based RSUs, which vest based on achievement of the relative total stockholder return ("TSR") of the Company's common stock as compared to the TSR of the constituents of the Russell 3000 Index at grant date over the three-year period performance period. The target number of Market-Based RSUs may be adjusted from 0% to 150% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 150% (for performance at or above the 75% percentile). Vesting is also subject to continued service requirements through the vesting date. Each Market-Based RSU represents a contingent right to receive one share upon vesting of the Company’s Class A common stock, or its cash equivalent.
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
Compensation expense for Market-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, with associated tax benefits of $0.0 million and $0.1 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2019, unrecognized compensation cost related to Market-Based RSUs totaled $3.2 million and is expected to be recognized over the remaining vesting period of 2.5 years.
Stock Option Awards
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, with associated tax benefits of $0.0 million and $0.1 million for the three and nine months ended September 30, 2019, respectively.
At September 30, 2019, unrecognized compensation cost related to stock option awards totaled $1.8 million and is expected to be recognized over the remaining vesting period of 2.5 years.

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
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. The Company did not have any derivative financial instruments for the three and nine months ended September 30, 2018.
The following table summarizes the outstanding interest rate swap arrangement as of September 30, 2019:

	Aggregate Notional Amount (in millions)	Receive Rate	Pay Rate	Receive Rate as of September 30, 2019	Receive Rate as of December 31, 2018
US ABL Facility	$400.0	1 month LIBOR	3.06%	2.03%	2.44%

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

(in thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018
Cash Flow Hedges:
Interest rate swap	Accrued liabilities	$4,980	$1,709
Interest rate swap	Other long-term liabilities	$11,574	$6,192

The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of September 30, 2019 and December 31, 2018, respectively, for contracts involving the same attributes and maturity dates.
The interest rate swap, excluding the impact of taxes, resulted in a loss recognized of $0.7 million and $8.6 million in other comprehensive income ("OCI") for the three and nine months ended September 30, 2019, respectively. The Company reclassified $0.8 million and $2.0 million from AOCL into interest expense on the condensed consolidated income statement for the three and nine months ended September 30, 2019, respectively.
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

NOTE 16 - Segment Reporting
The Company operates in one principal line of business: modular leasing and sales.
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

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$173,423	$17,871	$191,294
Modular delivery and installation	56,005	5,878	61,883
Sales revenue:
New units	10,774	762	11,536
Rental units	7,499	128	7,627
Total revenues	247,701	24,639	272,340

Costs:
Cost of leasing and services:
Modular leasing	53,601	4,567	58,168
Modular delivery and installation	49,229	5,135	54,364
Cost of sales:
New units	7,016	405	7,421
Rental units	4,315	777	5,092
Depreciation of rental equipment	39,283	4,586	43,869
Gross profit	$94,257	$9,169	$103,426
Other selected data:
Adjusted EBITDA	$80,424	$7,953	$88,377
Selling, general and administrative expense	$61,484	$6,675	$68,159
Other depreciation and amortization	$3,415	$292	$3,707
Purchase of rental equipment and refurbishments	$44,951	$2,838	$47,789

	Three Months Ended September 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$128,007	$13,653	$141,660
Modular delivery and installation	41,830	4,947	46,777
Sales revenue:
New units	19,193	1,727	20,920
Rental units	8,595	972	9,567
Total revenues	197,625	21,299	218,924

Costs:
Cost of leasing and services:
Modular leasing	36,204	3,011	39,215
Modular delivery and installation	37,782	4,608	42,390
Cost of sales:
New units	13,905	1,184	15,089
Rental units	5,025	725	5,750
Depreciation of rental equipment	31,702	3,832	35,534
Gross profit	$73,007	$7,939	$80,946
Other selected data:
Adjusted EBITDA	$58,454	$6,164	$64,618
Selling, general and administrative expense	$66,102	$5,795	$71,897
Other depreciation and amortization	$3,403	$317	$3,720
Purchase of rental equipment and refurbishments	$43,007	$3,735	$46,742

	Nine Months Ended September 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$506,703	$50,322	$557,025
Modular delivery and installation	155,284	13,359	168,643
Sales revenue:
New units	35,204	2,860	38,064
Rental units	20,847	8,894	29,741
Total revenues	718,038	75,435	793,473

Costs:
Cost of leasing and services:
Modular leasing	148,567	11,909	160,476
Modular delivery and installation	132,929	13,246	146,175
Cost of sales:
New units	24,404	1,894	26,298
Rental units	12,845	6,763	19,608
Depreciation of rental equipment	114,957	13,983	128,940
Gross profit	$284,336	$27,640	$311,976
Other selected data:
Adjusted EBITDA	$238,572	$23,040	$261,612
Selling, general and administrative expense	$192,042	$21,225	$213,267
Other depreciation and amortization	$9,033	$845	$9,878
Purchase of rental equipment and refurbishments	$153,113	$7,764	$160,877

	Nine Months Ended September 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$306,920	$33,251	$340,171
Modular delivery and installation	93,190	11,250	104,440
Sales revenue:
New units	30,157	3,427	33,584
Rental units	14,258	1,555	15,813
Total revenues	444,525	49,483	494,008

Costs:
Cost of leasing and services:
Modular leasing	85,766	7,740	93,506
Modular delivery and installation	87,032	11,006	98,038
Cost of sales:
New units	21,347	2,433	23,780
Rental units	8,218	1,110	9,328
Depreciation of rental equipment	72,606	10,243	82,849
Gross profit	$169,556	$16,951	$186,507
Other selected data:
Adjusted EBITDA	$129,170	$12,856	$142,026
Selling, general and administrative expense	$150,248	$14,597	$164,845
Other depreciation and amortization	$6,962	$764	$7,726
Purchase of rental equipment and refurbishments	$104,462	$7,043	$111,505
The following tables present a reconciliation of the Company’s (loss) income from operations before income tax to Adjusted EBITDA by segment for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
(Loss) income from operations before income taxes	$(1,768)	$1,310	$(458)
Interest expense	30,253	604	30,857
Depreciation and amortization	42,699	4,877	47,576
Currency losses, net	45	189	234
Restructuring costs	1,886	94	1,980
Integration costs	4,609	874	5,483
Stock compensation expense	1,813	—	1,813
Other expense	887	5	892
Adjusted EBITDA	$80,424	$7,953	$88,377

	Three Months Ended September 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
(Loss) income from operations before income taxes	$(44,519)	$1,283	$(43,236)
Interest expense	42,831	616	43,447
Depreciation and amortization	35,105	4,149	39,254
Currency gains, net	(112)	(313)	(425)
Restructuring costs	5,895	242	6,137
Integration costs	7,443	10	7,453
Stock compensation expense	1,050	—	1,050
Transaction costs	10,490	182	10,672
Other expense (income)	271	(5)	266
Adjusted EBITDA	$58,454	$6,164	$64,618

	Nine Months Ended September 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
(Loss) income from operations before income taxes	$(26,866)	$2,670	$(24,196)
Loss on extinguishment of debt	7,244	—	7,244
Interest expense	93,354	1,999	95,353
Depreciation and amortization	123,991	14,827	138,818
Currency gains, net	(160)	(276)	(436)
Goodwill and other impairments	4,507	569	5,076
Restructuring costs	8,460	623	9,083
Integration costs	21,221	2,642	23,863
Stock compensation expense	5,003	—	5,003
Other expense (income)	1,818	(14)	1,804
Adjusted EBITDA	$238,572	$23,040	$261,612

	Nine Months Ended September 30, 2018
(in thousands)	Modular - US	Modular - Other North America	Total
Loss from operations before income taxes	$(55,360)	$(1,397)	$(56,757)
Interest expense	65,654	1,667	67,321
Depreciation and amortization	79,568	11,007	90,575
Currency losses, net	159	1,012	1,171
Restructuring costs	6,962	252	7,214
Integration costs	14,858	10	14,868
Stock compensation expense	2,225	—	2,225
Transaction costs	14,539	251	14,790
Other expense	565	54	619
Adjusted EBITDA	$129,170	$12,856	$142,026

NOTE 17 - Income (Loss) Per Share
Basic income (loss) per share (“EPS”) is calculated by dividing net loss attributable to WillScot by the weighted average number of Class A common shares outstanding during the period. The common shares issued as a result of the vesting of RSUs and RSAs as well as the exercise of stock options, were included in EPS based on the weighted average number of days in which they were vested and outstanding during the period. Concurrently with the Business Combination, 12,425,000 of WillScot's Class A common shares were placed into escrow by shareholders and became ineligible to vote or participate in the economic rewards available to the other Class A shareholders. Escrowed shares were therefore excluded from the EPS calculation while deposited in the escrow account. 6,212,500 of the escrowed shares were released to shareholders on January 19, 2018, and the remaining escrowed shares were released to shareholders on August 21, 2018.
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
Diluted EPS is computed similarly to basic EPS, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive.
Stock options and warrants representing 534,188 and 9,999,579 shares of Class A common stock outstanding for the three months ended September 30, 2019 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options, Time-Based RSUs, RSAs, and warrants representing 386,875, 1,071,721, 52,755, and 22,183,513 shares of Class A common stock outstanding for the nine months ended September 30, 2019 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Market-Based RSUs representing 294,697 shares of Class A common stock outstanding for the nine months ended September 30, 2019, which can vest at 0% to 150% of the amount granted, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
Stock options, Time-Based RSU, RSAs and warrants representing 589,257, 886,680, 27,675 and 44,750,000 shares of Class A common stock outstanding for the three and nine months ended September 30, 2018, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
The following table is a reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted income (loss) per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share numbers)	2019	2018	2019	2018
Numerator
Net income (loss)	$762	$(36,729)	$(22,174)	$(43,185)
Net income (loss) attributable to non-controlling interest, net of tax	273	(3,210)	(1,449)	(3,715)
Net income (loss) attributable to WillScot	$489	$(33,519)	$(20,725)	$(39,470)

Denominator
Average shares outstanding - basic	108,720,857	90,726,920	108,646,741	82,165,909
Average effect of dilutive securities:
Warrants	2,828,202	—	—	—
RSAs	5,614	—	—	—
Time-Based RSUs	272,622	—	—	—
Market-Based RSUs	216,571	—	—	—
Average shares outstanding - diluted	112,043,866	90,726,920	108,646,741	82,165,909

Income (loss) per share
Net income (loss) per share attributable to WillScot common shareholders - basic	$0.00	$(0.37)	$(0.19)	$(0.48)
Net income (loss) per share attributable to WillScot common shareholders - diluted	$0.00	$(0.37)	$(0.19)	$(0.48)

NOTE 18 - Related Parties
Related party balances included in the Company’s consolidated balance sheet at September 30, 2019 and December 31, 2018, consisted of the following:

(in thousands)	Financial statement line Item	September 30, 2019	December 31, 2018
Receivables due from affiliates	Prepaid expenses and other current assets	$44	$122
Amounts due to affiliates	Accrued liabilities	(147)	(1,379)
	Total related party liabilities, net	$(103)	$(1,257)
On November 29, 2017, in connection with the closing of the Business Combination, the Company, WSII, WS Holdings and the Algeco Group entered into a transition services agreement (the “TSA”). The Company had $0.1 million in receivables due from affiliates pertaining to the TSA at December 31, 2018.
The Company was reimbursed $0.4 million by an affiliate for claims paid under an insurance program during the nine months ended September 30, 2019.
The Company accrued expenses of $1.2 million at December 31, 2018, included in amounts due to affiliates, related to rental equipment purchases from an affiliate of the Algeco Group.
Related party transactions included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018, respectively, consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial statement line item	2019	2018	2019	2018
Leasing revenue from related parties	Modular leasing revenue	$81	$104	$232	$629
Rental unit sales to related parties	Rental unit sales	—	1,548	—	1,548
	Total related party income, net	$81	$1,652	$232	$2,177
The Company had capital expenditures of rental equipment purchased from related party affiliates of $1.1 million and $1.2 million for three months ended September 30, 2019 and 2018, respectively, and $4.3 million and $3.0 million during the nine months ended September 30, 2019 and 2018, respectively.
The Company paid $0.6 million and $0.1 million in professional fees to an entity for which two of the Company’s Directors also served in the same role for that entity, during the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $1.1 million during the nine months ended September 30, 2019 and 2018, respectively.

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

Executive Summary and Outlook
We are the leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. As of September 30, 2019, our branch network included over 120 locations and additional storage lots to service more than 50,000 customers across the US, Canada and Mexico. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions and now manage a fleet of approximately 130,000 modular space units and over 26,000 portable storage units. We remain focused on our core priorities of growing modular leasing revenues by increasing modular space units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and continually improving the overall customer experience.
Since the end of 2017, we have complemented our already strong organic growth by acquiring and integrating regional and national competitors in Acton Mobile Holdings LLC (“Acton”) (acquired in December 2017) and Modular Space Holdings, Inc. ("ModSpace") (acquired in August 2018). The remaining integration activities for these acquisitions as of September 30, 2019 primarily consist of continued real estate exits and the related fleet relocations required to exit these properties. As of September 30, 2019, we have completed approximately 75% of our planned real estate exits, and the remaining exits will continue during the remainder of 2019 and into 2020. Five held for sale properties were sold during the three months ended September 30, 2019 for net proceeds of $4.3 million. For the nine months ended September 30, 2019, total net sale proceeds from held for sale properties were $12.9 million. These exits, along with other integration actions taken, have allowed us to realize approximately $31.2 million of cumulative synergies from these acquisitions. Approximately 70% of the estimated annualized cost synergies from the acquisitions of $70.0 million were in our run rate as of September 30, 2019. These acquisitions, coupled with WillScot's innovative "Ready to Work" solutions and commitment to customer service, have solidified WillScot's market leading position.
For the three months ended September 30, 2019, key drivers of financial performance included:
•Total revenues increased by $53.4 million, or 24.4%, as compared to the same period in 2018, driven by a $64.7 million, or 34.3% increase in our core leasing and services revenues from both organic pricing growth, and the impact of an additional 1.5 months of contribution from the ModSpace acquisition in the third quarter of 2019. Increases in our core leasing and services revenues were partially offset by new and rental unit sales which decreased by $9.4 million, or 45.0% and by $2.0 million, or 20.8%, respectively, driven by large sales originating from ModSpace that were completed subsequent to the acquisition in the third quarter of 2018 that did not reoccur in 2019.
–Consolidated modular space average monthly rental rate increased to $630 representing a 12.3% increase year over year.
–Consolidated average modular space units on rent increased 15,820 or 21.0% year over year, driven by an additional 1.5 months of contribution from the ModSpace acquisition, and average modular space utilization decreased 60 basis points (“bps”) year over year to 71.2%.
•On a pro forma basis, including results of WillScot and ModSpace for all periods presented,
–Modular leasing revenues increased $14.0 million, or 7.9%, driven by a 13.9% year over year increase in modular space average monthly rental rates as a result of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base.

–Sales revenue declined $41.0 million driven primarily by one large new sale recognized in 2018 from ModSpace related to hurricane relief in the amount of $26.3 million in our Modular - US segment.
–Total revenues decreased $28.3 million, or 9.4%, as the impact of non-recurring sales in the prior year offset continued strong growth in our core leasing revenues.
–Modular space units on rent decreased 5.2% year over year, and utilization decreased 150 bps.
•Modular - US segment revenues, which represented 91.0% of revenue for the three months ended September 30, 2019, increased by $50.1 million, or 25.4%, as compared to the same period in 2018, through:
–Modular space average monthly rental rate of $632, increased 13.1% year over year including the dilutive impacts of acquisitions. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base.
–Average modular space units on rent increased 14,075, or a 20.7% year over year increase, due to the impact of an additional 1.5 months of contribution from the ModSpace acquisition in the third quarter of 2019.
–Average modular space monthly utilization decreased 60 bps to 73.2% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
–On a pro forma basis, including results of WillScot and ModSpace for all periods presented, average modular space monthly rental rate increased 15.1% year over year, which is the eighth consecutive quarter of double digit growth. Average modular space units on rent and utilization declined 1.5% and 90 bps, respectively, for the three months ended September 30, 2019 versus the second quarter of 2019.
•Modular - Other North America segment revenues which represented 9.0% of revenues for the three months ended September 30, 2019, increased by $3.3 million, or 15.5% as compared to the same period in 2018. Increases were driven primarily by:
–Average modular space monthly rental rate increased 5.3% to $618.
–Average modular space units on rent increased by 1,745 units, or 23.5% as compared to the same period in 2018 due to the impact of an additional 1.5 months of contribution from the ModSpace acquisition the third quarter of 2019.
–Average modular space monthly utilization decreased by 10 bps as compared to the same period in 2018 to 57.2%.
–On a pro forma basis, including results of WillScot and ModSpace for all periods presented, average modular space monthly rental rate increased 6.4% year over year. Average modular space units on rent and utilization increased 1.7% and 90 bps, respectively, for the three months ended September 30, 2019 versus the second quarter of 2019.
•Generated consolidated net income of $0.8 million for the three months ended September 30, 2019, which included $7.5 million of discrete costs expensed in the period related to the ModSpace integration, including $5.5 million of integration costs and $2.0 million of restructuring cost.
•Generated Adjusted EBITDA of $88.4 million for the three months ended September 30, 2019, representing an increase of $23.8 million or 36.8% as compared to the same period in 2018, which includes the impact of an additional 1.5 months of contribution from the ModSpace acquisition in the third quarter of 2019, as well as continued realization of commercial and cost synergies associated with the ModSpace and Acton acquisitions. Adjusted EBITDA for the Modular - US segment and the Modular - Other North America segment, respectively, was $80.4 million and $8.0 million for the three months ended September 30, 2019.
•Generated Free Cash Flow of $1.3 million for the three months ended September 30, 2019, as net cash provided by operating activities of $39.0 million was reinvested primarily in value added products and fleet refurbishments to support growth of modular leasing revenues (net cash used in investing activities of $37.8 million).
Our customers operate in a diversified set of end-markets, including commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 80% of our revenues in the three months ended September 30, 2019. We believe market fundamentals underlying these markets remain favorable, and we expect continued modest market growth in the next several years. As a result of the potential for increased capital spending due to tax reform in the US, discussions of increased infrastructure spending, and rebuilding in areas impacted by natural disasters in 2017 and 2018 across the US, we are confident that we will continue to see demand for our products.

Consolidated Results of Operations
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Our consolidated statements of operations for the three months ended September 30, 2019 and 2018 are presented below:

	Three Months Ended September 30,		2019 vs. 2018 $ Change
(in thousands)	2019	2018
Revenues:
Leasing and services revenue:
Modular leasing	$191,294	$141,660	$49,634
Modular delivery and installation	61,883	46,777	15,106
Sales revenue:
New units	11,536	20,920	(9,384)
Rental units	7,627	9,567	(1,940)
Total revenues	272,340	218,924	53,416
Costs:
Costs of leasing and services:
Modular leasing	58,168	39,215	18,953
Modular delivery and installation	54,364	42,390	11,974
Costs of sales:
New units	7,421	15,089	(7,668)
Rental units	5,092	5,750	(658)
Depreciation of rental equipment	43,869	35,534	8,335
Gross profit	103,426	80,946	22,480
Expenses:
Selling, general and administrative	68,159	71,897	(3,738)
Other depreciation and amortization	3,707	3,720	(13)
Impairment losses on long-lived assets	—	—	—
Restructuring costs	1,980	6,137	(4,157)
Currency losses (gains), net	234	(425)	659
Other income, net	(1,053)	(594)	(459)
Operating income	30,399	211	30,188
Interest expense	30,857	43,447	(12,590)
Loss from operations before income tax	(458)	(43,236)	42,778
Income tax benefit	(1,220)	(6,507)	5,287
Net income (loss)	762	(36,729)	37,491
Net income (loss) attributable to non-controlling interest, net of tax	273	(3,210)	3,483
Net income (loss) attributable to WillScot	$489	$(33,519)	$34,008
Comparison of Three Months Ended September 30, 2019 and 2018
Revenue: Total revenue increased $53.4 million, or 24.4%, to $272.3 million for the three months ended September 30, 2019 from $218.9 million for the three months ended September 30, 2018. The increase was primarily the result of a 34.3% increase in leasing and services revenue driven by increased volumes from acquisitions and improved pricing. Increased volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues on the combined rental fleet of 32.3% due to increased transaction volumes and higher revenues per transaction. Average modular space monthly rental rates increased 12.3% to $630 for the three months ended September 30, 2019, and average modular space units on rent increased 15,820 units, or 21.0%, due to the impact of an additional 1.5 months of contribution from the ModSpace acquisition in the third quarter of 2019. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by lower average modular space monthly rental rates on acquired units for ModSpace. The increase in leasing and services revenue was partially offset by decreases of $9.4 million, or 45.0%, and $2.0 million, or 20.8%, on new unit and rental unit sales, respectively, as compared to the same period in 2018 driven by large sales originating from ModSpace that were completed subsequent to the acquisition in the third quarter of 2018 that did not reoccur in 2019.

On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues decreased $28.3 million, or 9.4%, year-over-year for the three months ended September 30, 2019. This decline was driven by reduced new sales, which declined $34.7 million, or 75.1%, driven primarily by one large new sale recognized in 2018 in the amount of $26.3 million in our Modular - US segment, and decreased rental unit sales, which declined $6.3 million, or 45.0%. The declines in sales volumes were partially offset by increases in our core modular leasing revenues, which increased $14.0 million, or 7.9%, driven primarily by a 13.9% increase in average modular space monthly rental rates.
Total average units on rent for the three months ended September 30, 2019 and 2018 were 107,649 and 91,194, respectively. The increase is due to the impact of an additional 1.5 months of contribution from the ModSpace acquisition in the third quarter of 2019, with modular space average units on rent increasing 15,820 units, or 21.0%, for the three months ended September 30, 2019. Modular space average monthly rental rates increased 12.3% for the three months ended September 30, 2019. Portable storage average units on rent increased by 635 units, or 4.0%, for the three months ended September 30, 2019. Average portable storage monthly rental rates increased 2.5% for the three months ended September 30, 2019. The average modular space unit utilization rate during the three months ended September 30, 2019 was 71.2%, as compared to 71.8% during the same period in 2018. This decrease was driven by lower average modular space units on rent, partially offset by a lower total modular space unit fleet size. The average portable storage unit utilization rate during the three months ended September 30, 2019 was 63.0%, as compared to 68.0% during the same period in 2018. The decrease in average portable storage utilization rate was driven by organic declines in the number of portable storage average units on rent.
Gross Profit: Our gross profit percentage was 38.0% and 37.0% for the three months ended September 30, 2019 and 2018, respectively. Our gross profit percentage, excluding the effects of depreciation, was 54.1% and 53.2% for the three months ended September 30, 2019 and 2018, respectively.
Gross profit increased $22.5 million, or 27.8%, to $103.4 million for the three months ended September 30, 2019 from $80.9 million for the three months ended September 30, 2018. The increase in gross profit is a result of a $30.6 million increase in modular leasing gross profit and increased delivery and installation gross profit of $3.1 million. Increases in modular leasing and services gross profit were primarily as a result of increased revenues due to additional activity and units on rent as a result of the ModSpace acquisition as well as increased margins due to favorable average monthly rental rates on modular space units and increased delivery and installation margins driven primarily by higher pricing per transaction. These increases were partially offset by increased depreciation of $8.4 million as a result of additional rental equipment acquired as part of the ModSpace acquisition, as well as continued capital investment in our existing rental equipment.
SG&A: Selling, general and administrative ("SG&A") decreased $3.7 million, or 5.1%, to $68.2 million for the three months ended September 30, 2019, compared to $71.9 million for the three months ended September 30, 2018. The primary driver of the decrease is related to lower discrete costs. Discrete items within SG&A decreased for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, by $12.0 million as transaction and integration costs related to the ModSpace acquisition which closed in the third quarter of 2018 decreased $10.7 million and $2.1 million, respectively, but were partially offset by an increase in stock compensation expense of $0.8 million.
Decreases in discrete items were also offset by increased employee costs of $3.1 million driven by the increased size of the workforce, net of realized employee cost synergies savings to date achieved as a result of the restructuring activities; and increased occupancy costs of $0.6 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 75% of redundant real estate locations.
The remaining increases of $4.6 million are related to increased professional fees, insurance, computer, travel, office, bad debt, and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network.
We estimate incremental cost synergies of approximately $10.0 million related to the Acton and ModSpace acquisitions were realized in the three months ended September 30, 2019, which compares to approximately $2.4 million of synergies realized in the three months ended September 30, 2018, bringing cumulative synergies related to the Acton, Tyson, and ModSpace acquisitions from the dates of the acquisitions to September 30, 2019 to approximately $31.2 million. These cost synergies are consistent with our integration plans and we expect these activities to continue through 2019 as we continue our efforts to achieve expected annual recurring cost savings of over $70.0 million once our integration plans are fully executed and in our results.
Other Depreciation and Amortization: Other depreciation and amortization of $3.7 million remained flat for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
Restructuring Costs: Restructuring costs were $2.0 million for the three months ended September 30, 2019 as compared to $6.1 million for the three months ended September 30, 2018. The restructuring charges relate primarily to employee termination and lease breakage costs related to the ModSpace and Acton acquisitions and integration.
Currency Losses (Gains), net: Currency losses (gains), net decreased by $0.6 million to a $0.2 million loss for the three months ended September 30, 2019 compared to a $0.4 million gain for the three months ended September 30, 2018. The decrease in currency gains in 2019 was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Other Income, Net: Other income, net was $1.1 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. Other income, net of $1.1 million for the three months ended September 30, 2019 was primarily related to $0.9 million of gains on real estate sold during the period and the receipt of $1.3 million of insurance proceeds related to assets damaged during Hurricane Irma in the third quarter, which contributed $0.4 million to other income, net. Other income, net of $0.6 million for the three months ended September 30, 2018 was driven by the receipt of a settlement related to assets damaged during Hurricane Harvey which contributed $0.8 million to other income, net.
Interest Expense: Interest expense decreased $12.5 million, or 28.8%, to $30.9 million for the three months ended September 30, 2019 from $43.4 million for the three months ended September 30, 2018. The interest costs incurred during the three months ended September 30, 2018 included $20.5 million of bridge financing fees and upfront commitment fees related to the financing of the ModSpace acquisition. Interest expense for the three months ended September 30, 2019 includes an additional 1.5 months of expense under our current debt structure as compared to the three months ended September 30, 2018. In the third quarter of 2018, as part of financing the ModSpace acquisition, we upsized our ABL Facility to $1.425 billion, issued $300.0 million of senior secured notes (the "2023 Secured Notes"), and issued $200 million of 10% senior unsecured notes (the "Unsecured Notes"). Further, in the second quarter of 2019 we issued $190.0 million of Tack-on Notes in aggregate principal amount to the 2023 Secured Notes and used the proceeds to repay a portion of the ABL Facility. Subsequent to the issuance of the Tack-on Notes, we redeemed all $200.0 million in aggregate outstanding principal amount of the Unsecured Notes using proceeds from the ABL Facility. See Note 8 to the condensed consolidated financial statements for further discussion of our debt.
Income Tax Benefit: Income tax benefit decreased $5.3 million to $1.2 million for the three months ended September 30, 2019 compared to $6.5 million for the three months ended September 30, 2018. The decrease in income tax benefit was driven by the discrete benefits recorded in the three months ended September 30, 2018 which did not occur in the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Our consolidated statements of operations for the nine months ended September 30, 2019 and 2018 are presented below:

	Nine Months Ended September 30,		2019 vs. 2018 $ Change
(in thousands)	2019	2018
Revenues:
Leasing and services revenue:
Modular leasing	$557,025	$340,171	$216,854
Modular delivery and installation	168,643	104,440	64,203
Sales revenue:
New units	38,064	33,584	4,480
Rental units	29,741	15,813	13,928
Total revenues	793,473	494,008	299,465
Costs:
Costs of leasing and services:
Modular leasing	160,476	93,506	66,970
Modular delivery and installation	146,175	98,038	48,137
Costs of sales:
New units	26,298	23,780	2,518
Rental units	19,608	9,328	10,280
Depreciation of rental equipment	128,940	82,849	46,091
Gross profit	311,976	186,507	125,469
Expenses:
Selling, general and administrative	213,267	164,845	48,422
Other depreciation and amortization	9,878	7,726	2,152
Impairment losses on long-lived assets	5,076	—	5,076
Restructuring costs	9,083	7,214	1,869
Currency (gains) losses, net	(436)	1,171	(1,607)
Other income, net	(3,293)	(5,013)	1,720
Operating income	78,401	10,564	67,837
Interest expense	95,353	67,321	28,032
Loss on extinguishment of debt	7,244	—	7,244
Loss from operations before income tax	(24,196)	(56,757)	32,561
Income tax benefit	(2,022)	(13,572)	11,550
Net loss	(22,174)	(43,185)	21,011
Net loss attributable to non-controlling interest, net of tax	(1,449)	(3,715)	2,266
Net loss attributable to WillScot	$(20,725)	$(39,470)	$18,745
Comparison of Nine Months Ended September 30, 2019 and 2018
Revenue: Total revenue increased $299.5 million, or 60.6%, to $793.5 million for the nine months ended September 30, 2019 from $494.0 million for the nine months ended September 30, 2018. The increase was primarily the result of a 63.2% increase in leasing and services revenue driven by increased volumes from acquisitions and improved pricing. Increased volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues on the combined rental fleet of 61.5% due to increased transaction volumes and higher revenues per transaction. Average modular space monthly rental rates increased 9.0% to $605 for the nine months ended September 30, 2019, and average modular space units on rent increased 31,563 units, or 52.0%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units for ModSpace. The increase in leasing and services revenue was further complemented by increases of $4.5 million, or 13.4%, and $13.9 million, or 88.0%, on new unit and rental unit sales, respectively, as compared to the same period in 2018. Increases in both new and rental unit sales were primarily a result of our increased scale as a result of the ModSpace acquisition and our larger post-acquisition fleet size and sales teams.

On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues decreased $13.1 million, or 1.6%, year-over-year for the nine months ended September 30, 2019. This decline was driven by reduced new sales, which declined $42.6 million, or 52.8%, driven primarily by one large new sale recognized in 2018 in the amount of $26.3 million in our Modular - US segment, and decreased rental unit sales, which declined $6.7 million, or 18.4%. The declines in sales volumes were partially offset by an increase in our core modular leasing revenues, which increased $44.3 million, or 8.6%, as a result of a 13.5% increase in average modular space monthly rental rates.
Total average units on rent for the nine months ended September 30, 2019 and 2018 were 109,138 and 75,079, respectively. The increase was due to units acquired as part of the ModSpace acquisition, with modular space average units on rent increasing 31,563 units, or 52.0%, for the nine months ended September 30, 2019. Modular space average monthly rental rates increased 9.0% for the nine months ended September 30, 2019. Portable storage average units on rent increased by 2,496 units, or 17.4%, for the nine months ended September 30, 2019. Average portable storage monthly rental rates decreased 1.6% for the nine months ended September 30, 2019. The average modular space unit utilization rate during the nine months ended September 30, 2019 was 72.1%, as compared to 70.1% during the same period in 2018. This increase was driven by higher utilization on the acquired ModSpace fleet as compared to the overall average utilization for the nine months ended September 30, 2018, which included the fleet acquired from Acton and Tyson. The average portable storage unit utilization rate during the nine months ended September 30, 2019 was 64.6%, as compared to 68.3% during the same period in 2018. The decrease in average portable storage utilization rate was driven by an increase in the number of portable storage average units on rent in the Modular - US segment.
Gross Profit: Our gross profit percentage was 39.3% and 37.8% for the nine months ended September 30, 2019 and 2018, respectively. Our gross profit percentage, excluding the effects of depreciation, was 55.6% and 54.5% for the nine months ended September 30, 2019 and 2018, respectively.
Gross profit increased $125.5 million, or 67.3%, to $312.0 million for the nine months ended September 30, 2019 from $186.5 million for the nine months ended September 30, 2018. The increase in gross profit is a result of a $165.8 million increase in modular leasing and services gross profit and increased new unit and rental unit gross profit of $5.6 million. Increases in modular leasing and services gross profit were primarily as a result of increased revenues due to additional units on rent as a result of recent acquisitions as well as increased margins due to favorable average monthly rental rates on modular space units and increased delivery and installation margins driven primarily by higher pricing per transaction. These increases were partially offset by increased depreciation of $46.1 million as a result of additional rental equipment acquired as part of the ModSpace acquisition, as well as continued capital investment in our existing rental equipment.
SG&A: SG&A increased $48.5 million, or 29.4%, to $213.3 million for the nine months ended September 30, 2019, compared to $164.8 million for the nine months ended September 30, 2018. Employee costs increased $23.3 million driven by the increased size of the workforce, net of realized employee cost synergies savings to date achieved as a result of the restructuring activities; and occupancy costs increased $8.2 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 75% of redundant real estate locations.
Discrete items included in SG&A decreased $3.6 million during the period as integration cost increases of $8.4 million related to the Acton and ModSpace integrations and stock compensation expense increases of $2.8 million were fully offset offset by lower transaction costs, which reduced $14.8 million as compared to the prior year.
The remaining increases in SG&A of $20.7 million are related to increased professional fees, insurance, computer, travel, office, bad debt, and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network.
We estimate cost synergies of approximately $24.8 million related to the Acton and ModSpace acquisitions were realized in the nine months ended September 30, 2019, which compares to approximately $3.9 million of synergies realized for the nine months ended September 30, 2018, bringing cumulative synergies related to the Acton, Tyson, and ModSpace acquisitions from the dates of the acquisitions to approximately $31.2 million. This is consistent with our integration plans and we expect these activities to continue through 2019 as we continue our efforts to achieve expected annual recurring cost savings of over $70.0 million once our integration plans are fully executed and in our results.
Other Depreciation and Amortization: Other depreciation and amortization increased $2.2 million, or 28.6%, to $9.9 million for the nine months ended September 30, 2019, compared to $7.7 million for the nine months ended September 30, 2018. The increase was driven primarily by depreciation on property, plant and equipment and amortization of the trade name acquired as part of the ModSpace acquisition in the third quarter of 2018.
Impairment Losses on Long-Lived Assets: Impairment losses on long-lived assets were $5.1 million for the nine months ended September 30, 2019 as compared to $0.0 million for the nine months ended September 30, 2018. In the nine months ended September 30, 2019, we reclassified certain branch facilities that we intend to exit from property, plant and equipment to held for sale, and recognized an impairment on these assets because the carrying value of the facilities exceeded the estimated fair value less cost to sell. Additionally, one of the properties exited during the nine months ended September 30, 2019 was acquired as part of the ModSpace acquisition and had a favorable lease intangible. As a result of the exit of this property, the remaining net book value of the favorable lease intangible was deemed impaired, resulting in an impairment charge of $2.4 million.

Restructuring Costs: Restructuring costs were $9.1 million for the nine months ended September 30, 2019 as compared to $7.2 million for the nine months ended September 30, 2018. The restructuring charges relate primarily to employee termination and lease breakage costs related to the ModSpace and Acton acquisitions and integration.
Currency (Gains) Losses, net: Currency (gains) losses, net increased by $1.6 million to a $0.4 million gain for the nine months ended September 30, 2019 compared to a $1.2 million loss for the nine months ended September 30, 2018. The decrease in currency (gains) losses, net, in 2019 was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other Income, Net: Other income, net was $3.3 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively. Other income, net of $3.3 million for the nine months ended September 30, 2019 was primarily related to the receipt of a $0.9 million settlement in the first quarter, the receipt of $1.1 million of insurance proceeds related to assets damaged during Hurricane Harvey in the second quarter, $0.9 million of gains on real estate sold during the third quarter, and the receipt of $1.3 million of insurance proceeds related to assets damaged during Hurricane Irma in the third quarter, which contributed $0.4 million to other income, net. Other income, net of $5.0 million for the nine months ended September 30, 2018 was driven by the receipt of insurance proceeds related to assets damaged during Hurricane Harvey which contributed $4.8 million to other income, net.
Interest Expense: Interest expense increased $28.1 million, or 41.8%, to $95.4 million for the nine months ended September 30, 2019 from $67.3 million for the nine months ended September 30, 2018. The interest costs incurred during the nine months ended September 30, 2018 included $20.5 million of bridge financing fees and upfront commitment fees related to the financing of the ModSpace acquisition. Interest expense for the nine months ended September 30, 2019 includes an additional 7.5 months of expense under our current debt structure as compared to the nine months ended September 30, 2018. In the third quarter of 2018, as part of financing the ModSpace acquisition, we upsized our ABL Facility to $1.425 billion, issued $300.0 million of senior secured notes (the "2023 Secured Notes"), and issued the Unsecured Notes. Further, in the second quarter of 2019 we issued $190.0 million of Tack-on Notes in aggregate principal amount to the 2023 Secured Notes and used the proceeds to repay a portion of the ABL Facility. Subsequent to the issuance of the Tack-on Notes, we redeemed all $200.0 million in aggregate outstanding principal amount of the Unsecured Notes using proceeds from the ABL Facility. See Note 8 to the condensed consolidated financial statements for further discussion of our debt.
Loss on Extinguishment of Debt: Loss on extinguishment of debt increased $7.2 million for the nine months ended September 30, 2019 from $0.0 million for the nine months ended September 30, 2018. The Company redeemed $200.0 million in aggregate outstanding principal amount of the Unsecured Notes in the second quarter at a redemption price of 102.0%, plus a make-whole premium of 1.1%, for total premiums of 3.1%. As a result, the Company recorded a loss on extinguishment of $7.2 million, which included $6.2 million of premium and $1.0 million related to the write-off of unamortized deferred financing fees. This redemption was funded from the use of proceeds from the ABL Facility.
Income Tax Benefit: Income tax benefit decreased $11.6 million to a $2.0 million benefit for the nine months ended September 30, 2019 compared to a $13.6 million benefit for the nine months ended September 30, 2018. The decrease in income tax benefit was driven by the discrete benefits recorded in the nine months ended September 30, 2018 which did not reoccur during the nine months ended September 30, 2019.

Business Segment Results
Our principal line of business is modular leasing and sales. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico.
The following tables and discussion summarize our reportable segment financial information for the three and nine months ended September 30, 2019 and 2018. Future changes to our organizational structure may result in changes to the segments disclosed.
Comparison of Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30, 2019
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$247,701	$24,639	$272,340
Gross profit	$94,257	$9,169	$103,426
Adjusted EBITDA	$80,424	$7,953	$88,377
Capital expenditures for rental equipment	$44,951	$2,838	$47,789
Modular space units on rent (average during the period)	82,053	9,180	91,233
Average modular space utilization rate	73.2%	57.2%	71.2%
Average modular space monthly rental rate	$632	$618	$630
Portable storage units on rent (average during the period)	15,993	423	16,416
Average portable storage utilization rate	63.3%	54.3%	63.0%
Average portable storage monthly rental rate	$123	$106	$123

	Three Months Ended September 30, 2018
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$197,625	$21,299	$218,924
Gross profit	$73,007	$7,939	$80,946
Adjusted EBITDA	$58,454	$6,164	$64,618
Capital expenditures for rental equipment	$43,007	$3,735	$46,742
Modular space units on rent (average during the period)	67,978	7,435	75,413
Average modular space utilization rate	73.8%	57.3%	71.8%
Average modular space monthly rental rate	$559	$587	$561
Portable storage units on rent (average during the period)	15,373	408	15,781
Average portable storage utilization rate	68.3%	56.4%	68.0%
Average portable storage monthly rental rate	$120	$101	$120
Modular - US Segment
Revenue: Total revenue increased $50.1 million, or 25.4%, to $247.7 million for the three months ended September 30, 2019 from $197.6 million for the three months ended September 30, 2018. Modular leasing revenue increased $45.4 million, or 35.5%, driven by improved volumes and pricing. Average modular space units on rent increased 14,075 units, or 20.7%. Average modular space monthly rental rates increased 13.1% for the three months ended September 30, 2019. Volumes improved as a result of units acquired as part of the ModSpace acquisition as well as increased modular delivery and installation revenues on the combined rental fleet of 34.0% due to an additional 1.5 months of contribution from the ModSpace acquisition in the third quarter of 2019. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the lower average modular space monthly rental rates on acquired units. The increases in leasing and services revenue were partially offset by decreases in sales revenues. New unit sales revenue decreased $8.4 million, or 43.8%, and rental unit sales revenue decreased $1.1 million, or 12.8%. These decreases were driven by large sales originating from ModSpace that were completed subsequent to the acquisition in the third quarter of 2018 that did not reoccur in 2019.
On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues decreased $25.9 million, or 9.5%, year-over-year for the three months ended September 30, 2019. This decline was driven by reduced new sales, which declined $33.6 million, or 75.8%, driven primarily by one large new unit sale recognized in 2018 in the amount of $26.3 million, and decreased rental unit sales, which declined $4.7 million, or 38.5%. The declines in sales volumes were partially offset by increases in our core modular leasing revenues, which increased $12.9 million, or 8.0%, driven primarily by continued pricing improvement in the third quarter, with increases in pro forma average modular space monthly rental rates of $83, or 15.1%, year over year for the three months ended September 30, 2019. Modular space units on rent decreased 5.6% on a pro forma basis to 82,053 and pro forma utilization for our modular space units decreased to 73.2%, down 170 bps from 74.9% for the three months ended September 30, 2018.
Gross Profit: Gross profit increased $21.2 million, or 29.0%, to $94.2 million for the three months ended September 30, 2019 from $73.0 million for the three months ended September 30, 2018. The increase in gross profit was driven by higher modular leasing and service revenues driven both by organic growth primarily from pricing and by an additional 1.5 months of contribution from the ModSpace acquisition in the third quarter of 2019, as well as due to increased modular space delivery and installation margins. Modular leasing and service gross profit increased $30.8 million, or 32.2%. The increase in gross profit from modular leasing and service revenues for the three months ended September 30, 2019 was partially offset by a $1.9 million decrease in sales gross profit and a $7.6 million increase in depreciation of rental equipment primarily related to units acquired in the ModSpace acquisition, as well as continued capital investment in our existing rental equipment.
Adjusted EBITDA: Adjusted EBITDA increased $22.0 million, or 37.7%, to $80.4 million for the three months ended September 30, 2019 from $58.4 for the three months ended September 30, 2018. The increase was driven by higher modular leasing and services gross profits discussed above, partially offset by increases in SG&A, excluding discrete and other items, of $6.6 million. Discrete and other items within SG&A decreased for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, by $11.2 million as decreases in transaction costs and integration cost related to the ModSpace and Acton acquisitions and integrations of $10.5 million and $3.0 million, respectively, were partially offset by an increase in stock compensation expense of $0.8 million and a $1.6 million increase in other costs. Increases in SG&A, excluding discrete items, primarily related to increased employee costs of $3.1 million driven by the increased size of the workforce, net of realized employee cost synergies savings to date achieved as a result of the restructuring activities; and increased occupancy costs of $0.4 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 75% of redundant real estate locations. The remaining increases in SG&A of $3.1 million were primarily related to increased professional fees, insurance, computer, travel, office costs, bad debt and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $2.0 million, or 4.7%, to $45.0 million for the three months ended September 30, 2019 from $43.0 million for the three months ended September 30, 2018. Net capital expenditures for rental equipment also increased $2.3 million, or 6.7%, to $36.7 million. The increases for both were driven by increased spend for refurbishments and VAPS to drive revenue growth and for maintenance of a larger fleet following our recent acquisitions.
Modular - Other North America Segment
Revenue: Total revenue increased $3.3 million, or 15.5%, to $24.6 million for the three months ended September 30, 2019 from $21.3 million for the three months ended September 30, 2018. Modular leasing revenue increased $4.1 million, or 29.9%, driven by improved volumes and pricing in the quarter. Average modular space units on rent increased by 1,745 units, or 23.5%, due to an additional 1.5 months of contribution from the ModSpace acquisition in the third quarter of 2019. Average modular space monthly rental rates increased 5.3% driven by continued growth in our “Ready to Work” solutions and increased VAPS penetration across the combined post-acquisition customer base. Modular delivery and installation revenues increased $1.0 million, or 20.4%. New unit sales were $0.8 million and $1.7 million, and rental unit sales revenue was $0.1 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively.
On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues decreased $2.4 million, or 8.9%, year-over-year for the three months ended September 30, 2019. This decline was driven by reduced new and rental unit sales, which declined $1.1 million, or 57.9%, and $1.6 million, or 94.1%, respectively as a result of our focus on the core leasing business. The declines in sales volumes were partially offset by increases in our core modular leasing revenues, which increased $1.1 million, or 6.5%, driven primarily by continued pricing improvement in the third quarter, with increases in pro forma average modular space monthly rental rates of $37, or 6.4%, year-over-year for the three months ended September 30, 2019. Modular space units on rent decreased 0.8% on a pro forma basis to 9,180 and pro forma utilization for our modular space units increased to 57.2%, up 40 bps from 56.8%, for the three months ended September 30, 2018.
Gross Profit: Gross profit increased $1.3 million, or 16.5%, to $9.2 million for the three months ended September 30, 2019 from $7.9 for the three months ended September 30, 2018. The effects of favorable foreign currency movements increased gross profit by less than $0.1 million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, was driven primarily by increased leasing and services revenues and margins as a result of higher modular space units on rent and average monthly rental rates, partially offset by reduced new and rental unit sales gross profit and by increased depreciation of rental equipment of $0.7 million for three months ended September 30, 2019.

Adjusted EBITDA: Adjusted EBITDA increased $1.8 million, or 29.0%, to $8.0 million for the three months ended September 30, 2019 from $6.2 million for the three months ended September 30, 2018. This increase was driven by increased leasing and services gross profit as a result of increased modular space volumes and average monthly rental rates, partially offset by decreased new and rental unit sales gross profit. Additionally, SG&A, excluding discrete and other items, increased $0.2 million, also driven by the ModSpace acquisition, consisting primarily of increased occupancy costs of $0.2 million.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment decreased $0.9 million, or 24.3%, to $2.8 million for the three months ended September 30, 2019 from $3.7 million for the three months ended September 30, 2018. The decrease was driven by reduced spend due to increased unit selection afforded by the larger fleet following the ModSpace acquisition, partially offset by increased spending on VAPS to drive revenue growth. Net capital expenditures of $2.7 million remained flat to the prior year.
Comparison of Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30, 2019
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$718,038	$75,435	$793,473
Gross profit	$284,336	$27,640	$311,976
Adjusted EBITDA	$238,572	$23,040	$261,612
Capital expenditures for rental equipment	$153,113	$7,764	$160,877
Modular space units on rent (average during the period)	83,285	9,014	92,299
Average modular space utilization rate	74.3%	56.2%	72.1%
Average modular space monthly rental rate	$606	$592	$605
Portable storage units on rent (average during the period)	16,427	412	16,839
Average portable storage utilization rate	65.0%	52.9%	64.6%
Average portable storage monthly rental rate	$121	$111	$121

	Nine Months Ended September 30, 2018
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$444,525	$49,483	$494,008
Gross profit	$169,556	$16,951	$186,507
Adjusted EBITDA	$129,170	$12,856	$142,026
Capital expenditures for rental equipment	$104,462	$7,043	$111,505
Modular space units on rent (average during the period)	54,592	6,144	60,736
Average modular space utilization rate	71.9%	57.1%	70.1%
Average modular space monthly rental rate	$553	$568	$555
Portable storage units on rent (average during the period)	13,964	379	14,343
Average portable storage utilization rate	68.6%	56.5%	68.3%
Average portable storage monthly rental rate	$124	$111	$123
Modular - US Segment
Revenue: Total revenue increased $273.5 million, or 61.5%, to $718.0 million for the nine months ended September 30, 2019 from $444.5 million for the nine months ended September 30, 2018. Modular leasing revenue increased $199.9 million, or 65.2%, driven by improved volumes and pricing. Average modular space units on rent increased 28,693 units, or 52.6%. Average modular space monthly rental rates increased 9.6% for the nine months ended September 30, 2019. Improved volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues on the combined rental fleet of 66.6%. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the lower average modular space monthly rental rates on acquired units. The increases in leasing and services revenue were complemented by increases in sales revenues. New unit sales revenue increased $5.0 million, or 16.6% and rental unit sales revenue increased $6.5 million, or 45.5%. Increases in new unit sales and rental unit sales were primarily a result of the ModSpace acquisition and our larger post-acquisition sales team and fleet size.
On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues decreased $8.2 million, or 1.1%, year-over-year for the nine months ended September 30, 2019. This decline was driven by reduced new sales, which declined $40.3 million, or 53.4% driven primarily by one large new sale recognized in the third quarter of 2018 in the amount of $26.3 million, and decreased rental unit sales, which declined $10.0 million, or 32.4%. The declines in sales volumes were partially offset by increases in our core modular leasing revenues, which increased $44.3 million, or 9.6%, driven primarily by continued pricing improvement, with increases in pro forma average modular space monthly rental rates of $77, or 14.6%, year over year for the nine months ended September 30, 2019. Modular space units on rent decreased 3.9% on a pro forma basis to 83,285 and pro forma utilization for our modular space units decreased to 74.3%, down 40 bps from 74.7% for the nine months ended September 30, 2018.
Gross Profit: Gross profit increased $114.9 million, or 67.8%, to $284.4 million for the nine months ended September 30, 2019 from $169.5 million for the nine months ended September 30, 2018. The increase in gross profit was driven by higher modular leasing and service revenues driven both by organic growth and through the ModSpace acquisition, as well as due to increased modular space delivery and installation margins. The increase in gross profit from modular leasing and service revenues was partially offset by a $42.4 million increase in depreciation of rental equipment primarily related to units acquired in the ModSpace acquisition for the nine months ended September 30, 2019, as well as continued capital investment in our existing rental equipment.
Adjusted EBITDA: Adjusted EBITDA increased $109.5 million, or 84.8%, to $238.6 million for the nine months ended September 30, 2019 from $129.1 million for the nine months ended September 30, 2018. The increase was driven by higher modular leasing and services gross profits discussed above, partially offset by increases in SG&A, excluding discrete and other items, of $45.9 million. Discrete and other items within SG&A decreased for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, by $4.1 million as decreases in transaction costs related to the ModSpace, Acton, and Tyson acquisitions of $14.6 million were partially offset by increases in integration cost of $5.8 million, an increase in stock compensation expense of $2.8 million, and a $2.0 million increase in other costs. Increases in SG&A, excluding discrete items, primarily relate to increased employee costs of $21.5 million driven by the increased size of the workforce, net of realized employee cost synergies savings to date achieved as a result of the restructuring activities; and increased occupancy costs of $6.4 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 75% of redundant real estate locations. The remaining increases of $18.0 million are primarily related to increased professional fees, insurance, computer, travel, office costs, bad debt and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $48.6 million, or 46.5%, to $153.1 million for the nine months ended September 30, 2019 from $104.5 million for the nine months ended September 30, 2018. Net capital expenditures for rental equipment also increased $46.0 million, or 54.4%, to $130.5 million. The increases for both were driven by increased spend for refurbishments and VAPS to drive revenue growth and for maintenance of a larger fleet following our recent acquisitions.
Modular - Other North America Segment
Revenue: Total revenue increased $25.9 million, or 52.3%, to $75.4 million for the nine months ended September 30, 2019 from $49.5 million for the nine months ended September 30, 2018. Modular leasing revenue increased $17.0 million, or 51.2%, driven by improved volumes and pricing in the quarter. Average modular space units on rent increased by 2,870 units, or 46.7%, for the period, and average modular space monthly rental rates increased 4.2%. Improved volumes were driven by units acquired as part of the ModSpace acquisition and improved pricing was driven primarily through continued growth in our “Ready to Work” solutions and increased VAPS penetration across the combined post-acquisition customer base. Modular delivery and installation revenues increased $2.1 million, or 18.6%. New unit sales were $2.9 million and $3.4 million, and rental unit sales revenue was $8.9 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in modular delivery and installation revenues was primarily driven by the ModSpace acquisition and our larger post-acquisition sales team and fleet size. The increase in rental unit sales revenue was primarily driven by several large rental unit sale projects in the first half of 2019.
On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues decreased $5.1 million, or 6.3%, year-over-year for the nine months ended September 30, 2019. This decline was driven by reduced modular delivery and installation revenues and reduced new unit sales, which declined $6.3 million, or 32.0%, and $2.3 million, or 44.2%, respectively. The decline in modular delivery and installation revenues was driven by several large projects that began or were completed during the prior year and resulted in large delivery and installation revenues. These declines were partially offset by increases in rental unit sales of $3.3 million, or 58.9%. Core modular leasing revenues increased $0.3 million, or 0.6%, with increases in pro forma average modular space monthly rental rates of $22, or 3.9%, for the nine months ended September 30, 2019, being partially offset by a decrease in modular space units on rent of 2.3% on a pro forma basis to 9,014. Pro forma utilization for our modular space units decreased to 56.2%, down 40 bps from 56.6%, for the nine months ended September 30, 2018.
Gross Profit: Gross profit increased $10.6 million, or 62.4%, to $27.6 million for the nine months ended September 30, 2019 from $17.0 for the nine months ended September 30, 2018. The effects of favorable foreign currency movements increased gross profit by less than $0.2 million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, was driven primarily by increased leasing and services revenues and margins as a result of higher modular space units on rent and average monthly rental rates.

Additionally, rental unit sales gross profit increased due to higher volume. These increases were slightly offset by increased depreciation of rental equipment of $3.7 million for nine months ended September 30, 2019.
Adjusted EBITDA: Adjusted EBITDA increased $10.1 million, or 78.3%, to $23.0 million for the nine months ended September 30, 2019 from $12.9 million for the nine months ended September 30, 2018. This increase was driven by increased leasing and services gross profit as a result of increased modular space volumes and average monthly rental rates and increased rental unit sales gross profit, partially offset by increased SG&A, excluding discrete items, of $4.2 million, also driven by the ModSpace acquisition, consisting primarily of increased employee costs of $1.8 million and increased occupancy costs of $1.8 million.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $0.8 million, or 11.4%, to $7.8 million for the nine months ended September 30, 2019 from $7.0 million for the nine months ended September 30, 2018. The increase was driven by increased spend for new fleet and VAPS to drive revenue growth and for maintenance of a larger fleet following the ModSpace acquisition. Net capital expenditures decreased $6.5 million, or 120.4%, to negative $1.1 million during the nine months ended September 30, 2019, as a result of increased rental unit sales in the period that exceeded capital expenditures for rental equipment.

Other Non-GAAP Financial Data and Reconciliations
We use certain non-GAAP financial information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
We evaluate business segment performance on Adjusted EBITDA, a non-GAAP measure that excludes certain items as described in the reconciliation of our consolidated net income (loss) to Adjusted EBITDA reconciliation below. We believe that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.
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
Adjusted EBITDA
We define EBITDA as net income (loss) plus interest expense, income tax benefit, depreciation and amortization. Our Adjusted EBITDA reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what we consider transactions or events not related to our core business operations:
•Currency losses (gains), net: on monetary assets and liabilities denominated in foreign currencies other than the subsidiaries’ functional currency. Substantially all such currency losses (gains) are unrealized and attributable to financings due to and from affiliated companies.
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
Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following table provides an unaudited reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$762	$(36,729)	$(22,174)	$(43,185)
Income tax benefit	(1,220)	(6,507)	(2,022)	(13,572)
Loss on extinguishment of debt	—	—	7,244	—
Interest expense	30,857	43,447	95,353	67,321
Depreciation and amortization	47,576	39,254	138,818	90,575
Currency losses (gains), net	234	(425)	(436)	1,171
Goodwill and other impairments	—	—	5,076	—
Restructuring costs	1,980	6,137	9,083	7,214
Transaction costs	—	10,672	—	14,790
Integration costs	5,483	7,453	23,863	14,868
Stock compensation expense	1,813	1,050	5,003	2,225
Other expense	892	266	1,804	619
Adjusted EBITDA	$88,377	$64,618	$261,612	$142,026
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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue (A)	$272,340	$218,924	$793,473	$494,008

Gross profit (B)	$103,426	$80,946	$311,976	$186,507
Depreciation of rental equipment	43,869	35,534	128,940	82,849
Adjusted Gross Profit (C)	$147,295	$116,480	$440,916	$269,356

Gross Profit Percentage (B/A)	38.0%	37.0%	39.3%	37.8%
Adjusted Gross Profit Percentage (C/A)	54.1%	53.2%	55.6%	54.5%
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

The following table provides an unaudited reconciliation of purchase of rental equipment to Net CAPEX for Rental Equipment and to Net CAPEX:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Total purchases of rental equipment and refurbishments	$(47,789)	$(46,742)	$(160,877)	$(111,505)
Total proceeds from sale of rental equipment	8,421	9,560	31,504	21,593
Net CAPEX for Rental Equipment	(39,368)	(37,182)	(129,373)	(89,912)
Purchase of property, plant and equipment	(2,701)	(1,475)	(6,600)	(3,091)
Net CAPEX	$(42,069)	$(38,657)	$(135,973)	$(93,003)

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
Our consolidation strategy includes the pursuit of strategic acquisitions that we believe will add value to our existing business. We continue to review available acquisition opportunities with the awareness that any such acquisition may require us to incur additional debt to finance the acquisition and/or to issue shares of our Class A common stock or other equity securities as acquisition consideration or as part of an overall financing plan. From time to time we may also seek to streamline our capital structure and improve our financial position through refinancing or restructuring our existing debt or retiring certain of our securities for cash or other consideration.
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
At September 30, 2019, the Borrowers had $489.2 million of available borrowing capacity under the ABL Facility, including $354.8 million under the US ABL Facility and $134.4 million under the Canadian ABL Facility.
Cash Flow Comparison of the Nine Months Ended September 30, 2019 and 2018
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash from operating activities	$99,076	$15,580
Net cash from investing activities	(122,774)	(1,176,468)
Net cash from financing activities	18,627	1,161,406
Effect of exchange rate changes on cash and cash equivalents	64	68
Net change in cash and cash equivalents	$(5,007)	$586
Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2019 was $99.1 million as compared to $15.6 million for the nine months ended September 30, 2018, an increase of $83.5 million. The increase was primarily due to an increase of $108.9 million of net income, adjusted for non-cash items, during 2019 compared to 2018 due to the impact of the ModSpace acquisition on revenue and gross profit, which is reflected in the first nine months of 2019, but is only included for a month and a half in 2018. The increase in net income, adjusted for non-cash items, was partially offset by a decrease of $25.4 million in the net movements of the operating assets and liabilities. The decrease related to the operating assets and liabilities was attributable to an increase in accounts receivable and an increase in cash interest payments in the first nine months of 2019, partially offset by an increase in accounts payable and deferred revenue.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2019 was $122.8 million as compared to $1,176.5 million for the nine months ended September 30, 2018, a decrease of $1,053.7 million. The decrease in cash used in investing activities was driven by a $1,084.1 million decrease in cash used for business acquisitions, a $9.9 million increase in proceeds from the sale of rental equipment, and a $12.5 million increase in proceeds from the sale of property, plant, and equipment. The decrease in cash used in business acquisitions was due to the acquisition of Acton and ModSpace in the first nine months of 2018 with no business acquisitions during the same period of 2019. Proceeds from the sale of rental equipment increased due to increased sales volume as a result of the acquisition of ModSpace. Proceeds from the sale of property, plant and equipment increased primarily as a result of the sale of seven held for sale properties during the nine months ended September 30, 2019, as part of the ongoing integration and consolidation process following the acquisition of ModSpace.
The overall decrease in cash used in investing activities was partially offset by an increase in capital expenditures of $52.9 million in 2019 that was primarily a result of increased refurbishments of existing fleet, following our recent acquisitions, and purchases of VAPS to drive revenue growth.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2019 was $18.6 million as compared to $1,161.4 million for the nine months ended September 30, 2018, a decrease of $1,142.8 million. The decrease is primarily due to a reduction in borrowings, net of repayments of $1,020.1 million, and a decrease in receipts from the issuance of common stock of $147.0 million primarily related to the financing of the ModSpace acquisition. In connection with the ModSpace acquisition, in the third quarter of 2018, we borrowed an aggregate of $1,079.1 million related to the issuance of the 2023 Secured Notes and the Unsecured Notes, and through the up-sized ABL Facility. We also received proceeds from the issuance of the Company's Class A common stock of $147.2 million.
The decrease in cash provided by financing activities was partially offset by a decrease in financing fees payments of $32.2 million due to the ModSpace financing activities in 2018.
Free Cash Flow
Free Cash Flow is a non-GAAP measure. Free Cash Flow is defined as net cash provided by operating activities, less purchases of, and proceeds from, rental equipment and property, plant and equipment, which are all included in cash flows from investing activities. Management believes that the presentation of Free Cash Flow provides useful information to investors regarding our results of operations because it provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow. Free Cash Flows for the three months ended September 30, 2019 and 2018, are derived by subtracting the cash flows from operating activities and the relevant line items within financing activities for the six months ended June 30, 2019 and 2018, from corresponding items for the nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net cash provided by operating activities	$39,022	$(3,220)	$99,076	$15,580
Purchase of rental equipment and refurbishments	(47,789)	(46,742)	(160,877)	(111,505)
Proceeds from sale of rental equipment	8,421	9,560	31,504	21,593
Purchase of property, plant and equipment	(2,701)	(1,475)	(6,600)	(3,091)
Proceeds from the sale of property, plant and equipment	4,308	—	13,199	681
Free Cash Flow	$1,261	$(41,877)	$(23,698)	$(76,742)
Free Cash Flow for the nine months ended September 30, 2019 was an outflow of $23.7 million as compared to an outflow of $76.7 million for the nine months ended September 30, 2018, an increase in Free Cash Flow of $53.0 million. Free Cash Flow increased year over year principally driven by increases in Adjusted EBITDA of $119.6 million, or 84.2%, for the nine months ended September 30, 2019 and an increase of $12.5 million in proceeds from the sale of property, plant, and equipment as a result of the sale of surplus real estate in the period. These increases were partially offset by an increase in integration, restructuring, and transaction costs incurred of $3.9 million primarily related to the ModSpace integration, increased interest paid during the period of $66.2 million due to increased debt on the US ABL Facility and as a result of the issuance of the 2023 Secured Notes and the Unsecured Notes which only impacted 1.5 months of the nine months ended September 30, 2018, and a Net CAPEX increase of $43.0 million as a result of the increased fleet size and our investment in refurbishments of rental equipment and VAPS.

Contractual Obligations
Other than changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2018 Form 10-K for the three and nine months ended September 30, 2019.

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
Other than adoption of recent accounting standards as discussed in Note 1 to the notes to our unaudited condensed consolidated financial statements, there were no significant changes to our critical accounting policies during the nine months ended September 30, 2019.

Recently Issued Accounting Standards
Refer to Part I, Item 1, Note 1 of the notes to our financial statements included in this Quarterly Report on Form 10-Q for our assessment of recently issued and adopted accounting standards.

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
•failure to retain key personnel; and
•such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our Annual Report on Form 10-K for the year ending December 31, 2018), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $917.5 million in outstanding principal under the ABL Facility at September 30, 2019.
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
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $1.1 million.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2019, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. Legal Proceedings
As of September 30, 2019, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

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

WillScot Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	November 8, 2019		Timothy D. Boswell
Chief Financial Officer (Principal Financial Officer)