Form 10-K
period 2019-12-31
WillScot Corp
filed 2020-03-02
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant, computed as of June 30, 2019 (the last business day of the registrant’s most recently completed second quarter), was approximately $848,851,148.
Shares of Class A common stock, par value $0.0001 per share, outstanding: 110,316,368 shares at February 27, 2020.
Shares of Class B common stock, par value $0.0001 per share, outstanding: 8,024,419 shares at February 27, 2020.

Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2020, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WILLSCOT CORPORATION
Annual Report on Form 10-K

PART I
ITEM 1. Business
Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to WillScot Corporation ("WillScot") and its subsidiaries.
Our Company
Headquartered in Baltimore, Maryland, we are a market leader in the North America specialty rental services industry. We provide innovative modular space and portable storage solutions to diverse end markets utilizing a branch network of approximately 120 locations throughout the United States (“US”), Canada and Mexico.
With roots dating back more than 60 years, we lease modular space and portable storage units (our “lease fleet”) to customers in the commercial and industrial, construction, education, energy and natural resources, government and other end markets. We deliver “Ready to Work” solutions through our growing offering of value-added products and services (“VAPS”), such as the rental of steps, ramps, and furniture packages, damage waivers and other amenities. These turnkey solutions offer customers flexible, low-cost and timely solutions to meet their space needs on an outsourced basis. We complement our core leasing business by selling both new and used units, allowing us to leverage our scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
WillScot is the holding company for the Williams Scotsman family of companies. All of our assets and operations are owned through Williams Scotsman Holdings Corp. (“WS Holdings”). We operate and own 91.0% of WS Holdings, and Sapphire Holding S.a r.l (“Sapphire”), an affiliate of TDR Capital LLP ("TDR Capital"), owns the remaining 9.0%.

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
Modular Space Solutions
Panelized and Stackable Offices. Our FlexTM panelized and stackable offices are the next generation of modular space technology and offer maximum flexibility and design configurations. These units provide a modern, innovative design, smaller footprint, ground level access and interchangeable panels, including all glass panels that allow customers to configure the space to their precise requirements. These units have the ability to expand upwards (up to three stories) and outwards.
Single-Wide Modular Space Units. Single-wide modular space units include mobile offices and sales offices. These units offer maximum ease of installation and removal and are deployed across the broadest range of applications in our fleet. These units typically have “open interiors” which can be modified using movable partitions, and include tile floors, air conditioning and heating units, partitions and, if requested, toilet facilities.
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

Portable Storage Solutions
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

Product Leases
Rental equipment leasing is our core business. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. While the initial lease term is often relatively short, the average actual lease duration of our lease portfolio (including month-to-month renewals) is significantly longer. Our average minimum lease terms at delivery for modular space units and portable storage units are 14 months and 7 months, respectively, while the average duration of our lease portfolio is 34 months.
Customers are responsible for the costs of delivery and set-up, dismantling and pick-up, customer-specified modifications, costs to return custom modifications back to standard configuration at end of lease and any loss or damage beyond normal wear and tear. Our leases generally require customers to maintain liability and property insurance covering the units during the lease term and to indemnify us from losses caused by the negligence of the customer.
As of December 31, 2019, we had over 125,000 modular space units, of which 88,495, or 69%, were on rent, as well as over 25,000 portable storage units, of which 16,892, or 66%, were on rent.

Product Sales
We complement our core leasing business with product sales of new units that we purchase from a broad network of third-party manufacturers. We typically do not purchase new units for resale until we have obtained firm purchase orders (which normally are non-cancelable and include up-front deposits) for such units. Buying units directly for resale adds scale to our purchasing, which is beneficial to our overall supplier relationships and purchasing terms. New unit sales are a natural extension of our leasing operations in situations where customers have long-lived or permanent projects, making it more cost-effective to purchase rather than to lease a standard unit.
In the normal course of managing our business, we also sell idle used rental units at fair market value and units that are already on rent if the customer expresses interest in owning rather than continuing to rent the unit. The sale of units from our rental equipment has historically been both a profitable and cost-effective method to finance the replenishment and upgrade of the lease fleet as well as to generate free cash flow during periods of lower rental demand and utilization. Our sales business may include modifying or customizing units to meet customer requirements. We also offer delivery, installation and removal-related services for an additional fee as part of our sales operations.

Customers
In 2019, we served over 50,000 customers. We believe that our customers prefer our modular space products over fixed, on-site built space because modular space products are a quick, flexible, and cost-effective solution for temporary or permanent expansion.
For the years ended December 31, 2019, 2018 and 2017, no one customer accounted for more than 3% of our total consolidated revenues. For the year ended December 31, 2019, no one customer accounted for more than 1% of revenue, our top 10 customers accounted for 4% of revenue, and our top 50 customers accounted for less than 11% of revenue, reflecting the low customer concentration and project diversification within our portfolio. Our strategy involves operating standardized rental equipment and "Ready to Work" solutions that can be redeployed across our diversified customer base and branch network in 15 discrete end markets. Key customer end markets include:

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
Commercial and Industrial
Our customers use our products as their primary office or retail space, to expand their existing commercial workspace, to increase their storage capabilities, and as temporary space for festivals, sporting, and other events. Customers in this category span a variety of industries ranging from agriculture, forestry & fishing; arts, media, hotels & entertainment; chemicals and other manufacturing; professional services; and retail & wholesale trade, including fast food and retail, as well as commercial offices, warehousing and other industrial end markets.
Energy and Natural Resources
Our products are leased to companies involved in electricity generation and transmission, utilities, up-mid-and down-stream oil and gas, mining exploration and extraction, and other related sectors.
Education
Rapid shifts in populations within regions often necessitate quick and cost effective expansion of education facilities, particularly in elementary and secondary schools and universities and colleges. Regional and local governmental budgetary pressures, classroom size reduction legislation, refurbishment of existing facilities and the expansion of charter schools have made modular classrooms a convenient and economically advantageous alternative to expand capacity in education settings. In addition, our products are used as classrooms when schools are undergoing large scale modernization, which allows continuous operation of a school while modernization progresses.
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

Competitive Strengths
We believe that the following competitive strengths have been instrumental to our success and position us for future growth:
North American Market Leader with Significant Scale Advantages
We have developed our market position by leveraging our extensive branch network, diverse fleet, technical expertise, operational capabilities and strong brand awareness among our customers. Our extensive scale allows us to attract and retain talent and implement industry leading technology tools and process. This results in significant operational benefits, such as optimization of fleet yield and utilization, efficient capital allocation, superior service capabilities and the ability to offer consistent "Ready to Work" solutions across all of our branch locations.
Customer, End Market and Geographic Diversity
We have established strong relationships with a diverse customer base, ranging from large national accounts to small local businesses. Our customers operate in multiple end markets, including commercial and industrial, construction, education, energy and natural resources and government, among others. We believe that the diversity of our customer end markets reduces our exposure to changes related to a given customer, shifts within an industry or geographic region, and end market industry seasonality, while also providing significant opportunities to grow the business. When combined with our 34 month average lease duration, the diversification and flexibility in our portfolio results in predictable lease revenue streams.
Since geographic proximity to customers is a competitive advantage in the industry, we maintain a network of approximately 120 branches and additional drop lots to better service our customers. Our branches typically have a sales staff dedicated to the local market, with transportation personnel responsible for delivery and pick-up of our units and yard personnel responsible for loading and unloading units and performing repairs and maintenance. Customers benefit from improved service and response times, reduced time to occupancy, better access to sales representatives with local market knowledge, as well as lower freight costs, which are typically paid by the customer. We benefit because we are able to leverage investments in shared services, technology, and marketing costs over a larger lease base, redeploy units within our branch network to optimize utilization, enhance our competitive position by providing ample local supply and offer profitable short-term leases which either would not be profitable or would be cost prohibitive to the customer without a local market presence. We believe that the geographic diversity of our branch network reduces our exposure to changes related to a given region, while presenting us with significant growth opportunities.
The following chart illustrates the breakdown of our customers and revenue by end markets as of December 31, 2019. In order to optimize the use of fleet asset across our branch network, we centrally manage fleet rebalancing across our end markets. This allows us to serve 15 distinct end markets in which no customer accounted for more than 1% of consolidated revenue for the year ended December 31, 2019.

REVENUE MIX BY END MARKET	CUSTOMER CONCENTRATION

Healthcare; 1%
Engineering & Architecture; 3%
Government; 3%
Highway
& Heavy Construction; 8%
Education; 7%
Home Builders
& Developers; 6%
Energy &
Natural Resources; 7%
Retail &
Wholesale Trade; 8%
Non-Residential
& GCs; 19%
Professional Services; 1…
Subcontractors; 8%
Other; 3%
Agriculture, Forestry & Fishing; 1%
Manufacturing; 10%
Arts, Media, Hotels
& Entertainment; 2%

Long-Life Fleet and Effective Fleet Management
As of December 31, 2019, our modular space and portable storage lease fleet consists of 76.8 million square feet of relocatable space, comprising approximately 153,000 units with a gross book value of approximately $2.6 billion. Modular space units have attractive economic characteristics and our ability to lease and maintain our assets profitability over economic lives that often exceed 20 years, is a unique capability and competitive advantage for WillScot. We utilize standard fleet maintenance procedures across the branch network, monitor fleet condition and allocate capital expenditures centrally, and ensure all units meet consistent quality and condition requirements, regardless of unit age, prior to delivery to a customer.
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
The nature of our modular space product line and diverse customer end uses support our growing offering of VAPS, which typically have useful lives between 2 and 8 years and offer an incremental return on investment.
We supplement our fleet and VAPS investments with acquisitions, and adjust our investments in fleet and acquisitions opportunistically.

The following chart illustrates the breakdown of the net book value of our rental equipment between the various modular space product types, portable storage and VAPS as of December 31, 2019.

Our Industry
Our business primarily operates within the modular space and portable storage markets however, our services span across a variety of related sectors, including furniture rental, transportation and logistics, facilities management and rental services, and commercial real estate.
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

Other Related Markets
In the normal course of providing our “Ready to Work” solutions, we perform services that are characteristic of activities in other industries. For example, we coordinate a broad network of third-party and in-house transportation and service resources to support the timely movement of our products, as well as maintenance on, customer sites. Additionally, we design, source, lease and maintain a broad offering of ancillary products, including furniture, that render our modular structures immediately functional in support of our customers’ needs. We also provide technical expertise and oversight for customers regarding building design and permitting, site preparation and expansion or contraction of installed space based on changes in project requirements. Further, we have the capability to compete in adjacent markets, such as commercial and institutional housing, that have received less focus historically in the modular space market. We believe that this broad service capability differentiates us from other rental and business services providers and clearly differentiates us in the marketplace.

Competition
Although our competition varies significantly by local market, the modular space and portable storage industry is highly competitive and fragmented as a whole. Based on customer feedback, we believe that participants in our industry compete on the basis of customer relationships, product quality and availability, delivery speed, VAPS and service capabilities, pricing, and overall ease of doing business. We typically compete with one or more local providers in all of our markets, as well as with a limited number of national and regional companies. Some of our competitors may have greater market share in certain geographic regions. Significant modular space and portable storage competitors include Mobile Mini, Mobile Modular, Pac-Van, ATCO Structures & Logistics and BOXX Modular. Numerous other regional and local companies compete in individual markets.

Strategic Acquisitions
We believe the scalability of our branch network, corporate and shared services infrastructure, technology, and processes allows us to integrate acquisitions efficiently, realize cost savings, cross-sell VAPS, and improve the yield on acquired assets. As such, we manage an active acquisition pipeline and consider acquisitions to be an important component of our growth strategy.

Employees
As of December 31, 2019, we had over 2,500 employees. We have collective bargaining agreements in portions of our Mexico-based operations representing approximately 1% of our employees. Approximately 89% of our employees are in the field, while 11% serve in corporate functions. We have not experienced a strike or significant work stoppage, and we consider our relations with employees to be good.

Intellectual Property
We own a number of trademarks, none of which are individually material to our business. Our trademarks are registered or pending applications for registrations in the US Patent and Trademark Office and various non-US jurisdictions. We operate primarily under the WillScot brand.

Regulatory and Environmental Compliance
We are subject to certain environmental, transportation, anti-corruption, import controls, health and safety and other laws and regulations in countries, states or provinces, and localities in which we operate. We incur significant costs in our business to comply with these laws and regulations. However, from time to time we may be subject to additional costs and penalties as a result of non-compliance. The discovery of currently unknown matters or conditions, new laws and regulations or different enforcement or interpretation of existing laws and regulations could materially harm our business or operations in the future.
We are subject to laws and regulations that govern and impose liability for activities that may have adverse environmental effects, including discharges into air and water, and handling and disposal of hazardous substances and waste. As of the date of this filing, no environmental matter has been material to our operations. Based on our management’s assessment, we believe that any environmental matters relating to us of which we are currently aware will not be material to our overall business or financial condition.
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

Recent Developments
Warrant Redemption
On January 24, 2020, the Company delivered a notice (the “Redemption Notice”) for the redemption of all of its outstanding Public Warrants (as defined in Item 5, 2015 Warrants, of this Annual Report on Form 10-K) to purchase shares of the Company’s Class A common stock, par value $0.0001 per share, that were issued under the Warrant Agreement, dated September 10, 2015, by and between the Company’s legal predecessor company Double Eagle Acquisition Corp. (“Double Eagle”) and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), as part of the units sold in Double Eagle's initial public offering (the “IPO”) that remain unexercised at 5:00 p.m. New York City time on February 24, 2020. As further described in the Redemption Notice and permitted under the Warrant Agreement, holders of the Public Warrants who exercised such Public Warrants following the date of the Redemption Notice were required to do so on a “cashless basis.”
From January 1, 2020 through January 24, 2020, 796,610 Public Warrants were exercised for cash, resulting in the Company receiving cash proceeds of $4.6 million in the aggregate. An aggregate of 398,305 shares of the Company's Class A common stock were issued in connection with these exercises.
After January 24, 2020 through February 24, 2020, 5,836,040 Public Warrants were exercised on a cashless basis. An aggregate of 1,097,162 shares of the Company's Class A common stock were issued in connection with these exercises. Thereafter, the Company completed the redemption of 38,509 remaining Public Warrants for $0.01 per warrant.
Following the redemption of the Public Warrants, (i) 17,561,700 Private Warrants (as defined in Item 5, 2015 Warrants, of this Annual Report on Form 10-K), each exercisable for one-half of one share of Common Stock at an exercise price of $5.75 per half-share, issued under the Warrant Agreement in a private placement simultaneously with the IPO and still held by the initial holders thereof or their permitted transferees remain outstanding and (ii) 9,966,070, each exercisable for one share of the Company's Class A common stock at an exercise price of $15.50 per share, issued in connection with the Company’s acquisition of Modular Space Holdings, Inc. ("ModSpace") under a warrant agreement dated August 15, 2018, between Continental Stock Transfer & Trust Company, as warrant agent. As of February 28, 2020, 110,316,368 shares of the Company's Class A common stock were issued and outstanding.
Merger
On March 1, 2020, the Company, along with its newly formed subsidiary, Picasso Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile Mini, Inc. (“Mobile Mini”). The Merger Agreement provides for the merger of Mobile Mini with and into Merger Sub (the “Merger”), with Mobile Mini surviving as a wholly-owned subsidiary of the Company. At the effective time of the Merger, and subject to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of the common stock of Mobile Mini shall be converted into the right to receive 2.4050 shares of WillScot Class A common stock. Under the terms of the Merger Agreement, we expect our and Mobile Mini’s stockholders would own 54% and 46% of the combined company, respectively.
The Merger has been unanimously approved by the Company and Mobile Mini’s boards of directors. The Merger is subject to customary closing conditions, including receipt of regulatory and stockholder approvals by the Company and Mobile Mini’s stockholders, and is expected to close in third quarter of 2020. Additionally, the transaction also has the support of TDR Capital, the Company's largest shareholder, which has entered into a customary voting agreement in support of the Merger.
In connection with the Merger, the Company entered into a commitment letter (the “Commitment Letter”), dated March 1, 2020, with the lenders party thereto (the “Lenders”). Pursuant to the Commitment Letter, the Lenders have agreed to provide debt financing to refinance the Company’s existing ABL Facility (as defined below), Mobile Mini’s existing ABL credit facility and Mobile Mini’s outstanding senior notes due 2024 on the terms and conditions set forth in the Commitment Letter.
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
Although our competition varies significantly by market, the modular space and portable storage unit industry is highly competitive in general. We compete on the basis of a number of factors, including customer relationships, product quality and availability, delivery speed, VAPS and service capabilities, pricing, and overall ease of doing business. We may experience pricing pressures in our operations as some of our competitors seek to obtain market share by reducing prices, and we may face reduced demand for our products and services if our competitors are able to provide new or innovative products or services that better appeal to customers. In most of our end markets, we face competition from national, regional and local companies who have an established market position in the specific service area, and we expect to encounter similar competition in any new markets that we may enter. In certain markets, some of our competitors may have greater market share, less debt, greater pricing flexibility, more attractive product or service offerings, or superior marketing and financial resources. Increased competition could result in lower profit margins, substantial pricing pressure and reduced market share. Price competition, together with other forms of competition, may materially adversely affect our business, results of operations and financial condition.
Our operations are exposed to operational, economic, political and regulatory risks.
We operate in the US, Canada and Mexico. For the year ended December 31, 2019, approximately 90.9%, 7.6%, and 1.5% of our revenue was generated in the US, Canada and Mexico, respectively. Our operations in these countries could be affected by foreign and domestic economic, political and regulatory risks, including the following:
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
• pressures on management time and attention due to the complexities of overseeing multi-national operations;
• challenges in maintaining staffing;
• different labor regulations and the potential impact of collective bargaining;
• potentially adverse consequences from changes in, or interpretations of, tax laws;
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
These and other risks may materially adversely affect our business, results of operations and financial condition.
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
Moreover, the level of demand for our products and services is sensitive to the level of demand within various sectors, particularly the commercial and industrial, construction, education, energy and natural resources, and government end markets. Each of these sectors is influenced not only by the state of the general global economy, but also by a number of more specific factors as well. For example, a decline in global or local energy prices may materially adversely affect demand for modular buildings within the energy and resources sector. The levels of activity in these sectors and geographic regions may also be cyclical, and we may not be able to predict the timing, extent or duration of the activity cycles in the markets in which we or our key customers operate. A decline or slowed growth in any of these sectors or geographic regions could result in reduced demand for our products and services, which may materially adversely affect our business, results of operations and financial condition.
Effective management of our fleet is vital to our business, and our failure to properly safeguard, design, manufacture, repair and maintain our fleet could harm our business and reduce our operating results and cash flows.
Our modular space and portable storage units have long economic lives and managing our fleet is a critical element to our leasing business. Rental equipment asset management requires designing and building long-lived products that anticipate customer needs and changes in legislation, regulations, building codes and local permitting in the various markets in which we operate. In addition, we must cost-effectively maintain and repair our fleet to maximize the economic life of the products and the proceeds we receive from product sales. As the needs of our customers change, we may incur costs to relocate or retrofit our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand, we may be unable to take advantage of sales and leasing opportunities in certain regions, despite excess inventory in other regions. If we are not able to successfully manage our lease assets, our business, results of operations and financial condition may be materially adversely affected.
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
Trade policies and changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may materially adversely affect our business, results of operations, and outlook.
Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations may materially, adversely affect our business, financial condition and results of operations. For example, the US government has imposed tariffs on steel, aluminum and lumber imports from certain countries, which could result in increased costs to us for these materials. Without limitation, (i) tariffs currently in place and (ii) the imposition by the federal government of new tariffs on imports to the US could materially increase (a) the cost of our products that we are offering for sale or lease, (b) the cost of certain products that we source from foreign manufacturers, and (c) the cost of certain raw materials or products that we utilize. We may not be able to pass such increased costs on to our customers, and we may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. Although we actively monitor our procurement policies and practices to avoid undue reliance on foreign-sourced goods subject to tariffs, when practicable, such developments may materially adversely affect our business, financial condition and results of operations.
We may be unable to acquire and integrate new operations, which could cause our business to suffer.
We may be unable to complete strategic acquisitions or integrate acquired businesses or assets into our operations for various reasons. We completed the Modular Space Holdings, Inc., or ModSpace, and Acton Mobile Holdings LLC, or Acton, acquisitions in 2018 and 2017. While the ModSpace and Acton integrations are substantially complete, we may explore acquisitions in the future that meet our strategic growth plans. We cannot predict if or when acquisitions will be completed, and we may face significant competition for acquisition targets. Acquisitions involve numerous risks, including the following:
•difficulties in integrating the operations, technologies, products and personnel of the acquired companies;
•diversion of management’s attention from normal daily operations of the business;
•loss of key employees;
•difficulties in entering markets in which we have no or limited prior experience and where our competitors in such markets have stronger market positions;
•difficulties in complying with regulations, such as environmental regulations, and managing risks related to an acquired business;

•an inability to timely obtain financing, including any amendments required to existing financing agreements;
•an inability to implement uniform standards, controls, procedures and policies;
•undiscovered and unknown problems, defects, liabilities or other issues related to any acquisition that become known to us only after the acquisition, particularly relating to rental equipment on lease that are unavailable for inspection during the diligence process; and
•loss of key customers, suppliers or employees.
In connection with acquisitions, we may assume liabilities or acquire damaged assets, some of which may be unknown to us at the time of such acquisitions.
We assess the condition and regulatory certification of an acquired fleet as part of our acquisition due diligence. In some cases, fleet condition or regulatory certification may be difficult to determine due to the fleet being on lease at the time of acquisition and/or inadequate certification records. Fleet acquisitions may therefore result in a rectification cost that we may not have factored into the acquisition price, impacting deployability and ultimate profitability of the fleet we acquired.
In particular, we have made two major acquisitions (Acton and ModSpace) since November 29, 2017. Although we have substantially integrated the acquired businesses and assets into our organization and platforms, we must continue to take actions in 2020 to realize the combined cost synergies that we forecast for those acquisitions. We may incur more costs than we anticipated to achieve the forecast synergies (thus reducing the net benefit of the cost synergies), realize synergies later than we expected or fail altogether to achieve a portion of the cost savings we anticipated. Any of these events could cause reductions in our earnings per share, impact our ability to borrow funds under our credit facility, decrease or delay the accretive effect of the acquisitions that we anticipated and negatively impact our stock price.
Acquisitions are inherently risky, and we cannot provide assurance that any future acquisitions will be successful or will not materially adversely affect our business, results of operations and financial condition. If we do not manage new markets effectively, some of our new branches and acquisitions may lose money or fail, and we may have to close unprofitable branches. Closing a branch in such circumstances would likely result in additional expenses that would cause our operating results to suffer. To manage growth successfully, we will need to continue to identify additional qualified managers and employees to integrate acquisitions within our established operating, financial and other internal procedures and controls. We will also need to effectively motivate, train and manage our employees. Failure to successfully integrate recent and future acquisitions and new branches into existing operations could materially adversely affect our results of operations and financial condition.
If we do not manage our credit risk effectively, collect on our accounts receivable, or recover our rental equipment from our customers, it could materially adversely affect our business, financial condition and results of operations.
We perform credit evaluation procedures on our customers on each transaction and require security deposits or other forms of security from our customers when we identify a significant credit risk. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables and loss of units if we are unable to recover our rental equipment from our customers’ sites. If we are not able to manage credit risk, or if a large number of customers should have financial difficulties at the same time, our credit and rental equipment losses would increase above historical levels. If this should occur, our business, financial condition, results of operations and cash flows may be materially adversely affected.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
As of December 31, 2019, we had US net operating loss (“NOL”) carryforwards of approximately $899.5 million and $619.9 million for US federal income tax and state tax purposes, respectively, available to offset future taxable income, prior to consideration of annual limitations that Section 382 of the Internal Revenue Code of 1986 may impose. The US NOL carryforwards begin to expire in 2019 for state and 2022 for federal if not utilized. In addition, we had foreign NOLs of $20.7 million as a result of our operations in Canada and Mexico. Our Mexico and Canadian NOL carryforwards begin to expire in 2021 and 2038, respectively, if not utilized.
Our US NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382 of the Internal Revenue Code and corresponding provisions of US state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its US NOLs and other applicable tax attributes before the ownership change, such as research and development tax credits, to offset its income after the ownership change may be limited. We have completed Section 382 analyses for applicable transactions, and performed utilization analysis under US GAAP. As a result, if we earn net taxable income, our ability to use our pre-ModSpace US NOL carryforwards to offset US federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of US NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Lastly, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it may result in increased future tax obligations and income tax expense.
We may be unable to recognize deferred tax assets such as those related to our tax loss carryforwards and, as a result, lose future tax savings, which could have a negative impact on our liquidity and financial position.
We recognize deferred tax assets primarily related to deductible temporary differences based on our assessment that the item will be utilized against future taxable income and the benefit will be sustained upon ultimate settlement with the applicable taxing authority. Such deductible temporary differences primarily relate to tax loss carryforwards and business interest expense limitations. Tax loss carryforwards arising in a given tax jurisdiction may be carried forward to offset taxable income in future years from such tax jurisdiction and reduce or eliminate income taxes otherwise payable on such taxable income, subject to certain limitations. Deferred interest expense exists primarily within our US operating companies, where interest expense was not previously deductible as incurred but may become deductible in the future subject to certain limitations. We may have to write down, through income tax expense, the carrying amount of certain deferred tax assets to the extent we determine it is not probable we will realize such deferred tax assets.
Some of the tax loss carryforwards expire and if we do not have sufficient taxable income in future years to use the tax benefits before they expire, the benefit may be permanently lost. In addition, the taxing authorities could challenge our calculation of the amount of our tax attributes, which could reduce certain of our recognized tax benefits. Further, tax laws in certain jurisdictions may limit the ability to use carryforwards upon a change in control.
Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.
We are subject to income taxes in the US, Canada and Mexico. Our tax liabilities are affected by the amounts we charged for inventory, services, funding and other transactions on an intercompany basis. We are subject to potential tax examinations in these jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts that we ultimately pay upon resolution of examinations could be materially different from the amounts we previously included in our income tax provision and, therefore, could have a material impact on our results of operations and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, changes in tax laws and the discovery of new information in the course of our tax return preparation process. Changes in tax laws or regulations may increase tax uncertainty and adversely affect our results of operations.
Changes in state building codes could adversely impact our ability to remarket our buildings, which could have a material adverse impact on our business, financial condition and results of operations.
Building codes are generally reviewed, debated and, in certain cases, modified on a national level every three years as an ongoing effort to keep the regulations current and improve the life, safety and welfare of the building’s occupants. All aspects of a given code are subject to change, including, but not limited to, such items as structural specifications for earthquake safety, energy efficiency and environmental standards, fire and life safety, transportation, lighting and noise limits. On occasion, state agencies have undertaken studies of indoor air quality and noise levels with a focus on permanent and modular classrooms. This process leads to a systematic change that requires engagement in the process and recognition that past methods will not always be accepted. New modular construction is very similar to conventional construction where newer codes and regulations generally increase cost. New governmental regulations may increase our costs to acquire new rental equipment, as well as increase our costs to refurbish existing equipment.
Compliance with building codes and regulations entails risk as state and local government authorities do not necessarily interpret building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. These regulations often provide broad discretion to governmental authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of compliance in particular markets. The construction and modular industries have developed many “best practices” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than ours. When, and if, regulators clarify regulatory standards, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our business, financial condition, operating cash flows and results of operations could be negatively impacted.
Our operations face foreign currency exchange rate exposure, which may materially adversely affect our business, results of operations and financial condition.
We hold assets, incur liabilities, earn revenue and pay expenses in certain currencies other than the US dollar, primarily the Canadian dollar and the Mexican peso. Our consolidated financial results are denominated in US dollars, and therefore, during times of a strengthening US dollar, our reported revenue in non-US dollar jurisdictions will be reduced because the local currency will translate into fewer US dollars. Revenue and expenses are translated into US dollars at the average exchange rate for the period. In addition, the assets and liabilities of our non-US dollar subsidiaries are translated into US dollars at the exchange rates in effect on the balance sheet date. Foreign currency exchange adjustments arising from certain intercompany obligations with and between our domestic companies and our foreign subsidiaries are marked-to-market and recorded as a non-cash loss or gain in each of our financial periods in our consolidated statements of operations. Accordingly, changes in currency exchange rates will cause our foreign currency translation adjustment in the consolidated statements of comprehensive loss to fluctuate. In addition, fluctuations in foreign currency exchange rates will impact the amount of US dollars we receive when we repatriate funds from our non-US dollar operations.
Fluctuations in interest rates and commodity prices may also materially adversely affect our revenues, results of operations and cash flows.
Although we have converted a portion of our senior secured revolving credit facility borrowings into fixed-rate debt through interest rate swaps, a significant portion of our borrowings under the facility remain variable rate debt. Fluctuations in interest rates may negatively impact the amount of interest payments, as well as our ability to refinance portions of our existing debt in the future at attractive interest rates. In addition, certain of our end markets, as well as portions of our cost structure, such as transportation costs, are sensitive to changes in commodity prices, which can impact both demand for and profitability of our services. These changes could impact our future earnings and cash flows, assuming other factors are held constant.
Significant increases in raw material and labor costs could increase our operating costs significantly and harm our profitability.
We incur labor costs and purchase raw materials, including steel, lumber, siding and roofing, fuel and other products to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our units and in connection with get-ready, delivery and installation of our units. The volume, timing and mix of such work may vary quarter-to-quarter and year-to-year. Generally, increases in labor and raw material costs will increase the acquisition costs of new units and also increase the repair and maintenance costs of our fleet. We also maintain a truck fleet to deliver units to and return units from our customers, the cost of which is sensitive to maintenance and fuel costs and rental rates on leased equipment. During periods of rising prices for labor or raw materials, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new units and higher operating costs that we may not be able to recoup from customers through changes in pricing, which could materially adversely affect our business, results of operations and financial condition.
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
We are subject to the costs and risks generally associated with labor disputes and organizing activities related to unionized labor. From time to time, strikes, public demonstrations or other coordinated actions and publicity may disrupt our operations. We may incur increased legal costs and indirect labor costs as a result of contractual disputes, negotiations or other labor-related disruptions. We have collective bargaining agreements with employees in portions of our Mexico-based operations, which accounted for approximately 1.0% of our total employees as of December 31, 2019. These operations may be more highly affected by labor force activities than others, and all collective bargaining agreements must be renegotiated annually. Other locations may also face organizing activities or effects. Labor organizing activities could result in additional employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of work forces during an economic downturn, which could put us at a competitive disadvantage.
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
We have a substantial amount of goodwill and indefinite-life intangible assets (trade names), which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2019, we had approximately $235.2 million and $126.6 million of goodwill and intangible assets, net, respectively, in our consolidated balance sheets, which would represent approximately 8.1% and 4.5% of total assets, respectively.
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, EBIT margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, exchange rates, royalty rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-life intangible assets may not be recoverable. In the event impairment is identified, a charge to earnings would be recorded which may materially adversely affect our financial condition and results of operations.
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
Our operations are subject to an array of governmental regulations in each of the jurisdictions in which we operate. For example, our activities in the US are subject to regulation by several federal and state government agencies, including the Occupational Safety and Health Administration, and by federal and state laws. Our operations and activities in other jurisdictions are subject to similar governmental regulations. Similar to conventionally constructed buildings, the modular business industry is also subject to regulations by multiple governmental agencies in each jurisdiction relating to, among others, environmental, zoning and building standards, and health, safety and transportation matters. Noncompliance with applicable regulations, implementation of new regulations or modifications to existing regulations may increase costs of compliance, require a termination of certain activities or otherwise materially adversely affect our business, results of operations and financial condition.
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
If we fail to comply with these requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts or under the Federal Civil False Claims Act. The False Claims Act’s “whistleblower” provisions allow private individuals, including present and former employees, to sue on behalf of the US government. The False Claims Act statute provides for treble damages and other penalties, and if our operations are found to be in violation of the False Claims Act, we could face other adverse action, including suspension or prohibition from doing business with the US government. Any penalties, damages, fines, suspension or damages could adversely affect our ability to operate our business and our financial results.
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
If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, including suspension or debarment from US government contracting, and we may be subject to other liabilities which could materially adversely affect our business, results of operations and financial condition. We are also subject to similar anti-corruption laws in other jurisdictions.
Environmental Laws and Regulations
We are subject to a variety of national, state, regional and local environmental laws and regulations. Among other things, these laws and regulations impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste and impose liabilities for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. In the ordinary course of business, we use and generate substances that are regulated or may be hazardous under environmental laws. We have an inherent risk of liability under environmental laws and regulations, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. From time to time, our operations or conditions on properties that we have acquired have resulted in liabilities under these environmental laws. We may in the future incur material costs to comply with environmental laws or sustain material liabilities from claims concerning noncompliance or contamination. We have no reserves for any such liabilities.
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
Any failure of our management information systems could disrupt our business operations both in the field and back office, which could result in decreased lease or sale revenue and increase overhead costs.
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
We have previously been the target of an attempted cyber-attack and may be subject to breaches of the information systems that we use. We have not experienced a material cybersecurity breach. We have programs in place that are intended to detect, contain and respond to data security incidents and that provide employee awareness training regarding phishing, malware, and other cyber risks to protect against cyber risks and security breaches. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, because our systems contain information about individuals and other businesses, the failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs, regulatory sanctions and other potential material adverse effects on our business, results of operations and financial condition.
Our operations could be subject to natural disasters and other business disruptions, which could materially adversely affect our future revenue, financial condition, cash flows and increase our costs and expenses.
Our operations could be subject to natural disasters and other business disruptions such as fires, floods, hurricanes, earthquakes and terrorism, which could adversely affect our future revenue, financial condition, and cash flows and increase our costs and expenses. In addition, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could adversely affect demand for our products and services. In the event of a major natural or man-made disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which may materially adversely affect our business. If any of our facilities or a significant amount of our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by asset, liability, business continuity or other insurance contracts. Also, we could face significant increases in premiums or losses of coverage due to the loss experienced during and associated with these and potential future natural or man-made disasters that may materially adversely affect our business. In addition, attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our results of operations.
In general, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the global economy and worldwide financial markets. Any such occurrence could materially adversely affect our business, results of operations and financial condition.
We may incur property, casualty or other losses not covered by our insurance.
We are predominantly self-insured for a number of different risk categories, such as property, general liability (including product liability), workers' compensation, automobile claims, crime, and cyber liability, with insurance coverage for certain catastrophic risks. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. The occurrence of significant claims, a substantial rise in costs to maintain our insurance, or the failure to maintain adequate insurance coverage could have an adverse impact on our financial condition and results of operations.
We may not be able to redeploy our units effectively should a significant number of our leased units be returned during a short period of time, which could adversely affect our financial performance.
While our typical lease terms include contractual provisions requiring customers to retain units on lease for a specified period, our customers generally rent their units for periods longer than the contractual lease terms. As of December 31, 2019, the average lease duration of our current lease portfolio is approximately 34 months. If a significant number of leased units are returned in a short period of time, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could materially adversely affect our financial performance.
Failure to close our unit sales transactions as we project could cause our actual revenue or cash flow for a particular fiscal period to differ from expectations.
Sales of new and used modular space and portable storage units to customers represented approximately 9.3% of our revenue during the year ended December 31, 2019. Sale transactions are subject to certain factors that are beyond our control, including permit requirements, the timely completion of prerequisite work by others, and weather conditions. Accordingly, the actual timing of the completion of these transactions may take longer than we expect. As a result, our actual revenue and cash flow in a particular fiscal period may not consistently correlate to our internal operational plans and budgets. If we are unable to accurately predict the timing of these sales, we may fail to take advantage of business and growth opportunities otherwise available and our business, results of operations and financial condition and cash flows may be materially adversely affected.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act. There is no assurance that material weaknesses or significant deficiencies will not occur or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, including through acquisition, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.
We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts. Public company requirements may strain our resources and divert management’s attention, which could adversely impact our ability to execute our strategy and harm operating results.
We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional change. We expect that ongoing compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. It is possible that these expenses will exceed the increases that management projects. These laws, rules and regulations may also make it more expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on its board of directors or as officers.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 as amended (the “Sarbanes-Oxley Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases the demands on our systems and resources.
Certain executives have more experience in managing a public company than other members of our management team. Our internal infrastructure may not be adequate to support increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome lack of experience or employees. Our management may fail to comply with public company requirements, or may fail to do so effectively and efficiently, either of which would materially and adversely harm our ability to execute our strategy and, consequently, our operating results.
Risks Relating to Our Capital Structure
Global capital and credit market conditions could materially and adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to us.
Although we believe the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that all of those banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail, it is possible that the borrowing capacity under our facility would be reduced. Practical, legal and tax limitations may also limit our ability to access and service the working capital needs of our businesses. In the event that the availability under our credit facility were reduced significantly, we could be required to obtain capital from alternate sources to finance our capital needs. The options for addressing such capital constraints would include, among others, obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, and seeking to access the public capital markets. In addition, we may delay certain capital expenditures to ensure that we maintain appropriate levels of liquidity. If it became necessary to access additional capital, any such alternatives could have terms less favorable than those terms under our credit facility, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Economic disruptions affecting key counterparties could also materially adversely affect our business. We monitor the financial strength of our larger customers, derivative counterparties, lenders, vendors, service providers and insurance carriers on a periodic basis using publicly-available information to evaluate our exposure to those who have or who we believe may likely experience significant threats to their ability to adequately perform their obligations to us. The information available will differ from counterparty to counterparty and may be insufficient for us to adequately interpret or evaluate our exposure and/or determine appropriate or timely responses.
Our leverage may make it difficult for us to service our debt and operate our business.
As of December 31, 2019, we had $1,663.0 of total indebtedness, excluding deferred financing fees, consisting of $903.0 million of borrowings under our credit facility, $270.0 million of 7.875% senior secured notes due December 15, 2022, and $490.0 million of 6.875% senior secured notes due August 15, 2023. Our leverage could have important consequences, including:
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
• limiting our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.
Our ability to meet our debt service obligations or to refinance our debt depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general economic, financial, competitive, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before its maturity, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments may limit or prevent us from taking any of these actions. If we default on the payments required under the terms of certain of our indebtedness, that indebtedness, together with debt incurred pursuant to other debt agreements or instruments that contain cross-default or cross-acceleration provisions, may become payable on demand, and we may not have sufficient funds to repay all of our debts. As a result, our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.
Despite our current level of indebtedness, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional debt in the future. Although the indentures that governs our outstanding secured notes and the credit agreement that governs our credit facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that we could incur in compliance with these restrictions could be substantial. In addition, the indentures and the credit agreement do not prevent us from incurring other obligations that do not constitute indebtedness under those agreements. If we add debt to our and our subsidiaries’ existing debt levels, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase.

We are subject to and may, in the future become subject to, covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.
The credit agreement that governs our credit facility and the indentures that govern our outstanding notes, as well as any instruments that govern any future debt obligations, contain covenants that impose significant restrictions on the way our subsidiaries can operate, including restrictions on the ability to:
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
Although these limitations are subject to significant exceptions and qualifications, these covenants could limit our ability to finance future operations and capital needs and our ability to pursue acquisitions and other business activities that may be in our interest. Our subsidiaries’ ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If any of our subsidiaries default on their obligations under our credit facility or our secured notes, then the relevant lenders or holders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. If the debt under our credit facility, the indentures or any other material financing arrangement that we enter into were to be accelerated, our assets may be insufficient to repay in full the credit facility, the secured notes and our other debt.
The credit agreement that governs our credit facility also requires our subsidiaries to satisfy specified financial maintenance tests in the event that we do not satisfy certain excess liquidity requirements. Deterioration in our operating results, as well as events beyond our control, including increases in raw materials prices and unfavorable economic conditions, could affect the ability to meet these tests, and we cannot assure that we will meet these tests. If an event of default occurs under our credit facility, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions also may be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness then outstanding.
The amount of borrowings permitted at any time under our credit facility is subject to compliance with limits based on a periodic borrowing base valuation of the collateral thereunder. As a result, our access to credit under the credit facility is subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. As a result of any change in valuation, the availability under the credit facility may be reduced, or we may be required to make a repayment of the credit facility, which may be significant. The inability to borrow under the credit facility or the use of available cash to repay the credit facility as a result of a valuation change may adversely affect our liquidity, results of operations and financial position.
The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results.
LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including our asset backed credit facility and interest rate swaps is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate. Secured Overnight Financing Rate is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and Secured Overnight Financing Rate or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Company’s cost of variable rate debt and derivative financial instruments. The Company will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.
If our warrants are exercised, the number of shares of our Class A common stock eligible for future resale in the public market would increase and result in dilution to our stockholders.
At December 31, 2019, we had issued and outstanding 24,232,867 warrants exercisable for 12,116,433 shares of WillScot Class A common stock at an exercise price of $11.50 per whole share and 9,977,516 warrants exercisable for 9,977,516 shares of WillScot Class A common stock at an exercise price of $15.50 per share. To the extent warrants are exercised, additional Class A shares will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. We would also receive a cash capital contribution equal to the number of warrants exercised multiplied times the exercise price of the warrant, to the extent the warrants are not exercised on a cashless basis. In addition, sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock. Refer to the Recent Developments section in Part I, Item 1, Business, herein for further information about our recent Warrant Redemption.
Our principal stockholder controls a significant amount of our common stock and has substantial control over our business, and it may take actions or have interests that are adverse to or conflict with those of our other stockholders.
As of December 31, 2019, Sapphire, which TDR Capital controls, beneficially owned approximately 45.1% of our Class A Common Stock and 100% of our outstanding Class B common stock. Sapphire also owns warrants giving it the right to buy 2,425,000 additional shares of our Class A common stock, and also has the right to receive additional new shares of our Class A common stock in exchange for its stock of WS Holdings, pursuant to an exchange agreement with us, which we described in Note 13 of the consolidated financial statements in Item 8 to this Annual Report on Form 10-K.
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
In August 2018, Sapphire pledged all of the Class A shares that it owns as security for a margin loan under which Sapphire borrowed $125.0 million. An event of default under the margin loan could result in the foreclosure on the pledged securities and a subsequent sale of a significant number of shares of our common stock by the lender, which could cause the market price of our Class A shares to decline. Moreover, the occurrence of a foreclosure, and a subsequent sale of all, or substantially all, of the pledged shares could result in a change of control under the credit agreement governing our credit facility and the indentures governing our secured notes, even when such change may not be in the best interest of our stockholders. Such sale of Sapphire’s pledged shares may also result in another stockholder beneficially owning a significant amount of our common stock and being able to exert a significant degree of influence or actual control over our management and affairs. Such stockholder's interests may be different from or conflict with those of TDR Capital or our other stockholders.
Risks Related to the Merger
In order to complete the Merger, we must obtain certain governmental authorizations, and if such authorizations are not granted or are granted with conditions that become applicable to the parties, completion of the Merger may be jeopardized or prevented or the anticipated benefits of the Merger could be reduced.
Completion of the Merger is conditioned upon the expiration or early termination of the waiting period relating to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other applicable laws or regulations and the required governmental authorizations having been obtained and being in full force and effect. Although we have agreed in the Merger Agreement to use our reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the governmental authorizations required to complete the Merger, as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained and no assurance that the Merger will be completed.

In addition, the governmental authorities from which these authorizations are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger, including other potential transactions in the specialty rental services industry, the portal storage industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Merger. As a condition to authorization of the Merger or related transactions, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of our business after completion of the Merger.
Under the terms of the Merger Agreement, we are not required to agree to or commit to any actions that individually or in the aggregate would, or could reasonably be expected to have, a material adverse effect on the condition (financial or otherwise), assets, liabilities, business or results of operations of the combined company. However, notwithstanding the provisions of the Merger Agreement, we could become subject to terms or conditions in connection with such waiting periods, laws or other authorizations (whether because such term or condition does not rise to the specified level of materiality or we otherwise consent to its imposition) the imposition of which could adversely affect our ability to integrate Mobile Mini’s operations with our operations, reduce the anticipated benefits of the Merger or otherwise materially and adversely affect our business and results of operations after completion of the Merger.
In addition to receipt of certain governmental authorizations, completion of the Merger is subject to a number of other conditions, and if these conditions are not satisfied or waived, the Merger will not be completed.
Our obligations to complete the Merger are subject to satisfaction or waiver of a number of conditions in addition to receipt of certain governmental authorizations, including, among other conditions: (i) approval of the Merger by Mobile Mini’s stockholders at a Mobile Mini special meeting, (ii) approval of the stock issuance by us to Mobile Mini’s stockholders and our amended and restated certificate of incorporation by our stockholders at a WillScot special meeting, (iii) absence of any applicable law or order that prohibits completion of the Merger, (iv) accuracy of the representations and warranties made in the Merger Agreement by Mobile Mini, subject to certain materiality qualifications, (v) performance in all material respects by Mobile Mini of the material obligations required to be performed by it at or prior to completion of the transaction, and (vi) the absence of a material adverse effect on Mobile Mini. There can be no assurance that the conditions to completion of the Merger will be satisfied or waived or that the Merger will be completed.
After completion of the Merger, we may fail to realize the anticipated benefits and cost savings of the Merger, which could adversely affect the value of shares of our common stock.
The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our and Mobile Mini’s businesses. Our ability to realize these anticipated benefits and cost savings is subject to certain risks, including:
•our ability to successfully combine our and Mobile Mini’s businesses and the costs relating thereto;
•whether the combined business will perform as expected;
•the possibility that we paid more for Mobile Mini than the value we will derive from the acquisition;
•the incurrence of additional indebtedness in connection with the Merger; and
•the assumption of known and unknown liabilities of Mobile Mini.
If we are not able to successfully combine our and Mobile Mini’s businesses within the anticipated time frame, or at all, or the costs of such combination exceed our current expectation, the anticipated cost savings and other benefits of the Merger may not be realized fully or may take longer to realize than expected, the combined business may not perform as expected and the value of the shares of our common stock may be adversely affected.
We and Mobile Mini have operated and, until completion of the Merger will continue to operate, independently, and there can be no assurances that our respective businesses can be integrated successfully. It is possible that the integration process could result in the loss of our key employees, the disruption of our ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating our and Mobile Mini’s operations in order to realize the anticipated benefits of the Merger so the combined business performs as expected include, among other things:
•combining the companies’ separate operational, commercial, financial, reporting and corporate functions;
•integrating the companies’ products and services;
•identifying and eliminating redundant operations and assets;
•harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•consolidating the companies’ corporate, administrative and information technology infrastructure;
•coordinating sales, distribution and marketing efforts;
•managing the movement of certain businesses and positions to different locations;
•maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers; and
•effecting potential actions that may be required in connection with obtaining regulatory approvals.
In addition, at times, the attention of certain members of our management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company.
Failure to complete the Merger could negatively impact our stock price and our future business and financial results.
If the Merger is not completed for any reason, including as a result of Mobile Mini’s stockholders failing to approve the Merger or our stockholders failing to approve the stock issuance by us to Mobile Mini’s stockholders and our amended and restated certificate of incorporation, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on the trading price of our common stock and other securities, and from our customers, suppliers and employees;
•we may be required to pay Mobile Mini a termination fee of $66.6 million if the Merger Agreement is terminated under certain circumstances;
•we will be required to pay certain transaction expenses and other costs incurred in connection with the Merger, whether or not the Merger is completed;
•the Merger Agreement places certain restrictions on the conduct of our businesses prior to completion of the Merger, and such restrictions, the waiver of which is subject to the consent of Mobile Mini, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that we would have made, taken or pursued if these restrictions were not in place; and
•matters relating to the Merger (including arranging permanent financing and integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect our businesses, financial condition, financial results, ratings, stock prices and/or bond prices.
We may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our business, financial position and results of operation.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
Our corporate headquarters are located in Baltimore, Maryland. Our executive, financial, accounting, legal, administrative, management information systems and human resources functions operate from this single, leased office.
We operate approximately 120 branch locations across the US, Canada and Mexico. Collectively, we lease approximately 75% of our branch properties and own the remaining balance.
Our management believes that none of our properties, on an individual basis, is material to our operations, and we also believe that satisfactory alternative properties could be found in all of our markets, if ever necessary.

Subject to certain exceptions, substantially all of our owned real and personal property in the US and Canada is encumbered under our credit facility and our secured notes. We do not believe that the encumbrances will materially detract from the value of our properties, or materially interfere with their use in the operation of our business.

ITEM 3. Legal Proceedings
We are involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. These matters involve, among other things, disputes with vendors or customers, personnel and employment matters, and personal injury. We assess these matters on a case-by-case basis as they arise and establish reserves as required.
As of December 31, 2019, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “WSC.” Through November 29, 2017, our common stock, warrants, and units were quoted under the symbols “EAGL,” “EAGLW” and “EAGLU,” respectively. Upon consummation of the Business Combination (as defined in Item 6 of this Annual Report on Form 10-K), (i) our public units automatically separated into their component securities and, as a result, no longer trade as a separate security and were delisted; (ii) our Class A common shares (into which Double Eagle’s (as defined in Item 6 on this Annual Report on Form 10-K) ordinary shares were converted) continued to trade on Nasdaq under the ticker symbol “WSC”; and (iii) the 2015 Warrants continued to trade on Nasdaq under the ticker symbol “WSCWW,” although the warrants were subsequently suspended for trading on July 12, 2018 and delisted on October 8, 2018.
Holders
As of December 31, 2019, there were 28 holders of record of our Class A common stock, one holder of record of our Class B common stock, four holders of record of our 2015 Warrants, and 51 holders of record of our 2018 Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A common stock or warrants are held of record by banks, brokers and other financial institutions.
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

As of December 31, 2019, there were 24,232,867 2015 Warrants outstanding. Each 2015 Warrant entitles its holder to purchase one half of one share of our Class A common stock in accordance with its terms. The 2015 Warrants became exercisable on December 29, 2017 and expire five years after that date. We may redeem the Public Warrants at a price of $0.01 per warrant, if the last sale price of our Class A common stock is at least $18.00 per share on each of the 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given. See Note 13 of the financial statements in Part 8 herein for additional information. Refer to the Recent Developments section in Part I, Item 1, Business, herein for further information about our recent Warrant Redemption.
2018 Warrants
On August 15, 2018, WillScot issued warrants to the former ModSpace shareholders as part of the ModSpace acquisition (the "2018 Warrants"). Each 2018 Warrant entitles the holder thereof to purchase one share of WillScot Class A common stock at an exercise price of $15.50 per share, subject to potential adjustment. The 2018 Warrants were not exercisable or transferable until February 11, 2019, and expire on November 29, 2022. As of December 31, 2019, 9,977,516 2018 Warrants were outstanding. See Note 13 in Part II, Item 8 herein for additional information.
Warrant Exchange
On November 8, 2018, WillScot commenced an offer to exchange the 2015 Warrants for shares of its Class A common stock in a cashless transaction (the “Warrant Exchange”). Pursuant to the terms of the Warrant Exchange, WillScot issued 8,205,841 shares of Class A common stock on December 11, 2018. See Note 13 in Part II, Item 8 herein for additional information.
As the fair value of the warrants exchanged in the Warrant Exchange offer was less than the fair value of the common stock issued, the Company recorded a non-cash deemed dividend of $2.1 million in 2018 for the incremental fair value provided to the holders of the warrants.
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
The graph below compares the cumulative total return of our Class A common stock from November 5, 2015, through December 31, 2019, with the comparable cumulative return of two indices, the Russell 2000, and the Nasdaq US Benchmark TR Index. The graph plots the growth in value of an initial investment in each of our Class A ordinary shares, the Russell 2000 Index, and the Nasdaq US Benchmark Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.
Repurchases

The Company repurchased and terminated 22,063 of the 2018 Warrants in 2019.

	Total Number of 2018 Warrants Purchased	Average price paid per warrant	Total number of warrants purchased as part of a publicly announced plan	Maximum number of warrants that may yet be purchased under the plan
December 1, 2019 - December 31, 2019	22,063	$2.22	$—	$—
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

Outstanding as of December 31, 2019
Total Class A common shares	108,818,854
Total Class B common shares(a)	8,024,419

Class A common shares underlying 2015 Warrants	12,116,434
Class A common shares underlying 2018 Warrants	9,977,516
Total shares underlying warrants	22,093,950

Total stock options vested and exercisable	133,546

Weighted average shares - Class A - basic and diluted share counts	108,683,820
(a) TDR Capital owns common shares of WS Holdings that are exchangeable into new WillScot Class A shares, pursuant to the terms of an exchange agreement. The Class B common shares will be redeemed automatically upon TDR Capital's exercise of its exchange right. Please see Note 13 for additional detail.
ITEM 6. Selected Financial Data
WillScot was incorporated under the name Double Eagle Acquisition Corporation ("Double Eagle"), on June 26, 2015. Prior to November 29, 2017, Double Eagle was a Nasdaq-listed special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. On November 29, 2017, Double Eagle indirectly acquired Williams Scotsman International, Inc. (“WSII”) from Algeco Scotsman Global S.à r.l., (together with its subsidiaries, the “Algeco Group”), which is majority owned by an investment fund managed by TDR Capital. As part of the transaction (the “Business Combination”), Double Eagle domesticated to Delaware and changed its name to WillScot Corporation
The Business Combination was accounted for as a reverse acquisition in which WSII was the accounting acquirer. Except as otherwise provided herein, our financial statement presentation includes (i) the results of WSII and its subsidiaries as our accounting predecessor for periods prior to the completion of the Business Combination, and (ii) the results of WillScot (including the consolidation of WSII and its subsidiaries) for periods after the completion of the Business Combination. The operating statistics and data contained herein represents the operating information of WSII’s business.
On December 20, 2017, WSII acquired 100% of the issued and outstanding ownership interests of Acton Mobile Holdings LLC ("Acton"). Results of operations from Acton subsequent to the acquisition are included in our consolidated operating results.
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

Consolidated Results	As of and for the Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Revenues:
Leasing and services revenue:
Modular leasing	$744,185	$518,235	$297,821	$283,550	$300,212
Modular delivery and installation	220,057	154,557	89,850	81,892	83,103
Sales revenue:
New units	59,085	53,603	36,371	39,228	54,359
Rental units	40,338	25,017	21,900	21,942	15,661
Total revenues	1,063,665	751,412	445,942	426,612	453,335
Costs:
Costs of leasing and services:
Modular leasing	213,151	143,120	83,588	75,516	80,081
Modular delivery and installation	194,107	143,950	85,477	75,359	77,960
Costs of sales:
New units	42,160	36,863	26,025	27,669	43,626
Rental units	26,255	16,659	12,643	10,894	10,255
Depreciation of rental equipment	174,679	121,436	72,639	68,981	78,473
Gross profit	413,313	289,384	165,570	168,193	162,940

Expenses:
Selling, general and administrative	271,004	254,871	162,351	139,093	139,355
Other depreciation and amortization	12,395	13,304	8,653	9,019	22,675
Impairment losses on goodwill	—	—	60,743	5,532	—
Impairment losses on long-lived assets	2,848	1,600	—	—	—
Lease impairment expense and other related charges	8,674	—	—	—	—
Restructuring costs	3,755	15,468	2,196	2,810	9,185
Currency (gains) losses, net	(688)	2,454	(12,878)	13,098	11,308
Other (income) expense, net	(2,200)	(4,574)	2,827	1,831	1,189
Operating income (loss)	117,525	6,261	(58,322)	(3,190)	(20,772)
Interest expense	122,504	98,433	119,308	94,671	92,028
Interest income	—	—	(12,232)	(10,228)	(9,778)
Loss on extinguishment of debt	8,755	—	—	—	—
Loss from continuing operations before income tax	(13,734)	(92,172)	(165,398)	(87,633)	(103,022)
Income tax benefit	(2,191)	(38,600)	(936)	(24,502)	(34,069)
Loss from continuing operations	$(11,543)	$(53,572)	$(164,462)	$(63,131)	$(68,953)

Net loss per share attributable to WillScot – basic and diluted - continuing operations	$(0.10)	$(0.59)	$(8.21)	$(4.34)	$(4.74)

Cash Flow Data:
Net cash from operating activities	$172,566	$37,149	$(1,362)	$58,731	$119,865
Net cash from investing activities	$(152,582)	$(1,217,202)	$(392,650)	$(30,236)	$(193,159)
Net cash from financing activities	$(26,063)	$1,180,037	$396,833	$(31,394)	$76,758

Other Financial Data:
Adjusted EBITDA - Modular - US(a)	$325,068	$196,410	$110,822	$103,798	$85,448
Adjusted EBITDA - Modular - Other North America(a)	$31,480	$19,123	$13,099	$24,360	$45,495
Adjusted EBITDA - Corporate and other(a)(b)	$—	$—	$(15,112)	$(21,644)	$(22,419)
Consolidated Adjusted EBITDA(a)	$356,548	$215,533	$108,809	$106,514	$108,524
Free Cash Flow(c)	$19,984	$(96,907)	N/A	N/A	N/A
Adjusted Gross Profit(a)	$587,992	$410,820	$238,209	$237,174	$241,413
Net CAPEX(a)(c)	$152,582	$134,056	N/A	N/A	N/A

Balance Sheet Data:
Cash and cash equivalents	$3,045	$8,958	$9,185	$2,352	$5,142
Rental equipment, net	$1,944,436	$1,929,290	$1,040,146	$814,898	$832,586
Total assets	$2,897,649	$2,752,485	$1,410,742	$1,699,450	$1,785,713
Total debt, including current portion	$1,632,589	$1,676,499	$626,746	$657,583	$696,055
Total shareholders’ equity	644,365	$638,215	$435,619	$23,131	$55,350
(a) WillScot presents Adjusted EBITDA, Free Cash Flow, Adjusted Gross Profit and Net CAPEX, which are measurements not calculated in accordance with GAAP and are defined below in the section "Reconciliation of non-GAAP Financial Measures," because they are key metrics used by management to assess financial performance. Our business is capital-intensive and these additional metrics allow management to further evaluate its operating performance. See below for reconciliations of non-GAAP financial measures.
(b) Included in Corporate and other are selling, general and administrative costs related to the Algeco Group's corporate costs incurred prior to or as part of the Business Combination which are not anticipated to be part of the ongoing costs of WillScot.
(c) We do not present Free Cash Flow or Net CAPEX for the years ended December 31, 2017, 2016 or 2015, as the cash flows for those periods contain the financial results from discontinued operations. Therefore, Free Cash Flow and Net CAPEX for periods prior to 2018 would not be comparable to the current periods.
Quarterly Consolidated Results for the Year Ended December 31, 2019

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue(a)	$253,685	$263,713	$268,222	$278,045	$1,063,665
Gross profit(a)	$103,331	$101,484	$99,307	$109,191	$413,313
Adjusted EBITDA(a)	$83,354	$87,555	$87,422	$98,217	$356,548
Net CAPEX	$41,814	$43,199	$37,761	$29,808	$152,582
Modular space units on rent (average during the period)	93,309	92,300	91,233	90,013	91,682
Average modular space utilization rate	72.4%	71.9%	71.2%	70.7%	72.0%
Average modular space monthly rental rate	$575	$611	$630	$641	$614
Portable storage units on rent (average during the period)	17,419	16,544	16,416	16,944	16,878
Average portable storage utilization rate	66.1%	63.3%	63.0%	66.1%	65.8%
Average portable storage monthly rental rate	$119	$121	$123	$118	$120
(a) The quarterly amounts in this table were adjusted for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASC 842"), effective retroactively to January 1, 2019, of and therefore do not agree to the Quarterly Reports filed on Form 10-Q for the respective periods of 2019. Refer to Note 22 in Part II, Item 8 herein for further information.
Quarterly Consolidated Results for the Year Ended December 31, 2018

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$134,751	$140,333	$218,924	$257,404	$751,412
Gross profit	$50,921	$54,640	$80,946	$102,877	$289,384
Adjusted EBITDA	$35,492	$41,916	$64,618	$73,507	$215,533
Net CAPEX	$24,433	$29,232	$38,657	$41,734	$134,056
Modular space units on rent (average during the period)	54,112	54,521	75,413	95,549	70,257
Average modular space utilization rate	69.9%	70.3%	71.8%	73.0%	71.6%
Average modular space monthly rental rate	$534	$551	$561	$562	$552
Portable storage units on rent (average during the period)	13,986	13,496	15,781	18,297	15,480
Average portable storage utilization rate	70.3%	68.1%	68.0%	68.9%	68.9%
Average portable storage monthly rental rate	$118	$119	$120	$119	$119

Modular - US Quarterly Results
Quarterly Results for the Year Ended December 31, 2019

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue(a)	$230,175	$236,501	$243,708	$251,299	$961,683
Gross profit(a)	$93,948	$92,468	$90,265	$98,178	$374,859
Adjusted EBITDA(a)	$75,946	$80,548	$79,774	$88,800	$325,068
Net CAPEX	$42,191	$45,599	$34,785	$29,899	$152,474
Modular space units on rent (average during the period)	84,462	83,273	82,053	81,060	82,709
Average modular space utilization rate	74.8%	74.1%	73.2%	72.8%	74.2%
Average modular space monthly rental rate	$577	$612	$632	$648	$617
Portable storage units on rent (average during the period)	17,010	16,146	15,993	16,513	16,462
Average portable storage utilization rate	66.6%	63.6%	63.3%	66.4%	66.2%
Average portable storage monthly rental rate	$120	$121	$123	$118	$120
(a) The quarterly amounts in this table were adjusted for the adoption of ASC 842, effective retroactively to January 1, 2019, of and therefore do not agree to the Quarterly Reports filed on Form 10-Q for the respective periods of 2019.
Quarterly Results for the Year Ended December 31, 2018

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$122,087	$124,813	$197,625	$233,065	$677,590
Gross profit	$46,808	$49,741	$73,007	$94,764	$264,320
Adjusted EBITDA	$32,612	$38,104	$58,454	$67,240	$196,410
Net CAPEX	$23,315	$27,501	$35,825	$41,440	$128,081
Modular space units on rent (average during the period)	48,657	48,997	67,978	86,369	63,336
Average modular space utilization rate	71.8%	72.2%	73.8%	75.3%	73.7%
Average modular space monthly rental rate	$533	$549	$559	$563	$551
Portable storage units on rent (average during the period)	13,625	13,127	15,373	17,868	15,089
Average portable storage utilization rate	70.8%	68.5%	68.3%	69.4%	69.4%
Average portable storage monthly rental rate	$118	$120	$120	$119	$119

Modular - Other North America Quarterly Results
Quarterly Results for the Year Ended December 31, 2019

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue(a)	$23,510	$27,212	$24,514	$26,746	$101,982
Gross profit(a)	$9,383	$9,016	$9,042	$11,013	$38,454
Adjusted EBITDA(a)	$7,408	$7,007	$7,648	$9,417	$31,480
Net CAPEX	$(377)	$(2,400)	$2,976	$(91)	$108
Modular space units on rent (average during the period)	8,847	9,027	9,180	8,953	8,973
Average modular space utilization rate	55.1%	56.3%	57.2%	55.9%	56.1%
Average modular space monthly rental rate	$552	$603	$618	$577	$590
Portable storage units on rent (average during the period)	409	398	423	431	416
Average portable storage utilization rate	52.0%	50.8%	54.3%	55.7%	53.7%
Average portable storage monthly rental rate	$109	$121	$106	$109	$111
(a) The quarterly amounts in this table were adjusted for the adoption of ASC 842, effective retroactively to January 1, 2019, of and therefore do not agree to the Quarterly Reports filed on Form 10-Q for the respective periods of 2019.
Quarterly Results for the Year Ended December 31, 2018

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$12,664	$15,520	$21,299	$24,339	$73,822
Gross profit	$4,113	$4,899	$7,939	$8,113	$25,064
Adjusted EBITDA	$2,880	$3,812	$6,164	$6,267	$19,123
Net CAPEX	$1,118	$1,731	$2,832	$294	$5,975
Modular space units on rent (average during the period)	5,455	5,524	7,435	9,180	6,921
Average modular space utilization rate	56.6%	57.1%	57.3%	56.6%	56.8%
Average modular space monthly rental rate	$541	$573	$587	$546	$559
Portable storage units on rent (average during the period)	362	369	408	429	391
Average portable storage utilization rate	55.8%	57.4%	56.4%	54.0%	55.6%
Average portable storage monthly rental rate	$116	$116	$101	$101	$108
Reconciliation of non-GAAP Financial Measures
The following presents definitions and reconciliations to the nearest comparable GAAP measure of certain WillScot and its operating segments’ non-GAAP financial measures used in this Annual Report on Form 10-K.
Adjusted EBITDA
We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), depreciation and amortization. Our adjusted EBITDA ("Adjusted EBITDA") reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what we consider transactions or events not related to our core business operations:
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
•Restructuring costs, lease impairment expense, and other related charges associated with restructuring plans designed to streamline operations and reduce costs including employee and lease termination costs.
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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider the measure in isolation or as a substitute for net income (loss), cash flow from operations or other methods of analyzing WillScot’s results as reported under US GAAP. Some of these limitations are:
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
Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following tables provide an unaudited reconciliation of Net loss to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net loss	$(11,543)	$(53,572)	$(149,812)
Income from discontinued operations, net of tax	—	—	14,650
Loss from continuing operations	(11,543)	(53,572)	(164,462)
Income tax benefit	(2,191)	(38,600)	(936)
Loss from continuing operations before income tax	(13,734)	(92,172)	(165,398)
Loss on extinguishment of debt	8,755	—	—
Interest expense, net(a)	122,504	98,433	107,076
Depreciation and amortization	187,074	134,740	81,292
Currency (gains) losses, net	(688)	2,454	(12,878)
Restructuring costs, lease impairment expense and other related charges	12,429	15,468	2,196
Goodwill and other impairments	2,848	1,600	60,743
Transaction costs	—	20,051	23,881
Integration costs	26,607	30,006	—
Stock compensation expense	6,686	3,439	9,382
Other expense(b)	4,067	1,514	2,515
Adjusted EBITDA	$356,548	$215,533	$108,809
(a) In connection with the ModSpace acquisition, the Company incurred bridge financing fees and upfront commitment fees of $20.5 million, included within interest expense, during the year ended December 31, 2018. In 2017 interest expense included expenses related to our prior parent holding company prior to our recapitalization on November 29, 2017.
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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage on a historical basis:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue (A)	$1,063,665	$751,412	$445,942

Gross profit (B)	$413,313	$289,384	$165,570
Depreciation of rental equipment	174,679	121,436	72,639
Adjusted Gross Profit (C)	$587,992	$410,820	$238,209

Gross Profit Percentage (B/A)	38.9%	38.5%	37.1%
Adjusted Gross Profit Percentage (C/A)	55.3%	54.7%	53.4%
Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively, "Total Capital Expenditures"), less proceeds from sale of rental equipment and proceeds from the sale of property, plant and equipment (collectively, "Total Proceeds"), which are all included in cash flows from investing activities. Our management believes that the presentation of Net CAPEX provides useful information to investors regarding the net capital invested into our rental fleet and plant, property and equipment each year to assist in analyzing the performance of our business.
The following tables provide unaudited reconciliations of Net CAPEX on a historical quarterly basis:
Quarterly Consolidated Results for the Year Ended December 31, 2019

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Total Capital Expenditures	$53,502	$63,485	$50,490	$45,969	$213,446
Total Proceeds	11,688	20,286	12,729	16,161	60,864
Net CAPEX	$41,814	$43,199	$37,761	$29,808	$152,582
Quarterly Consolidated Results for the Year Ended December 31, 2018

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Total Capital Expenditures	$33,084	$33,295	$48,217	$50,909	$165,505
Total Proceeds	8,651	4,063	9,560	9,175	31,449
Net CAPEX	$24,433	$29,232	$38,657	$41,734	$134,056
Modular - US Net CAPEX
Quarterly Results for the Year Ended December 31, 2019

	Q1	Q2	Q3	Q4	Full Year
Total Capital Expenditures	$50,633	$60,343	$47,390	$42,480	$200,846
Total Proceeds	8,442	14,744	12,605	12,581	48,372
Net CAPEX	$42,191	$45,599	$34,785	$29,899	$152,474
Quarterly Results for the Year Ended December 31, 2018

	Q1	Q2	Q3	Q4	Full Year
Total Capital Expenditures	$31,509	$31,438	$44,413	$48,276	$155,636
Total Proceeds	8,194	3,937	8,588	6,836	27,555
Net CAPEX	$23,315	$27,501	$35,825	$41,440	$128,081

Modular - Other North America Net CAPEX
Quarterly Results for the Year Ended December 31, 2019

	Q1	Q2	Q3	Q4	Full Year
Total Capital Expenditures	$2,869	$3,142	$3,100	$3,489	$12,600
Total Proceeds	3,246	5,542	124	3,580	12,492
Net CAPEX	$(377)	$(2,400)	$2,976	$(91)	$108
Quarterly Results for the Year Ended December 31, 2018

	Q1	Q2	Q3	Q4	Full Year
Total Capital Expenditures	$1,575	$1,857	$3,804	$2,633	$9,869
Total Proceeds	457	126	972	2,339	3,894
Net CAPEX	$1,118	$1,731	$2,832	$294	$5,975
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities, less purchases of, and proceeds from, rental equipment and property, plant and equipment, which are all included in cash flows from investing activities. Management believes that the presentation of Free Cash Flow provides useful information to investors regarding our results of operations because it provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements.
Free Cash Flow for the three months ended June 30, 2019 and 2018, is derived by subtracting the cash flows from operating activities and the relevant line items within financing activities for the three months ended March 31, 2019 and 2018, from corresponding items for the six months ended September 30, 2019 and 2018, respectively. Free Cash Flow for the three months ended September 30, 2019 and 2018, is derived by subtracting the cash flows from operating activities and the relevant line items within financing activities for the six months ended June 30, 2019 and 2018, from corresponding items for the nine months ended September 30, 2019 and 2018, respectively. Free Cash Flow for the three months ended December 31, 2019 and 2018, is derived by subtracting the cash flows from operating activities and the relevant line items within financing activities for the nine months ended September 30, 2019 and 2018, from corresponding items for the years ended December 31, 2019 and 2018, respectively.
We do not present Free Cash Flow for the quarters within, or for the years ended December 31, 2017, 2016 or 2015, as the cash flows for those periods contain the financial results from discontinued operations. Therefore, Free Cash Flow for periods prior to 2018 would not be comparable to the current periods.
The following tables provide a reconciliation of net cash provided by operating activities to Free Cash Flow.
Quarterly Consolidated Results for the Year Ended December 31, 2019

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net cash provided by operating activities	$15,256	$44,798	$39,022	$73,490	$172,566
Purchase of rental equipment and refurbishments	(51,873)	(61,215)	(47,789)	(44,229)	(205,106)
Proceeds from sale of rental equipment	11,601	11,482	8,421	10,597	42,101
Purchase of property, plant and equipment	(1,629)	(2,270)	(2,701)	(1,740)	(8,340)
Proceeds from the sale of property, plant and equipment	87	8,804	4,308	5,564	18,763
Free Cash Flow	$(26,558)	$1,599	$1,261	$43,682	$19,984

Quarterly Consolidated Results for the Year Ended December 31, 2018

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net cash provided by operating activities	$4,782	$14,018	$(3,220)	$21,569	$37,149
Purchase of rental equipment and refurbishments	(32,084)	(32,679)	(46,742)	(49,378)	(160,883)
Proceeds from sale of rental equipment	8,128	3,905	9,560	9,168	30,761
Purchase of property, plant and equipment	(1,000)	(616)	(1,475)	(1,531)	(4,622)
Proceeds from the sale of property, plant and equipment	523	158	—	7	688
Free Cash Flow	$(19,651)	$(15,214)	$(41,877)	$(20,165)	$(96,907)

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the US Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Act of 1934, as amended. The words "estimates," “expects,” “anticipates,” “believes,” “forecasts,” “plans,” “intends,” “may,” “will,” “should,” “shall,” “outlook,” “guidance” and variations of these words and similar expressions identify forward-looking statements, which are generally not historical in nature and relate to expectations for future financial performance or business strategies or objectives.
Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, it can give no assurance that any such forward-looking statement will materialize.
Important factors that may affect actual results or outcomes include, among others:
•our ability to effectively compete in the modular space and portable storage industry;
•changes in demand within a number of key industry end markets and geographic regions;
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
•failure to retain key personnel; and
•other factors detailed under the section entitled “Risk Factors.”
Any forward-looking statement speaks only at the date which it is made, and we undertake no obligation, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Executive Summary
We are a leading provider of modular space and portable storage solutions in the US, Canada and Mexico. As of December 31, 2019, our branch network included approximately 120 locations and additional drop lots to better service our more than 50,000 customers across the US, Canada, and Mexico. We offer our customers an extensive selection of “ready to work” modular space and portable storage solutions with over 125,000 modular space units and over 25,000 portable storage units in our fleet. We remain focused on our core priorities of growing modular leasing revenues by increasing modular space units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with VAPS and on continually improving the overall customer experience.
2019 was a transformational year for WillScot as we completed our integration of ModSpace and realized significant cost synergies from both the ModSpace and Acton strategic transactions. Over the past two years, we have consolidated over 200 combined operating locations into approximately 120 operating locations. We will continue the last remaining integration efforts around real estate consolidation and fleet relocation over the first half of 2020. These acquisitions coupled with WillScot's innovative "Ready to Work" solutions and commitment to customer service have solidified WillScot's position as the industry market leader in the modular space and portable storage solutions markets.
For the year ended December 31, 2019, key drivers of financial performance included:
•Total revenues increased by $312.3 million, or 41.6% as compared to the same period in 2018, driven by a 43.3% increase in our core leasing and services revenues from both organic pricing growth, and the impact of an additional 8.5 months of contribution from the ModSpace acquisition during 2019 (discussed in Note 2 of our consolidated financial statements). New and rental unit sales increased 10.3% and 61.2%, respectively, also driven by acquisitions.
–Consolidated modular space average monthly rental rate increased to $614 representing an 11.2% increase year over year.
–Consolidated average modular space units on rent increased 21,425, or 30.5%, year over year, driven by an additional 8.5 months of contribution from the ModSpace acquisition, and average modular space utilization increased 40 basis points (“bps”) year over year to 72.0%.
•On a pro forma basis, including results of WillScot and ModSpace for all periods presented:
–Modular leasing revenues increased $53.4 million, or 7.7%, driven by a 13.7% year over year increase in modular space average monthly rental rates as a result of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base.
–Sales revenue declined $46.9 million, or 32.1%, driven primarily by one large new sale recognized in 2018 from ModSpace related to hurricane relief in the amount of $29.0 million in our Modular - US segment.
–Total revenues decreased $0.4 million, as the impact of non-recurring sales in the prior year were nearly offset by continued strong organic growth in our core leasing revenues.
–Modular space units on rent decreased 4.3% year over year, and utilization increased 30 bps.

•Modular - US segment revenues, which represented 90.4% of revenues in 2019, increased by $284.1 million, or 41.9%, as compared to 2018, through:
–Modular space average monthly rental rate of $617 increased 12.0% year over year including the dilutive impacts of acquisitions. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our "Ready to Work" solutions and increased VAPS penetration across our customer base.
–Average modular space units on rent increased by 19,373 units, or 30.6%, due to the impact of an additional 8.5 months of contribution from the ModSpace acquisition.
–Average modular space monthly utilization increased 50 basis points (“bps”) to 74.2% in 2019 as compared to the same period in 2018. This increase was driven primarily by de-fleeting activities associated with our integration efforts during year.
–On a pro forma basis, including results of WillScot and ModSpace for all periods presented, average modular space monthly rental rate increased 14.9% organically, with average modular space units on rent down 4.5% and average modular space monthly utilization up by 40 basis points (“bps”) during the year to 74.2%.
•Modular - Other North America segment which represents 9.6% of revenues in 2019, increased by $28.1 million, or 38.1% as compared to the same period in 2018. Increases were driven primarily by:
–Average modular space monthly rental rate increased 5.5% to $590.
–Average modular space units on rent increased by 2,052 units, or 29.6%, as compared to the same period in 2018 driven primarily by acquired units from the ModSpace transaction.
–Average modular space monthly utilization decreased by 70 bps to 56.1% in 2019 as compared to the same period in 2018.
–On a pro forma basis, including results of WillScot and ModSpace for all periods presented, Modular - Other North America segment modular space monthly rental rate increased 4.4%, with modular space units on rent down 2.5%, and average modular space monthly utilization down by 30 bps during the year to 56.1%.
•Generated consolidated net loss of $11.5 million, which included an $8.8 million loss on extinguishment of debt and $46.0 million of discrete costs expensed in the period related to the ModSpace integration and other acquisition-related activities, including $26.6 million of integration costs, $11.5 million of impairment of long-lived assets and lease impairment expense and other related charges, $3.8 million of restructuring cost, and $4.1 of other expense. The consolidated net loss of $11.5 million represented an improvement of $42.1 million as compared to the same period in 2018.
•Generated Adjusted EBITDA of $356.5 million in 2019, representing an increase of $141.0 million or 65.4% as compared to the same period in 2018, which includes the impact of an additional 8.5 months of contribution from the ModSpace acquisition in 2019, as well as continued realization of commercial and cost synergies associated with the ModSpace and Acton acquisitions. Adjusted EBITDA for the Modular - US segment and the Modular - Other North America segment, respectively, was $325.0 million and $31.5 million in 2019.
•On a pro forma basis, including the results of WillScot and ModSpace for all periods presented, Adjusted EBITDA in 2019 of $356.5 million represents an increase of $72.0 million, or 25.3% organically from $284.5 million in 2018. These pro forma results include realized cost savings from the ModSpace and Acton acquisitions, and incremental revenue growth from increased penetration of "Ready to Work" solutions across the combined portfolio, but do not include any additional cost savings that management expects to realize in future years.
•Generated Free Cash Flow of $20.0 million in 2019, as net cash provided by operating activities of $172.6 million after funding $26.6 million of integration costs was reinvested primarily in value added products and fleet refurbishments to support growth of modular leasing revenues (net cash used in investing activities of $152.6 million) and to pay down debt $16.5 million.
In addition to focusing on GAAP measurements, we focus on Adjusted EBITDA and Free Cash Flow to measure our operating results. As such, we include in this Annual Report on Form 10-K reconciliations to their most directly comparable GAAP financial measures. These reconciliations and descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures are included in “Item 6. Selected Financial Data.”

Recent Developments
Refer to the Recent Developments section in Part I, Item 1, Business, herein for further information about our recent warrant redemption and merger agreement.

Business Environment and Outlook
Our customers operate in a diversified set of end markets, including commercial and industrial, construction, education, energy and natural resources, government and other end markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 80% of our revenues in the year ended December 31, 2019. Market fundamentals underlying these markets are currently stable, and we expect continued modest market growth in the next several years. Current conditions, and potential growth drivers such as a robust U.S. economy, increased infrastructure spending, and continued penetration of our customer base with our VAPS offering provide us confidence in continued demand for our products.
For the year ended December 31, 2019, 9.6% of our revenues were from the Modular - Other North America segment, markets in Canada, including Alaska, and Mexico. Revenues from this segment had declined since 2014 as a result of exposure to upstream oil and gas end markets in Alberta, Canada and Alaska. While average modular space units on rent and rental rates have stabilized, competitive pressures in these markets may continue to impact performance until utilization across the industry improves.

Our Business and Growth Strategies
We intend to maintain a leading market position and increase our revenue and profitability by pursuing the following strategies:
Expanding our “Ready to Work” Value Proposition.
We combine product quality and availability, the largest service network in North America, an industry-leading offering of VAPS and a commitment to customer service to provide increased value to our customers. This attracts new customers, increases customer retention and increases our margins. We intend to grow the business by continuing to improve the quality, delivery and service of our products and by continuing to introduce new and innovative products and services that complement our core offering to the most attractive industry and geographic end markets.
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
Generating Additional Cash Flow Through Operational Efficiencies and Cost Reductions.
We have implemented a number of management initiatives designed to improve operations and increase profitability, efficiency and operating leverage. We continually assess our branch operating footprint, our vendor base, and our operating structure to maximize revenue generation while minimizing costs. The acquisitions of Acton and ModSpace provided us with increased scale that allowed us to reduce from over 200 combined operating locations to approximately 120 operating locations by the end of 2019. With this post-acquisition scale, we expect to extract over $60.0 million of redundant costs from the combined businesses. As of December 31, 2019, we estimate that we have realized over $40 million of cumulative savings related to the Acton and ModSpace acquisitions and subsequent integrations. We have a proven track record of efficiently integrating acquisitions and quickly eliminating operational redundancies, while maintaining acquired customer relationships.
Leveraging Scale via Acquisitions.
The US market for modular space and portable storage solutions is fragmented, with approximately 60% of the modular space market supplied by regional and local competitors. We have a broad network of operating branches in North

America, as well as a highly scalable corporate center and management information systems, which we believe positions us well to continue to acquire and integrate other companies. We may pursue acquisitions that will provide further scale efficiencies to our platform, allowing us to improve returns generated by the acquired assets.

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
The table below sets forth the average number of units on rent in our modular lease fleet, the average utilization of our modular lease units, and the average monthly rental rate per unit, including VAPS:

	Year Ended December 31,
(in thousands, except unit numbers and rates)	2019	2018	2017
Modular space units on rent (average during the period)	91,682	70,257	41,263
Average modular space utilization rate	72.0%	71.6%	70.3%
Average modular space monthly rental rate	$614	$552	$538
Portable storage units on rent (average during the period)	16,878	15,480	12,599
Average portable storage utilization rate	65.8%	68.9%	71.4%
Average portable storage monthly rental rate	$120	$119	$116
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
Impairment Losses on Long-Lived Assets
We recognize property, plant, and equipment impairment charges when the carrying value of assets exceeds the estimated fair value of the assets.
Lease Impairment Expense and Other Related Charges
        Lease impairment expense and other related charges include impairment of right-of-use ("ROU") assets under ASC 842, gain or loss on the exit of a leased property generally associated with lease termination payments and rent expense for locations which have been closed but have not been abandoned or impaired.
Restructuring Costs
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under Financial Accounting Standards Board ("FASB") ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). Our restructuring plans are generally country or region specific and are typically completed within a one year period. Prior to the adoption of ASC 842 effective January 1, 2019, restructuring costs incurred under these plans included (i) one-time termination benefits related to employee separations, (ii) contract termination costs and, (iii) other related costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities. After the adoption of ASC 842, restructuring costs include one-time termination benefits related to employee separation costs. The restructuring costs incurred in 2019 and 2018 primarily relate to the integration of our acquisitions. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs, and professional services expenses, are included within SG&A expenses.
Currency (Gains) Losses, Net
Currency (gains) losses, net include unrealized and realized gains and losses on monetary assets and liabilities denominated in foreign currencies other than our functional currency at the reporting date.
Other (Income) Expense, Net
Other (income) expense, net primarily consists of the non-recurring gain (loss) on disposal of non-operational property, plant and equipment, other financing related costs and other non-recurring charges.
Interest Expense
Interest expense consists of the costs of external debt including the Company’s ABL credit agreement (the "ABL Facility"), the senior secured notes due December 15, 2022 (the "2022 Secured Notes) and the senior secured notes due August 15, 2023 (the "2023 Secured Notes, together with the 2022 Secured Notes, the "Senior Secured Notes"), the senior unsecured notes due November 15, 2023 (the "Unsecured Notes"), and prior to the Business Combination, interest due on amounts owed to affiliates and interest on the revolving credit facility associated with the Algeco Group.
Interest Income
Interest income consists of interest on notes due from affiliates which were settled in 2017.
Income Tax Benefit
We are subject to income taxes in the US, Canada and Mexico. Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, state and jurisdictional law changes, and certain non-deductible expenses such as compensation disallowance. The rate is also affected by discrete items that may occur in any given year, such as state legislation enactments. These discrete items may not be consistent from year to year. Income tax expense (benefit), deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid.

Consolidated Results of Operations
Our consolidated statements of net loss for the years ended December 31, 2019, 2018, and 2017 are presented below. The below results only include results from ModSpace and Acton for the periods subsequent to their acquisition dates and does not include any incremental unrealized cost savings, revenue growth, or pro forma adjustments that management expects to result from the integration of the acquired business.

	Years Ended December 31,			2019 vs. 2018 Change	2018 vs 2017 Change
	2019	2018	2017
Revenues:
Leasing and services revenue:
Modular leasing	$744,185	$518,235	$297,821	$225,950	$220,414
Modular delivery and installation	220,057	154,557	89,850	65,500	64,707
Sales revenue:
New units	59,085	53,603	36,371	5,482	17,232
Rental units	40,338	25,017	21,900	15,321	3,117
Total revenues	1,063,665	751,412	445,942	312,253	305,470
Costs:
Costs of leasing and services:
Modular leasing	213,151	143,120	83,588	70,031	59,532
Modular delivery and installation	194,107	143,950	85,477	50,157	58,473
Costs of sales:
New units	42,160	36,863	26,025	5,297	10,838
Rental units	26,255	16,659	12,643	9,596	4,016
Depreciation of rental equipment	174,679	121,436	72,639	53,243	48,797
Gross profit	413,313	289,384	165,570	123,929	123,814
Expenses:
Selling, general and administrative	271,004	254,871	162,351	16,133	92,520
Other depreciation and amortization	12,395	13,304	8,653	(909)	4,651
Impairment losses on goodwill	—	—	60,743	—	(60,743)
Impairment losses on long-lived assets	2,848	1,600	—	1,248	1,600
Lease impairment expense and other related charges	8,674	—	—	8,674	—
Restructuring costs	3,755	15,468	2,196	(11,713)	13,272
Currency (gains) losses, net	(688)	2,454	(12,878)	(3,142)	15,332
Other (income) expense, net	(2,200)	(4,574)	2,827	2,374	(7,401)
Operating income (loss)	117,525	6,261	(58,322)	111,264	64,583
Interest expense	122,504	98,433	119,308	24,071	(20,875)
Interest income	—	—	(12,232)	—	12,232
Loss on extinguishment of debt	8,755	—	—	8,755	—
Loss from continuing operations before income tax	(13,734)	(92,172)	(165,398)	78,438	73,226
Income tax benefit	(2,191)	(38,600)	(936)	36,409	(37,664)
Loss from continuing operations	(11,543)	(53,572)	(164,462)	42,029	110,890
Income from discontinued operations, net of tax	—	—	14,650	—	(14,650)
Net loss	(11,543)	(53,572)	(149,812)	42,029	96,240
Net loss attributable to non-controlling interest, net of tax	(421)	(4,532)	(2,110)	4,111	(2,422)
Net loss attributable to WillScot	(11,122)	(49,040)	(147,702)	37,918	98,662
Non-cash deemed dividend related to warrant exchange	—	(2,135)	—	2,135	(2,135)
Net loss attributable to WillScot common shareholders	$(11,122)	$(51,175)	$(147,702)	$40,053	$96,527

Comparison of Years Ended December 31, 2019 and 2018
Revenue: Total revenue increased $312.3 million, or 41.6%, to $1,063.7 million for the year ended December 31, 2019 from $751.4 million for the year ended December 31, 2018. The increase was primarily the result of a 43.3% increase in leasing and services revenue driven by increased volumes from acquisitions and improved pricing. Improved volumes were driven by units acquired as part of the ModSpace acquisition, as well as, increased modular delivery and installation revenues on the combined rental fleet of 42.4% due to increased transaction volumes and higher revenues per transaction. Average modular space monthly rental rates increased 11.2% for the year ended December 31, 2019, and average modular space units on rent increased 21,425 units, or 30.5%, due to the impact of an additional 8.5 months of contribution from the ModSpace acquisition. Improved pricing was driven by a combination of our price optimization tools and processes, as well as, by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units for ModSpace. The increase in leasing and services revenues was further complemented by an increase of $5.5 million, or 10.3%, in new unit sales as compared to 2018. This increase was primarily driven by increased sales as a result of the ModSpace acquisition. Rental unit sales increased $15.3 million, or 61.2%, as compared to 2018.
On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues decreased $0.4 million, or 0.0%, year-over-year for the year ended December 31, 2019. This decline was driven by reduced new sales, which declined $41.6 million, or 41.3%, as a result of one large sale recognized in 2018 in the amount of $29.0 million in our Modular - US segment, and decreased rental unit sales, which declined $5.3 million, or 11.7%. The declines in sales volumes were nearly offset by an increase in our core modular leasing revenues, which increased $53.4 million, or 7.7%, as a result of a 13.7% increase in average modular space monthly rental rates.
Total average units on rent for the year ended December 31, 2019 and 2018 were 108,560 and 85,737, respectively. The increase was due to units acquired as part of the ModSpace acquisition, with modular space average units on rent increased by 21,425 units, or 30.5%, for the year ended December 31, 2019. Modular space average monthly rental rates increased 11.2% for the year ended December 31, 2019. Portable storage average units on rent increased by 1,398 units, or 9.0%, for the year ended December 31, 2019. Average portable storage monthly rental rates increased 0.8% for the year ended December 31, 2019. The average modular space unit utilization rate for the year ended December 31, 2019 was 72.0%, as compared to 71.6% in 2018. The increase in average modular space utilization rate was driven by a reduction in the combined modular space unit fleet size across the combined WillScot and ModSpace fleet in 2019. The average portable storage unit utilization rate during the year ended December 31, 2019 was 65.8%, as compared to 68.9% in 2018. The decrease in average portable storage utilization rate was driven by organic declines in the number of portable storage average units on rent in the Modular - US segment.
Gross Profit: Our gross profit percentage was 38.9% and 38.5% for the years ended December 31, 2019 and 2018, respectively. Our gross profit percentage, excluding the effects of depreciation ("adjusted gross profit percentage"), was 55.3% and 54.7% for the years ended December 31, 2019 and 2018, respectively.
Gross profit increased $123.9 million, or 42.8%, to $413.3 million for the year ended December 31, 2019 from $289.4 million for the year ended December 31, 2018. The increase in gross profit is a result of a $291.5 million increase in modular leasing and services revenue and increased new unit sales gross profit of $0.2 million, offset by increases of $120.2 million in modular leasing and services costs. Increases in modular leasing and services revenues and costs were primarily as a result of increased revenues due to additional units on rent as a result of recent acquisitions as well as increased margins due to favorable average monthly rental rates on modular space units and increased delivery and installation margins driven primarily by higher pricing per transaction. These increases were partially offset by increased depreciation of $53.3 million as a result of additional rental equipment acquired as part of the ModSpace acquisition, as well as continued capital investment in our existing rental equipment.
SG&A Expense: SG&A expense increased $16.1 million, or 6.3%, to $271.0 million for the year ended December 31, 2019, compared to $254.9 million for the year ended December 31, 2018. Employee costs increased $19.5 million driven by the increased size of the workforce, offset partially by employee savings achieved as a result of restructuring activities; and occupancy costs increased $10.3 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost savings as we have now exited approximately 85% of redundant real estate locations.
Discrete items included in SG&A decreased for the year ended December 31, 2019, compared to the year ended December 31, 2018, by $17.7 million as decreases in transaction and integration costs related to the ModSpace and Acton acquisitions and subsequent integrations of $20.1 million and $4.0 million, respectively, were partially offset by increases in stock compensation expense and other acquisition-related activities of $3.3 million and $3.1 million, respectively.
The remaining increases of $4.0 million are primarily related to increased professional fees, insurance, computer, travel, office and other expenses related to operating a larger business as a result of our recent acquisitions and our expanded employee base and branch network.
We estimate incremental cost synergies of approximately $36.0 million related to the ModSpace and Acton acquisitions were realized in 2019, which compares to approximately $6.4 million of synergies realized in 2018 related to the Acton and Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”) acquisitions, bringing cumulative synergies related to the Acton, Tyson, and ModSpace acquisitions from the dates of the acquisitions to December 31, 2019 to approximately $42.4 million.

These cost synergies are consistent with our integration plans and we expect to achieve annual recurring cost savings of over $70.0 million once our integration plans are fully executed and in our annual results.
Other Depreciation and Amortization: Other depreciation and amortization decreased $0.9 million, or 6.8%, to $12.4 million for the year ended December 31, 2019, compared to $13.3 million for the year ended December 31, 2018. The decrease in other depreciation and amortization was driven primarily by lower depreciation as a result of the decrease in property, plant and equipment. Property, plant and equipment decreased as a result of the transfer of non-producing branches to assets held for sale which are no longer depreciated and the impact of the adoption of ASC 842 which resulted in the reversal of branch assets previously accounted for as failed sale-lease back locations which are compliant sales under ASC 842.
Impairment losses on Goodwill: There were no impairment losses on goodwill for the years ended December 31, 2019 and 2018.
Impairment losses on Long-Lived Assets: Impairment losses on long-lived assets were $2.8 million for the year ended December 31, 2019 as compared to $1.6 million for the year ended December 31, 2018. In 2019 and 2018, we reclassified certain branch facilities from property, plant and equipment to assets held for sale and recognized an impairment on these assets as the estimated fair value was less than the carrying value of the facilities.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges was $8.7 million for the year ended December 31, 2019. Effective January 1,2019, in connection with the adoption of ASC 842, we recorded $4.2 million in ROU asset impairments, $2.6 million in rent on closed locations and $1.9 million in lease termination fees.
Restructuring Costs: Restructuring costs were $3.8 million for the year ended December 31, 2019 as compared to $15.5 million for the year ended December 31, 2018. The 2019 restructuring charges related primarily to employee termination costs as a result of the ModSpace acquisition and integration. The 2018 restructuring charges are comprised of employee termination and lease breakage costs related to the Acton and ModSpace acquisitions and integrations. Prior to the adoption of ASC 842 effective January 1. 2019, the costs associated with leases exited as a result of a restructuring plan were recorded in restructuring expense.
Currency (Gains) Losses, net: Currency (gains) losses, net were a $0.7 million gain for the year ended December 31, 2019 compared to a $2.5 million loss for the year ended December 31, 2018. The decrease in currency losses was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other Income, Net: Other income, net was $2.2 million for the year ended December 31, 2019 and $4.6 million for the year ended December 31, 2018. The decrease in other income was driven by the receipt of insurance proceeds related to assets damaged during Hurricane Harvey and other settlements which contributed $5.6 million to other expense, net for the year ended December 31, 2018, offset by the receipt of $2.4 million in insurance proceeds related to assets damaged during hurricanes and the receipt of a $0.9 million settlement during the year ended December 31, 2019.
Interest Expense: Interest expense increased $24.1 million, or 24.5%, to $122.5 million for the year ended December 31, 2019 from $98.4 million for the year ended December 31, 2018. The increase in interest expense is attributable to the increased financing costs for the full year in 2019, as a result of the ModSpace acquisition which occurred in the third quarter of 2018, offset in part by the one-time bridge financing and upfront commitment fees expensed in 2018 and lower interest costs due to the redemption of our Unsecured Notes in June 2019. In the third quarter of 2018, as part of financing the ModSpace acquisition, we upsized our ABL Facility to $1.425 billion, issued the 2023 Secured Notes, and issued the Unsecured Notes and incurred bridge financing fees and upfront commitment fees of $20.5 million which were recorded to interest expense.
Income Tax Benefit: Income tax benefit decreased $36.4 million to $2.2 million for the year ended December 31, 2019 compared to $38.6 million for the year ended December 31, 2018. The decrease in tax benefit was driven by the lower loss before income tax for the year ended December 31, 2019, approximately $17.0 million less tax benefit, and discrete tax benefits in 2018 related to a reduction in the valuation allowance, tax benefit of $11.9 million, and a tax benefit of $7.0 million related to a change in the Company asserting indefinite re-investment in certain of its foreign businesses.

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
SG&A expenses in the Modular- US and Modular – Other North America segments increased $137.7 million for the year ended December 31, 2018 as compared to 2017. Integration costs incurred in 2018 were $30.0 million, as compared to no costs in 2017, which include discrete training costs, fleet relocation costs, branch exit costs, and professional service expenses related to the Acton and ModSpace integrations. Employee costs increased $43.4 million driven by the increased size of the workforce before realization of all expected employee savings to be achieved as a result of restructuring activities. Occupancy costs increased $13.8 million largely due to the expansion of our branch network and storage lots before expected savings are realized as we exit redundant locations. Transaction costs, excluding those in Corporate and other, increased $18.3 million primarily related to costs incurred related to the acquisition of ModSpace. Legal and professional fees increased $10.9 million over 2017 before realization of all expected cost savings and due to operating as a public company for all of 2018. The remaining increases of $21.3 million are primarily related to increased insurance, computer, marketing, office, tax and bad debt expenses related to operating a larger operation as a result of our recent acquisitions and our expanded employee base and branch network.
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
Impairment losses on Long-Lived Assets: Impairment losses on long-lived assets were $1.6 million for the year ended December 31, 2018 as compared to $0.0 million for the year ended December 31, 2017. In the fourth quarter of 2018, we reclassified certain branch facilities that we intend to exit from property, plant and equipment to held for sale and recognized an impairment on these assets as the estimated fair value was less than the carrying value of the facilities.
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
The majority of the interest costs incurred during the year ended December 31, 2017 relate to the previous debt structure of WSII as part of the Algeco Group, including $58.4 million of interest expense incurred in 2017 on notes payable to affiliates, which were settled in full in connection with the Algeco Group restructuring that occurred prior to the Business Combination. The decrease in interest expense is driven by our lower average debt and notes payable balances in 2018 under our new debt structure as compared to the Algeco Group debt structure in place in 2017, partially offset by bridge financing and upfront commitment fees of $20.5 million incurred in connection with the ModSpace acquisition and higher average debt balances subsequent to the August of 2018 ModSpace acquisition. See Note 12 to the consolidated financial statements for further discussion of our debt, and the additional debt incurred during the third quarter as part of financing the ModSpace acquisition, which we expect will increase our interest expense in future periods.
Interest Income: Interest income decreased $12.2 million, or 100.0%, to $0.0 million for the year ended December 31, 2018 from $12.2 million for the year ended December 31, 2017. This decrease is due to the decrease in the principal balance of notes due from affiliates, which were settled upon consummation of the Business Combination in November 2017.
Income Tax Benefit: Income tax benefit increased $37.7 million to $38.6 million for the year ended December 31, 2018 compared to $0.9 million for the year ended December 31, 2017. The increase in tax benefit was principally driven by the pre-tax loss tax benefit of $19.4 million, a tax benefit of $11.9 million, related to a reduction in the valuation allowance and a tax benefit of $7.0 million related to a change in the Company asserting indefinite re-investment in certain of its foreign businesses. In 2017, a pre-tax loss tax benefit was reduced by the impairment of Canadian Goodwill, an unfavorable permanent adjustment, with no tax basis which reduces the expected pre-tax loss benefit. In addition, as a result of the Tax Act, the Company remeasured their net deferred tax liabilities and recognized a net tax benefit of $28.1 million which was offset by a $50.5 million valuation allowance at December 22, 2017. Also, refer to Note 14 regarding the Tax Act enacted in the US on December 22, 2017 and additional components of the rate reconciliation.

Business Segments
Our principal line of business is modular leasing and sales. The Company formerly operated a remote accommodations business (the "Remote Accommodations Business"), which consisted of Target Logistics Management LLC and its subsidiaries and Chard Camp Catering Services, that was carved out in connection with the Business Combination and was no longer a part of our business as of December 31, 2017. The Remote Accommodations Business was considered a single reportable segment. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico.

The following tables and discussion summarize our reportable segment financial information for the years ended December 31, 2019, 2018 and 2017. Consistent with the presentation of our financial statements, the below segment results only include results from Acton, Tyson, and ModSpace for the periods subsequent to the respective acquisition dates and do not include any unrealized incremental cost savings, revenue growth, or pro forma adjustments that management expects to result from the integrations of the acquired businesses. Future changes to our organizational structure may result in changes to the segments disclosed.

Business Segment Results
Years Ended December 31, 2019, 2018 and 2017

(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Year Ended December 31, 2019
Revenue	$961,683	$101,982	$1,063,665
Gross profit	$374,859	$38,454	$413,313
Adjusted EBITDA(a)	$325,068	$31,480	$356,548
Capital expenditures for rental equipment	$193,453	$11,653	$205,106
Modular space units on rent (average during the period)	82,709	8,973	91,682
Average modular space utilization rate	74.2%	56.1%	72.0%
Average modular space monthly rental rate	$617	$590	$614
Portable storage units on rent (average during the period)	16,462	416	16,878
Average portable storage utilization rate	66.2%	53.7%	65.8%
Average portable storage monthly rental rate	$120	$111	$120

(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Year Ended December 31, 2018
Revenue	$677,590	$73,822	$751,412
Gross profit	$264,320	$25,064	$289,384
Adjusted EBITDA(a)	$196,410	$19,123	$215,533
Capital expenditures for rental equipment	$151,407	$9,476	$160,883
Modular space units on rent (average during the period)	63,336	6,921	70,257
Average modular space utilization rate	73.7%	56.8%	71.6%
Average modular space monthly rental rate	$551	$559	$552
Portable storage units on rent (average during the period)	15,089	391	15,480
Average portable storage utilization rate	69.4%	55.6%	68.9%
Average portable storage monthly rental rate	$119	$108	$119

(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Corporate and Other	Total
Year Ended December 31, 2017
Revenue	$392,933	$53,656	$(647)	$445,942
Gross profit	$148,685	$17,532	$(647)	$165,570
Adjusted EBITDA(a)	$110,822	$13,099	$(15,112)	$108,809
Capital expenditures for rental equipment	$96,378	$5,832	$—	$102,210
Modular space units on rent (average during the period)	36,166	5,097	—	41,263
Average modular space utilization rate	73.9%	52.2%	—%	70.3%
Average modular space monthly rental rate	$538	$532	$—	$538
Portable storage units on rent (average during the period)	12,246	353	—	12,599
Average portable storage utilization rate	72.2%	52.6%	—%	71.4%
Average portable storage monthly rental rate	$116	$119	$—	$116
(a) See “Reconciliation of non-GAAP Financial Measures” in Item 6 of this Annual Report on Form 10-K.

Modular - US Segment
Comparison of Years Ended December 31, 2019 and 2018
Revenue: Total revenue increased $284.1 million, or 41.9%, to $961.7 million for the year ended December 31, 2019 from $677.6 million for the year ended December 31, 2018. Modular leasing revenue increased $208.2 million, or 44.4%, driven by improved volumes and pricing. Average modular space units on rent increased 19,373 units, or 30.6%, to 82,709 units on rent and resulting modular space utilization increased by 50 bps. Average modular space monthly rental rates in the Modular - US segment increased 12.0% for the year ended December 31, 2019 to $617. Improved volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues, which increased $63.2 million, or 45.7%, due to the increased delivery volumes as compared to 2018. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, offset partially by the average modular space monthly rental rates on acquired units. New unit sales revenue increased $5.9 million, or 12.0%, in 2019 and rental unit sales revenue increased $6.8 million, or 32.2%. Increases for both new unit sales and rental unit sales were a result of the ModSpace acquisition and our larger post-acquisition fleet size.
On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues increased $2.4 million, or 0.2%, year over year for the year ended December 31, 2019. This increase was driven by modular leasing revenue, which increased $52.8 million, or 8.4%, driven primarily by continued pricing improvement, with increases in pro forma average modular space monthly rental rates of $80, or 14.9%, year over year for the year ended December 31, 2019. Offset by a decline in new sales, which decreased $39.5 million, or 41.9% driven primarily by one large sale recognized in 2018 in the amount of $29.0 million, and decreased rental unit sales, which declined $9.9 million, or 26.2%. Modular space units on rent decreased 4.5% on a pro forma basis to 82,709 and pro forma utilization for our modular space units increased to 74.2% up 40 bps from 73.8% for the year ended December 31, 2018.
Gross Profit: Gross profit increased $110.5 million, or 41.8%, to $374.8 million for the year ended December 31, 2019 from $264.3 million for the year ended December 31, 2018. The increase in gross profit was driven by higher revenues driven both by the ModSpace acquisition and by organic growth. The increase in gross profit from higher revenues was partially offset by a $50.0 million, or 47.0% increase in depreciation of rental equipment for the year ended December 31, 2019 primarily related to units acquired in the ModSpace acquisition, and as a result of continued capital investment in our fleet.
Adjusted EBITDA: Adjusted EBITDA increased $128.6 million, or 65.5%, to $325.0 million for the year ended December 31, 2019 from $196.4 million for the year ended December 31, 2018. The increase was driven by higher revenues and gross profits discussed above excluding depreciation, partially offset by increases in SG&A, excluding discrete items and other items, of $29.7 million. Discrete and other items within SG&A decreased for the year ended December 31, 2019, compared to the year ended December 31, 2018, by $19.8 million as decreases in transaction costs and integration costs related to the ModSpace and Acton acquisitions and subsequent integrations of $19.8 million and $6.3 million, respectively, were partially offset by increases in stock compensation expense and other acquisition-related activities of $3.2 million and a $3.1 million, respectively. Increases in SG&A, excluding discrete items, primarily related to increased employee costs of $18.1 million driven by the increased size of the workforce offset partially by employee savings achieved as a result of restructuring activities; and occupancy costs increased $7.5 million largely due to the expansion of our branch network and storage lots, including a portion of the expected cost saving as we have exited redundant locations. The remaining increases in SG&A of $4.2 million were primarily related to increased insurance, computer, marketing, office, and tax expenses related to operating a larger operation as a result of our recent acquisitions and our expanded employee base and branch network.
Capital Expenditures: Capital expenditures for rental equipment increased $42.0 million, or 27.7%, to $193.4 million for the year ended December 31, 2019 from $151.4 million for the year ended December 31, 2018. Net capital expenditures also increased $24.4 million, or 19.0%, to $152.5 million. The increases for both were driven by increased spend for refurbishments and VAPS to drive revenue growth and for maintenance of a larger fleet following our recent acquisitions.
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
Modular - Other North America Segment
Comparison of Years Ended December 31, 2019 and 2018
Revenue: Total revenue increased $28.1 million, or 38.1%, to $101.9 million for the year ended December 31, 2019 from $73.8 million for the year ended December 31, 2018. Modular leasing revenue increased $17.6 million, or 36.0%, which is primarily driven by improved volumes and pricing. Average modular space units on rent increased by 2,052 units, or 29.6% to 8,973 units on rent, and average modular space monthly rental rates in the Modular - Other North America segment increased 5.5% for the year ended December 31, 2019 to $590. Improved volumes were driven by units acquired as part of the ModSpace acquisition, as well as increased modular delivery and installation revenues, which increased $2.3 million, or 14.0%, due to increased transaction volumes as a result of the combined company. Improved pricing was driven by a combination of our price optimization tools and processes as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base, as well as by the average modular space monthly rental rates on acquired units. New unit sales revenue decreased $0.4 million, or 8.7%, associated with decreased sale opportunities. Rental unit sales revenue increased $8.6 million, or 220.5%, as a result of several large rental unit sale opportunities during the year.
On a pro forma basis, including results of WillScot and ModSpace for all periods presented, total revenues decreased $2.9 million, or 2.8%, year over year for the year ended December 31, 2019. This decline was driven by reduced modular delivery and installation revenues and reduced new unit sales, which declined $6.1 million, or 24.7%, and $2.2 million, or 33.7%, respectively. The decline in modular delivery and installation revenues was driven by several large projects that began or were completed during the prior year and resulted in large delivery and installation revenues. These declines were partially offset by increased rental unit sales of $4.5 million, or 56.9%. Core modular leasing revenues increased $0.8 million, or 1.3%, with increases in pro forma average modular space monthly rental rates of $25, or 4.4%, for the year ended December 31, 2019, being partially offset by a decrease in modular space units on rent of 2.5% on a pro forma basis to 8,973. Pro forma utilization for our modular space units decreased to 56.1%, down 30 bps from 56.4%, for the year ended December 31, 2018.
Gross Profit: Gross profit increased $13.4 million, or 53.4%, to $38.5 million for the year ended December 31, 2019 from $25.1 million for the year ended December 31, 2018. The effects of favorable foreign currency movements increased gross profit by $0.3 million, as the Canadian Dollar and Mexican Peso strengthened against the US dollar during the year. The increase in gross profit, excluding the effects of foreign currency, was driven by higher revenues as a result of the ModSpace acquisition and organic growth. The increase in gross profit from higher revenues was partially offset by a $3.1 million, or 20.5%, increase in depreciation of rental equipment for the year ended December 31, 2019 primarily related to units acquired in the ModSpace acquisition.
Adjusted EBITDA: Adjusted EBITDA increased $12.4 million, or 64.9%, to $31.5 million for the year ended December 31, 2019 from $19.1 million for the year ended December 31, 2018. This increase was primarily driven by higher modular leasing margin due to increased modular volumes and average monthly rental rates, offset by increased SG&A expense, excluding discrete items, of $4.1 million primarily related to the ModSpace acquisition. Employee costs increased $1.5 million as a result of the increased size of our workforce. Occupancy costs increased $2.8 million largely due to the expansion of our branch network and storage lots.

Capital Expenditures: Capital expenditures for rental equipment increased $2.2 million, or 23.2%, to $11.7 million for the year ended December 31, 2019 from $9.5 million for the year ended December 31, 2018. The increase was driven by increased spend for new fleet and VAPS to drive revenue growth and for maintenance of a larger fleet following the ModSpace acquisition. Net capital expenditures decreased $5.9 million, or 98.2%, to $0.1 million, as a result of increased rental unit sales in the period.
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
Capital Expenditures: Capital expenditures for rental equipment increased $3.7 million, or 63.8%, to $9.5 million for the year ended December 31, 2018 from $5.8 million for the year ended December 31, 2017. The increase was driven by increased spend for new units, VAPS, and refurbishments as a result of the increased fleet size due to the ModSpace acquisition. During the year, our modular space unit fleet grew by over 65%.
Corporate and Other for the Year Ended December 31, 2017
The Corporate and other segment was discontinued in 2017.
Gross Profit: The Corporate and other adjustments to revenue and gross profit pertain to the elimination of intercompany leasing transactions between the Modular business segments and the legacy Remote Accommodations Business segment, which was carved out in 2017 and is reflected as discontinued operations in our financial statements.
Adjusted EBITDA: Corporate and other costs and eliminations to consolidated Adjusted EBITDA increased $15.1 million or 100.0% to $0.0 million for the year ended December 31, 2018 from a loss of $15.1 million for the year ended December 31, 2017. The 2017 costs related to the Algeco Group operations, which separated from the Company in 2017. Similar costs incurred in 2019 and 2018 by WillScot are included primarily in the Modular - US segment.

Liquidity and Capital Resources
Overview
WillScot is a holding company that derives all of its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, credit facilities, and sales of equity and debt securities.
Our liquidity as of December 31, 2019 consisted of cash and cash equivalents and unused commitments under our ABL Facility which is discussed below. Our practice is to maintain sufficient liquidity through cash from operations and our ABL Facility, to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations, together with amounts available under the ABL Facility, will be adequate to permit us to meet our obligations over the next twelve months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our ABL Facility, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our ABL Facility is not sufficient, we may have to obtain additional financing.
As of December 31, 2019, we had approximately $1.6 billion of total nominal indebtedness outstanding. A substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures.
We may from time to time seek to retire our securities for cash or other consideration in open market purchases, privately-negotiated transactions, exchange offers or otherwise. Additionally, we may pursue additional strategic acquisitions. Any such transactions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Borrowing Capacity and Availability
Borrowing availability under the ABL Facility is equal to the lesser of $1.425 billion and the applicable borrowing bases (the “Line Cap”). The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool. At December 31, 2019, the Line Cap was $1.425 billion and we had $509.1 million of available borrowing capacity under the ABL Facility.
See Note 12 in Part II, Item 8, herein for further discussion of WillScot's indebtedness.
Cash Flows
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures for rental equipment. With the exception of 2017 when we incurred significant discrete costs related to the Business Combination, we historically have generated and expect to continue to generate positive cash flow from operations.
Prior to the Business Combination in the fourth quarter of 2017, WSII was subject to a centralized cash management strategy utilized by the Algeco Group. As part of this strategy, significant intercompany notes due to and from Algeco Group affiliates were created to fund the operating needs of certain Algeco Group affiliates as well as to fund the debt obligations of the Algeco Group. The impacts of these notes are included within investing and financing activities in our 2017 consolidated statements of cash flows. Additionally, prior to the Business Combination, the activity of the Remote Accommodations Business, which is no longer part of the Company, is included within the 2017 consolidated statements of cash flows. The significant non-cash activity of the Remote Accommodations Business is discussed further in Note 3 to the consolidated financial statements.
The following summarizes our change in cash and cash equivalents cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash from operating activities	$172,566	$37,149	$(1,362)
Net cash from investing activities	(152,582)	(1,217,202)	(392,650)
Net cash from financing activities	(26,063)	1,180,037	396,833
Effect of exchange rate changes on cash and cash equivalents	166	(211)	202
Net change in cash and cash equivalents	$(5,913)	$(227)	$3,023
Comparison of the Years Ended December 31, 2019 and 2018 and December 31, 2018 and 2017
Cash Flows from operating activities
Cash provided by operating activities for the year ended December 31, 2019 was $172.6 million as compared to $37.1 million for the year ended December 31, 2018, an increase of $135.5 million. This increase was primarily due to a $159.1 million increase in net income, adjusted for non-cash items, in 2019 as compared to 2018, as a result of the impact of the ModSpace acquisition on operations, which is reflected in our results for all of 2019, but is only included for four and a half months in 2018. This increase in net income, adjusted for non-cash items, was partially offset by a decrease of $23.7 million in the net movements of the operating assets and liabilities. The decrease in operating assets and liabilities was attributable to an increase in trade receivables and an increase in cash interest payments during the year ended December 31, 2019, partially offset by an increase in accounts payable and accrued liabilities.
Cash provided by operating activities for the year ended December 31, 2018 was $37.1 million as compared to cash used in operating activities of $1.4 million for the year ended December 31, 2017, an increase of $38.5 million. This was primarily due to a $30.1 million increase of net income, adjusted for non-cash items, during 2018 as compared to 2017 due to the impact of the Acton, Tyson, and ModSpace acquisitions on revenue and gross profit. An $8.5 million increase in the net movements of the operating assets and liabilities also contributed to the overall increase in cash provided by operating activities. This increase was driven by lower interest payments in 2018 compared to 2017, offset partially by higher use of cash to pay down accounts payable and accrued liabilities, both associated with transaction expenses incurred for the Business Combination as well as normal operating liabilities.
Cash flows from investing activities
Cash used in investing activities for the year ended December 31, 2019 was $152.6 million as compared to $1,217.2 million for the year ended December 31, 2018, a decrease of $1,064.6 million. The decrease in cash used in investing activities was driven by a $1,083.1 million decrease in cash used for business acquisitions, an $11.3 million increase in proceeds from the sale of rental equipment, and an $18.1 million increase in proceeds from the sale of property, plant, and equipment. The decrease in cash used in business acquisitions was due to the acquisition of ModSpace during the year ended December 31, 2018, with no business acquisitions during the year ended December 31, 2019. Proceeds from the sale of rental equipment increased due to increased sales volume as a result of the acquisition of ModSpace. Proceeds from the sale of property, plant and equipment increased primarily as a result of the sale of non-operating branch locations during the year ended December 31, 2019, as part of the ongoing integration and consolidation process following the acquisition of ModSpace. The overall decrease in cash used in investing activities for the year ended December 31, 2019 was partially offset by an increase in capital expenditures of $44.2 million in 2019, which was primarily driven by increased refurbishments of existing fleet, following our recent acquisitions, and purchases of VAPS to drive revenue growth.
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
Cash flows from financing activities
Cash used in financing activities for the year ended December 31, 2019 was $26.1 million as compared to $1,180.0 million cash provided by financing activities for the year ended December 31, 2018, an increase of $1,206.1 million cash used. The increase in cash used by financing activities is primarily due to a reduction in borrowings, net of repayments of $1,086.0 million, a decrease in receipts from the issuance of common stock of $146.3 million primarily related to the financing of the ModSpace acquisition and an increase in debt extinguishment costs of $7.1 million. In connection with the ModSpace acquisition, in 2018 we borrowed an aggregate of $1,097.1 million related to the issuance of the 2023 Secured Notes and the Unsecured Notes, and through the up-sized ABL Facility. The 2018 stock issuance was used to finance the acquisition of ModSpace. We paid redemption premium costs of $7.1 million in 2019 as a result of the redemption of the Unsecured Notes and the $30.0 million prepayment on the 2022 Secured Notes. The decrease in cash provided by financing activities was partially offset by a decrease in financing fees payments of $34.0 million due to the significant fees incurred in 2018 as part of the financing activities noted above in connected with the acquisition of ModSpace.
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

Contractual Obligations
The following table presents information relating to our contractual obligations and commercial commitments as of December 31, 2019:

(in thousands)	Total	Less than 1 year	Between 1 to 3 Years	Between 3 and 5 years	More than 5 years
Long-term indebtedness, including current portion and interest(a)(b)	$1,965,362	$103,505	$1,350,802	$511,055	$—
Operating lease liabilities	185,847	37,648	61,672	38,611	47,916
Total	$2,151,209	$141,153	$1,412,474	$549,666	$47,916
(a) Long-term indebtedness includes borrowings and interest under the ABL Facility and the Senior Secured Notes.
(b) Includes the obligations under our interest rate swap agreement that effectively convert $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The future obligations under the interest rate swaps was calculated using the 1-month LIBOR rate as of December 31, 2019.
At December 31, 2019, in addition to the above contractual obligations, the Company had $22.6 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

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
Modular Leasing and Services Revenue
The majority of revenue is generated by rental income subject to the guidance of ASC 840, Leases ("ASC 840") in 2017 and 2018 and ASC 842 in 2019. The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 605, Revenue ("ASC 605"), in 2017 and 2018 and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") in 2019.
Leasing Revenue
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

Rental equipment is leased primarily under operating leases and, from time to time, under sales-type lease arrangements. Operating lease minimum contractual terms generally range from 1 month to 60 months and averaged approximately 12 months across the Company's rental fleet for the year ended December 31, 2019. There were no material sales-type lease arrangements as of December 31, 2019.
The adoption of ASC 842 at January 1, 2019, did not have a significant impact on the recognition of leasing revenue. Per the requirements of ASC 842 the Company records changes in estimated collectibility, directly against leasing revenue.
Services Revenue
The Company generally has three non-lease service-related performance obligations in its contracts with customers:
•Delivery and installation of the modular or portable storage unit;
•Maintenance and other ad hoc services performed during the lease term; and
•Removal services that occur at the end of the lease term.
Consideration is allocated to each of these performance obligations within the contract based upon their estimated relative standalone selling prices using the estimated cost plus a margin approach. Revenue from these activities is recognized as the services are performed.
Sales Revenue
Sales revenue is generated by the sale of new and rental units. Revenue from the sale of new and rental units is generally recognized at a point in time upon the transfer of control to the customer, which occurs when the unit is delivered and installed in accordance with the contract. Sales transactions constitute a single performance obligation.
Other Matters
The Company's non-lease revenues do not include material amounts of variable consideration, other than the variability noted for services arrangements expected to be performed beyond a twelve month period.
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
Goodwill and Goodwill Impairment
For acquired businesses, the Company records assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Generally, reporting units are one level below the operating segment (the component level), if discrete financial information is prepared and regularly reviewed by segment management. Goodwill acquired in a business combination is assigned to each of the Company’s reporting units that are expected to benefit from the combination.
The Company performs its annual impairment test of goodwill as of October 1 at the reporting unit level, as well as during any reporting period in which events or changes in circumstances that, in management’s judgment, may constitute triggering events under ASC 350-20, Intangibles – Goodwill and Other, Testing Goodwill for Impairment. The Company uses an independent valuation specialist for its annual impairment tests to assist in the valuation.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, value of net operating losses, future economic and market conditions and determination of appropriate market comparables. Management bases fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates.
If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for the excess, not to exceed the amount of goodwill allocated to that reporting unit.
Purchase Accounting
We account for acquisitions of businesses under the acquisition method. Under the acquisition method of accounting, we record assets acquired and liabilities assumed at their estimated fair value on the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets. Estimated fair values of acquired assets and liabilities are provisional and could change as additional information is received. Valuations are finalized as soon as practicable, but not later than one year from the acquisition date. Any subsequent changes to purchase price allocations result in a corresponding adjustment to goodwill.

Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers and VAPS which are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and betterments to rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are capitalized and depreciated over the lease term taking in consideration the residual value of the asset. Maintenance and repair costs are expensed as incurred.
Depreciation is generally computed using the straight-line method over estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space and portable storage units	10 – 20 years	20 – 50%
VAPS and other related rental equipment	2 – 8 years	0%
Trade Receivables and Allowance for Doubtful Accounts
Trade receivables primarily consist of amounts due from customers from the lease or sale of rental equipment and their delivery and installation. Trade accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the amount of losses expected to be incurred in the collection of these accounts. These estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, including specific accounts if deemed necessary and on historical collection experience. In accordance with the adoption of ASC 842, effective January 1, 2019, specifically identifiable operating lease receivables not deemed probable of collection are recorded as a reduction of revenue. The remaining provision for doubtful accounts is recorded as selling, general and administrative expenses. For the years ended December 31, 2018 and 2017, the entire provision for doubtful accounts is recorded as a selling, general and administrative expense. The Company reviews the adequacy of the allowance on a quarterly basis.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $903.0 million in outstanding principal under the ABL Facility at December 31, 2019.
In order to manage this risk, on November 6, 2018, WSII entered into an interest rate swap agreement that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under our ABL Facility into fixed-rate debt. The swap agreement will terminate on May 29, 2022, at the same time our ABL Facility matures. The swap agreement provides for WillScot to pay a fixed rate of 3.06% per annum on the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetic rate of 5.56%-5.81% on the $400.0 million notional amount, when including the current applicable margin.
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase annual interest expense by approximately $4.1 million.
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

8. Financial Statements and Supplementary
Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WillScot Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Canadian Reporting Unit Goodwill
Description of the Matter	At December 31, 2019, the Company’s goodwill balance was $235.2 million, including $31.2 million related to the Canadian reporting unit. As discussed in Note 1 to the consolidated financial statements, goodwill is quantitatively tested for impairment at least annually as of October 1. When determining the fair value of the reporting units under the impairment test, management uses the assistance of an independent valuation specialist.

Auditing management’s annual goodwill impairment test for the Canadian reporting unit was highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, management’s conclusion that the fair value of the reporting unit exceeded its carry value was sensitive to changes in significant assumptions, such as the discount rate, revenue growth rates, and forecasted operating margins, which are affected by expectations about future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s Canadian reporting unit, we performed audit procedures with the assistance of our valuation specialists that included, among others, assessing the fair value methodology and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends and considered changes in the Company’s business model and the markets in which they operate. We independently determined assumptions for the discount rate and compared these to the rate selected by management. We also compared the implied market multiples from management’s income approach to guideline public company multiples. We assessed the historical accuracy of management’s ability to estimate its future operating results and performed sensitivity analyses of significant assumptions to evaluate whether changes in the fair value of the reporting unit would result from changes in the assumptions and affect management’s conclusions about whether goodwill was impaired.

In addition, we reviewed the reconciliation of the aggregate fair value of the reporting units to the market capitalization of the Company as of the annual impairment date of October 1, 2019.

Valuation Allowance for Deferred Tax Assets
Description of the Matter
As discussed in Note 14 to the consolidated financial statements, at December 31, 2019 the Company had deferred tax assets on deductible temporary differences and tax loss carryforwards of $366.1 million (net of a $80.2 million valuation allowance). Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Auditing management’s assessment of the realizability of its deferred tax assets involved complex auditor judgment because of the complex interplay between financial accounting for income taxes and the application and interpretations of relevant tax law. In particular, the application of the tax law regarding the ordering of the consumption of tax attributes is complex and includes consideration of the chronology as to when such attributes arose, any limitations imposed on annual usage and uncertain tax positions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s deferred tax asset realizability and valuation allowance process. For example, we tested controls over management’s review of the scheduling of future taxable income expected to be generated from the reversal of existing taxable temporary differences and the evaluation that such reversals are more likely than not expected to result in the realization of existing deferred tax assets.
We evaluated the changes in the Company’s valuation allowance for deferred tax assets. Our audit procedures included, among others, testing the measurement of the tax attributes, and the scheduling of future taxable income expected to be generated from the reversal of existing taxable temporary differences. Our audit procedures also included evaluating, with the assistance of our income tax professionals, the appropriateness of utilizing such taxable income as a source of future taxable income to support the realization of the Company’s deferred tax assets based on applicable tax laws.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Baltimore, Maryland
March 2, 2020

WillScot Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$3,045	$8,958
Trade receivables, net of allowances for doubtful accounts at December 31, 2019 and December 31, 2018 of $15,828 and $9,340, respectively	247,596	206,502
Inventories	15,387	16,218
Prepaid expenses and other current assets	14,621	21,828
Assets held for sale	11,939	2,841
Total current assets	292,588	256,347
Rental equipment, net	1,944,436	1,929,290
Property, plant and equipment, net	147,689	183,750
Operating lease assets	146,698	—
Goodwill	235,177	247,017
Intangible assets, net	126,625	131,801
Other non-current assets	4,436	4,280
Total long-term assets	2,605,061	2,496,138
Total assets	$2,897,649	$2,752,485
Liabilities and equity
Accounts payable	$109,926	$90,353
Accrued liabilities	82,355	84,696
Accrued interest	16,020	20,237
Deferred revenue and customer deposits	82,978	71,778
Operating lease liabilities - current	29,133	—
Current portion of long-term debt	—	1,959
Total current liabilities	320,412	269,023
Long-term debt	1,632,589	1,674,540
Deferred tax liabilities	70,693	67,384
Deferred revenue and customer deposits	12,342	7,723
Operating lease liabilities - non-current	118,429	—
Other non-current liabilities	34,229	31,618
Long-term liabilities	1,868,282	1,781,265
Total liabilities	2,188,694	2,050,288
Commitments and contingencies (see Note 19)
Class A common stock: $0.0001 par, 400,000,000 shares authorized at December 31, 2019 and December 31, 2018; 108,818,854 and 108,508,997 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	11	11
Class B common stock: $0.0001 par, 100,000,000 shares authorized at December 31, 2019 and December 31, 2018; 8,024,419 shares issued and outstanding at December 31, 2019 and December 31, 2018	1	1
Additional paid-in-capital	2,396,501	2,389,548
Accumulated other comprehensive loss	(62,775)	(68,026)
Accumulated deficit	(1,689,373)	(1,683,319)
Total shareholders' equity	644,365	638,215
Non-controlling interest	64,590	63,982
Total equity	708,955	702,197
Total liabilities and equity	$2,897,649	$2,752,485
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Leasing and services revenue:
Modular leasing	$744,185	$518,235	$297,821
Modular delivery and installation	220,057	154,557	89,850
Sales revenue:
New units	59,085	53,603	36,371
Rental units	40,338	25,017	21,900
Total revenues	1,063,665	751,412	445,942
Costs:
Costs of leasing and services:
Modular leasing	213,151	143,120	83,588
Modular delivery and installation	194,107	143,950	85,477
Costs of sales:
New units	42,160	36,863	26,025
Rental units	26,255	16,659	12,643
Depreciation of rental equipment	174,679	121,436	72,639
Gross profit	413,313	289,384	165,570
Expenses:
Selling, general and administrative	271,004	254,871	162,351
Other depreciation and amortization	12,395	13,304	8,653
Impairment losses on goodwill	—	—	60,743
Impairment losses on long-lived assets	2,848	1,600	—
Lease impairment expense and other related charges	8,674	—	—
Restructuring costs	3,755	15,468	2,196
Currency (gains) losses, net	(688)	2,454	(12,878)
Other (income) expense, net	(2,200)	(4,574)	2,827
Operating income (loss)	117,525	6,261	(58,322)
Interest expense	122,504	98,433	119,308
Interest income	—	—	(12,232)
Loss on extinguishment of debt	8,755	—	—
Loss from continuing operations before income tax	(13,734)	(92,172)	(165,398)
Income tax benefit	(2,191)	(38,600)	(936)
Loss from continuing operations	(11,543)	(53,572)	(164,462)
Income from discontinued operations, net of tax	—	—	14,650
Net loss	(11,543)	(53,572)	(149,812)
Net loss attributable to non-controlling interest, net of tax	(421)	(4,532)	(2,110)
Net loss attributable to WillScot	(11,122)	(49,040)	(147,702)
Non-cash deemed dividend related to warrant exchange	—	(2,135)	—
Net loss attributable to WillScot common shareholders	$(11,122)	$(51,175)	$(147,702)
(Loss) income per share attributable to WillScot common shareholders - basic and diluted
Net loss per share attributable to WillScot common shareholders	$(0.10)	$(0.59)	$(8.21)
Income per share attributable to discontinued operations	$0.00	$0.00	$0.74
Net loss per share attributable to WillScot common shareholders	$(0.10)	$(0.59)	$(7.47)

Weighted average shares: basic & diluted	108,683,820	87,209,605	19,760,189
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(11,543)	$(53,572)	$(149,812)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense (benefit) of $0, $(161) and $1,153 for the years ended December 31, 2019, 2018 and 2017, respectively	10,586	(11,639)	6,768
Net loss on derivatives, net of income tax benefit of $(1,471), $(1,822) and $0 for the years ended December 31, 2019, 2018 and 2017, respectively	(4,809)	(5,955)	—
Comprehensive loss	(5,766)	(71,166)	(143,044)
Comprehensive income (loss) attributable to non-controlling interest	105	(6,137)	(2,118)
Total comprehensive loss attributable to WillScot	$(5,871)	$(65,029)	$(140,926)
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Changes in Equity
(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2016	14,546	$1	—	$—	$1,569,175	$(56,928)	$(1,489,117)	$23,131	$—	$23,131
Net loss	—	—	—	—	—	—	(147,702)	(147,702)	(2,110)	(149,812)
Other comprehensive income (loss)	—	—	—	—	—	6,768	—	6,768	(8)	6,760
Capital contribution	—	—	—	—	6,192	—	—	6,192	—	6,192
Stock-based compensation	—	—	—	—	2,970	—	—	2,970	—	2,970
Recapitalization transaction	70,099	7	8,024	1	543,589	663	—	544,260	51,049	595,309
Balance at December 31, 2017	84,645	8	8,024	1	2,121,926	(49,497)	(1,636,819)	435,619	48,931	484,550
Net loss	—	—	—	—	—	—	(49,040)	(49,040)	(4,532)	(53,572)
Other comprehensive loss	—	—	—	—	—	(15,989)	—	(15,989)	(1,605)	(17,594)
Adoption of ASU 2018-02	—	—	—	—	—	(2,540)	2,540	—	—	—
Stock-based compensation	—	—	—	—	3,439	—	—	3,439	—	3,439
Issuance of common stock and contribution of proceeds to WSII	9,200	1	—	—	131,460	—	—	131,461	7,574	139,035
Acquisition of ModSpace and the related financing transactions including stock and warrants	6,458	1	—	—	134,493	—	—	134,494	13,614	148,108
Common stock issued in warrant exchange	8,206	1	—		(1,770)	—	—	(1,769)	—	(1,769)
Balance at December 31, 2018	108,509	11	8,024	1	2,389,548	(68,026)	(1,683,319)	638,215	63,982	702,197
Net loss	—	—	—	—	—	—	(11,122)	(11,122)	(421)	(11,543)
Other comprehensive income	—	—	—	—	—	5,251	—	5,251	526	5,777
Adoption of ASC 606	—	—	—	—	—	—	345	345	—	345
Adoption of ASC 842	—	—	—	—	—	—	4,723	4,723	503	5,226
Issuance of common stock from the exercise of options and warrants	81	—	—	—	921	—	—	921	—	921
Stock-based compensation and issuance of common stock from vesting	229	—	—	—	6,032	—	—	6,032	—	6,032
Balance at December 31, 2019	108,819	$11	8,024	$1	$2,396,501	$(62,775)	$(1,689,373)	$644,365	$64,590	$708,955
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(11,543)	$(53,572)	$(149,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	189,436	136,467	107,876
Provision for doubtful accounts	14,496	7,656	5,062
Impairment losses on goodwill and intangibles	—	—	60,743
Impairment losses on long-lived assets	2,848	1,600	—
Impairment on right of use assets	4,160	—	—
Gain on sale of rental equipment and other property, plant and equipment	(11,660)	(12,878)	(9,310)
Interest receivable capitalized into notes due from affiliates	—	—	(3,915)
Amortization of debt discounts and debt issuance costs	11,450	7,652	21,887
Loss on extinguishment of debt	8,755	—	—
Stock-based compensation expense	6,686	3,439	2,970
Deferred income tax benefit	(2,624)	(40,192)	12,959
Unrealized currency (gains) losses	(745)	1,982	(26,342)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(63,648)	(36,452)	(20,563)
Inventories	869	(1,241)	682
Prepaid and other assets	8,237	8,416	(11,925)
Operating lease assets and liabilities	(438)	—	—
Accrued interest receivable	—	—	(7,725)
Accrued interest	(4,217)	17,526	(20,631)
Accounts payable and other accrued liabilities	4,865	(14,462)	39,771
Deferred revenue and customer deposits	15,639	11,208	(3,089)
Net cash provided by operating activities	172,566	37,149	(1,362)
Investing activities:
Acquisition of businesses	—	(1,083,146)	(237,148)
Proceeds from sale of rental equipment	42,101	30,761	28,041
Purchase of rental equipment and refurbishments	(205,106)	(160,883)	(111,701)
Lending on notes due from affiliates	—	—	(69,939)
Repayments on notes due from affiliates	—	—	2,151
Proceeds from the sale of property, plant and equipment	18,763	688	392
Purchase of property, plant and equipment	(8,340)	(4,622)	(4,446)
Net cash used in investing activities	(152,582)	(1,217,202)	(392,650)
Financing activities:
Receipts from issuance of common stock	921	147,201	571,778
Receipts from borrowings	552,230	1,212,629	1,155,651
Receipts on borrowings from notes due to affiliates	—	—	75,000
Payment of financing costs	(2,623)	(36,579)	(31,316)
Repayment of borrowings	(568,686)	(143,094)	(1,179,340)
Repayment of notes due to affiliates	—	—	(198,896)

Principal payments on capital lease obligations	(99)	(120)	(2,236)
Contribution from Algeco Group	—	—	6,192
Withholding taxes paid on behalf of employees on net settled stock-based awards	(654)	—	—
Payment of debt extinguishment premium costs	(7,152)	—	—
Net cash (used in) provided by financing activities	(26,063)	1,180,037	396,833
Effect of exchange rate changes on cash and cash equivalents	166	(211)	202
Net change in cash and cash equivalents	(5,913)	(227)	3,023
Cash and cash equivalents at the beginning of the period	8,958	9,185	6,162
Cash and cash equivalents at the end of the period	$3,045	$8,958	$9,185

Supplemental cash flow information:
Interest paid	$115,582	$51,986	$115,756
Income taxes paid (refunded), net	$(1,148)	$2,617	$(1,389)
Capital expenditures accrued or payable	$23,946	$20,785	$11,919
Non-cash settlements of notes due to/from affiliates and accrued interest	$—	$—	$216,278
Non-cash deemed dividend related to warrant exchange	$—	$2,135	$—
Non-cash acquisition of a business	$—	$148,108	$—
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
The Business Combination was accounted for as a reverse recapitalization in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. Although WillScot was the indirect acquirer of WSII for legal purposes, WSII was considered the acquirer for accounting and financial reporting purposes. As a result of WSII being the accounting acquirer, the financial reports filed with the US Securities and Exchange Commission (the "SEC") by the Company subsequent to the Business Combination are prepared “as if” WSII is the predecessor and legal successor to the Company. The historical operations of WSII are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of WSII prior to the Business Combination; (ii) the combined results of the Company and WSII following the Business Combination on November 29, 2017; (iii) the assets and liabilities of WSII at their historical cost; and (iv) WillScot’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of WSII in connection with the Business Combination is reflected retroactively to January 1, 2017 and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of WSII.
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

Trade Receivables and Allowance for Doubtful Accounts
Trade receivables primarily consist of amounts due from customers from the lease or sale of rental equipment and their delivery and installation. Trade accounts receivable are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the amount of losses expected to be incurred in the collection of these accounts. These estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, including specific accounts if deemed necessary and on historical collection experience. In accordance with the adoption of ASC 842, effective January 1, 2019, specifically identifiable operating lease receivables not deemed probable of collection are recorded as a reduction of revenue. The remaining provision for doubtful accounts is recorded as selling, general and administrative expenses. For the years ended December 31, 2018 and 2017, the entire provision for doubtful accounts is recorded as a selling, general and administrative expense. The Company reviews the adequacy of the allowance on a quarterly basis.
Activity in the allowance for doubtful accounts for the years ended December 31 was as follows:

(in thousands)	2019	2018	2017
Balance at beginning of year	$9,340	$4,845	$4,167
Provision for doubtful accounts(a)	14,496	7,656	4,715
Write-offs	(7,945)	(3,089)	(3,984)
Foreign currency translation and other	(63)	(72)	(53)
Balance at end of period	$15,828	$9,340	$4,845
(a) For the year ended December 31, 2019, the provision for doubtful accounts includes $10.0 million recorded as a reduction to revenue for the provision of specific receivables whose collection is not considered probable.
Concentration of Credit Risk
The Company’s trade accounts receivable subject the Company to potential concentrations of credit risk. The Company performs on-going credit evaluations of its customers. Receivables related to sales are generally secured by the product sold to the customer. The Company generally has the right to repossess its rental units in the event of non-payment of receivables relating to the Company’s leasing operations. The Company’s large number of customers in diverse geographic areas and end markets mitigates the concentration of credit risk. No single customer accounted for more than 1.5% and 1.2% of the Company’s receivables at December 31, 2019 and 2018, respectively. The Company’s top five customers accounted for 4.1% and 3.6% of the receivables at December 31, 2019 and 2018, respectively.
Inventories
Inventories consist of raw materials, parts and supplies, and work in process inventories. Inventories are measured at the lower of cost or net realizable value based on the weighted-average cost. The cost includes expenditures incurred in acquiring the inventories, production or conversion costs and other costs incurred in bringing them to their existing location and condition.
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers and value-added products and services (“VAPS”) which are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and betterments to rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are capitalized and depreciated over the lease term taking in consideration the residual value of the asset. Maintenance and repair costs are expensed as incurred.
Depreciation is generally computed using the straight-line method over estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space and portable storage units	10 – 20 years	20 – 50%
VAPS and other related rental equipment	2 – 8 years	—
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
Assets held for sale are initially measured at the lower of the carrying value or the fair value less cost to sell. Losses resulting from this measurement are recognized in the period in which the held for sale criteria are met while gains are not recognized until the date of sale. Once designated as held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value less cost to sell of long-lived assets held for sale at each reporting period until it no longer meets this classification.
Impairment of Long Lived Assets
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
Consistent with the provisions of ASU 2016-02, Leases (Topic 842) ("ASC 842"), the Company assesses whether any operating lease assets impairment exists in accordance with the measurement guidance in ASC 360, Property Plant and Equipment.
Goodwill and Goodwill Impairment
For acquired businesses, the Company records assets acquired and liabilities assumed at their estimated fair values on the respective acquisition dates. Based on these values, the excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Generally, reporting units are one level below the operating segment (the component level), if discrete financial information is prepared and regularly reviewed by segment management. Goodwill acquired in a business combination is assigned to each of the Company’s reporting units that are expected to benefit from the combination.
The Company performs its annual impairment test of goodwill as of October 1 at the reporting unit level, as well as during any reporting period in which events or changes in circumstances that, in management’s judgment, may constitute triggering events under ASC 350-20, Intangibles – Goodwill and Other, Testing Goodwill for Impairment. The Company uses an independent valuation specialist for its annual impairment tests to assist in the valuation.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, value of net operating losses, future economic and market conditions and determination of appropriate market comparables. Management bases fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates.
If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for the excess, not to exceed the amount of goodwill allocated to that reporting unit.
Intangible Assets Other than Goodwill
Intangible assets that are acquired by the Company and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. The Company’s indefinite-lived intangible asset consists of the Williams Scotsman trade name. The Company calculates fair value using a relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value.
Other intangible assets that have finite useful lives are measured at cost less accumulated amortization and impairment losses, if any. Amortization is recognized in profit or loss over the estimated useful lives of the intangible asset.
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
Debt Issuance Costs, Debt Discounts and Debt Premiums
Debt issuance costs and debt discounts, net of debt premiums, are recorded as direct deductions to the corresponding debt in long-term debt on the consolidated balance sheets. If no amounts are outstanding under the Company’s ABL credit agreement (the “ABL Facility”) as of a period end, the related debt issuance costs are recorded in other non-current assets in the consolidated balance sheets. Debt issuance costs and debt discounts, net of premiums, are deferred and amortized to interest expense over the term of the respective debt using the effective interest method or straight-line interest method as appropriate.
Retirement Benefit Obligation
The Company provides benefits to certain of its employees under defined contribution benefit plans. The Company’s contributions to these plans are generally based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis. For its US and Canada employees, the Company sponsors defined contribution benefit plans that have discretionary matching contribution and profit-sharing features. For the years ended December 31, 2019, 2018 and 2017, the Company made matching contributions of $5.4 million, $3.8 million and $2.7 million to these plans, respectively. In 2017, the employer contribution match on the US plan increased from a maximum of 2.5% to 4.5% of an employee’s base salary. The Company did not contribute under the profit-sharing feature during 2019, 2018 and 2017.
Stock-Based Compensation
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
On November 16, 2017, the Company’s shareholders approved a new long-term incentive award plan (the “Plan”). The Plan is administered by the Compensation Committee of WillScot's Board of Directors. Under the Plan, the Committee may grant an aggregate of 4,000,000 shares of Class A common stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units, and performance compensation awards and stock bonus awards. Stock-based payments including the grant of stock options, restricted stock units, and RSAs are subject to service-based vesting requirements, and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur.
Stock-based compensation expense includes grants of stock options, time-based restricted stock units ("Time-Based RSUs"), and market-based restricted stock units ("Market-Based RSUs", and together with the Time-Based RSUs, the "RSUs"), which are recognized in the financial statements based on their fair value, and stock-based payments to non-executive directors include grants of RSAs. Time-Based RSUs and RSAs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of WillScot's common stock on the grant date. Market-Based RSUs were valued based on a Monte Carlo simulation model to reflect the impact of the Market-Based RSU market condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for Market-Based RSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.
RSAs cliff vest in a one-year period. Time-Based RSUs vest ratably over a four-year period. Market-Based RSUs vest based on achievement of the relative total stockholder return ("TSR") of the Company's common stock as compared to the TSR of the constituents of the Russell 3000 Index at grant date over the three-year period performance period. The target number of Market-Based RSUs may be adjusted from 0% to 150% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 150% (for performance at or above the 75% percentile). Vesting is also subject to continued service requirements through the vesting date. Each Market-Based RSU represents a contingent right to receive one share upon vesting of the Company’s Class A common stock, or its cash equivalent.
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
Exchange rate adjustments resulting from transactions in foreign currencies (currencies other than the Company entities’ functional currencies) are remeasured to the respective functional currencies using exchange rates at the dates of the transactions and are recognized in currency (gains) losses on the consolidated statements of operations.
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
The Company records derivatives on the balance sheet at fair value within prepaid and other current assets and other assets (if in an unrealized gain position) or within accrued liabilities and other non-current liabilities (if in an unrealized loss position). If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the changes in the fair value of derivatives are recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to the cash flow hedges are reclassified to earnings within interest expense when the hedged item impacts earnings. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings within interest expense in the period that the change occurs. Cash flows from derivative instruments are presented within net cash provided by operating activities in the consolidated statements of cash flows. The Company assesses, both at the inception of the hedge and on an ongoing quarterly basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items.
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
Modular Leasing and Services Revenue
The majority of revenue is generated by rental income subject to the guidance of ASC 840, Leases ("ASC 840") in 2017 and 2018 and ASC 842 in 2019. The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 605, Revenue ("ASC 605"), in 2017 and 2018 and Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") in 2019.
Leasing Revenue

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
Rental equipment is leased primarily under operating leases and, from time to time, under sales-type lease arrangements. Operating lease minimum contractual terms generally range from 1 month to 60 months and averaged approximately 12 months across the Company's rental fleet for the year ended December 31, 2019. There were no material sales-type lease arrangements as of December 31, 2019.
The adoption of ASC 842 at January 1, 2019, did not have a significant impact on the recognition of leasing revenue. Per the requirements of ASC 842 the Company records changes in estimated collectibility, directly against leasing revenue.
Services Revenue
The Company generally has three non-lease service-related performance obligations in its contracts with customers:
•Delivery and installation of the modular or portable storage unit;
•Maintenance and other ad hoc services performed during the lease term; and
•Removal services that occur at the end of the lease term.
Consideration is allocated to each of these performance obligations within the contract based upon their estimated relative standalone selling prices using the estimated cost plus a margin approach. Revenue from these activities is recognized as the services are performed.
Sales Revenue
Sales revenue is generated by the sale of new and rental units. Revenue from the sale of new and rental units is generally recognized at a point in time upon the transfer of control to the customer, which occurs when the unit is delivered and installed in accordance with the contract. Sales transactions constitute a single performance obligation.
Other Matters
The Company's non-lease revenues do not include material amounts of variable consideration, other than the variability noted for services arrangements expected to be performed beyond a twelve month period.
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
Leases as Lessee
The Company leases real estate for certain of its branch offices, administrative offices and rental equipment storage properties, vehicles and equipment used in its rental and administrative operations. The Company determines if an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at inception of the lease, with classification affecting the pattern of expense recognition in the income statement. Short-term leases, defined as leases with an initial term of 12 months or less, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term.
The Company has leases that contain both lease and non-lease components and has elected, as an accounting policy, to not separate lease components and non-lease components. Right of use ("ROU") assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease liability is calculated as the present value of the remaining minimum rental payments for existing operating leases using either the rate implicit in the lease or, if none exists, the Company's incremental borrowing rate, as the discount rate. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's incremental borrowing rate is a hypothetical rate based on its understanding of what would be the Company's secured credit rating.

Variable lease payments are expensed in the period in which the obligation for those payments is incurred. Variable lease payments include payments for common area maintenance, real estate taxes, management fees and insurance.
Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless the Company is reasonably certain it will exercise the option. Many of these leases include one or more options to renew. Additionally, the Company’s leases do not generally include options to terminate the lease prior to the end of the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Advertising and Promotion
Advertising and promotion expense, which is expensed as incurred, was $4.0 million, $4.4 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Recently Issued and Adopted Accounting Standards
The Company qualified as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”) until December 31, 2019. Using exemptions provided under the JOBS Act, the Company elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer (as defined under section 2(a) of the Sarbanes-Oxley Act) was required to comply with such standards. WillScot ceased to be an EGC as of December 31, 2019, and as such, is required to comply with the standards and compliance dates for large accelerated filers.

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which prescribes that financial assets (or a group of financial assets) should be measured at amortized cost and presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The new standard is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the pronouncement on the statements, and intends to prospectively adopt this standard in the first quarter of 2020.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption, including the adoption in any interim period, is permitted for all entities. The Company is currently evaluating the potential impact of adoption of the pronouncement on its consolidated financial statements but does not expect the impact to be material.
Recently Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.
In May 2014, the FASB issued ASC 606. ASC 606, along with its subsequent related updates prescribe a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The core principle contemplated by this new standard was that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required.
On January 1, 2019, the Company adopted ASC 606 as well as subsequent updates using the modified retrospective transition approach to those contracts that were not completed as of January 1, 2019. The comparative financial statement information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the guidance did not have a material impact on the Company's consolidated balance sheet as of January 1, 2019. The Company's accounting for modular leasing revenue is primarily outside the scope of ASC 606 and is recorded under ASC 842 (defined below).
In February 2016, the FASB issued ASC 842. This guidance revises existing practice related to accounting for leases under ASC 840, for both lessees and lessors. ASC 842 requires that lessees recognize: a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) a ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASC 842 also requires that the seller recognize any gain or loss (based on the estimated fair value of the asset at the time of sale) when control of the asset is transferred instead of amortizing it over the lease period for qualifying sale-leaseback transactions.
At December 31, 2019, the Company became a large accelerated filer and no longer qualifies as an emerging growth company, at which point the Company was required to retrospectively adopt ASC 842, effective January 1, 2019. In connection with the adoption of ASC 842, the Company reversed the previous accounting for certain failed sale-leaseback transactions, and reduced property, plant and equipment by $31.0 million, reduced outstanding debt by $37.9 million, increased deferred tax liability by $1.8 million and increased January 1, 2019 equity by $5.2 million. The Company recognized lease liabilities and ROU assets of $138.5 million and $141.4 million as of January 1, 2019, primarily related to its real estate and equipment leases.
The adoption of ASC 842 at January 1, 2019, did not have a significant impact on the recognition of leasing revenue. Per the requirements of ASC 842 the Company records changes in estimated collectibility, directly against lease income. Such amounts were previously classified as selling, general and administrative expenses. For the year ended December 31, 2019 operating lease receivables not deemed probable of collection and recorded as a reduction of revenue totaled $10.0 million.
The Company elected the package of practical expedients permitted under the transition guidance within the new standard that allows it to not reassess: (a) whether any expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases and (c) initial direct costs for any expired or existing leases. Historical financial information was not updated and the financial disclosures required under ASC 842 are not provided for periods prior to January 1, 2019.

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
Under the Stock Purchase Agreement, WS Holdings purchased WSII for $1.1 billion, of which (A) $1.0215 billion was paid in cash and (B) the remaining $78.5 million was paid to the Sellers, on a pro rata basis, in the form of (i) 8,024,419 shares of common stock, par value $0.0001 per share of WS Holdings, which shares are exchangeable for shares of WillScot’s Class A common stock and (ii) 8,024,419 shares of WillScot’s Class B common stock, par value $0.0001 per share representing a non-economic voting interest in WillScot. The Class B common stock shares can only be held by the Sellers or their permitted transferee. Upon conversion or cancellation of any WS Holdings shares, the corresponding shares of Class B common stock of WillScot are automatically canceled for no consideration. The Class B common stock shares of WillScot have voting rights, but are not entitled to share in dividends or other distributions.
The shares of WillScot Class B common stock issued to the Sellers initially represented 10% of the issued and outstanding WS Holdings common stock at the date of the Business Combination, which is presented in the consolidated balance sheets and statement of changes in equity as a non-controlling interest. During the year ended December 31, 2018, the non-controlling interest was diluted to 9% as a result of common stock transactions detailed in Note 13. Further, the portion of net loss attributable to the non-controlling interest is separately stated on the consolidated statement of operations, net of tax. The non-controlling interest was 9% as of December 31, 2019.
The net proceeds from the Business Combination, as reported in the consolidated statements of cash flows for the year ended December 31, 2017 within the financing section are summarized below:

(in thousands)	Net proceeds
Cash in Double Eagle's Trust (net of redemptions)	$288,381
Cash from private placement of common stock to TDR Capital affiliate	418,261
Gross cash received by WillScot from Business Combination	706,642
Less: purchase of WSII's outstanding equity	(125,676)
Less: fees to underwriters	(9,188)
Net cash received by WillScot in connection with the Business Combination and related financing transactions	$571,778
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
The number of shares of Class A and Class B common stock of WillScot issued and outstanding immediately following the consummation of the Business Combination is summarized as follows:

	Number of Shares of Class A Common Stock of WillScot	Number of Shares of Class B Common Stock of WillScot
Double Eagle public shares outstanding prior to the Business Combination	49,704,329	—
Less: Redemption of Double Eagle public shares	21,128,456	—
Plus: Conversion of Double Eagle Class B shares to Double Eagle Class A shares(a)	12,500,000	—
Total Double Eagle shares outstanding immediately prior to the effective date of the Business Combination	41,075,873	—
Class B shares issued as part of consideration for WSII purchase	—	8,024,419
Common shares issued through private placement to TDR Capital affiliate	43,568,901	—
Total shares of common stock of WillScot outstanding at closing, November 29, 2017	84,644,774	8,024,419
(a) 12,425,000 of the converted Class B ordinary shares were placed into escrow as of the Business Combination date and were subject to the earnout arrangement. All of the escrowed shares were released to shareholders in 2018.
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
The fair value of Target and Chard were determined using the using the income approach. The estimate of fair value required the Company to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of reporting units and the markets in which they operate. The Company used discount rates of 16.0% and 14.5% and terminal growth rates of 3.0% and 3.0% to calculate the present value of estimated future cash flows for Chard and Target, respectively. The fair value of the notes due from affiliates and other intercompany amounts was primarily calculated using the pricing of the Algeco Group’s publicly traded senior notes assuming that the credit quality of each obligor was equal to that of its parent. The estimate is representative of a Level 2 fair value measurement.
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

Acton and Tyson Acquisitions
On December 20, 2017, the Company acquired 100% of the issued and outstanding ownership interests of Acton Mobile Holdings LLC (“Acton”) for a cash purchase price of $237.1 million. Additionally, on January 3, 2018, the Company acquired all of the issued and outstanding membership interests of Onsite Space LLC (d/b/a Tyson Onsite (“Tyson”) for $24.0 million in cash consideration, net of cash acquired. The purchase price allocations for both the Acton and Tyson acquisitions were subject to certain adjustments, which were both finalized in the fourth quarter of 2018. The offsets of these adjustments were recorded to goodwill as detailed in Note 10. Pro forma results for Acton are presented in the aggregate with the ModSpace acquisition below.
ModSpace Acquisition
On August 15, 2018, the Company acquired Modular Space Holdings, Inc. ("ModSpace"), a privately-owned national provider of office trailers, portable storage units and modular buildings. The acquisition was consummated by merging a special purpose subsidiary of the Company with and into ModSpace, with ModSpace surviving the merger as a subsidiary of WSII.
Purchase Price
The aggregate purchase price for ModSpace was $1.2 billion and consisted of (i) $1.1 billion in cash, (ii) 6,458,229 shares of WillScot's Class A common stock (the "Stock Consideration") with a fair market value of $95.8 million, (iii) warrants to purchase an aggregate of 10,000,000 shares of WillScot’s Class A common stock at an exercise price of $15.50 per share (the "2018 Warrants") with a fair market value of $52.3 million, and (iv) a working capital adjustment of $4.7 million.
The acquisition was funded by the net proceeds of WillScot's issuance of 9,200,000 shares of Class A common stock (see Note 13), the net proceeds of WSII’s issuance of $300.0 million in senior secured notes and $200.0 million in senior unsecured notes (see Note 12), and borrowings under the ABL Facility (see Note 12).
As of the date of acquisition, the fair market values of the Stock Consideration and 2018 Warrants were $14.83 per share and $5.23 per warrant, respectively, with the warrant values determined using a Black-Scholes valuation model. The fair market value of the Class A shares was determined utilizing the $15.78 per share closing price of the Company's shares on August 15, 2018, discounted by 6.0%, to reflect a lack of marketability based on the lock-up restrictions contemplated by the merger agreement.
The estimated fair values of the Stock Consideration and 2018 Warrants are Level 3 fair value measurements, as defined in Note 16. The fair value of each share and warrant was estimated using the Black-Scholes model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate, the average expected term of the lock-up period on the shares, and the weighted average expected term of the warrants. The volatility assumption used in the Black-Scholes model is derived from the historical daily change in the market price of the Company's common stock, as well as the historical daily changes in the market price of its peer group, based on weighting, as determined by the Company, and over a time period equivalent to the lock-up restriction (for the shares) and the warrant term. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has never declared or paid a cash dividend on common shares.
The following table summarizes the key inputs utilized to determine the fair value of the Stock Consideration and 2018 Warrants included within the purchase price of ModSpace.

	Stock Consideration fair value inputs	2018 Warrants fair value inputs
Expected volatility	28.6%	35.0%
Risk-free rate of interest	2.2%	2.7%
Dividend Yield	—%	—%
Expected life (years)	0.5	4.3

Opening Balance Sheet
The purchase price of ModSpace was assigned to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition, August 15, 2018. The Company recorded the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, contributory asset charges, and estimates made by management. The following table summarizes the August 15, 2018 preliminary fair values of the assets acquired and liabilities assumed at December 31, 2018 and adjustments made between these preliminary balances and the final recorded fair value.

(in thousands)	Preliminary Balance	Adjustments	Final Balance August 15, 2018
Trade receivables, net(a)	$81,320	$(8,175)	$73,145
Prepaid expenses and other current assets	17,342	965	18,307
Inventories	4,757	—	4,757
Rental equipment	853,986	(1,210)	852,776
Property, plant and equipment(b)	110,413	27,248	137,661
Intangible assets
Favorable leases	3,976	—	3,976
Trade name	3,000	—	3,000
Deferred tax assets, net	$1,855	$(1,855)	$—
Total identifiable assets acquired	$1,076,649	$16,973	$1,093,622

Accrued liabilities	$31,551	$1,936	$33,487
Accounts payable	37,678	421	38,099
Deferred revenue and customer deposits	15,938	—	15,938
Deferred tax liabilities	—	1,154	1,154
Total liabilities assumed	$85,167	$3,511	$88,678

Total goodwill(c)	$215,764	$(13,462)	$202,302
(a) As of the acquisition date, the fair value of accounts receivable was $73.1 million and the gross contractual amount was $89.0 million. The Company analyzed information available at the time of acquisition in estimating uncollectible receivables and the fair value of remaining receivables. The Company's analysis, as of the acquisition date, included an assessment of the risk of collectibility of receivables by analyzing historical payment trends, the status of collection efforts, and any other pertinent customer specific information that existed as of the acquisition date.
(b) Upon completion of the valuation analysis, the Company recorded a net increase in property, plant and equipment of $27.2 million related to the finalization of our valuations of acquired land. The fair value of acquired land was determined using valuations from third party specialists which were based on sales prices for comparable assets at the date of acquisition.
(c) The goodwill is reflective of ModSpace’s going concern value and operational synergies that the Company expects to achieve that would not be available to other market participants. A portion of the goodwill from the ModSpace acquisition is deductible for income tax purposes.

Pro Forma Information
The unaudited pro forma information below has been prepared using the purchase method of accounting, giving effect to the Acton and ModSpace acquisitions as if they had been completed on January 1, 2017. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition.

(unaudited, in thousands)	Year Ended December 31, 2018(a)		Year Ended December 31, 2017(a)
WillScot revenues	$751,412		$445,942	(b)
Acton and ModSpace revenues	312,609		537,393	(c)
Pro forma revenues	$1,064,021		$983,335

WillScot loss from operations before income tax	$(92,172)		$(165,398)	(d)
Acton and ModSpace loss from operations before income tax	(7,457)		(111,319)	(c)
Loss from operations before income tax before pro forma adjustments	(99,629)		(276,717)
Pro forma adjustments to combined loss from operations before income tax:
Impact of fair value adjustments/useful life changes on depreciation	10,135		13,557	(e)
Intangible asset amortization	(625)	(f)	(1,708)	(f)
Interest expense	(41,178)	(g)	(75,031)	(h)
Elimination of Acton and ModSpace interest	20,279	(i)	45,461	(i)
Pro forma loss from operations before income tax	(111,018)	(j)	(294,438)
Income tax benefit	(43,462)	(k)	(34,228)	(k)
Income from discontinued operations	—		14,650
Pro forma net loss	$(67,556)		$(245,560)
(a) Pro forma results for the year ended December 31, 2017 reflects both Acton and ModSpace historical activity. Pro forma results for the year ended December 31, 2018 include ModSpace historical activity, but do not reflect any adjustments for Acton, as they were included in WillScot results for the entire year. Post-acquisition ModSpace and Acton revenues and pre-tax income are reflected in WillScot's historical revenue and pre-tax income amounts.
(b) Excludes historical revenues and pre-tax income from discontinued operations.
(c) Historical Acton revenues were $93.9 million and historical ModSpace revenues were $443.5 million, respectively, for the year ended December 31, 2017. Historical Acton pre-tax loss was $3.2 million and historical ModSpace pre-tax loss was $108.1 million, respectively, for the year ended December 31, 2017.
(d) Excludes historical revenues and pre-tax income from discontinued operations. Includes historical Corporate and other selling, general and administrative ("SG&A") expenses related to Algeco Group costs, which were $45.1 million for the year ended December 31, 2017.
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
(f) Amortization of the trade names acquired. A value of $0.7 million was assigned to the Acton tradename, which was amortized over one year. The ModSpace tradename was assigned a value of $3.0 million and a life of three years.
(g) In connection with the ModSpace acquisition, the Company drew an incremental $419.0 million on the ABL Facility (see Note 12) and issued $300.0 million of 2023 Secured Notes and $200.0 million of Unsecured Notes (see Note 12). An interest rate of 6.54% was used to calculate pro forma interest expense as a result of the ModSpace acquisition, which represents the weighted-average interest rate for the aforementioned borrowings at December 31, 2018. Interest expense includes amortization of related deferred financing fees on debt incurred in conjunction with the ModSpace acquisition.
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
(i) Interest on Acton and ModSpace historical debt was eliminated. Historical Acton interest was $5.1 million and historical ModSpace interest was $40.4 million, respectively, for the year ended December 31, 2017.
(j) Pro forma loss from operations before income taxes includes $15.5 million of restructuring expense, $30.0 million of integration costs, and $20.1 million of transaction costs incurred by WillScot for the year ended December 31, 2018. Additionally, pro forma pre-tax loss for the year ended December 31, 2018 also includes $20.5 million of interest expense associated with bridge financing fees incurred in connection with the acquisition of ModSpace.
(k) As the combined pro forma company was in a tax loss position in 2018 and 2017, all pro forma adjustments for US tax effects are at the federal and state US statutory tax rate of 25.8% since the adjustments represent future deductible or taxable temporary differences.
Transaction and Integration Costs
The Company incurred $26.6 million in integration costs within SG&A expenses for the year ended December 31, 2019 related to the ModSpace acquisition. The Company incurred $30.0 million in integration costs related to the acquisitions of ModSpace, Acton and Tyson in 2018.
The Company incurred $20.1 million in transaction costs during the year ended December 31, 2018 related to the ModSpace acquisition.

NOTE 3 - Discontinued Operations
WSII’s Remote Accommodations Business was transferred to another entity included in the Algeco Group prior to the Business Combination in 2017. Accordingly, the Remote Accommodations segment has been reported as discontinued operations in the condensed consolidated statements of operations for the year ended December 31, 2017.
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
Remote Accommodations Business revenue pertained entirely to the Remote Accommodations segment (see Note 20). There were no revenues or costs related to the Remote Accommodations segment for the year ended December 31, 2019 or 2018. Revenues and costs related to the Remote Accommodations Business for the period ended November 28, 2017 were as follows:

(in thousands)	Period Ended November 28, 2017
Remote accommodations revenue:
Lease revenue	$53,571
Service revenue	67,282
Total remote accommodations revenue	$120,853

Remote accommodation costs:
Cost of leases	$7,837
Cost of services	46,134
Total remote accommodations costs	$53,971
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
Depreciation was generally computed using the straight-line method over estimated useful life, as follows:

	Estimated Useful Life	Residual Value
Remote accommodations	15 years	0 - 25%

Results from Discontinued Operations
Income from discontinued operations, net of tax, for the period ended November 28, 2017 was as follows:

(in thousands)	Period Ended November 28, 2017
Remote accommodations revenue	$120,853
Rental unit sales	1,522
Remote accommodations costs of leasing and services	53,971
Rental unit cost of sales	901
Depreciation of rental equipment	21,995
Gross profit	45,508
Selling, general and administrative expenses	11,513
Other depreciation and amortization	4,589
Restructuring costs	1,714
Other income	(52)
Operating profit	27,744
Interest expense	2,444
Income from discontinued operations, before income tax	25,300
Income tax expense	10,650
Income from discontinued operations, net of tax	$14,650
Cash flows from the Company’s discontinued operations are included in the consolidated statements of cash flows for the years ended December 31, 2017. The significant cash flow items from discontinued operations for the years ended December 31, 2017 were as follows:

(in thousands)	2017
Depreciation and amortization	$26,584
Capital expenditures	$9,890

NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the years ended December 31 as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
US	$966,766	$685,350	$396,039
Canada	80,514	50,144	36,357
Mexico	16,385	15,918	13,546
Total revenues	$1,063,665	$751,412	$445,942
Major Product and Service Lines
Modular leasing is the Company’s core business, which significantly impacts the nature, timing, and uncertainty of the Company’s revenue and cash flows. This includes rental of both modular space and portable storage units along with VAPS, which include furniture, steps, ramps, basic appliances, internet connectivity devices, and other items used by customers in connection with the Company's products. Modular leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services, and removal services at the end of lease transactions.

The Company’s revenue by major product and service line for the years ended December 31 was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Modular space leasing revenue	$516,299	$360,240	$206,556
Portable storage leasing revenue	24,277	21,682	17,480
VAPS(a)	159,327	104,870	59,088
Other leasing-related revenue(b)	44,282	31,443	14,697
Modular leasing revenue	744,185	518,235	297,821
Modular delivery and installation revenue	220,057	154,557	89,850
Total leasing and services revenue	964,242	672,792	387,671
New unit sales revenue	59,085	53,603	36,371
Rental unit sales revenue	40,338	25,017	21,900
Total revenues	$1,063,665	$751,412	$445,942
(a) Includes $15.9 million, $10.8 million and $8.4 million of VAPS service revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
(b) Primarily damage billings, delinquent payment charges, and other processing fees.
Modular Leasing and Services Revenue
The majority of revenue (68%, 68% and 65% for the years ended December 31, 2019, 2018 and 2017, respectively) is generated by lease income subject to the guidance of ASC 840, or ASC 842 for periods after January 1, 2019. The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 605, or ASC 606 for periods after January 1, 2019.
Future committed modular leasing revenues under non-cancelable operating leases with the Company’s customers at December 31, 2019 for the years ended December 31, 2020 - 2024 and thereafter were as follows:

(in thousands)	Operating Leases
2020	$215,084
2021	73,135
2022	28,913
2023	11,727
2024	4,160
Thereafter	2,772
Total	$335,791
Receivables, Contract Assets and Liabilities
As reflected above, approximately 68% of the Company's rental revenue is generated by lease income subject to the guidance of ASC 840, or ASC 842 for periods after January 1, 2019. The customers that are responsible for the remaining revenue that is accounted for under ASC 606 (and ASC 605 prior to 2019) are generally the same customers that rent the Company's equipment. The Company manages credit risk associated with its accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for doubtful accounts address the Company's total revenues.
Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end user markets. The Company's top five customers with the largest open receivables balances represented 4.1% of the total receivables balance as of December 31, 2019. The Company manages credit risk through credit approvals, credit limits, and other monitoring procedures.
The Company's allowance for doubtful accounts reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are based upon a review of outstanding receivables, the related aging, including specific accounts if deemed necessary, and on our historical collection experience. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and on historical collection experience. The Company's estimates reflect changing circumstances, including changes in the economy or in the particular circumstances of individual customers, and as a result, the Company may be required to increase or decrease its allowance. During the years ended December 31, 2019, 2018 and 2017, the Company recognized bad debt expense of $4.5 million, $7.7 million and $4.7 million, respectively, within SG&A in its consolidated statements of income, which included changes in its allowances for doubtful accounts. In accordance with the collectibility provisions of ASC 842, the Company has recorded $10.0 million as a reduction of revenue in 2019 that would have been recorded as bad debt expense prior to the adoption of ASC 842.
When customers are billed in advance, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. As of January 1, 2019 and upon the implementation of ASC 606, the Company had approximately $32.1 million of deferred revenue that relates to removal services for lease transactions and advance billings for sale transactions, which are within the scope of ASC 606. As of December 31, 2019, the Company had approximately $42.6 million of deferred revenue relating to these services, which are included in deferred revenue and customer deposits in the consolidated balance sheets. During the year ended December 31, 2019, $14.0 million of deferred revenue at January 1, 2019, relating to removal services for lease transactions and advance billings for sale transactions was recognized as revenue.
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
The primary costs to obtain contracts for new and rental unit sales with the Company's customers are commissions. The Company pays its sales force commissions on the sale of new and rental units. For new and rental unit sales, the period benefited by each commission is less than one year. As a result, the Company has applied the practical expedient for incremental costs of obtaining a sales contract and will expense commissions as incurred.

NOTE 5 - Leases
As discussed in Note 1, at December 31, 2019, the Company retrospectively adopted ASC 842, effective January 1, 2019. As a result of the retrospective adoption to January 1, 2019, the Company recast the unaudited quarterly results as shown in Note 22.
As of December 31, 2019, the undiscounted future lease payments for operating lease liabilities were as follows:

(in thousands)
2020	$37,648
2021	33,903
2022	27,769
2023	21,926
2024	16,685
Thereafter	47,916
Total lease payments	185,847
Less: interest	(38,285)
Present value of lease liabilities	$147,562
As of December 31, 2018, under the prior lease guidance of ASC 840, the undiscounted future lease payments for operating leases were as follows:

(in thousands)
2019	$38,876
2020	29,797
2021	24,627
2022	18,879
2023	13,467
Thereafter	25,055
Total lease payments	$150,701

The Company’s lease activity during the year December 31, 2019 was as follows:

Financial Statement Line	(in thousands)
Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$6,737
Selling, general and administrative	34,058
Lease impairment expense and other related charges	2,611
Short-term lease expense
Cost of leasing and services	29,729
Selling, general and administrative	2,071
Variable lease expense
Cost of leasing and services	3,787
Selling, general and administrative	4,231
Total operating lease expense	$83,224
During the year ended December 31, 2019, the Company initiated certain restructuring plans associated with the ModSpace acquisition in order to capture operating synergies as a result of integrating ModSpace into WillScot. The restructuring activities primarily include the termination of leases for duplicative branches, equipment and corporate facilities. As part of this plan, certain of its leased locations were vacated and leases were terminated or impaired. The Company recorded $8.7 million in lease impairment expense and other related charges which is comprised of $4.2 million in ROU asset impairment on four leased locations no longer used in operations, $1.9 million loss on lease exit and $2.6 million in closed location rent expense.
Rent expense included in the consolidated statement of operations was $31.0 million and $22.0 million for the years ended December 31, 2018 and 2017, respectively.
Supplemental cash flow information related to operating leases for the year ended December 31, 2019 was as follows:

Supplemental Cash Flow Information:	(in thousands)
Cash paid for the amounts included in the measurement of lease liabilities	$42,111
Right of use assets obtained in exchange for lease obligations	$43,013
Weighted-average remaining operating lease term and the weighted average discount rate as of December 31, 2019 were as follows:

Lease Terms and Discount Rates:
Weighted-average remaining lease term	6.51 years
Weighted-average discount rate	7.0%
The Company presents information related to leasing revenues in Note 4 – Revenue.

NOTE 6 - Inventories
Inventories at December 31, consisted of the following:

(in thousands)	2019	2018
Raw materials and consumables	$15,387	$16,022
Work in process	—	196
Total inventories	$15,387	$16,218

NOTE 7 - Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at December 31 consisted of the following:

(in thousands)	2019	2018
Prepaid expenses	$5,726	$9,200
Other current assets	8,895	12,506
Receivables due from affiliates	—	122
Total prepaid expenses and other current assets	$14,621	$21,828

NOTE 8 - Rental Equipment, net
Rental equipment, net at December 31 consisted of the following:

(in thousands)	2019	2018
Modular units and portable storage	$2,455,471	$2,333,776
Value-added products	121,855	90,526
Total rental equipment	2,577,326	2,424,302
Less: accumulated depreciation	(632,890)	(495,012)
Rental equipment, net	$1,944,436	$1,929,290

NOTE 9 – Property, Plant and Equipment, net
Property, plant and equipment, net at December 31 consisted of the following:

(in thousands)	2019	2018
Land, buildings and leasehold improvements	$139,861	$185,870
Manufacturing and office equipment	62,169	58,481
Software and other	27,342	29,632
Total other property, plant and equipment	229,372	273,983
Less: accumulated depreciation	(81,683)	(90,233)
Property, plant and equipment, net	$147,689	$183,750
Depreciation expense related to property, plant and equipment was $11.4 million, $12.2 million and $8.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2018, the gross cost of property, plant and equipment assets under capital leases was $0.8 million, with related accumulated depreciation of $0.7 million. The depreciation expense for these assets is presented in other depreciation and amortization in the consolidated statement of operations.
As more fully disclosed in Note 1, the Company had previously entered into various sale-leaseback transactions associated with several of its branches in North America. In connection with the adoption of ASC 842 as of January 1, 2019, the Company reversed the previous accounting and reduced property, plant and equipment by $31.0 million.
Assets Held for Sale
During the year ended December 31, 2019, the Company closed eleven owned branch facilities and reclassified them from property, plant and equipment to assets held for sale and recorded an impairment of $2.9 million in impairment losses on long-lived assets. The Company sold nine held for sale properties for net cash proceeds of $18.5 million during the year ended December 31, 2019.
During the year ended December 31, 2018, the Company reclassified three branch facilities from property, plant and equipment to assets held for sale and recognized an impairment charge of $1.6 million in impairment losses on long-lived assets.
The fair value of the assets held for sale is a Level 2 fair value measure and was calculated using current sales prices for comparable assets in the market.

NOTE 10 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

	Modular – US	Modular – Other North America	Total
Balance at December 31, 2017	$28,609	$—	$28,609
Acquisition of businesses	183,711	35,128	218,839
Changes to preliminary purchase price accounting	944	—	944
Effects of movements in foreign exchange rates	—	(1,375)	(1,375)
Balance at December 31, 2018	213,264	33,753	247,017
Changes to preliminary purchase price accounting	(9,331)	(4,148)	(13,479)
Effects of movements in foreign exchange rates	—	1,639	1,639
Balance at December 31, 2019	$203,933	$31,244	$235,177
The Company acquired ModSpace in August 2018 and finalized the valuation of the acquired net assets in the third quarter of 2019. The acquisition of ModSpace resulted in the recognition of $171.3 million of goodwill in the Modular - US segment (as defined in Note 20) which is non-deductible for income tax purposes, and $31.0 million of goodwill in the Modular - Other North America segment (as defined in Note 20), a portion of which is deductible for income tax purposes.
The Company acquired Tyson in January 2018 and Acton in December 2017, and finalized the valuation of the acquired net assets of both Tyson and Acton in the fourth quarter of 2018. The acquisition of Tyson and Acton resulted in the recognition of $3.1 million and $29.5 million of goodwill in the Modular - US segment (as defined in Note 20).
The Company conducted its annual goodwill impairment test by performing a quantitative assessment as of October 1, 2019. After conducting an analysis of the fair value of each reporting unit as of October 1, 2019, the Company determined that there was no impairment of goodwill identified as a result of the annual impairment analysis.
During the fourth quarter of 2017, the Company recognized a goodwill impairment charge of $60.7 million, equal to the difference between the carrying value and estimated fair value of the Canadian reporting unit. The impairment was primarily driven by a longer expected recovery period in the estimated future cash flows for the reporting unit, specifically as it related to customers in the oil and gas industry.
Accumulated goodwill impairment losses were $792.8 million as of December 31, 2019, 2018 and 2017. The $792.8 million of accumulated impairment losses as of December 31, 2019 includes: $726.5 million of losses pertaining to the Modular - US segment and $66.3 million of losses pertaining to the Modular - Other North America segment, respectively.
Intangibles
Intangible assets other than goodwill at December 31, consisted of the following:

	December 31, 2019
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
ModSpace trade name	1.7	$3,000	$(1,375)	$1,625
Total intangible assets subject to amortization		3,000	(1,375)	1,625

Indefinite-lived intangible assets:
Trade names		125,000	—	125,000
Total intangible assets other than goodwill		$128,000	$(1,375)	$126,625

	December 31, 2018
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Favorable lease rights(a)	6.7	$4,523	$(347)	$4,176
ModSpace trade name	2.7	3,000	(375)	2,625
Total intangible assets subject to amortization		7,523	(722)	6,801

Indefinite-lived intangible assets:
Trade names		125,000	—	125,000
Total intangible assets other than goodwill		$132,523	$(722)	$131,801
(a) Following the adoption of ASC 842 as of January 1, 2019, favorable lease assets were combined with ROU assets and the favorable lease assets remaining at the end of 2018 were reclassified to operating lease assets.
In the ModSpace acquisition, the Company allocated $3.0 million and $4.0 million to definite-lived intangible assets, related to the ModSpace trade name and favorable lease rights. The Company allocated $3.9 million and $0.1 million of the favorable lease rights to the Modular - US segment and Modular - Other North America segment, defined in Note 20, respectively. At the time of the acquisition, management estimated that the ModSpace trade name had an estimated useful life of three years and the favorable lease assets were amortized over the life of the leases.
For the year ended December 31, 2019, the aggregate amount recorded to depreciation and amortization expense for intangible assets subject to amortization, was $1.0 million. For the year ended December 31, 2018, the aggregate amortization expense for intangible assets subject to amortization was $1.4 million, of which $1.1 million was recorded in depreciation and amortization expense, and $0.3 million related to the favorable lease rights was recorded in SG&A.
As of December 31, 2019, the expected future amortization expense for intangible assets was $1.6 million, consisting of $1.0 million in 2020 and $0.6 million in 2021.

NOTE 11 - Deferred Revenue and Customer Deposits
Deferred revenue and customer deposits at December 31 consisted of the following:

(in thousands)	2019	2018
Current:
Deferred revenue	$81,303	$68,398
Customer deposits	1,675	3,380
Total current deferred revenue and customer deposits	$82,978	$71,778

Long-term:
Deferred revenue	$12,342	$7,723
Total long-term deferred revenue and customer deposits	$12,342	$7,723

NOTE 12 - Debt
The carrying value of debt outstanding at December 31 consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	2019	2018
2022 Secured Notes	7.875%	2022	$264,576	$292,258
2023 Secured Notes	6.875%	2023	482,768	293,918
Unsecured Notes	10.00%	2023	—	198,931
US ABL Facility	Varies	2022	885,245	853,409
Canadian ABL Facility(a)	Varies	2022	—	—
Capital lease and other financing obligations(b)			—	37,983
Total debt			1,632,589	1,676,499
Less: current portion of long-term debt			—	(1,959)
Total long-term debt			$1,632,589	$1,674,540
(a) As of December 31, 2019, the Company had no outstanding principal borrowings on the Canadian ABL Facility and $2.1 million of related debt issuance costs. No related debt issuance costs were recorded as a direct offset against the principal of the Canadian ABL Facility and the remaining $2.1 million, in excess of principal, has been included in other non-current assets on the consolidated balance sheet. As of December 31, 2018, the Company had $0.9 million of outstanding principal borrowings on the Canadian ABL Facility and $2.9 million of related debt issuance costs. $0.9 million of the related debt issuance costs are recorded as a direct offset against the principal of the Canadian ABL Facility and the remaining $2.0 million, in excess of principal, has been included in other non-current assets on the condensed consolidated balance sheet.
(b) In connection with the adoption of ASC 842, the capital leases and financing obligations and associated deferred financing costs that related to the failed sale leaseback transactions were reversed. At December 31, 2019, the Company has no remaining capital leases and other financing obligations.
There are aggregate annual principal maturities of debt of $1,173.0 million in 2022 and of $490.0 million in 2023. There are no aggregate annual principal maturities of debt in 2020, 2021, 2024 or thereafter.
The Company has debt discounts, net of premiums, and debt issuance costs recorded as offsets against the carrying value of the related debt.
These debt costs will be amortized and included as part of interest expense over the remaining contractual terms of those debt instruments for each of the next five years as follows:

(in thousands)	Debt discount and debt issuance cost amortization
2020	$11,677
2021	11,982
2022	7,435
2023	1,403
2024 and thereafter	—
Former Algeco Group Revolver
Prior to the Business Combination, WSII depended on the Algeco Group for financing, which centrally managed all cash management. The Algeco Group maintained a multicurrency asset-based revolving credit facility (the “Algeco Group Revolver”).
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

Interest expense of $29.2 million related to the Algeco Group Revolver was included in the interest expense for the year ended December 31, 2017.
ABL Facility
On November 29, 2017, WS Holdings, WSII and certain of its subsidiaries entered into the ABL Facility that provided a senior secured revolving credit facility in the initial aggregate principal amount of up to $600.0 million.
For accounting purposes, the ABL Facility is treated as a modification of the Amended Algeco Group Revolver. Certain of the lenders under the Amended Algeco Group Revolver are also lenders under the ABL Facility. As the borrowing capacity of each of the continuing lenders in the ABL Facility was greater than the borrowing capacity of the Amended Algeco Group Revolver, any unamortized debt issuance costs of continuing lenders were deferred and amortized through the maturity date of the ABL Facility. The amount of unamortized debt issuance costs pertaining to continuing ABL lenders was $3.5 million as of the date of the modification. Any debt issuance costs from the Amended Algeco Group Revolver that pertain to non-continuing lenders were expensed through interest expense on the consolidated statement of operations as of the modification date. The Company recognized a charge of $2.8 million in interest expense related to the write-off of debt issuance costs pertaining to non-continuing lenders for the year ended December 31, 2017. As a result of entering into the ABL Facility, the Company incurred debt issuance and discounts costs of $11.2 million that are deferred and amortized through the maturity date of the ABL Facility
In July and August 2018, the Company entered into three amendments (the "ABL Amendments") to the ABL Facility that, among other things, (i) permitted the ModSpace acquisition and the Company’s financing thereof, (ii) increased the ABL Facility limit to $1.425 billion in the aggregate, with an accordion feature allowing up to $1.8 billion of capacity, and (iii) increased certain thresholds, basket sizes and default and notice triggers to account for the Company’s increased scale following the ModSpace acquisition.
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
Borrowings under the ABL Facility, at the Borrower’s option, bear interest at an adjusted LIBOR or base rate, in each case plus an applicable margin. The initial applicable margin was 2.50% for LIBOR borrowings and 1.50% for base rate borrowings. Commencing on March 31, 2018, the applicable margins were subject to one step-down of 0.25% or one step-up of 0.25%, based on excess availability levels with respect to the ABL Facility. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of between 0.375% and 0.5% per annum. At December 31, 2019, the weighted average interest rate for borrowings under the ABL Facility was 4.51%. The weighted average interest rate on the balance outstanding as of year end, as adjusted for the effects of the interest rate swap agreements was 5.10%. Refer to Note 15 for a more detailed discussion on interest rate management.
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
The US Borrowing Base is, at any time of determination, an amount equal to the sum of:
◦85% of the net book value of the US Borrowers’ eligible accounts receivable, plus
◦the lesser of (i) 95% of the net book value of the US Borrowers’ eligible rental equipment and (ii) 85% of the net orderly liquidation value of the US Borrowers’ eligible rental equipment, minus
◦customary reserves.
The Canadian Borrowing Base is, at any time of determination, an amount equal to the sum of:
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
At December 31, 2019, the Line Cap was $1.425 billion and the Borrowers had $509.1 million of available borrowing capacity under the ABL Facility, including $369.3 million under the US ABL Facility and $139.8 million under the Canadian ABL Facility.
Borrowing capacity under the US ABL Facility is made available for up to $75.0 million of letters of credit and up to $75.0 million of swingline loans, and borrowing capacity under the Canadian ABL Facility is made available for up to $60.0 million of letters of credit, and $50.0 million of swingline loans. At December 31, 2019, letters of credit and bank guarantees carried fees of 2.875%. The Company had issued $12.7 million and $13.0 million of standby letters of credit under the ABL Facility at December 31, 2019 and December 31, 2018, respectively.
The obligations of the US Borrowers are unconditionally guaranteed by WS Holdings and each existing and subsequently acquired or organized direct or indirect wholly-owned US organized restricted subsidiary of WS Holdings, other than excluded subsidiaries (together with WS Holdings, the "US Guarantors"). The obligations of the Canadian Borrowers are unconditionally guaranteed by the US Borrowers and the US Guarantors, and each existing and subsequently acquired or organized direct or indirect wholly-owned Canadian organized restricted subsidiary of WS Holdings other than certain excluded subsidiaries.
The Company had $903.0 million and $879.4 million in outstanding principal under the ABL Facility at December 31, 2019 and December 31, 2018, respectively.
Debt issuance costs and discounts of $17.8 million and $26.0 million are included in the carrying value of the ABL Facility at December 31, 2019 and December 31, 2018, respectively.
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
Prior to December 15, 2019, WSII was able to redeem the 2022 Secured Notes at a redemption price equal to 100% of the principal amount thereof, plus a customary make whole premium for the 2022 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date. On December 13, 2019, the Company completed a partial redemption of $30.0 million of the 2022 Secured Notes at a redemption price of 103% using proceeds from its ABL Facility. Following the redemption, $270.0 million of 2022 Secured Notes were outstanding as of December 31, 2019. The Company recorded a loss on extinguishment of debt of $1.5 million, which included $0.9 million of an early redemption premium and $0.6 million related to the write-off of unamortized deferred financing fees.
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
As of December 31, 2019 and 2018, unamortized debt issuance costs pertaining to the 2022 Secured Notes were $5.4 million and $7.7 million, respectively.
2023 Senior Secured Notes
On August 6, 2018, a special purpose subsidiary of WSII completed a private offering of $300.0 million in aggregate principal amount of its 6.875% senior secured notes due August 15, 2023 (the “Initial 2023 Secured Notes”). The issuer entered into an indenture dated August 6, 2018 with Deutsche Bank Trust Company Americas, as trustee (“2023 Secured Notes Indenture”), which governs the terms of the Initial 2023 Secured Notes. In connection with the ModSpace acquisition, the issuer merged with and into WSII and WSII assumed the Initial 2023 Secured Notes. Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
On May 14, 2019, WSII completed a tack-on offering of $190.0 million in aggregate principal amount to the Initial 2023 Secured Notes (the "Tack-On Notes"). The Tack-on Notes were issued as additional securities under the 2023 Secured Notes Indenture. The Tack-On Notes and the Initial 2023 Secured Notes (the "2023 Secured Notes", and together with the 2022 Secured Notes, the "Senior Secured Notes") are treated as a single class of debt securities under the 2023 Secured Notes Indenture. The Tack-on Notes have identical terms to the Initial 2023 Secured Notes, other than with respect to the issue date and issue price. WSII incurred a total of $3.0 million in debt issuance costs in connection with the tack-on offering, which were deferred and will be amortized through the August 15, 2023 maturity date. The Tack-On Notes were issued at a premium of $0.5 million which will be amortized through the August 15, 2023 maturity date. The proceeds of the Tack-On Notes were used to repay a portion of the US ABL Facility.
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
Unamortized debt issuance costs and discounts, net of premiums, of $7.2 million and $6.1 million are included in the carrying value of the debt as of December 31, 2019 and 2018, respectively.
2023 Senior Unsecured Notes
On August 3, 2018, a special purpose subsidiary of WSII completed a private offering of $200.0 million in aggregate principal amount of its senior unsecured notes due November 15, 2023 (the “Unsecured Notes”). The issuer entered into an indenture with Deutsche Bank Trust Company Americas, as trustee, which governed the terms and conditions of the Unsecured Notes. In connection with the ModSpace acquisition, the issuer merged with and into WSII and WSII assumed the Unsecured Notes.
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
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments as of December 31, 2019.
Capital Lease and Other Financing Obligations
The Company entered into several arrangements in which they sold branch locations and simultaneously leased the associated properties back from the various purchasers. Due to the terms of the lease agreements, these transactions were treated as financing arrangements. These transactions contain non-recourse financing which was considered a form of continuing involvement and precluded the use of sale-leaseback accounting under ASC 840. In connection with the adoption of ASC 842, these transactions were deemed to comply with sale-leaseback accounting and the associated liabilities under these agreements were reversed and recorded as part of the entry recorded to retained earnings upon the adoption of ASC 842, retroactive to January 1, 2019. The Company no longer had any other financing obligations as of December 31, 2019.
As of December 31, 2018 and prior to the adoption of ASC 842, the Company’s capital lease and financing obligations primarily consisted of $37.9 million under sale-leaseback transactions and $0.1 million of capital leases. The Company’s financing obligations are presented net of $1.6 million of debt issuance costs for the year ended December 31, 2018. The terms of the financing arrangements ranged from approximately eighteen months to ten years. The interest rates implicit in these financing arrangements were approximately 8.0%.

NOTE 13 - Equity
Common Stock
WillScot's certificate of incorporation authorizes the issuance of 400,000,000 shares of Class A common stock with a par value of $0.0001 per share, 100,000,000 shares of Class B common stock with a par value of $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share. The common shareholders possess the same voting rights, but only Class A shareholders are entitled to dividends or other distributions made by the Company.
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
The Company has 108,818,854 shares of Class A common stock and 8,024,419 shares of Class B common stock issued and outstanding as of December 31, 2019. The outstanding shares of the Company’s common stock are duly authorized, validly issued, fully paid and non-assessable.
In connection with the stock compensation vesting and stock option exercises described in Note 18, the Company issued 309,857 shares of common stock during the year ended December 31, 2019.
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
Warrants
2015 Warrants
Double Eagle issued warrants to purchase its common stock as components of units sold in its initial public offering (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one-half of one share of WillScot Class A common stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. Public Warrants may be exercised only for a whole number of WillScot Class A shares and they expire on November 29, 2022. The Company may redeem the Public Warrants for $0.01 per warrant if the closing price of WillScot’s Class A shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends a notice of redemption to the warrant holders, providing for a 30 day notice period. The Company share price performance target was achieved on January 21, 2020 and, on January 24, 2020, the Company issued the notice of its intent to redeem outstanding Public Warrants for $0.01 in 30 days.
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
During the year ended December 31, 2019, 135,000 of the Public Warrants were exercised, resulting in the issuance of 67,500 shares of Class A common stock and $0.8 million in proceeds.
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
On December 13, 2019, the Company repurchased and terminated 22,063 of the 2018 Warrants for less than $0.1 million.
Warrant Exchange
On November 8, 2018, WillScot commenced an offer to exchange the 2015 Warrants for shares of its Class A common stock in a cashless transaction (the “Warrant Exchange”). In the tender offer, each warrant holder had the opportunity to receive 0.18182 registered share of Class A common stock in exchange for each warrant tendered by the holder and exchanged pursuant to the offer.
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
At December 31, 2019, 24,232,867 of the 2015 Warrants and 9,977,516 of the 2018 Warrants were outstanding.
Registration Statements
On February 12, 2019, a shelf registration statement filed by WillScot with the SEC became effective. Under the shelf registration statement, 562,542 shares of WillScot Class A common stock issued to the former ModSpace shareholders,

8,914,969 2018 Warrants and up to 9,999,579 new WillScot Class A shares issuable upon the exercise of the 2018 Warrants were registered for resale.
On November 28, 2018, a registration statement filed by WillScot with the SEC became effective. Under the shelf registration statement, 61,865,946 shares of WillScot Class A common stock issued in private placements to the Founders and certain of their transferees, Sapphire and certain of its transferees, and the former ModSpace shareholders were registered for resale.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCI"), net of tax, for the years ended December 31, 2019, 2018 and 2017, were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2016	$(56,928)	$—	$(56,928)
Other comprehensive income before reclassifications	6,760	—	6,760
Reclassifications from AOCI to additional paid-in capital(a)	663	—	663
Less other comprehensive income attributable to non-controlling interest	8	—	8
Balance at December 31, 2017	(49,497)	—	(49,497)
Other comprehensive loss before reclassifications	(11,639)	(6,240)	(17,879)
Reclassifications from AOCI to income(b)	—	285	285
Reclassifications from AOCI to retained earnings(c)	(2,540)	—	(2,540)
Less other comprehensive income attributable to non-controlling interest	1,068	537	1,605
Balance at December 31, 2018	(62,608)	(5,418)	(68,026)
Other comprehensive income (loss) before reclassifications	10,586	(7,930)	2,656
Reclassifications from AOCI to income(b)	—	3,121	3,121
Less other comprehensive (loss) income attributable to non-controlling interest	(960)	434	(526)
Balance at December 31, 2019	$(52,982)	$(9,793)	$(62,775)
(a) In connection with the transfer of WSII’s equity interest in Chard as part of the Algeco Group internal restructuring that occurred prior to the Business Combination, $0.6 million was reclassified from accumulated other comprehensive loss into additional paid-in capital in the fourth quarter of 2017.
(b) For the years ended December 31, 2019 and 2018, $3.3 million and $0.4 million, respectively, was reclassified from AOCI into the consolidated statement of operations within interest expense related to the interest rate swaps discussed in Note 15. For the years ended December 31, 2019 and 2018, the Company recorded a tax benefit of $0.8 million and $0.1 million associated with this reclassification, respectively.
(c) In the first quarter of 2018, the Company elected to early adopt ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which resulted in a discrete reclassification of $2.5 million from accumulated other comprehensive loss to accumulated deficit effective January 1, 2018.
Non-Controlling Interest
The changes in non-controlling interest for the years ended December 31, 2019 and 2018 were as follows:

(in thousands)	2019	2018	2017
Balance at beginning of period	$63,982	$48,931	$—
Net loss attributable to non-controlling interest	(421)	(4,532)	(2,110)
Other comprehensive income (loss)	526	(1,605)	(8)
Issuance of common stock and contribution of proceeds to WSII	—	7,574	—
Acquisition of ModSpace and the related financing transactions including stock and warrants	—	13,614	—
Adoption of ASC842	503	—	—
Recapitalization transaction	—	—	51,049
Balance at end of period	$64,590	$63,982	$48,931

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
As disclosed above, during the year ended December 31, 2018, WillScot issued 9,200,000 shares of Class A common stock through an underwritten public offering, the proceeds of which were immediately contributed down through WS Holdings to WSII for purposes of funding part of the ModSpace acquisition. Sapphire waived its preemptive right to participate in the public offering under the shareholders agreement and Sapphire's ownership interest in WS Holdings was adjusted from 10% to 9% accordingly. As disclosed in Note 2, the Company closed on the ModSpace acquisition that resulted in the contribution of ModSpace's net assets of $991.5 million to WSII. The net impact of the transactions above, resulted in a non-recurring adjustment of $21.2 million to additional paid-in capital and non-controlling interest on the consolidated balance sheets. Despite the dilution in the non-controlling interest ownership in WS Holdings, the adjustment increases the non-controlling interest equity as a result of the significant increase in net assets from the ModSpace acquisition.
Under the Exchange Agreement, the non-controlling interest can be exchanged for a 9% interest in WillScot, subject to certain anti-dilution adjustments contemplated by the Exchange Agreement.

NOTE 14 – Income Taxes
The components of income tax (benefit) expense from continuing operations for the years ended December 31, 2019, 2018 and 2017 are comprised of the following:

(in thousands)	2019	2018	2017
US Federal and State
Current	$827	$668	$(1,817)
Deferred	1,904	(36,149)	3,450
Outside of US
Current	(395)	924	(1,422)
Deferred	(4,527)	(4,043)	(1,147)
Total income tax benefit	$(2,191)	$(38,600)	$(936)

Income tax results from continuing operations differed from the amount computed by applying the US statutory income tax rate of 21%, 21%, and 35% to the loss from continuing operations before income taxes for the following reasons for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Loss from continuing operations before income tax
US	$(9,477)	$(80,824)	$(97,009)
Non-US	(4,257)	(11,348)	(68,389)
Total loss from continuing operations before income tax	$(13,734)	$(92,172)	$(165,398)

US Federal statutory income tax benefit	$(2,884)	$(19,356)	$(57,889)
Effect of tax rates in foreign jurisdictions	(207)	(626)	5,626
State income tax (benefit) expense, net of federal benefit	1,829	(2,478)	(5,188)
Unremitted foreign earnings	—	(6,793)	(2,493)
Valuation allowances	961	(11,871)	59,679
Non-deductible items	(233)	—	—
Non-deductible executive compensation	490	—	—
Non-deductible transaction costs	(12)	1,134	1,297
Non-deductible goodwill impairment	—	—	15,849
Non-deductible deferred financing fees	—	—	2,715
Non-deductible Stewardship (a)	—	—	1,658
Non-deductible monitoring fee (b)	—	—	422
Tax law changes (excluding valuation allowance) (c)	(2,785)	64	(23,115)
Other	650	1,326	503
Reported income tax benefit	$(2,191)	$(38,600)	$(936)
Effective income tax rate	15.95%	41.88%	0.56%
(a) Prior to the Business Combination, certain expenses incurred by the Company in performing services to its immediate shareholder were not deductible under US tax law.
(b) Prior to the Business Combination, certain fees charged by TDR Capital to the Company were not deductible under US tax law.
(c) Tax law changes includes the following amounts: 2017 and 2018 represent US tax reform items and 2019 represents change in provision tax law in a non-US jurisdiction.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	2019	2018
Deferred tax assets
Loans and borrowings	$138,206	$122,456
Employee benefit plans	1,916	3,395
Accrued liabilities	8,494	8,715
Currency losses, net	—	408
Deferred revenue	20,951	16,310
Operating lease liability	37,438	—
Other	7,817	4,724
Tax loss carryforwards	231,503	239,282
Deferred tax assets, gross	446,325	395,290
Valuation allowance	(80,241)	(79,132)
Net deferred income tax asset	$366,084	$316,158

Deferred tax liabilities
Rental equipment and other property, plant and equipment	$(375,682)	$(360,766)
Intangible assets	(23,690)	(22,654)
ROU asset	(37,218)	—
Deferred tax liability	(436,590)	(383,420)
Net deferred income tax liability	$(70,506)	$(67,262)
The Company's valuation allowance increased by $1.1 million from 2018. The increase is a $0.1 million adjustment to the valuation allowance recorded in purchase accounting for ModSpace and a change in estimate about the realizability of deferred tax assets for a total amount of $1.0 million recorded in tax expense.
Tax loss carryforwards at December 31, 2019 are outlined in the table below and include US Federal, US State and non-US (Mexico & Canada). The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as a change in the ownership of the Company.
The Company’s tax loss carryforwards are as follows at December 31, 2019 (in millions):

Jurisdiction	Loss Carryforward	Expiration
US - Federal	$899.5	2022 – 2037, Indefinite
US - State	619.9	2019 –2039, Indefinite
Foreign - Mexico & Canada	20.7	2021 – 2038
Total	$1,540.1
As of December 31, 2019, the total amount of the basis difference in investments outside the US for which deferred taxes have not been provided is approximately $120.0 million. The tax, if any, associated with the recovery of the basis difference is dependent on the manner in which it is recovered and is not readily determinable.
Unrecognized Tax Positions
The Company is subject to taxation in US, Canada, Mexico and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of statute of limitations for assessing additional taxes, which generally ranges from two to five years after the end of the applicable tax year. Therefore, as of December 31, 2019, tax years for 2013 through 2019 generally remain subject to examination by the tax authorities. In addition, in certain taxing jurisdictions, in the case of carryover tax attributes to years open for assessment, such attributes may be subject to reduction by taxing authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2019	2018	2017
Unrecognized tax benefits – January 1,	$64,444	$72,660	$64,974
Increases based on tax positions related to current period	—	1,545	7,895
Increases based on tax positions related to prior period	268	—	355
Decreases based on tax positions related to prior period	(287)	(9,016)	(564)
Decrease from expiration of statute of limitations	(678)	(745)	—
Unrecognized tax benefits – December 31,	$63,747	$64,444	$72,660
At December 31, 2019, 2018 and 2017, respectively, there were $59.3 million, $60.0 million and $67.2 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
The Company classifies interest on tax deficiencies and income tax penalties within income tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $0.8 million, $1.0 million and $0.4 million in interest and penalties, respectively. The Company had approximately $2.4 million and $1.6 million for the payment of interest and penalties accrued at December 31, 2019 and 2018, respectively.
Future tax settlements or statute of limitation expirations could result in a change to the Company’s uncertain tax positions. The Company believes that it is reasonably possible that approximately $10.5 million of unrecognized tax benefits, as of December 31, 2019, could decrease in the next twelve months as a result of statute of limitation expirations, audit settlements or resolution of tax uncertainties.

NOTE 15 - Derivatives
On November 6, 2018, WSII entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The Swap Agreement will terminate on May 29, 2022, at the same time the Company’s ABL Facility matures. Under the terms of the Swap Agreement, the Company receives a floating rate equal to 1 month LIBOR and makes payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 1.74% and 2.44% at December 31, 2019 and 2018, respectively.
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility.
The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 31 was as follows:

(in thousands)	Balance Sheet Location	2019	2018
Cash Flow Hedges:
Interest rate swap	Accrued liabilities	$5,348	$1,709
Interest rate swap	Other long-term liabilities	$8,943	$6,192

The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of December 31, 2019 for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statement of operations for the years ended December 31:

(in thousands)	2019	2018
Loss recognized in OCI	$(6,280)	$(7,777)
Location of loss recognized in income	Interest expense	Interest expense
Loss reclassified from AOCI into income (effective portion)	$(3,254)	$(373)

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
The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	December 31, 2019				December 31, 2018
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Financial liabilities not measured at fair value
US ABL Facility(a)	$885,245	$—	$903,000	$—	$853,409	$—	$878,500	$—
Canadian ABL Facility(a)	—	—	—	—	—	—	918	—
2022 Secured Notes(a)	264,576	—	282,250	—	292,258	—	297,027	—
2023 Secured Notes(a)	482,768	—	517,334	—	293,918	—	288,633	—
Unsecured Notes(a)	—	—	—	—	198,931	—	197,462	—
Total	$1,632,589	$—	$1,702,584	$—	$1,638,516	$—	$1,662,540	$—
(a) The carrying value of the US ABL Facility, the Canadian ABL Facility, the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes includes $17.8 million, $0.0 million, $5.4 million, $7.2 million, and $0.0 million of unamortized debt issuance costs for the year ended December 31, 2019, which are presented as a direct reduction of the corresponding liability. The carrying value of the 2023 Secured Notes also includes a $0.5 million premium, which is net against the debt issuance costs for the year ended December 31, 2019. The carrying value of the US ABL Facility, the Canadian ABL Facility, the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes includes $25.1 million, $0.9 million, $7.7 million, $6.1 million, and $1.1 million of unamortized debt issuance costs for the year ended December 31, 2018, which are presented as a direct reduction of the corresponding liability.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2019 and 2018. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair value of the 2022 Secured Notes, the 2023 Secured Notes and the Unsecured Notes is based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 15.

NOTE 17 - Restructuring
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). The Company's restructuring plans are generally country or region specific and are typically completed within a one year period. Restructuring costs incurred under these plans include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and, (iii) other related costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities. As a result of the adoption of ASC 842, on January 1, 2019 lease exit costs related to the termination of leases for duplicative branches and corporate facilities are now recorded in operating lease liabilities and are not part of the restructuring liabilities. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs, and professional services expenses, are included within SG&A expense.

The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $3.8 million, $15.5 million and $2.2 million net of reversals, during the years ended December 31, 2019, 2018 and 2017, respectively. The following is a summary of the activity in the Company’s restructuring accruals for years ended December 31:

(in thousands)	Year Ended December 31,
	2019			2018			2017
	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Beginning balance	$4,544	$972	$5,516	$227	$—	$227	$1,793	$—	$1,793
Reclassification of liability to operating lease asset at the adoption of ASC 842(a)	—	(972)	(972)	—	—	—	—	—	—
Charges	1,955	1,800	3,755	10,182	5,286	15,468	2,196	—	2,196
Cash payments	(5,694)	—	(5,694)	(5,806)	(4,314)	(10,120)	(1,806)	—	(1,806)
Foreign currency translation	(136)	—	(136)	(59)	—	(59)	12	—	12
Non-cash movements	(222)	(1,800)	(2,022)	—	—	—	(1,968)	—	(1,968)
Ending balance	$447	$—	$447	$4,544	$972	$5,516	$227	$—	$227
(a) As a result of the adoption of ASC 842, the January 1, 2019 restructuring liability attributable to “cease-use” locations was reclassified to operating lease assets and 2019 costs related to the termination of leases for duplicative branches and corporate facilities are now recorded in lease impairment charges and other related costs.
The Company initiated certain restructuring plans associated with the ModSpace acquisition in order to capture operating synergies as a result of integrating ModSpace into WillScot. The restructuring activities primarily include the termination of employees in connection with the consolidation of overlapping facilities and functions within our existing business. At December 31, 2019, the Company is substantially complete with actions related to employee costs.
The restructuring charges for the year ended December 31, 2018 primarily relate to employee termination costs and lease exist costs in connection with the integration of Acton, Tyson, and ModSpace acquisitions in order to capture operating synergies as a result of integrating these businesses into WillScot. The restructuring activities include the termination of leases for 26 duplicative branch and corporate facilities and the termination of employees in connection with the consolidation of these overlapping facilities and functions within our existing business.
The restructuring charges for the year ended December 31, 2017 primarily relate to a reduction of corporate employees which resulted in employee termination costs. As part of the corporate restructuring plan, certain employees were required to render future service in order to receive their termination benefits. The termination costs associated with these employees was recognized over the period from the date of communication of termination to the employee to the earlier of the actual date of termination or the Business Combination date. As part of the Algeco Group internal restructuring that occurred prior to the Business Combination, $2.0 million of WSII’s restructuring liability, related to employees that were transferred, was transferred to other entities within the Algeco Group. The Company has no remaining liability associated with these employees and does not anticipate incurring future charges under the corporate restructuring plan. The remaining restructuring 2017 charges are employee termination costs related to the Company’s US and Canadian operations.
Segments
The $3.8 million of restructuring charges for the year ended December 31, 2019 includes: $3.3 million of charges pertaining to the Modular - US segment; and $0.5 million of charges pertaining to the Modular - Other North America segment.
The $15.5 million of restructuring charges for the year ended December 31, 2018 includes: $14.0 million of charges pertaining to the Modular - US segment; and $1.5 million of charges pertaining to Modular - Other North America segment.
The $2.2 million of restructuring charges for the year ended December 31, 2017 includes: $0.3 million of charges pertaining to the Modular - US segment and $1.9 million of charges pertaining to Corporate.

NOTE 18 - Stock-Based Compensation
Former Algeco Long-Term Incentive Plan
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
RSAs
The following table summarizes the Company’s RSA activity during the year ended December 31, 2019:

	RSAs	Weighted-Average Grant Date Fair Value
Outstanding RSAs, December 31, 2018	72,053	$15.57
Granted during 2019	52,755	$14.69
Forfeited during 2019	—	$—
Vested during 2019	(72,053)	$15.57
Outstanding RSAs, December 31, 2019	52,755	$14.69
Compensation expense for RSAs recognized in SG&A expense on the consolidated statements of operations was $1.0 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively, with associated tax benefits of $0.2 million and $0.1 million. At December 31, 2019 unrecognized compensation expense related to RSAs totaled $0.4 million and is expected to be recognized over the weighted average remaining vesting period of 0.5 years.
There was no compensation expense for RSAs for the years ended December 31, 2017.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU award activity during the year ended December 31, 2019:

	Time-Based RSUs	Weighted-Average Grant Date Fair Value
Outstanding Time-Based RSUs, December 31, 2018	852,733	$13.60
Granted during 2019	478,400	$11.69
Forfeited during 2019	(52,648)	$12.78
Vested during 2019	(213,180)	$12.78
Outstanding Time-Based RSUs, December 31, 2019	1,065,305	$12.78
Compensation expense for Time-Based RSUs recognized in SG&A expense on the consolidated statements of operations was $3.9 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively, with associated tax benefits of $0.9 million and $0.5 million, respectively. At December 31, 2019, unrecognized compensation expense related to Time-Based RSUs totaled $10.3 million and is expected to be recognized over a remaining period of 2.6 years.
There was no compensation expense for Time-Based RSUs for the year ended December 31, 2017.
Market-Based RSUs
The following table summarizes the Company's Market-Based RSU award activity during the year ended December 31, 2019:

	Market-Based RSUs	Weighted-Average Grant Date Fair Value
Outstanding Market-Based RSUs, December 31, 2018	—	$—
Granted during 2019	302,182	$13.22
Forfeited during 2019	(13,901)	$13.22
Vested during 2019	—	$—
Outstanding Market-Based RSUs, December 31, 2019	288,281	$13.22
Compensation expense for Market-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $1.0 million for the year ended December 31, 2019, with associated tax benefit of $0.2 million. At December 31, 2019, unrecognized compensation expense related to Market-Based RSUs totaled $2.8 million and is expected to be recognized over a remaining period of 2.2 years.
There was no compensation expense for Market-Based RSUs for the years ended December 31, 2018 and 2017.
Stock Option Awards
The following table summarizes the Company's stock option activity as of December 31, 2019:

	Options	Weighted - Average Exercise Price per Share
Outstanding stock options, December 31, 2018	589,257	$13.60
Granted during 2019	—	$—
Forfeited during 2019	(41,302)	$13.60
Vested during 2019	(147,313)	$13.60
Outstanding stock options, December 31, 2019	400,642	$13.60
Exercised during 2019	(13,767)	$13.60
Vested and exercisable stock options, December 31, 2019	133,546	$13.60
Compensation expense for stock options recognized in SG&A expense on the consolidated statements of operations was $0.8 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively, with associated tax benefits of $0.2 million and $0.1 million, respectively. At December 31, 2019, unrecognized compensation expense related to Time-Based RSUs totaled $1.6 million and is expected to be recognized over a remaining period of 2.2 years.
As of December 31, 2019, the total intrinsic value of stock options outstanding and currently exercisable was $2.0 million and $0.7 million, respectively. No stock options were exercised during the years ended December 31, 2018 or 2017. The total intrinsic value of stock options exercised during the year ended December 31, 2019 was less than $0.1 million.
There was no compensation expense for stock options for the year ended December 31, 2017.
The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Assumptions
Expected volatility	36.0%
Expected dividend yield	—
Risk-free interest rate	2.7%
Expected term (in years)	6.25
Exercise price	$13.60
Weighted-average grant date fair value	$5.51

NOTE 19 - Commitments and Contingencies
Commitments
At December 31, 2019 and 2018, commitments for the acquisition of rental equipment and property, plant and equipment were $4.5 million and $10.0 million, respectively.
Contingencies - Legal Claims
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
As discussed in Note 10, the net assets acquired from ModSpace were allocated to both the Modular - US and Modular - Other North America segments. The US operations of ModSpace are included in the Modular - US segment and the Canadian operations of ModSpace are included in the Modular - Other North America segment. The operations and net assets acquired from Acton and Tyson are both included in the Modular - US segment.
The Company defines EBITDA as net (loss) income plus interest (income) expense, income tax (benefit) expense, depreciation and amortization. The Company reflects the further adjustments to EBITDA ("Adjusted EBITDA") to exclude certain non-cash items and the effect of what the Company considers transactions or events not related to its core business operations. The Company evaluates business segment performance on Adjusted EBITDA, as shown in the reconciliation of the Company’s (loss) income from operations before income taxes to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.
The Company also regularly evaluates gross profit by segment to assist in the assessment of its operational performance. The Company considers Adjusted EBITDA to be the more important metric because it more fully captures the business performance of the segments, inclusive of indirect costs.

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the years ended December 31, 2019, 2018 and 2017, respectively:

	Year Ended December 31, 2019
(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Total
Revenues
Leasing and services revenue:
Modular space leasing	$677,593	$66,592	$—	$744,185
Modular space delivery and installation	201,368	18,689	—	220,057
Sales:
New units	54,851	4,234	—	59,085
Rental units	27,871	12,467	—	40,338
Total Revenues	961,683	101,982	—	1,063,665

Costs
Cost of leasing and services:
Modular space leasing	197,707	15,444	—	213,151
Modular space delivery and installation	176,124	17,983	—	194,107
Cost of sales:
New units	39,343	2,817	—	42,160
Rental units	17,241	9,014	—	26,255
Depreciation of rental equipment	156,409	18,270	—	174,679
Gross profit	$374,859	$38,454	$—	$413,313
Adjusted EBITDA	$325,068	$31,480	$—	$356,548
Other selected data
Selling, general and administrative expense	$242,734	$28,270	$—	$271,004
Other depreciation and amortization	$11,542	$853	$—	$12,395
Purchase of rental equipment and refurbishments	$193,453	$11,653	$—	$205,106

	Year Ended December 31, 2018
(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Total
Revenues
Leasing and services revenue:
Modular space leasing	$469,302	$48,933	$—	$518,235
Modular space delivery and installation	138,181	16,376	—	154,557
Sales:
New units	48,984	4,619	—	53,603
Rental units	21,123	3,894	—	25,017
Total Revenues	677,590	73,822	—	751,412

Costs
Cost of leasing and services:
Modular space leasing	131,846	11,274	—	143,120
Modular space delivery and installation	127,936	16,014	—	143,950
Cost of sales:
New units	33,484	3,379	—	36,863
Rental units	13,650	3,009	—	16,659
Depreciation of rental equipment	106,354	15,082	—	121,436
Gross profit	$264,320	$25,064	$—	$289,384
Adjusted EBITDA	$196,410	$19,123	$—	$215,533
Other selected data
Selling, general and administrative expense	$232,754	$22,117	$—	$254,871
Other depreciation and amortization	$12,201	$1,103	$—	$13,304
Purchase of rental equipment and refurbishments	$151,407	$9,476	$—	$160,883

	Year Ended December 31, 2017
(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Total
Revenues
Leasing and services revenue:
Modular space leasing	$264,351	$34,036	$(566)	$297,821
Modular space delivery and installation	81,036	8,814	—	89,850
Sales:
New units	29,275	7,096	—	36,371
Rental units	18,271	3,710	(81)	21,900
Total Revenues	392,933	53,656	(647)	445,942

Costs
Cost of leasing and services:
Modular space leasing	75,615	7,973	—	83,588
Modular space delivery and installation	77,303	8,174	—	85,477
Cost of sales:
New units	20,919	5,106	—	26,025
Rental units	10,099	2,544	—	12,643
Depreciation of rental equipment	60,312	12,327	—	72,639
Gross profit (loss)	$148,685	$17,532	$(647)	$165,570
Adjusted EBITDA	$110,822	$13,099	$(15,112)	$108,809
Other selected data
Selling, general and administrative expense	$100,427	$16,790	$45,134	$162,351
Other depreciation and amortization	$5,333	$1,014	$2,306	$8,653
Purchase of rental equipment and refurbishments	$96,378	$5,832	$—	$102,210

The following table presents a reconciliation of the Company’s loss before income tax by segment to Adjusted EBITDA by segment:

(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Total
2019
(Loss) income from continuing operations before income taxes	$(19,883)	$6,149	$—	$(13,734)
Loss on extinguishment of debt	8,755	—	—	8,755
Interest expense	120,758	1,746	—	122,504
Depreciation and amortization	167,951	19,123	—	187,074
Currency gains, net	(267)	(421)	—	(688)
Restructuring costs, lease impairment expense and other related charges	11,602	827	—	12,429
Goodwill and other impairments	2,178	670	—	2,848
Integration costs	23,580	3,027	—	26,607
Stock compensation expense	6,686	—	—	6,686
Other expense	3,708	359	—	4,067
Adjusted EBITDA	$325,068	$31,480	$—	$356,548

2018
Loss from continuing operations before income taxes	$(88,206)	$(3,966)	$—	$(92,172)
Interest expense, net	96,108	2,325	—	98,433
Depreciation and amortization	118,555	16,185	—	134,740
Currency losses, net	509	1,945	—	2,454
Restructuring costs, lease impairment expense and other related charges	13,930	1,538	—	15,468
Goodwill and other impairments	1,600	—	—	1,600
Integration costs	29,260	746	—	30,006
Stock compensation expense	3,439	—	—	3,439
Transaction costs	19,780	271	—	20,051
Other expense	1,435	79	—	1,514
Adjusted EBITDA	$196,410	$19,123	$—	$215,533

2017
Loss from continuing operations before income taxes	$(12,345)	$(64,580)	$(88,473)	$(165,398)
Interest expense, net	65,709	4,603	36,764	107,076
Depreciation and amortization	65,645	13,341	2,306	81,292
Currency gains, net	(10,942)	(1,040)	(896)	(12,878)
Goodwill and other impairments	—	60,743	—	60,743
Restructuring costs, lease impairment expense and other related charges	326	10	1,860	2,196
Transaction costs	1,841	—	22,040	23,881
Algeco LTIP Expense	115	—	9,267	9,382
Other expense	473	22	2,020	2,515
Adjusted EBITDA	$110,822	$13,099	$(15,112)	$108,809

Assets
Assets related to the Company’s reportable segments include the following:

(in thousands)	Modular - US	Modular - Other North America	Corporate and Other	Total
As of December 31, 2019:
Goodwill	$203,932	$31,245	$—	$235,177
Intangible assets, net	$126,625	$—	$—	$126,625
Rental equipment, net	$1,652,065	$292,371	$—	$1,944,436
As of December 31, 2018:
Goodwill	$213,264	$33,753	$—	$247,017
Intangible assets, net	$6,707	$94	$125,000	$131,801
Rental equipment, net	$1,635,014	$294,276	$—	$1,929,290

NOTE 21 - Related Parties
Related party balances included in the Company’s consolidated balance sheet at December 31 consisted of the following:

(in thousands)	Financial statement line Item	2019	2018
Receivables due under TSA	Prepaid expenses and other current assets	$—	$122
Trade receivables due from affiliates	Accounts receivable, net	26	—
Amounts due to affiliates	Accrued liabilities	(236)	(1,379)
	Total related party liabilities, net	$(210)	$(1,257)
On November 29, 2017, in connection with the closing of the Business Combination, the Company, WSII, WS Holdings and Algeco Global entered into a transition services agreement (the “TSA”). Pursuant to the TSA, each party will provide or cause to be provided to the other party or its affiliates certain services, use of facilities and other assistance on a transitional basis. The services period under the TSA ranges from six months to three years based on the services, but includes early termination clauses. The Company had $0.1 million in receivables due from affiliates pertaining to the TSA for the year ended December 31, 2018.
The Company had accrued expenses of $0.6 million and $1.2 million at December 31, 2019 and December 31, 2018 respectively, included in amounts due to affiliates, related to rental equipment purchases from an entity within the Algeco Group.
Related party transactions included in the Company’s consolidated statement of operations for the year ended December 31, 2019, 2018 and 2017, respectively, consisted of the following:

(in thousands)	Financial statement line item	2019	2018	2017
Leasing revenue from related parties	Modular leasing revenue	$316	$720	$—
Rental unit sales to related parties	Rental unit sales	—	1,548	—
Management fees and recharge income on transactions with affiliates	Selling, general & administrative expenses	—	—	1,309
Consulting expense to related party(a)	Selling, general & administrative expenses	(1,029)	(3,070)	(104)
Interest income on notes due from affiliates(b)	Interest income	—	—	12,177
Interest expense on notes due to affiliates(b)	Interest expense	—	—	(58,448)
	Total related party income (expense), net	$(713)	$(802)	$(45,066)
(a) Two of the Company's directors also serve on the board of directors to a consulting firm with which the Company incurs professional fees.
(b) Prior to the Business Combination, the Algeco Group distributed borrowings from its third party notes through intercompany loans to WSII. WSII recorded these intercompany loans as notes due to affiliates with fixed maturity dates and interest that was payable on a semi-annual basis. Conversely, WSII also distributed borrowings to other entities within the Algeco Group through intercompany loans, and earned interest income on the principal. In conjunction with the Business Combination, all notes due to and from affiliates were settled.

On August 22, 2018, WillScot’s majority stockholder, Sapphire, entered into a margin loan (the "Margin Loan") under which all of its WillScot Class A common stock was pledged to secure $125.0 million of borrowings under the loan agreement. WillScot is not a party to the loan agreement and has no obligations thereunder, but WillScot delivered an issuer agreement to the lenders under which WillScot has agreed to certain obligations relating to the shares pledged by Sapphire and, subject to applicable law and stock exchange rules, not to take any actions that are intended to materially hinder or delay the exercise of any remedies with respect to the pledged shares. In connection with the Margin Loan, on August 24, 2018, WSII entered into a two-year supply agreement with Target, an affiliate controlled by Sapphire, under which, subject to limited exception, WSII acquired the exclusive right to supply modular units, portable storage units, and other ancillary products ordered by the affiliate in the US. As of December 31, 2019, the 49,053,740 shares of WillScot Class A common stock pledged by Sapphire represented approximately 45.1% of WillScot’s issued and outstanding Class A shares.
The Company had capital expenditures of rental equipment purchased from related party affiliates of $4.7 million, $4.3 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 22 - Quarterly Financial Data
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2019. This quarterly information has been prepared on the same basis as the consolidated financial statements except for the impact of adoption of ASC 842 further discussed below, and includes all adjustments necessary to state fairly the information for the periods presented.
The quarterly amounts below during 2019 were adjusted for the adoption of ASC 842, effective retroactively to January 1, 2019, of and therefore do not agree to the Quarterly Reports filed on Form 10-Q for the respective periods of 2019.

	Quarter Ended (unaudited, except per share amounts)
2019	March 31	June 30	September 30	December 31
Leasing and services revenue(a)	$227,292	$241,784	$249,411	$245,755
Total revenue(b)	$253,685	$263,713	$268,222	$278,045
Gross profit(c)	$103,331	$101,484	$99,307	$109,191
Operating income(d)	$21,464	$26,294	$29,781	$39,986
Net (loss) income(e)	$(10,029)	$(11,438)	$996	$8,928
Net (loss) income attributable to WillScot common shareholders	$(9,271)	$(10,606)	$701	$8,054

Net (loss) income per share attributable to WillScot - basic	$(0.09)	$(0.10)	$0.01	$0.07
Net (loss) income per share attributable to WillScot - diluted	$(0.09)	$(0.10)	$0.01	$0.07
Average number of common shares outstanding - basic	108,523,269	108,693,924	108,720,857	108,793,847
Average number of common shares outstanding - diluted	108,523,269	108,693,924	112,043,866	114,080,059
The impact of adoption and reconciliation to the amounts previously reported is:

	Quarter Ended (unaudited)
Change from previously reported 2019 amount	March 31	June 30	September 30
(a)Leasing and services revenue	$(1,211)	$(2,204)	$(3,766)
(b)Total revenue	$(1,323)	$(2,412)	$(4,118)
(c)Gross profit	$(1,323)	$(2,412)	$(4,118)
(d)Operating income	$275	$(519)	$(618)
(e)Net (loss) income	$1,132	$337	$234

	Quarter Ended (unaudited, except per share amounts)
2018	March 31	June 30	September 30	December 31
Leasing and services revenue	$123,512	$132,662	$188,437	$228,181
Total revenue	$134,751	$140,333	$218,924	$257,404
Gross profit	$50,921	$54,640	$80,946	$102,877
Operating income (loss)	$4,464	$5,889	$211	$(4,303)
Net (loss) income(a)	$(6,835)	$379	$(36,729)	$(10,387)
Net (loss) income attributable to WillScot(a)(b)	$(6,187)	$236	$(33,519)	$(11,705)

Net (loss) income per share attributable to WillScot – basic and diluted	$(0.08)	$0.00	$(0.37)	$(0.11)
Average number of common shares outstanding - basic & diluted	77,189,774	78,432,274	90,726,921	102,176,225

NOTE 23 - Loss Per Share
Basic loss per share (“LPS”) is calculated by dividing net loss attributable to WillScot by the weighted average number of Class A common shares outstanding during the period. The common shares issued as a result of the vesting RSUs and RSAs as well as the exercise of stock options, were included in LPS based on the weighted average number of days in which they were vested and outstanding during the period. Concurrently with the Business Combination, 12,425,000 of WillScot's Class A common shares were placed into escrow by shareholders and became ineligible to vote or participate in the economic rewards available to other Class A shareholders. Escrowed shares were therefore excluded from the LPS calculation while deposited in the escrow account. 6,212,500 of the escrowed shares were released to shareholders on January 19, 2018, and the remaining escrowed shares were released to shareholders on August 21, 2018.
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
For the year ended December 31, 2019, stock options, Time-Based RSUs, Market-Based RSUs, and RSAs representing 534,188, 1,065,305, 288,281 and 52,755 shares of Class A common stock outstanding were excluded from the computation of diluted LPS because their effect would have been anti-dilutive. Market-Based RSUs can vest at 0% to 150% of the amount granted.
For the year ended December 31, 2018, stock options, Time-Based RSUs and RSAs, representing 589,257, 852,733 and 72,053 shares of Class A common stock outstanding were excluded from the computation of diluted LPS because their effect would have been anti-dilutive.
For the years ended December 31, 2019, 2018 and 2017, warrants representing 22,093,950, 22,183,513 and 34,750,000 shares of Class A shares, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 24 - Subsequent Events
Warrant Redemption
On January 24, 2020, the Company delivered a notice (the “Redemption Notice”) to redeem all of its outstanding Public Warrants to purchase the Company’s Class A common stock, that were issued under the warrant agreement, dated September 10, 2015, by and between Double Eagle and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), as part of the units sold in Double Eagle's initial public offering that remain unexercised at 5:00 p.m. New York City time on February 24, 2020. As further described in the Redemption Notice and permitted under the Warrant Agreement, holders of the Public Warrants who exercised such Public Warrants following the date of the Redemption Notice were required to do so on a cashless basis.
From January 1, 2020 through January 24, 2020, 796,610 Public Warrants were exercised for cash, resulting in the Company receiving cash proceeds of $4.6 million in the aggregate. An aggregate of 398,305 shares of the Company's Class A common stock were issued in connection with these exercises.

After January 24, 2020 through February 24, 2020, 5,836,040 Public Warrants were exercised on a cashless basis. An aggregate of 1,097,162 shares of the Company's Class A common stock were issued in connection with these exercises. Thereafter, the Company completed the redemption of 38,509 remaining Public Warrants for $0.01 per warrant.
Following the redemption of the Public Warrants, (i) 17,561,700 Private Warrants, and (ii) 9,966,070 2018 Warrants remain outstanding. As of February 28, 2020, 110,316,368 shares of the Company's Class A common stock were issued and outstanding.
Merger
On March 1, 2020, the Company, along with its newly formed subsidiary, Picasso Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile Mini, Inc. (“Mobile Mini”). The Merger Agreement provides for the merger of Mobile Mini with and into Merger Sub (the “Merger”), with Mobile Mini surviving as a wholly-owned subsidiary of the Company. At the effective time of the Merger, and subject to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of the common stock of Mobile Mini shall be converted into the right to receive 2.4050 shares of WillScot Class A common stock.
The Merger has been unanimously approved by the Company and Mobile Mini’s boards of directors. The Merger is subject to customary closing conditions, including receipt of regulatory and stockholder approvals by the Company and Mobile Mini’s stockholders, and is expected to close in third quarter of 2020. Additionally, the transaction also has the support of TDR Capital, the Company's largest shareholder, which has entered into a customary voting agreement in support of the Merger.
In connection with the Merger, the Company entered into a commitment letter (the “Commitment Letter”), dated March 1, 2020, with the lenders party thereto (the “Lenders”). Pursuant to the Commitment Letter, the Lenders have agreed to provide debt financing to refinance the Company’s existing ABL Facility, Mobile Mini’s existing ABL credit facility and Mobile Mini’s outstanding senior notes due 2024 on the terms and conditions set forth in the Commitment Letter.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
Under the supervision of the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's ICFR as of December 31, 2019 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2019, the Company's ICFR was effective based on those criteria.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2019, there were no changes in our ICFR that have materially affected, or are reasonably likely to materially affect, our ICFR.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Corporation
Opinion on Internal Control Over Financial Reporting
We have audited WillScot Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WillScot Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 2, 2020

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information to be included under the captions “Proposal 1 – Election of Directors. “Section 16(a) Beneficial Ownership Reporting Compliance,” “Codes of Business Conduct and Ethics,” and “Audit Committee”, if applicable, in the Company’s definitive proxy statement for the 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 11. Executive Compensation
The information to be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report”, if applicable, in the Company’s definitive proxy statement for the 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information to be included under the captions “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management”, if applicable, in the Company’s definitive proxy statement for the 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information to be included under the captions “Certain Relationships and Related Party Transactions” and “Director Independence”, if applicable, in the Company’s definitive proxy statement for the 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14. Principal Accounting Fees and Services
The information to be included under the caption “Independent Registered Public Accounting Firm Fee Information”, if applicable, in the Company’s definitive proxy statement for the 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

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

3.3	Bylaws of WillScot Corporation, as amended, (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed November 15, 2019).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed March 16, 2018).
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

4.14	Description of Registered Securities

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

10.11	WillScot 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed December 5, 2017).
10.12	First Amendment to the 2017 Incentive Award Plan dated November 14, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed November 15, 2019).
10.13	Employment Agreement with Bradley L. Soultz (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed December 5, 2017).
10.14	Employment Agreement with Timothy D. Boswell (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K, filed December 5, 2017).
10.15	Employment Letter with Bradley L. Bacon (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K, filed December 5, 2017).
10.16	Separation and Release of Claims Agreement with Bradley L. Bacon dated May 17, 2019 (incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2019).
10.17	Employment Letter with Sally Shanks dated August 23, 2017 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, filed March 16, 2018).
10.18	Amended Employment Letter with Sally Shanks dated March 18, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 21, 2019).
10.19	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 26, 2018).
10.20	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 26, 2018).
10.21	Form of Performance-Based RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2019).
10.22	Employment Agreement with Hezron Timothy Lopez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 19, 2019).
14.1
Code of Ethics for the Chief Executive Officer and Senior Financial Officers, effective November 14, 2019 (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K, filed November 15, 2019).

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

WillScot Corporation

		By:	/s/ HEZRON TIMOTHY LOPEZ
Date:	March 2, 2020		Hezron Timothy Lopez
Vice President, General Counsel & Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY L. SOULTZ	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
Bradley L. Soultz

/s/ TIMOTHY D. BOSWELL	Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Timothy D. Boswell

/s/ SALLY J. SHANKS	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Sally J. Shanks

/s/ GERARD E. HOLTHAUS	Chairman of the Board	March 2, 2020
Gerard E. Holthaus

/s/ MARK S. BARTLETT	Director	March 2, 2020
Mark S. Bartlett

/s/ GARY LINDSAY	Director	March 2, 2020
Gary Lindsay

/s/ REBECCA L. OWEN	Director	March 2, 2020
Rebecca L. Owen

/s/ STEPHEN ROBERTSON	Director	March 2, 2020
Stephen Robertson

/s/ JEFF SAGANSKY	Director	March 2, 2020
Jeff Sagansky