Form 10-Q
period 2020-03-31
WillScot Corp
filed 2020-05-06
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Class A common stock, par value $0.0001 per share, outstanding: 110,555,295 shares at May 1, 2020.
Shares of Class B common stock, par value $0.0001 per share, outstanding: 8,024,419 shares at May 1, 2020.

WILLSCOT CORPORATION
Quarterly Report on Form 10-Q

PART I
ITEM 1. Financial Statements

WillScot Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2020 (unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$4,642	$3,045
Trade receivables, net of allowances for doubtful accounts at March 31, 2020 and December 31, 2019 of $16,471 and $15,828, respectively	241,142	247,596
Inventories	15,006	15,387
Prepaid expenses and other current assets	20,580	14,621
Assets held for sale	8,543	11,939
Total current assets	289,913	292,588
Rental equipment, net	1,912,995	1,944,436
Property, plant and equipment, net	143,864	147,689
Operating lease assets	148,152	146,698
Goodwill	232,796	235,177
Intangible assets, net	126,375	126,625
Other non-current assets	3,642	4,436
Total long-term assets	2,567,824	2,605,061
Total assets	$2,857,737	$2,897,649
Liabilities and equity
Accounts payable	$102,570	$109,926
Accrued liabilities	82,853	82,355
Accrued interest	12,479	16,020
Deferred revenue and customer deposits	85,936	82,978
Operating lease liabilities - current	29,446	29,133
Total current liabilities	313,284	320,412
Long-term debt	1,625,772	1,632,589
Deferred tax liabilities	67,017	70,693
Deferred revenue and customer deposits	12,666	12,342
Operating lease liabilities - non-current	119,322	118,429
Other non-current liabilities	38,603	34,229
Long-term liabilities	1,863,380	1,868,282
Total liabilities	2,176,664	2,188,694
Commitments and contingencies (see Note 15)
Class A common stock: $0.0001 par, 400,000,000 shares authorized at March 31, 2020 and December 31, 2019; 110,555,295 and 108,818,854 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	11	11
Class B common stock: $0.0001 par, 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 8,024,419 shares issued and outstanding at March 31, 2020 and December 31, 2019	1	1
Additional paid-in-capital	2,402,195	2,396,501
Accumulated other comprehensive loss	(89,974)	(62,775)
Accumulated deficit	(1,692,917)	(1,689,373)
Total shareholders' equity	619,316	644,365
Non-controlling interest	61,757	64,590
Total equity	681,073	708,955
Total liabilities and equity	$2,857,737	$2,897,649
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Revenues:
Leasing and services revenue:
Modular leasing	$188,352	$177,292
Modular delivery and installation	51,070	50,000
Sales revenue:
New units	9,613	14,841
Rental units	6,786	11,552
Total revenues	255,821	253,685
Costs:
Costs of leasing and services:
Modular leasing	49,809	47,235
Modular delivery and installation	43,865	43,343
Costs of sales:
New units	6,203	10,878
Rental units	3,806	7,795
Depreciation of rental equipment	45,948	41,103
Gross Profit	106,190	103,331
Expenses:
Selling, general and administrative	74,968	73,319
Other depreciation and amortization	3,074	2,784
Impairment losses on long-lived assets	—	2,290
Lease impairment expense and other related charges	1,661	3,085
Restructuring costs	(60)	1,656
Currency losses (gains), net	898	(316)
Other expense (income), net	276	(951)
Operating income	25,373	21,464
Interest expense	28,257	31,115
Loss from operations before income tax	(2,884)	(9,651)
Income tax expense	790	378
Net loss	(3,674)	(10,029)
Net loss attributable to non-controlling interest, net of tax	(130)	(758)
Net loss attributable to WillScot	$(3,544)	$(9,271)

Net loss per share attributable to WillScot - basic and diluted	$(0.03)	$(0.09)

Weighted average shares - basic and diluted	109,656,646	108,523,269
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net loss	$(3,674)	$(10,029)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense of $0 for the three months ended March 31, 2020 and 2019	(21,144)	4,115
Net loss on derivatives, net of income tax benefit of $0 and $673 for the three months ended March 31, 2020 and 2019, respectively	(8,758)	(2,201)
Comprehensive loss	(33,576)	(8,115)
Comprehensive loss attributable to non-controlling interest	(2,833)	(592)
Total comprehensive loss attributable to WillScot	$(30,743)	$(7,523)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	108,819	$11	8,024	$1	$2,396,501	$(62,775)	$(1,689,373)	$644,365	$64,590	$708,955
Net loss	—	—	—	—	—	—	(3,544)	(3,544)	(130)	(3,674)
Other comprehensive loss	—	—	—	—	—	(27,199)	—	(27,199)	(2,703)	(29,902)
Stock-based compensation	239	—	—	—	1,114	—	—	1,114	—	1,114
Common stock issued in warrant exercises and redemptions	1,497	—	—	—	4,580	—	—	4,580	—	4,580
Balance at March 31, 2020	110,555	$11	8,024	$1	$2,402,195	$(89,974)	$(1,692,917)	$619,316	$61,757	$681,073

Three Months Ended March 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2018	108,509	$11	8,024	$1	$2,389,548	$(68,026)	$(1,683,319)	$638,215	$63,982	$702,197
Net loss	—	—	—	—	—	—	(9,271)	(9,271)	(758)	(10,029)
Other comprehensive income	—	—	—	—	—	1,748	—	1,748	166	1,914
Adoption of ASC 842	—	—	—	—	—	—	4,723	4,723	503	5,226
Adoption of ASC 606	—	—	—	—	—	—	345	345	—	345
Stock-based compensation	184	—	—	—	636	—	—	636	—	636
Balance at March 31, 2019	108,693	$11	8,024	$1	$2,390,184	$(66,278)	$(1,687,522)	$636,396	$63,893	$700,289

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating activities:
Net loss	$(3,674)	$(10,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,764	44,346
Provision for doubtful accounts	3,392	2,926
Impairment losses on long-lived assets	—	2,290
Impairment on right of use assets	—	2,439
Gain on sale of rental equipment and other property, plant and equipment	(2,980)	(3,888)
Amortization of debt discounts and debt issuance costs	2,896	2,792
Stock-based compensation expense	1,787	1,290
Deferred income tax benefit	684	378
Unrealized currency (gains) losses	891	(292)
Changes in operating assets and liabilities
Trade receivables	636	(26,779)
Inventories	281	(1,185)
Prepaid and other assets	(5,701)	(171)
Operating lease assets and liabilities	(280)	851
Accrued interest	(3,540)	(5,568)
Accounts payable and other accrued liabilities	(9,760)	1,650
Deferred revenue and customer deposits	3,952	4,206
Net cash provided by operating activities	38,348	15,256
Investing activities:
Proceeds from sale of rental equipment	6,786	11,601
Purchase of rental equipment and refurbishments	(39,648)	(51,873)
Proceeds from the sale of property, plant and equipment	3,840	87
Purchase of property, plant and equipment	(1,518)	(1,629)
Net cash used in investing activities	(30,540)	(41,814)
Financing activities:
Receipts from issuance of common stock	4,580	—
Receipts from borrowings	35,793	39,264
Payment of financing costs	—	(83)
Repayment of borrowings	(45,282)	(8,201)
Principal payments on capital lease obligations	—	(32)
Withholding taxes paid on behalf of employees on net settled stock-based awards	(673)	(654)
Net cash (used in) provided by financing activities	(5,582)	30,294
Effect of exchange rate changes on cash and cash equivalents	(629)	85
Net change in cash and cash equivalents	1,597	3,821
Cash and cash equivalents at the beginning of the period	3,045	8,958
Cash and cash equivalents at the end of the period	$4,642	$12,779

Supplemental cash flow information:
Interest paid	$27,384	$33,468
Income taxes paid (refunded), net	$4	$(748)
Capital expenditures accrued or payable	$22,345	$23,147
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
WillScot was incorporated as a Cayman Islands exempt company under the name Double Eagle Acquisition Corporation ("Double Eagle") on June 26, 2015. Prior to November 29, 2017, Double Eagle was a Nasdaq-listed special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. On November 29, 2017, Double Eagle indirectly acquired Williams Scotsman International, Inc. (“WSII”) from Algeco Scotsman Global S.à r.l. (together with its subsidiaries, the “Algeco Group”), which was majority owned by an investment fund managed by TDR Capital LLP ("TDR Capital"). As part of the transaction, Double Eagle domesticated to Delaware and changed its name to WillScot Corporation.
WillScot, whose Class A common shares are listed on the Nasdaq Capital Market (Nasdaq: WSC), serves as the holding company for the Williams Scotsman family of companies. All of the Company’s assets and operations are owned through Williams Scotsman Holdings Corp. (“WS Holdings”). WillScot operates and owns 91.0% of WS Holdings, and Sapphire Holding S.à r.l. (“Sapphire”), an affiliate of TDR Capital, owns the remaining 9.0%.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the US (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements comprise the financial statements of WillScot and its subsidiaries that it controls due to ownership of a majority voting interest and contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, the results of operations and cash flows for the interim periods presented.
On December 31, 2019, the 2019 financial statement amounts were adjusted for the adoption Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) ("ASC 842"), effective retroactively to January 1, 2019, and therefore may not agree to the Quarterly Reports filed on Form 10-Q for the respective periods of 2019.
Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All intercompany balances and transactions are eliminated.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in WillScot's Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Issued and Adopted Accounting Standards
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), which is elective, and provides for optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company is currently evaluating the impact of reference rate reform and potential impact of adoption of these elective practical expedients on its condensed consolidated financial statements and will consider the impact of adoption during its analysis.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASC 326"), which prescribes that financial assets (or a group of financial assets) should be measured at amortized cost basis to be presented at the net amount expected to be collected based on relevant historical information from historical experience, adjusted for current conditions and reasonable and supportable forecasts that affect collectibility. Credit losses relating to these financial assets are recorded through an allowance for credit losses. The Company adopted ASC 326 effective January 1, 2020. The effect of this guidance was immaterial to the Company's consolidated results of operations, financial position and cash flows.
Impact of COVID-19
In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and it has since spread to other regions, including the United States. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

There have been significant changes to the global economic situation and to public securities markets as a consequence of the COVID-19 pandemic. It is reasonably likely that this could cause changes to estimates as a result of the markets in which the Company operates, the price of the Company’s publicly traded equity and debt in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment, the fair value of long-lived assets in relation to potential impairment and the allowance for doubtful accounts.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides several employer and corporate incentives designed to assist businesses with liquidity and support employee retention. The Company continues to assess the implications of the CARES Act to its business and believes that relevant components of the CARES Act are not material to its financial statements as a whole.

NOTE 2 - Acquisitions and Assets Held for Sale
Pending Mobile Mini Merger
On March 1, 2020, the Company, along with its newly formed subsidiary, Picasso Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile Mini, Inc. (“Mobile Mini”). The Merger Agreement provides for the merger of Mobile Mini with and into Merger Sub (the “Merger”), with Mobile Mini surviving as a wholly-owned subsidiary of the Company. At the effective time of the Merger, and subject to the terms and conditions set forth in the Merger Agreement, each outstanding share of the common stock of Mobile Mini shall be converted into the right to receive 2.4050 shares of WillScot Class A common stock.
The Merger has been approved by the boards of directors of the Company and Mobile Mini. The Merger is subject to customary closing conditions, including receipt of regulatory approval and approval by the stockholders of the Company and Mobile Mini and is expected to close in the third quarter of 2020. Additionally, the transaction has the support of TDR Capital, the Company's largest stockholder, which has entered into a voting agreement in support of the Merger.
In connection with the Merger, the Company entered into a commitment letter (the “Commitment Letter”), dated March 1, 2020, as amended and restated on March 24, 2020, and further amended and restated on May 5, 2020, with the lenders party thereto (the “Lenders”). Pursuant to the Commitment Letter, the Lenders have agreed to provide debt financing to refinance the Company’s existing ABL Facility (as defined in Note 9), Mobile Mini’s existing ABL credit facility and Mobile Mini’s outstanding senior notes due 2024 on the terms and conditions set forth in the Commitment Letter.
The Company expensed $9.4 million in transaction costs related to the Merger within selling, general and administrative ("SG&A") for the three months ended March 31, 2020.
Assets Held for Sale
As part of the Modular Space Holdings, Inc. ("ModSpace") acquisition in 2018, the Company implemented a plan to right size its branch network and dispose of unused properties.
As of March 31, 2020, the Company had five properties totaling $8.5 million included in assets held for sale. During the three months ended March 31, 2020, the Company recorded no impairment related to these assets. As of March 31, 2019, the Company had ten properties totaling $21.0 million included in assets held for sale. During the three months ended March 31, 2019, the Company recorded an impairment of $2.3 million related to assets held for sale.
The fair value of the assets held for sale was determined using valuations from third party brokers, which were based on current sales prices for comparable assets, a Level 2 measurement.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three months ended March 31 as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
US	$235,328	$231,467
Canada	16,706	18,194
Mexico	3,787	4,024
Total revenues	$255,821	$253,685

Major Product and Service Lines
The Company’s revenue by major product and service line for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2020	2019
(in thousands)	Total	Total
Modular space leasing revenue	$131,398	$123,550
Portable storage leasing revenue	5,849	6,240
VAPS(a)	41,002	37,392
Other leasing-related revenue(b)	10,103	10,110
Modular leasing revenue	188,352	177,292
Modular delivery and installation revenue	51,070	50,000
Total leasing and services revenue	239,422	227,292
New unit sales revenue	9,613	14,841
Rental unit sales revenue	6,786	11,552
Total revenues	$255,821	$253,685
(a) Includes $4.0 million and $3.8 million of value added products and services ("VAPS") service revenue for the three months ended March 31, 2020 and 2019, respectively.
(b) Primarily damage billings, delinquent payment charges, and other processing fees.
Modular Leasing and Services Revenue
The majority of revenue (72% for the three months ended March 31, 2020 and 68% for the three months ended March 31, 2019) is generated by rental income subject to the guidance of ASC 842. The remaining revenue for the three months ended March 31, 2020 and 2019 is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
Receivables, Contract Assets and Liabilities
As reflected above, approximately 72% of the Company's rental revenue is generated by lease revenue subject to the guidance of ASC 842. The customers that are responsible for the remaining revenue that is accounted for under ASC 606 are generally the same customers that rent the Company's equipment. We manage credit risk associated with our accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both Topic 606 and Topic 840, the discussions below on credit risk and our allowance for doubtful accounts address our total revenues. The Company's top five customers with the largest open receivables balances represented 4.7% of the total receivables balance as of March 31, 2020.
As of December 31, 2019, the Company had approximately $42.6 million of deferred revenue that relates to removal services for lease transactions and advance billings for sale transactions, which are within the scope of ASC 606. As of March 31, 2020, the Company had approximately $44.6 million of deferred revenue relating to these services which are included in deferred revenue and customer deposits in the condensed consolidated balance sheets. During the three months ended March 31, 2020, $7.9 million of previously deferred revenue relating to removal services for lease transactions and advance billings for sale transactions was recognized as revenue.
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
Credit Losses
The Company is exposed to credit losses from trade receivables generated through its leasing and sales business. The Company assesses each customer’s ability to pay for the products it sells by conducting a credit review. The credit review considers expected billing exposure and timing for payment and the customer’s established credit rating. The Company performs its credit review of new customers at inception and for existing customers when they transact new leases after a period of dormancy. The Company also considers contract terms and conditions, country risk and business strategy in the evaluation.
The Company monitors ongoing credit exposure through an active review of customer balances against contract terms and due dates. The Company's activities include timely account reconciliations, dispute resolution and payment confirmations. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The Company uses a loss-rate method to assess for credit losses.

(in thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance at beginning of year	$15,828	$9,340
Net charges to bad debt expense and revenue	3,392	14,496
Write-offs	(2,744)	(7,945)
Foreign currency translation and other	(5)	(63)
Balance at end of period	$16,471	$15,828

NOTE 4 - Leases
As of March 31, 2020, the undiscounted future lease payments for operating lease liabilities were as follows:

(in thousands)
2020	$28,505
2021	35,174
2022	29,103
2023	23,264
2024	18,202
Thereafter	51,725
Total lease payments	185,973
Less: interest	(37,429)
Present value of lease liabilities	$148,544
The Company’s lease activity during the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
Financial Statement Line (in thousands)	2020	2019
Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$1,602	$1,818
Selling, general and administrative	7,885	8,426
Lease impairment expense and other related charges	684	317
Short-term lease expense
Cost of leasing and services	7,300	7,688
Selling, general and administrative	386	813
Lease impairment expense and other related charges	212	—
Variable lease expense
Cost of leasing and services	1,832	642
Selling, general and administrative	867	1,086
Lease impairment expense and other related charges	287	—
Total operating lease expense	$21,055	$20,790
The Company initiated certain restructuring plans associated with the ModSpace acquisition in order to capture operating synergies as a result of integrating ModSpace into WillScot. The restructuring activities primarily include the termination of leases for duplicative branches, equipment and corporate facilities. As part of these plans, certain of its leased locations were vacated and leases were terminated or impaired. During the three months ended March 31, 2020, the Company recorded $1.7 million in lease impairment expense and other related charges which are comprised of $0.5 million loss on lease exit and $1.2 million in closed location rent expense. During the three months ended March 31, 2019, the Company recorded $3.1 million in lease impairment expense and other related charges which are comprised of $2.4 million in right-of-use ("ROU") asset impairment on leased locations no longer used in operations, $0.4 million loss on lease exit and $0.3 million in closed location rent expense.
Supplemental cash flow information related to operating leases for the three months ended March 31, 2020 was as follows:

	Three Months Ended March 31,
Supplemental Cash Flow Information (in thousands)	2020	2019
Cash paid for the amounts included in the measurement of lease liabilities	$10,108	$9,826
Right of use assets obtained in exchange for lease obligations	$13,270	$8,934
Weighted-average remaining operating lease terms and the weighted average discount rates as of March 31, 2020 and December 31, 2019 were as follows:

Lease Terms and Discount Rates	March 31, 2020	December 31, 2019
Weighted-average remaining lease term	6.55 years	6.51 years
Weighted-average discount rate	6.8%	7.0%
The Company presents information related to leasing revenues in Note 3.

NOTE 5 - Inventories
Inventories were comprised of raw materials and consumables of $15.0 million and $15.4 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 6 - Rental Equipment, net
Rental equipment, net, at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Modular units and portable storage	$2,446,510	$2,455,471
Value added products	125,384	121,855
Total rental equipment	2,571,894	2,577,326
Less: accumulated depreciation	(658,899)	(632,890)
Rental equipment, net	$1,912,995	$1,944,436

NOTE 7 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular – US	Modular – Other North America	Total
Balance at December 31, 2018	$213,264	$33,753	$247,017
Changes to preliminary purchase price accounting	(9,331)	(4,148)	(13,479)
Effects of movements in foreign exchange rates	—	1,639	1,639
Balance at December 31, 2019	203,933	31,244	235,177
Effects of movements in foreign exchange rates	—	(2,381)	(2,381)
Balance at March 31, 2020	$203,933	$28,863	$232,796
The Company had no goodwill impairment during the three months ended March 31, 2020 or the year ended December 31, 2019.
The Company considered the economic environment resulting from the COVID-19 pandemic as part of its review for indicators of potential impairment and reviewed qualitative information currently available in determining if it was more likely than not that the fair values of the Company’s reporting units were less than the carrying amounts as of March 31, 2020. Based on the Company’s current long-term projections and the extent of fair value in excess of carrying value at the Company's October 1, 2019 annual impairment test date, management concluded that it is not more likely than not that the fair value of the Company's reporting units were less than their carrying amount during the three months ended March 31, 2020 and therefore no impairment occurred.

Due to the uncertain and rapidly evolving nature of the conditions surrounding the COVID-19 pandemic, changes in economic outlook may change our long-term projections.

NOTE 8 - Intangibles
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	March 31, 2020
(in thousands)	Remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
ModSpace trade name	1.4	$3,000	$(1,625)	$1,375

Indefinite-lived intangible assets:
Trade name		125,000	—	125,000
Total intangible assets other than goodwill		$128,000	$(1,625)	$126,375

	December 31, 2019
(in thousands)	Remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
ModSpace trade name	1.7	$3,000	$(1,375)	$1,625

Indefinite-lived intangible assets:
Trade names		125,000	—	125,000
Total intangible assets other than goodwill		$128,000	$(1,375)	$126,625
In the ModSpace acquisition, the Company allocated $3.0 million to definite-lived intangible assets related to the ModSpace trade name. The ModSpace trade name has an estimated useful life of three years. These intangibles are non-deductible for income tax purposes.
For both the three months ended March 31, 2020 and 2019, the aggregate amount recorded to other depreciation and amortization expense for the ModSpace trade name was $0.3 million.

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	March 31, 2020	December 31, 2019
2022 Secured Notes	7.875%	2022	$264,982	$264,576
2023 Secured Notes	6.875%	2023	483,201	482,768
US ABL Facility	Varies	2022	877,589	885,245
Canadian ABL Facility (a)	Varies	2022	—	—
Total long-term debt			$1,625,772	$1,632,589
(a) As of March 31, 2020 and December 31, 2019, the Company had no outstanding principal borrowings on the Canadian ABL Facility and $1.8 million and $2.1 million of related debt issuance costs, respectively. As there were no principal borrowings outstanding on the Canadian ABL Facility, the $1.8 million and $2.1 million of debt issuance costs related to that facility are included in other non-current assets on the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.
The Company is subject to various covenants and restrictions for the ABL Facility, the 2022 Secured Notes and the 2023 Secured Notes. The Company was in compliance with all covenants related to debt as of March 31, 2020 and December 31, 2019.
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
Borrowing availability under the ABL Facility is equal to the lesser of $1.425 billion and the applicable borrowing bases (the “Line Cap”). The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool. At March 31, 2020, the Line Cap is $1.412 billion.
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
At March 31, 2020, the weighted average interest rate for borrowings under the ABL Facility was 3.30%. The weighted average interest rate on the balance outstanding, as adjusted for the effects of the interest rate swap agreements was 4.35%. Refer to Note 14 for a more detailed discussion on interest rate management.
At March 31, 2020, the Borrowers had $505.8 million of available borrowing capacity under the ABL Facility, including $378.8 million under the US ABL Facility and $127.0 million under the Canadian ABL Facility. At December 31, 2019, the Borrowers had $509.1 million of available borrowing capacity under the ABL Facility, including $369.3 million under the US ABL Facility and $139.8 million under the Canadian ABL Facility.
The Company had issued $12.7 million of standby letters of credit under the ABL Facility at March 31, 2020 and December 31, 2019. At March 31, 2020, letters of credit and guarantees carried fees of 2.625%.
The Company had $893.5 million and $903.0 million in outstanding principal under the ABL Facility at March 31, 2020 and December 31, 2019, respectively.
Debt issuance costs and discounts of $15.9 million and $17.8 million are included in the carrying value of the ABL Facility at March 31, 2020 and December 31, 2019, respectively.
2022 Senior Secured Notes
WSII has $270.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “2022 Secured Notes”) under an indenture dated November 29, 2017, entered into by and among WSII, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. Interest is payable semi-annually on June 15 and December 15, beginning June 15, 2018.
On December 13, 2019, the Company completed a partial redemption of $30.0 million of the then outstanding $300.0 million of 2022 Secured Notes at a redemption price of 103% using proceeds from its ABL Facility. The Company recorded a loss on extinguishment of debt of $1.5 million, which included $0.9 million of an early redemption premium and $0.6 million related to the write-off of unamortized deferred financing fees.
Unamortized debt issuance costs pertaining to the 2022 Secured Notes were $5.0 million and $5.4 million as of March 31, 2020 and December 31, 2019, respectively.
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
Unamortized debt issuance costs and discounts, net of premium, pertaining to the 2023 Secured Notes were $6.8 million and $7.2 million as of March 31, 2020 and December 31, 2019, respectively.

2023 Senior Unsecured Notes
On August 3, 2018, a special purpose subsidiary of WSII completed a private offering of $200.0 million in aggregate principal amount of its senior unsecured notes due November 15, 2023 (the “Unsecured Notes”). On June 19, 2019 (the "Redemption Date"), WSII used proceeds from its US ABL Facility to redeem all $200.0 million in aggregate outstanding principal amount of the Unsecured Notes at a redemption price of 102.0%, plus a make-whole premium of 1.126% and any accrued and unpaid interest to, but not including, the Redemption Date. The Company recorded a loss on extinguishment of $7.2 million during the second quarter of 2019, which included $6.2 million of make-whole premiums and $1.0 million related to the write-off of unamortized deferred financing fees.
Prior to the redemption, the Unsecured Notes bore interest at a rate of 10% per annum. Interest was payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.

NOTE 10 – Equity
Common Stock and Warrants
Common Stock
In connection with the stock compensation vesting event described in Note 13 and the warrant exercises described below, the Company issued 1,736,441 shares of common stock during the three months ended March 31, 2020.
Warrants
Double Eagle issued warrants to purchase its common stock as components of units sold in its initial public offering (the “Public Warrants”). Double Eagle also issued warrants to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants,” and together with the Public Warrants, the "2015 Warrants").
On January 24, 2020, the Company delivered a notice (the “Redemption Notice”) to redeem all of its outstanding Public Warrants to purchase the Company’s Class A common stock, which were issued under the warrant agreement, dated September 10, 2015, by and between Double Eagle and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), as part of the units sold in Double Eagle's initial public offering that remained unexercised on February 24, 2020. As further described in the Redemption Notice and permitted under the Warrant Agreement, holders of the Public Warrants who exercised such Public Warrants following the date of the Redemption Notice were required to do so on a cashless basis.
From January 1, 2020 through January 24, 2020, 796,610 Public Warrants were exercised for cash, resulting in the Company receiving cash proceeds of $4.6 million in the aggregate. An aggregate of 398,305 shares of the Company's Class A common stock were issued in connection with these exercises.
After January 24, 2020 through February 24, 2020, 5,836,048 Public Warrants were exercised on a cashless basis. An aggregate of 1,097,162 shares of the Company's Class A common stock were issued in connection with these exercises. Thereafter, the Company completed the redemption of 38,509 remaining Public Warrants for $0.01 per warrant.
As part of the ModSpace acquisition purchase price, the Company issued warrants to purchase shares of WillScot’s Class A common stock at an exercise price of $15.50 per share (the "2018 Warrants").
At March 31, 2020, 9,966,070 of the 2018 Warrants and 17,561,700 of the Private Warrants were outstanding.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCL"), net of tax, for the three months ended March 31, 2020 and 2019 were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2019	$(52,982)	$(9,793)	$(62,775)
Total other comprehensive loss prior to reclassifications	(21,144)	(10,330)	(31,474)
Reclassifications to the statements of operations	—	1,572	1,572
Less other comprehensive loss attributable to non-controlling interest	1,913	790	2,703
Balance at March 31, 2020	$(72,213)	$(17,761)	$(89,974)

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2018	$(62,608)	$(5,418)	$(68,026)
Total other comprehensive income (loss) prior to reclassifications	4,115	(2,636)	1,479
Reclassifications to statements of operations	—	435	435
Less other comprehensive (loss) income attributable to non-controlling interest	(364)	198	(166)
Balance at March 31, 2019	$(58,857)	$(7,421)	$(66,278)
For the three months ended March 31, 2020 and 2019, $1.6 million and $0.6 million, respectively, was reclassified from AOCL into the condensed consolidated statement of operations within interest expense related to the interest rate swaps discussed in Note 14. For the three months ended March 31, 2020 and 2019, the Company recorded a tax benefit of $0.0 million and $0.1 million, respectively, associated with this reclassification.

NOTE 11 – Income Taxes
The Company recorded $0.8 million and $0.4 million of income tax expense for the three months ended March 31, 2020 and 2019, mainly related to accrued interest on uncertain tax positions and legislative changes in the first quarter of 2020, and accrued interest on uncertain tax positions in 2019, discrete to the quarter, respectively. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was (27.4)%, and (3.9)%, respectively. The Company did not recognize a tax benefit for loss from operations as of March 31, 2020, as it is not likely that the benefit is realizable. A tax benefit will be recognized only when there is sufficient income to support realization of a benefit.

NOTE 12 - Fair Value Measures
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
The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	March 31, 2020				December 31, 2019
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
US ABL Facility	$877,589	$—	$893,500	$—	$885,245	$—	$903,000	$—
Canadian ABL Facility	—	—	—	—	—	—	—	—
2022 Secured Notes	264,982	—	262,429	—	264,576	—	282,250	—
2023 Secured Notes	483,201	—	473,498	—	482,768	—	517,334	—
Total	$1,625,772	$—	$1,629,427	$—	$1,632,589	$—	$1,702,584	$—

The carrying value of the US ABL Facility, the 2022 Secured Notes and the 2023 Secured Notes includes $15.9 million, $5.0 million and $6.8 million, respectively, of unamortized debt issuance costs as of March 31, 2020, which are presented as a direct reduction of the corresponding liability. The carrying value of the US ABL Facility, the 2022 Secured Notes and the 2023 Secured Notes includes $17.8 million, $5.4 million and $7.2 million, respectively, of unamortized debt issuance costs for the year ended December 31, 2019, which are presented as a direct reduction of the corresponding liability.
The carrying value of the US and Canadian ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair value of the 2022 Secured Notes and the 2023 Secured Notes is based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities designated as hedges in the condensed consolidated balance sheet are disclosed in Note 14.

NOTE 13 - Stock-Based Compensation
During the three months ended March 31, 2020, 174,020 time-based restricted stock units ("Time-Based RSUs") and 202,923 market-based restricted stock units ("Market-Based RSUs", and together with the Time-Based RSUs, the "RSUs") were granted under the WillScot Corporation 2017 Incentive Award Plan (the "Plan").
During the three months ended March 31, 2020, 323,678 Time-Based RSUs and 133,547 stock options vested in accordance with their terms, resulting in the issuance of 238,927 shares of common stock to participants, net of 84,751 shares withheld to cover taxes. During the three months ended March 31, 2020, 15,106 Time-Based RSUs and 12,700 Market-Based RSUs were forfeited.
At March 31, 2020, 52,755 RSAs, 900,541 Time-Based RSUs, 478,504 Market-Based RSUs, and 253,328 stock options were unvested, with weighted average grant date fair values of $14.69, $13.49, $14.71, and $5.51, respectively.
RSAs
Compensation expense for restricted stock awards ("RSAs") recognized in SG&A on the condensed consolidated statements of operations was $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, with associated tax benefits of $0.0 million and $0.1 million. At March 31, 2020, there was $0.2 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.2 years.
Time-Based RSUs
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $1.0 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively, with associated tax benefits of $0.0 million and $0.2 million. At March 31, 2020, unrecognized compensation cost related to Time-Based RSUs totaled $12.0 million and is expected to be recognized over the remaining weighted average vesting period of 2.7 years.
Market-Based RSUs
Compensation expense for Market-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $0.4 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, with no associated tax benefits. At March 31, 2020, unrecognized compensation cost related to Market-Based RSUs totaled $5.7 million and is expected to be recognized over the remaining vesting period of 2.4 years.
Stock Option Awards
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, with no associated tax benefits.
At March 31, 2020, unrecognized compensation cost related to stock option awards totaled $1.4 million and is expected to be recognized over the remaining vesting period of 2.0 years.

NOTE 14 - Derivatives
On November 6, 2018, WSII entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The Swap Agreement will terminate on May 29, 2022, at the same time the Company’s ABL Facility matures. Under the terms of the Swap Agreement, the Company receives a floating rate equal to 1 month LIBOR and makes payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 0.70% and 1.74% at March 31, 2020 and December 31, 2019, respectively.
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility.
The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

(in thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019
Cash Flow Hedges:
Interest rate swap	Accrued liabilities	$10,072	$5,348
Interest rate swap	Other long-term liabilities	$13,162	$8,943

The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of March 31, 2020 and December 31, 2019, respectively, for contracts involving the same attributes and maturity dates.

The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statement of operations for the three months ending March 31:

(in thousands)	2020	2019
Loss recognized in OCI	$(8,758)	$(2,874)
Location of loss recognized in income	Interest expense	Interest expense
Loss reclassified from AOCI into income (effective portion)	$(1,572)	$(568)

NOTE 15 - Commitments and Contingencies
Commitments
At March 31, 2020 and December 31, 2019, commitments for the acquisition of rental equipment and property, plant and equipment were $9.9 million and $4.5 million, respectively.
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

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31, 2020
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$172,575	$15,777	$188,352
Modular delivery and installation	47,617	3,453	51,070
Sales revenue:
New units	9,267	346	9,613
Rental units	4,405	2,381	6,786
Total revenues	233,864	21,957	255,821

Costs:
Cost of leasing and services:
Modular leasing	46,884	2,925	49,809
Modular delivery and installation	40,706	3,159	43,865
Cost of sales:
New units	6,007	196	6,203
Rental units	2,305	1,501	3,806
Depreciation of rental equipment	41,653	4,295	45,948
Gross profit	$96,309	$9,881	$106,190
Other selected data:
Adjusted EBITDA	$81,685	$7,859	$89,544
Selling, general and administrative expense	$68,663	$6,305	$74,968
Other depreciation and amortization	$2,877	$197	$3,074
Purchases of rental equipment and refurbishments	$37,006	$2,642	$39,648

	Three Months Ended March 31, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$161,885	$15,407	$177,292
Modular delivery and installation	46,006	3,994	50,000
Sales revenue:
New units	13,961	880	14,841
Rental units	8,323	3,229	11,552
Total revenues	230,175	23,510	253,685

Costs:
Cost of leasing and services:
Modular leasing	43,883	3,352	47,235
Modular delivery and installation	39,751	3,592	43,343
Cost of sales:
New units	10,250	628	10,878
Rental units	5,869	1,926	7,795
Depreciation of rental equipment	36,474	4,629	41,103
Gross profit	$93,948	$9,383	$103,331
Other selected data:
Adjusted EBITDA	$75,946	$7,408	$83,354
Selling, general and administrative expense	$65,930	$7,389	$73,319
Other depreciation and amortization	$2,574	$210	$2,784
Purchases of rental equipment and refurbishments	$49,921	$1,952	$51,873

The following tables present a reconciliation of the Company’s (loss) income from operations before income tax to Adjusted EBITDA by segment for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31, 2020
(in thousands)	Modular - US	Modular - Other North America	Total
(Loss) income from operations before income taxes	$(4,273)	$1,389	$(2,884)
Interest expense	27,928	329	28,257
Depreciation and amortization	44,530	4,492	49,022
Currency (gains) losses, net	(525)	1,423	898
Restructuring costs, lease impairment expense and other related charges	1,355	246	1,601
Transaction costs	9,431	—	9,431
Integration costs	1,696	(11)	1,685
Stock compensation expense	1,787	—	1,787
Other income	(244)	(9)	(253)
Adjusted EBITDA	$81,685	$7,859	$89,544

	Three Months Ended March 31, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
(Loss) income from operations before income taxes	$(10,044)	$393	$(9,651)
Interest expense	30,582	533	31,115
Depreciation and amortization	39,047	4,840	43,887
Currency gains, net	(130)	(186)	(316)
Restructuring costs, lease impairment expense and other related charges	4,177	564	4,741
Goodwill and other impairments	1,801	489	2,290
Integration costs	9,352	786	10,138
Stock compensation expense	1,290	—	1,290
Other income	(129)	(11)	(140)
Adjusted EBITDA	$75,946	$7,408	$83,354

NOTE 17 - Loss Per Share
Basic loss per share (“EPS”) is calculated by dividing net loss attributable to WillScot by the weighted average number of Class A common shares outstanding during the period. The common shares issued as a result of the vesting of RSUs and for warrants exercised or redeemed during the three months ended March 31, 2020, were included in EPS based on the weighted average number of days in which they were vested and outstanding during the period.
Class B common shares have no rights to dividends or distributions made by the Company and, in turn, are excluded from the EPS calculation. Pursuant to the exchange agreement entered into by WS Holding's shareholders, Sapphire has the right, but not the obligation, to exchange all, but not less than all, of its shares of WS Holdings into newly issued shares of WillScot’s Class A common stock in a private placement transaction. In connection with the pending Merger, Sapphire has agreed to exchange all of its shares of common stock, par value $0.0001 per share, of WS Holdings, immediately prior to the effective time of the Merger, for shares of WillScot's Class A common stock, at an exchange ratio of 1.3261 times, without any subsequent adjustment. As a result of such exchange, at the effective time of the Merger, all issued and outstanding shares of the Company's Class B common stock (which are held by Sapphire) will be cancelled. The effect of the cancellation of shares of Class B common stock would be anti-dilutive for the three months ended March 31, 2020 and 2019.
Diluted EPS is computed similarly to basic EPS, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive.
Stock options, Time-Based RSUs, RSAs, and warrants representing 534,188, 900,541, 52,755, and 18,746,920 shares of Class A common stock outstanding for the three months ended March 31, 2020 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Market-Based RSUs representing 578,886 shares of Class A common stock outstanding for the three months ended March 31, 2020, which can vest at 0% to 150% of the amount granted, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
Stock options, Time-Based RSUs, RSAs, and warrants representing 589,257, 1,117,953, 44,378 and 22,183,513 shares of Class A common stock outstanding for the three months ended March 31, 2019, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Market-Based RSUs representing 302,182 shares of Class A common stock outstanding for the three months ended March 31, 2019, which can vest at 0% to 150% of the amount granted, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 18 - Related Parties
Related party balances included in the Company’s consolidated balance sheet at March 31, 2020 and December 31, 2019, consisted of the following:

(in thousands)	Financial statement line Item	March 31, 2020	December 31, 2019
Receivables due from affiliates	Accounts receivable, net	$376	$26
Amounts due to affiliates(a)	Accrued liabilities	(981)	(883)
	Total related party liabilities, net	$(605)	$(857)

(a) The Company had accrued expenses of $0.2 million and $0.6 million at March 31, 2020 and December 31, 2019, respectively, included in amounts due to affiliates, related to rental equipment purchases from an entity within the Algeco Group. Two of the Company's directors also serve on the board of directors to a consulting firm with which the Company incurs professional fees.
Related party transactions included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2020 and 2019, respectively, consisted of the following:

		Three Months Ended March 31,
(in thousands)	Financial statement line item	2020	2019
Leasing revenue from related parties	Modular leasing revenue	$417	$74
Consulting expense to related party(a)	Selling, general & administrative expenses	(838)	(272)
	Total related party expense, net	$(421)	$(198)
(a) Two of the Company's directors also serve on the board of directors to a consulting firm with which the Company incurs professional fees.
On August 22, 2018, WillScot’s majority stockholder, Sapphire, entered into a margin loan (the "Margin Loan") under which all of its WillScot Class A common stock was pledged to secure $125.0 million of borrowings under the loan agreement. WillScot is not a party to the loan agreement and has no obligations thereunder, but WillScot delivered an issuer agreement to the lenders under which WillScot has agreed to certain obligations relating to the shares pledged by Sapphire and, subject to applicable law and stock exchange rules, not to take any actions that are intended to materially hinder or delay the exercise of any remedies with respect to the pledged shares. In connection with the Margin Loan, on August 24, 2018, WSII entered into a two-year supply agreement with Target Logistics Management LLC, an affiliate controlled by Sapphire, under which, subject to limited exceptions, WSII acquired the exclusive right to supply modular units, portable storage units, and other ancillary products ordered by the affiliate in the US. As of March 31, 2020, the 49,053,740 shares of WillScot Class A common stock pledged by Sapphire represented approximately 44.4% of WillScot’s issued and outstanding Class A shares.
The Company had capital expenditures of rental equipment purchased from related party affiliates of $0.2 million and $1.5 million for three months ended March 31, 2020 and 2019, respectively.

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
On December 31, 2019, the 2019 financial statement amounts were adjusted for the adoption ASU 2016-02, Leases (Topic 842) ("ASC 842"), effective retroactively to January 1, 2019, and therefore may not agree to the Quarterly Reports filed on Form 10-Q for the respective periods of 2019.
Executive Summary and Outlook
We are a leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. As of March 31, 2020, our branch network included approximately 120 locations and additional drop lots to service our more than 50,000 customers across the US, Canada and Mexico. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 125,000 modular space units and over 25,000 portable storage units in our fleet.
Equipment leasing is our core business. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our Modular Lease Revenue is highly predictable due to its reoccurring nature and the underlying stability and diversification of our lease portfolio. Our average minimum contractual lease term at the time of delivery is over 11 months. However, given our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio is 34 months.

We remain focused on our core priorities of growing modular leasing revenues by increasing modular space units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.
Our customers operate in a diversified set of end-markets, including commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 83% of our revenues in the three months ended March 31, 2020.
Significant Developments
Pending Mobile Mini Merger
On March 2, 2020, we announced that we entered into an Agreement and Plan of Merger with Mobile Mini, Inc. (“Mobile Mini”). The pending merger with Mobile Mini is subject to customary closing conditions, including receipt of regulatory approvals and stockholder approvals from the Company's and Mobile Mini’s stockholders. We are working collaboratively with our counterparts at Mobile Mini to satisfy these closing conditions and plan the integration of the two businesses with the expectation of closing in the third quarter of 2020. We believe that the merger will result in strategic and financial benefits by combining the two industry leaders in the complementary modular space and portable storage solutions markets.
COVID-19 Impact on Business
During the three months ended March 31, 2020, financial results for our operations were not significantly impacted by the COVID-19 outbreak as we are considered an essential business in most jurisdictions and as such have continued to operate normally with additional safety protocols in place. However, there have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic, and since the declaration by the World Health Organization on March 11, 2020 of COVID-19 as a global pandemic, our operations have been adversely impacted and we expect our financial results may be adversely impacted in the future. The global pandemic is resulting in significant global social and business disruption, and in response we are modifying the way we communicate and conduct business with our customers, suppliers and employees. The following summarizes many of the key actions we have taken in response to the pandemic.
Employee Safety and Health
The Company has implemented various employee safety measures to contain the spread of COVID-19, including domestic and international travel restrictions, the promotion of social distancing and work-from-home practices, extensive cleaning protocols, daily symptom assessments, and enhanced use of personal protective equipment such as masks. We are closely monitoring all guidance provided by public agencies such as the Centers for Disease Control and Prevention in the US or the Public Health Agency of Canada to ensure the safety of our employees, vendors, and customers as our top priority.
Sales and Leasing Operations
The Company is responding to shelter-in-place and similar government orders, which vary significantly across our geographic markets. As a result of the shelter-in-place orders and increased social distancing, some of our markets, such as special events and sports and entertainment, have experienced immediate reductions in demand for new projects. Other sectors such as health care have seen increased demand, and other sectors such as construction have remained active but with varying degrees of project disruption. We are also responding to demand across our end markets from customers in need of additional office space to facilitate social distancing. As the Company serves many critical sectors of the economy, the Company will continue to help support customers who remain operational, as well as those who are actively engaged in the COVID-19 response. We believe that our branch locations are considered essential businesses in most jurisdictions and as such have continued to operate normally with the aforementioned safety protocols in place, while our customer service and sales teams are working closely with customers to meet current demand. The impact on future demand for new projects will depend greatly on the degree and duration to which governments restrict business and personal activities going forward and when businesses resume normal operations.
Cost Reductions
In anticipation of a potential decline in demand for new projects, the Company has implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. These actions include suspending previously planned compensation increases for its corporate and shared services employees until the third quarter of 2020, putting a temporary freeze on hiring, significant planned reductions to overtime and external variable labor costs, and significant reductions in other discretionary spending including marketing, travel and entertainment, outside professional fees and other aspects of the business. Reduced demand for new projects allows the Company to reduce or delay capital spending, including new fleet purchases, refurbishments of existing equipment, and improvements to branch infrastructure. The Company monitors new project demand on a daily basis, and given the flexibility in our cost structure, can adjust costs and capital spending rapidly to align with demand levels.

First Quarter Highlights
For the three months ended March 31, 2020, key drivers of financial performance included:
•Total revenues increased by $2.1 million, or 0.8%, as compared to the same period in 2019, driven by a $12.2 million, or 5.4% increase in our core leasing and services revenues primarily due to pricing growth, partially offset by lower units on rent. Increases in our core leasing and services revenues were partially offset by new and rental unit sales which decreased by $5.2 million, or 35.1% and by $4.8 million, or 41.4%, respectively, driven by higher demand in 2019.
–Consolidated modular space average monthly rental rate increased to $653 representing a 13.6% increase year over year.
–Consolidated average modular space units on rent decreased 5,320 or 5.7% year over year, and average modular space utilization decreased 320 basis points (“bps”) year over year to 69.2%.
•Modular - US segment revenues, which represented 91.4% of revenue for the three months ended March 31, 2020, increased by $3.7 million, or 1.6%, as compared to the same period in 2019, through:
–Modular space average monthly rental rate of $659, increased 14.2% year over year. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base.
–Average modular space units on rent decreased 4,961, or a 5.9% year over year decrease.
–Average modular space monthly utilization decreased 330 bps to 71.5% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
•Modular - Other North America segment revenues which represented 8.6% of revenues for the three months ended March 31, 2020, decreased by $1.5 million, or 6.4% as compared to the same period in 2019. Decreases were driven primarily by decreased new and rental unit sales and decreased modular delivery and installation revenues which decreased by $1.4 million, or 34.1%, and by $0.5 million, or 12.5%, respectively, driven by higher demand in 2019. These decreases were partially offset by net increases in modular leasing revenues through:
–Average modular space monthly rental rate increased 8.7% to $600.
–Average modular space units on rent decreased by 359 units, or 4.1% as compared to the same period in 2019.
–Average modular space monthly utilization decreased by 230 bps as compared to the same period in 2019 to 52.8%.
•Generated consolidated net loss of $3.7 million for the three months ended March 31, 2020, which included $12.7 million of discrete costs expensed in the period related to acquisition and integration activities, including $9.4 million of transaction costs related to the announced Mobile Mini merger, $1.7 million of integration costs, and $1.6 million of lease impairment and other related charges and restructuring costs.
•Generated Adjusted EBITDA of $89.5 million for the three months ended March 31, 2020, representing an increase of $6.1 million or 7.3% as compared to the same period in 2019, which includes continued realization of commercial and cost synergies associated with the ModSpace acquisition. Adjusted EBITDA for the Modular - US segment and the Modular - Other North America segment, respectively, was $81.7 million and $7.8 million for the three months ended March 31, 2020.
•Generated Free Cash Flow of $7.8 million for the three months ended March 31, 2020, representing an increase of $34.4 million as compared to the same period in 2019, as net cash provided by operating activities of $38.3 million was reinvested primarily in value added products and fleet refurbishments to support growth of modular leasing revenues (net cash used in investing activities of $30.5 million).

Consolidated Results of Operations
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Our consolidated statements of operations for the three months ended March 31, 2020 and 2019 are presented below:

	Three Months Ended March 31,		2020 vs. 2019 $ Change
(in thousands)	2020	2019
Revenues:
Leasing and services revenue:
Modular leasing	$188,352	$177,292	$11,060
Modular delivery and installation	51,070	50,000	1,070
Sales revenue:
New units	9,613	14,841	(5,228)
Rental units	6,786	11,552	(4,766)
Total revenues	255,821	253,685	2,136
Costs:
Costs of leasing and services:
Modular leasing	49,809	47,235	2,574
Modular delivery and installation	43,865	43,343	522
Costs of sales:
New units	6,203	10,878	(4,675)
Rental units	3,806	7,795	(3,989)
Depreciation of rental equipment	45,948	41,103	4,845
Gross Profit	106,190	103,331	2,859
Expenses:
Selling, general and administrative	74,968	73,319	1,649
Other depreciation and amortization	3,074	2,784	290
Impairment losses on long-lived assets	—	2,290	(2,290)
Lease impairment expense and other related charges	1,661	3,085	(1,424)
Restructuring costs	(60)	1,656	(1,716)
Currency losses (gains), net	898	(316)	1,214
Other expense (income), net	276	(951)	1,227
Operating income	25,373	21,464	3,909
Interest expense	28,257	31,115	(2,858)
Loss from operations before income tax	(2,884)	(9,651)	6,767
Income tax expense	790	378	412
Net loss	(3,674)	(10,029)	6,355
Net loss attributable to non-controlling interest, net of tax	(130)	(758)	628
Net loss attributable to WillScot	$(3,544)	$(9,271)	$5,727
Comparison of Three Months Ended March 31, 2020 and 2019
Revenue: Total revenue increased $2.1 million, or 0.8%, to $255.8 million for the three months ended March 31, 2020 from $253.7 million for the three months ended March 31, 2019. The increase was primarily the result of a 5.4% increase in leasing and services revenue driven by improved pricing on modular space units as well as increased modular delivery and installation revenues of 2.2% due to higher revenues per transaction. The increase in leasing and services revenue was partially offset by decreases of $5.2 million, or 35.1%, and $4.8 million, or 41.4%, on new unit and rental unit sales, respectively, as compared to the same period in 2019 driven by lower sales demand.
Total average units on rent for the three months ended March 31, 2020 and 2019 were 104,335 and 110,728, respectively. The decrease was due primarily to lower units on rent, with modular space average units on rent decreasing 5,320 units, or 5.7%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Modular space average monthly rental rates increased 13.6% to $653 for the three months ended March 31, 2020. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base. Portable storage average units on rent decreased by 1,073 units, or 6.2%, for the three months ended March 31, 2020. Average portable storage monthly rental rates were flat for the three months ended March 31, 2020. The average modular space unit utilization rate during the three months ended March 31, 2020 was 69.2%, as compared to 72.4% during the same period in 2019. This decrease was driven by lower average modular space units on rent, partially offset by a lower total modular space unit fleet size. The average portable storage unit utilization rate during the three months ended March 31, 2020 was 64.1%, as compared to 66.1% during the same period in 2019. The decrease in average portable storage utilization rate was driven by declines in the number of portable storage average units on rent.
Gross Profit: Our gross profit percentage was 41.5% and 40.7% for the three months ended March 31, 2020 and 2019, respectively. Our gross profit percentage, excluding the effects of depreciation, was 59.5% and 56.9% for the three months ended March 31, 2020 and 2019, respectively.
Gross profit increased $2.9 million, or 2.8%, to $106.2 million for the three months ended March 31, 2020 from $103.3 million for the three months ended March 31, 2019. The increase in gross profit is a result of an $8.5 million increase in modular leasing gross profit and increased delivery and installation gross profit of $0.5 million. Increases in modular leasing and services gross profit were primarily as a result of increased revenues due to favorable average monthly rental rates on modular space units and increased delivery and installation margins driven primarily by higher pricing per transaction. These increases were partially offset by increased depreciation of $4.8 million as a result of continued capital investment in our existing rental equipment and decreased new and rental unit sale margins of $1.3 million due to lower demand.
SG&A: Selling, general and administrative ("SG&A") increased $1.7 million, or 2.3%, to $75.0 million for the three months ended March 31, 2020, compared to $73.3 million for the three months ended March 31, 2019. The primary driver of the increase is related to increased discrete costs. Discrete items within SG&A increased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, by $0.9 million as transaction costs related to the announced Mobile Mini transaction of $9.4 offset reduced integration cost savings of $8.5 million as compared to the three months ended March 31, 2019. Stock compensation expense increased $0.5 million and other costs decreased $0.5 million as compared to the three months ended March 31, 2019.
Excluding discrete items, SG&A increased $0.6 million as a result of increased expenses related to our bi-annual company meeting held in January of 2020, which drove an increase of approximately $2.4 million as compared to the prior year. Employee costs also increased $0.5 million driven by the increased employee benefit costs that more than offset employee salary cost savings of $1.1 million as compared to the prior year. Occupancy costs and computer costs decreased $1.3 million and $1.0 million, respectively, as a result of realized cost savings achieved by exiting redundant real estate locations and consolidating information systems.
Other Depreciation and Amortization: Other depreciation and amortization was $3.1 million for the three months ended March 31, 2020, and increased $0.3 million as compared to $2.8 million for the three months ended March 31, 2019.
Impairment Losses on Long-lived Assets: Impairment losses on long-lived assets was $2.3 million for the three months ended March 31, 2019 related to the valuation of properties classified as assets held for sale as a result of the ModSpace acquisition. No similar impairments occurred during the three months ended March 31, 2020.
Lease Impairment expense and Other Related Charges: Lease impairment expense and other related charges was $1.7 million for the three months ended March 31, 2020 as compared to $3.1 million for the three months ended March 31, 2019. Lease impairment expense and other related charges of $1.7 million for the three months ended March 31, 2020 relates to closed location rent expense and loss on lease exits, compared to the $3.1 million for the three months ended March 31, 2019 which included $2.4 million as a result of right of use asset impairment and $0.7 million related to closed location rent expense and loss on lease exits.
Restructuring Costs: In the three months ended March 31, 2020, the Company had $0.1 million in reversal of restructuring costs attributable to adjustments to previously recorded employee termination accruals. In the three months ended March 31, 2019, $1.7 million of restructuring costs was recorded primarily related to employee termination costs as a result of the ModSpace integration.
Currency Losses (Gains), net: Currency losses (gains), net decreased by $1.2 million to a $0.9 million loss for the three months ended March 31, 2020 compared to a $0.3 million gain for the three months ended March 31, 2019. The decrease in currency gains in 2020 was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other Expense (Income), Net: Other expense (income), net was expense of $0.3 million for the three months ended March 31, 2020 compared to income of $1.0 million for the three months ended March 31, 2019. Other income, net of $1.0 million for the three months ended March 31, 2019 was primarily driven by the receipt of a settlement which contributed $0.9 million to other expense (income), net.
Interest Expense: Interest expense decreased $2.8 million, or 9.0%, to $28.3 million for the three months ended March 31, 2020 from $31.1 million for the three months ended March 31, 2019. The decrease in interest expense is primarily attributable to the repayment of our 10% senior unsecured notes in the second quarter of 2019, partially offset by an increase in borrowings under our 6.875% senior secured notes. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.

Income Tax Expense: Income tax expense increased $0.4 million to $0.8 million for the three months ended March 31, 2020 compared to $0.4 million for the three months ended March 31, 2019. The increase in income tax expense was driven by legislative enacted discrete benefits recorded in the three months ended March 31, 2019 which did not occur in the three months ended March 31, 2020.

Business Segment Results
Our principal line of business is modular leasing and sales. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico.
The following tables and discussion summarize our reportable segment financial information for the three months ended March 31, 2020 and 2019. Future changes to our organizational structure may result in changes to the segments disclosed.
Comparison of Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31, 2020
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$233,864	$21,957	$255,821
Gross profit	$96,309	$9,881	$106,190
Adjusted EBITDA	$81,685	$7,859	$89,544
Capital expenditures for rental equipment	$37,006	$2,642	$39,648
Modular space units on rent (average during the period)	79,501	8,488	87,989
Average modular space utilization rate	71.5%	52.8%	69.2%
Average modular space monthly rental rate	$659	$600	$653
Portable storage units on rent (average during the period)	15,959	387	16,346
Average portable storage utilization rate	64.5%	50.1%	64.1%
Average portable storage monthly rental rate	$119	$113	$119

	Three Months Ended March 31, 2019
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$230,175	$23,510	$253,685
Gross profit	$93,948	$9,383	$103,331
Adjusted EBITDA	$75,946	$7,408	$83,354
Capital expenditures for rental equipment	$49,921	$1,952	$51,873
Modular space units on rent (average during the period)	84,462	8,847	93,309
Average modular space utilization rate	74.8%	55.1%	72.4%
Average modular space monthly rental rate	$577	$552	$575
Portable storage units on rent (average during the period)	17,010	409	17,419
Average portable storage utilization rate	66.6%	52.0%	66.1%
Average portable storage monthly rental rate	$120	$109	$119
Modular - US Segment
Revenue: Total revenue increased $3.7 million, or 1.6%, to $233.9 for the three months ended March 31, 2020 from $230.2 for the three months ended March 31, 2019. The increase was primarily the result of a 6.6% increase in leasing revenue driven by improved pricing on modular space units as well as increased modular delivery and installation revenues of 3.5% due to higher revenues per transaction. Average modular space monthly rental rates increased 14.2% for the three months ended March 31, 2020 to $659 driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base. Improved pricing was partially offset by lower volumes as average modular space units on rent decreased 4,961 units, or 5.9%. The decrease was due primarily to units on rent lost over the course 2019. The increases in leasing and services revenue were partially offset by decreases in sales revenues. New unit sales revenue decreased $4.7 million, or 33.6%, and rental unit sales revenue decreased $3.9 million, or 47.0% driven by lower sales demand.

Gross Profit: Gross profit increased $2.4 million, or 2.6%, to $96.3 million for the three months ended March 31, 2020 from $93.9 million for the three months ended March 31, 2019. The increase in gross profit was driven by higher modular leasing and service revenues driven primarily from improved pricing and VAPS, as well as due to increased modular space delivery and installation margins. Modular leasing and service gross profit increased $8.4 million, or 6.8%. The increase in gross profit from modular leasing and service revenues for the three months ended March 31, 2020 was partially offset by a $0.7 million decrease in sales gross profit and a $5.2 million increase in depreciation of rental equipment related to the impact of continued capital investment in our existing rental equipment.
Adjusted EBITDA: Adjusted EBITDA increased $5.7 million, or 7.5%, to $81.7 million for the three months ended March 31, 2020 from $76.0 for the three months ended March 31, 2019. The increase was driven by higher modular leasing and services gross profit discussed above, partially offset by increases in SG&A, excluding discrete and other items, of $1.8 million. SG&A, excluding discrete items, increased $0.9 million, or 1.7%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Increases were related primarily to our bi-annual company meeting held in January of 2020, which drove an increase of approximately $2.3 million as compared to the prior year. Employee costs also increased $0.8 million driven by increased employee benefit costs that more than offset employee salary cost savings of $0.8 million as compared to the prior year. Occupancy costs and computer costs decreased $1.0 million and $1.0 million, respectively, as a result of realized cost savings achieved by exiting redundant real estate locations and consolidating information systems.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $13.0 million, or 26.0%, to $37.0 million for the three months ended March 31, 2020 from $50.0 million for the three months ended March 31, 2019. Net CAPEX, as defined below in Item 2. Other Non-GAAP Financial Data and Reconciliations, also decreased $8.3 million, or 19.7%, to $33.9 million. The decreases for both were driven by decreased spend for refurbishments and VAPS due to less constrained fleet and cost improvements experienced over the prior year related to better unit selection and scoping on refurbishments.
Modular - Other North America Segment
Revenue: Total revenue decreased $1.5 million, or 6.4%, to $22.0 million for the three months ended March 31, 2020 from $23.5 million for the three months ended March 31, 2019. Decreases were primarily driven by reduced modular delivery and installation revenues, which decreased $0.5 million, or 12.5%, new unit sales decreases of $0.6 million, or 66.7%, and rental unit sale decreases of $0.8 million, or 25.0% for the three months ended March 31, 2020. These decreases were partially offset by increased modular leasing revenue, which increased $0.4 million, or 2.6%, driven by improved pricing in the quarter. Average modular space monthly rental rates increased 8.7% driven by continued growth in our “Ready to Work” solutions and increased VAPS penetration across the combined post-acquisition customer base. This was offset partially by lower average modular space units on rent, which decreased by 359 units, or 4.1%.
Gross Profit: Gross profit increased $0.5 million, or 5.3%, to $9.9 million for the three months ended March 31, 2020 from $9.4 for the three months ended March 31, 2019. The effects of unfavorable foreign currency movements decreased gross profit by $0.5 million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, of $1.0 million was driven primarily by increased leasing and services margins of $1.4 million as a result of increased average monthly rental rates and lower variable costs, and lower depreciation of $0.1 million for three months ended March 31, 2020, partially offset by reduced new and rental unit sales gross profit of $0.5 million for three months ended March 31, 2020.
Adjusted EBITDA: Adjusted EBITDA increased $0.4 million, or 5.4%, to $7.8 million for the three months ended March 31, 2020 from $7.4 million for the three months ended March 31, 2019. This increase was driven by higher modular leasing and services gross profits discussed above, as well as by decreased SG&A, excluding discrete items, which decreased $0.3 million, or 4.4%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Decreases were related primarily to employee salary cost decreases of $0.3 million and occupancy costs decreases of $0.3 million as a result of realized cost savings achieved through restructuring activities and by exiting redundant real estate locations over the past year.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $0.6 million, or 30.0%, to $2.6 million for the three months ended March 31, 2020 from $2.0 million for the three months ended March 31, 2019. The increase was driven by increased refurbishment spend.

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
Adjusted EBITDA
We define EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization. Our adjusted EBITDA ("Adjusted EBITDA") reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what we consider transactions or events not related to our core business operations:
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

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following table provides an unaudited reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net loss	$(3,674)	$(10,029)
Income tax expense	790	378
Interest expense	28,257	31,115
Depreciation and amortization	49,022	43,887
Currency losses (gains), net	898	(316)
Goodwill and other impairments	—	2,290
Restructuring costs, lease impairment expense and other related charges	1,601	4,741
Transaction costs	9,431	—
Integration costs	1,685	10,138
Stock compensation expense	1,787	1,290
Other income(a)	(253)	(140)
Adjusted EBITDA	$89,544	$83,354
(a) Other expense represents primarily acquisition-related costs such as advisory, legal, valuation and other professional fees in connection with actual or potential business combinations, which are expensed as incurred, but do not reflect ongoing costs of the business.
Adjusted Gross Profit and Adjusted Gross Profit Percentage
We define Adjusted Gross Profit as gross profit plus depreciation on rental equipment. Adjusted Gross Profit Percentage is defined as Adjusted Gross Profit divided by revenue. Adjusted Gross Profit and Adjusted Gross Profit Percentage are not measurements of our financial performance under GAAP and should not be considered as an alternative to gross profit, gross profit percentage, or other performance measure derived in accordance with GAAP. In addition, our measurement of Adjusted Gross Profit and Adjusted Gross Profit Percentage may not be comparable to similarly titled measures of other companies. Management believes that the presentation of Adjusted Gross Profit and Adjusted Gross Profit Percentage provides useful information to investors regarding our results of operations because it assists in analyzing the performance of our business.
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue (A)	$255,821	$253,685

Gross profit (B)	$106,190	$103,331
Depreciation of rental equipment	45,948	41,103
Adjusted Gross Profit (C)	$152,138	$144,434

Gross Profit Percentage (B/A)	41.5%	40.7%
Adjusted Gross Profit Percentage (C/A)	59.5%	56.9%
Net CAPEX
We define Net CAPEX ("Net CAPEX") as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively, "Total Capital Expenditures"), less proceeds from sale of rental equipment and proceeds from the sale of property, plant and equipment (collectively, "Total Proceeds"), which are all included in cash flows from investing activities. Our management believes that the presentation of Net CAPEX provides useful information to investors regarding the net capital invested into our rental fleet and plant, property and equipment each year to assist in analyzing the performance of our business.

The following table provides unaudited reconciliations of Net CAPEX:

	Three Months Ended March 31,
(in thousands)	2020	2019
Total Capital Expenditures	$41,166	$53,502
Total Proceeds	10,626	11,688
Net CAPEX	$30,540	$41,814

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
Our consolidation strategy includes the pursuit of strategic acquisitions that we believe will add value to our existing business. We continue to review available acquisition opportunities with the awareness that any such acquisition may require us to incur additional debt to finance the acquisition and/or to issue shares of our Class A common stock or other equity securities as acquisition consideration or as part of an overall financing plan. In addition, we will continue to evaluate options to improve our liquidity, such as the issuance of additional unsecured and secured debt, equity securities and/or equity-linked securities. There can be no assurance as to the timing of any such issuance. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. From time to time we may also seek to streamline our capital structure and improve our financial position through refinancing or restructuring our existing debt or retiring certain of our securities for cash or other consideration.
ABL Facility
Borrowing availability under the ABL Facility is equal to the lesser of $1.425 billion and the applicable borrowing bases (the "Line Cap"). At March 31, 2020, the Line Cap was $1.412 billion. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool.
At March 31, 2020, we had $505.8 million of available borrowing capacity under the ABL Facility, including $378.8 million under the US ABL Facility and $127.0 million under the Canadian ABL Facility.
COVID-19 Impact on Liquidity
Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company’s future results, we believe our predictable lease revenue streams underpinned by long lease durations combined with recent steps we have taken to reduce costs and capital spending will result in a near-term increase in internally generated free cash flow. Further, the $505.8 million of availability on our ABL provides additional liquidity if internally generated free cash flow becomes insufficient to meet our operating needs. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, actively managing our cost structure, reducing or delaying capital spending, and developing new opportunities for growth. We believe that the actions we have taken in recent years to increase our scale and competitive position and strengthen our balance sheet have positioned us well to manage through this crisis as it continues to unfold.
Cash Flow Comparison of the Three Months Ended March 31, 2020 and 2019
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash from operating activities	$38,348	$15,256
Net cash from investing activities	(30,540)	(41,814)
Net cash from financing activities	(5,582)	30,294
Effect of exchange rate changes on cash and cash equivalents	(629)	85
Net change in cash and cash equivalents	$1,597	$3,821

Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2020 was $38.3 million as compared to $15.3 million for the three months ended March 31, 2019, an increase of $23.0 million. The increase was due to an increase of $10.5 million of net income, adjusted for non-cash items, in addition to an increase of $12.6 million in the net movements of the operating assets and liabilities. The increase related to the net movements of operating assets and liabilities was attributable to a decrease in accounts receivable in the first three months of 2020, partially offset by an increase in accounts payable and prepaid and other assets.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2020 was $30.5 million as compared to $41.8 million for the three months ended March 31, 2019, a decrease of $11.3 million. The decrease in cash used in investing activities was driven by a $12.3 million decrease in cash used for purchase of rental equipment and refurbishments and a $3.7 increase in proceeds from sale of property, plant and equipment, offset by a $4.8 million decrease in proceeds from the sale of rental equipment. Cash used for purchase of rental equipment and refurbishments decreased in the three months ended March 31, 2020 compared to 2019 as fleet was less constrained due to reduced utilization and the current period impact of prior year spend. Proceeds from sale of rental equipment decreased compared to the prior year due to lower sales demand.
Cash Flows from Financing Activities
Cash used in financing activities for the three months ended March 31, 2020 was $5.6 million as compared to $30.3 million of cash provided by financing activities for the three months ended March 31, 2019, an increase of $35.9 million. The increase is primarily due to an increase in $37.1 million in repayment of borrowings, a decrease in receipts from borrowings of $3.5 million, partially offset by an increase of $4.6 million in receipts from issuance of common stock.
Free Cash Flow
Free Cash Flow is a non-GAAP measure. We define Free Cash Flow as net cash provided by operating activities, less purchases of, and proceeds from, rental equipment and property, plant and equipment, which are all included in cash flows from investing activities. Management believes that the presentation of Free Cash Flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow.

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$38,348	$15,256
Purchase of rental equipment and refurbishments	$(39,648)	(51,873)
Proceeds from sale of rental equipment	$6,786	11,601
Purchase of property, plant and equipment	$(1,518)	(1,629)
Proceeds from the sale of property, plant and equipment	$3,840	87
Free Cash Flow	$7,808	$(26,558)
Free Cash Flow for the three months ended March 31, 2020 was an inflow of $7.8 million as compared to an outflow of $26.6 million for the three months ended March 31, 2019, an increase in Free Cash Flow of $34.4 million. Free Cash Flow increased year over year principally a result of reinvesting the $23.0 million increase in cash provided by operating activities and $12.3 million decrease in cash used in the purchase of rental equipment and refurbishments. The $38.3 million in cash provided by operating activities was reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments, partially offset by the proceeds from the sale of rental equipment and property, plant and equipment.

Contractual Obligations
Other than changes which occur in the normal course of business and those associated with the Mobile Mini merger, there were no significant changes to the contractual obligations reported in our 2019 Form 10-K for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than those associated with the Mobile Mini merger that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
The US Securities and Exchange Commission (the “SEC”) suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. For a complete discussion of our significant critical accounting policies, see the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
There were no significant changes to our critical accounting policies during the three months ended March 31, 2020.

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
•the effect of economic conditions in the industries and markets in which the Company operates and any changes therein, including financial market conditions, fluctuations in commodity prices, interest rates and foreign currency exchange rates, levels of end market demand in construction, the impact of weather conditions and natural disasters, the impact of the global pandemic related to COVID-19 and the financial condition of the Company’s customers and suppliers;
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
•failure to retain key personnel; and
•such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our Annual Report on Form 10-K for the year ending December 31, 2019), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $893.5 million in outstanding principal under the ABL Facility at March 31, 2020.
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
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $0.8 million.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2020, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. Legal Proceedings
As of March 31, 2020, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 1A. Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, which have not materially changed, except as noted below.
Our operations may be adversely impacted as a result of COVID-19.
On March 11, 2020, the World Health Organization designated the outbreak of COVID-19 as a global pandemic. Governments around the world have implemented quarantines and significant restrictions on travel as well as work restrictions that prohibit many employees from going to work. As millions of cases of COVID-19 have been confirmed around the world, we expect COVID-19 to interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our business, financial condition, or results of operations. To the extent that COVID-19 continues or worsens, governments may impose additional restrictions or additional governments may impose restrictions. COVID-19 and those restrictions could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials to support our business needs, we may need to recognize material charges in future periods for impairments of our rental equipment, property, plant, and equipment and/or intangible assets, and employees, suppliers or customers could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. The COVID-19 global pandemic has affected, and may continue to affect, our industry and the industries in which our customers operate. There may be an adverse impact on our customer demand for our rentals, in particular in industries that are currently shut down and for special events. We also, have been, and will be adversely impacted by project delays, early returns of equipment currently on rent with customers and payment delay, or non-payment, by customers who are significantly impacted by COVID-19. If our customers' businesses continue to be affected, they might delay or reduce purchases from or payments to us, which could adversely affect our results of our business, financial condition or results of operations.
In addition, increased volatility and diminished expectations for the global economy, coupled with the prospect of decreased business and consumer confidence and increased unemployment resulting from the COVID-19 pandemic, may precipitate an economic slowdown and recession. If the economic climate deteriorates, our ability to continue to grow our business organically or through additional acquisitions and integration of acquired businesses, as well as the financial condition of customers, suppliers and lenders, could be adversely affected, resulting in a negative impact on the business, financial condition, results of operations and cash flows of each of our company. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets, which has adversely impacted and may materially adversely impact our stock price and our ability to access capital markets.
The potential effects of COVID-19 also could impact many of our risk factors, discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 and in certain of our current and periodic reports filed with the SEC, including, but not limited to our exposure to operational, economic, political and regulator risks; risks related to global or local economic movements; changes in trade policies; and, labor disruptions. However, given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our risk factors that are further described in our 2019 Form 10-K and in certain of our current and periodic reports filed with the SEC, remains uncertain.

ITEM 2. Unregistered Sales of Equity Securities
None.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.		Exhibit Description
2.1	*
Agreement and Plan of Merger, dated as of March 1, 2020, by and among WillScot Corporation, Picasso Merger Sub, Inc. and Mobile Mini, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed March 5, 2020).

10.1
Employment Agreement, dated as of March 1, 2020, by and between WillScot Corporation and Bradley Soultz (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 5, 2020).

10.2
Employment Agreement, dated as of March 1, 2020, by and between WillScot Corporation and Kelly Williams (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed March 5, 2020).

10.3
Employment Agreement, dated as of March 1, 2020, by and between WillScot Corporation and Timothy Boswell (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed March 5, 2020).

10.4
Employment Agreement, dated as of March 1, 2020, by and between WillScot Corporation and Christopher Miner (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed March 5, 2020).

10.5
Employment Agreement, dated as of March 1, 2020, by and between WillScot Corporation and Hezron Lopez (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, filed March 5, 2020).

10.6
Second Amended and Restated Commitment Letter, dated as of May 5, 2020, by and among WillScot Corporation, Bank of America, N.A., BofA Securities Inc., Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., ING Capital LLC and BBVA Securities Inc.

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

WillScot Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	May 6, 2020		Timothy D. Boswell
Chief Financial Officer (Principal Financial Officer)