Form 10-Q
period 2020-06-30
WillScot Mobile Mini Holdings Corp.
filed 2020-08-10
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number:	001-37552
WILLSCOT MOBILE MINI HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-3430194
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
4646 E Van Buren St., Suite 400
Phoenix, Arizona 85008
(Address, including zip code, of principal executive offices)

(480) 894-6311
(Registrant’s telephone number, including area code)
(Former Name or Former Address, if Changed Since Last Report)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 227,721,220 shares at July 31, 2020.

WILLSCOT CORPORATION
Quarterly Report on Form 10-Q

PART I
ITEM 1. Financial Statements
WillScot Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2020 (unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$9,061	$3,045
Restricted cash	655,087	—
Trade receivables, net of allowances for credit losses at June 30, 2020 and December 31, 2019 of $19,183 and $15,828, respectively	231,007	247,596
Inventories	14,800	15,387
Prepaid expenses and other current assets	21,392	14,621
Assets held for sale	9,332	11,939
Total current assets	940,679	292,588
Rental equipment, net	1,908,299	1,944,436
Property, plant and equipment, net	142,454	147,689
Operating lease assets	146,721	146,698
Goodwill	233,829	235,177
Intangible assets, net	126,125	126,625
Other non-current assets	3,433	4,436
Total long-term assets	2,560,861	2,605,061
Total assets	$3,501,540	$2,897,649
Liabilities and equity
Accounts payable	$87,847	$109,926
Accrued liabilities	101,212	82,355
Accrued interest	16,772	16,020
Deferred revenue and customer deposits	89,258	82,978
Current portion of long-term debt	265,398	—
Operating lease liabilities - current	30,438	29,133
Total current liabilities	590,925	320,412
Long-term debt	1,971,010	1,632,589
Deferred tax liabilities	69,044	70,693
Deferred revenue and customer deposits	12,284	12,342
Operating lease liabilities - non-current	117,159	118,429
Other non-current liabilities	36,028	34,229
Long-term liabilities	2,205,525	1,868,282
Total liabilities	2,796,450	2,188,694
Commitments and contingencies (see Note 15)
Class A common stock: $0.0001 par, 400,000,000 shares authorized at June 30, 2020 and December 31, 2019; 121,233,232 and 108,818,854 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	12	11
Class B common stock: no shares authorized or outstanding at June 30, 2020 and $0.0001 par, 100,000,000 shares authorized at December 31, 2019; 8,024,419 shares issued and outstanding at December 31, 2019	—	1
Additional paid-in-capital	2,471,312	2,396,501
Accumulated other comprehensive loss	(84,807)	(62,775)
Accumulated deficit	(1,681,427)	(1,689,373)
Total shareholders' equity	705,090	644,365
Non-controlling interest	—	64,590
Total equity	705,090	708,955
Total liabilities and equity	$3,501,540	$2,897,649
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Leasing and services revenue:
Modular leasing	$190,143	$185,818	$378,495	$363,110
Modular delivery and installation	51,640	55,966	102,710	105,966
Sales revenue:
New units	9,763	11,507	19,376	26,348
Rental units	5,316	10,422	12,102	21,974
Total revenues	256,862	263,713	512,683	517,398
Costs:
Costs of leasing and services:
Modular leasing	47,747	55,073	97,556	102,308
Modular delivery and installation	43,523	48,468	87,388	91,811
Costs of sales:
New units	6,331	7,999	12,534	18,877
Rental units	3,803	6,721	7,609	14,516
Depreciation of rental equipment	45,494	43,968	91,442	85,071
Gross Profit	109,964	101,484	216,154	204,815
Expenses:
Selling, general and administrative	65,272	70,385	140,240	143,704
Other depreciation and amortization	2,883	2,949	5,957	5,733
Impairment losses on long-lived assets	—	348	—	2,638
Lease impairment expense and other related charges	1,394	1,520	3,055	4,605
Restructuring costs	749	1,632	689	3,288
Currency losses (gains), net	(380)	(354)	518	(670)
Other income, net	(1,021)	(1,290)	(745)	(2,241)
Operating income	41,067	26,294	66,440	47,758
Interest expense	28,519	31,668	56,776	62,783
Loss on extinguishment of debt	—	7,244	—	7,244
Income (loss) from operations before income tax	12,548	(12,618)	9,664	(22,269)
Income tax (benefit) expense	(285)	(1,180)	505	(802)
Net Income (loss)	12,833	(11,438)	9,159	(21,467)
Net Income (loss) attributable to non-controlling interest, net of tax	1,343	(832)	1,213	(1,590)
Net Income (loss) attributable to WillScot	$11,490	$(10,606)	$7,946	$(19,877)

Earnings (loss) per share attributable to WillScot
Basic	$0.10	$(0.10)	$0.07	$(0.18)
Diluted	$0.10	$(0.10)	$0.07	$(0.18)
Weighted average shares:
Basic	110,692,426	108,693,924	110,174,536	108,609,068
Diluted	111,432,963	108,693,924	112,209,212	108,609,068
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$12,833	$(11,438)	$9,159	$(21,467)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0 for the three and six months ended June 30, 2020 and 2019	7,982	4,321	(13,162)	8,436
Net gain (loss) on derivatives, net of income tax benefit of $0, $1,190 for the three months ended June 30, 2020 and 2019, respectively and $0, and $1,863 for the six months ended June 30, 2020 and 2019, respectively	975	(3,887)	(7,783)	(6,088)
Comprehensive income (loss)	21,790	(11,004)	(11,786)	(19,119)
Comprehensive income (loss) attributable to non-controlling interest	2,161	(786)	(672)	(1,378)
Total comprehensive income (loss) attributable to WillScot	$19,629	$(10,218)	$(11,114)	$(17,741)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Six Months Ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	108,819	$11	8,024	$1	$2,396,501	$(62,775)	$(1,689,373)	$644,365	$64,590	$708,955
Net loss	—	—	—	—	—	—	(3,544)	(3,544)	(130)	(3,674)
Other comprehensive income	—	—	—	—	—	(27,199)	—	(27,199)	(2,703)	(29,902)
Stock-based compensation	239	—	—	—	1,114	—	—	1,114	—	1,114
Common stock issued in warrant exercises and redemptions	1,497	—	—	—	4,580	—	—	4,580	—	4,580
Balance at March 31, 2020	110,555	$11	8,024	$1	$2,402,195	$(89,974)	$(1,692,917)	$619,316	$61,757	$681,073
Net income	—	—	—	—	—	—	11,490	11,490	1,343	12,833
Other comprehensive income	—	—	—	—	—	8,139	—	8,139	818	8,957
Stock-based compensation	—	—	—	—	2,227	—	—	2,227	—	2,227
Sapphire Exchange - see Note 10	10,641	1	(8,024)	(1)	66,890	(2,972)	—	63,918	(63,918)	—
Common stock issued in warrant exercises and redemptions	37	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	121,233	$12	—	$—	$2,471,312	$(84,807)	$(1,681,427)	$705,090	$—	$705,090

Six Months Ended June 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2018	108,509	$11	8,024	$1	$2,389,548	$(68,026)	$(1,683,319)	$638,215	$63,982	$702,197
Net loss	—	—	—	—	—	—	(9,271)	(9,271)	(758)	(10,029)
Other comprehensive income	—	—	—	—	—	1,748	—	1,748	166	1,914
Adoption of ASC 842	—	—	—	—	—	—	4,723	4,723	503	5,226
Adoption of ASC 606	—	—	—	—	—	—	345	345	—	345
Stock-based compensation	184	—	—	—	636	—	—	636	—	636
Balance at March 31, 2019	108,693	$11	8,024	$1	$2,390,184	$(66,278)	$(1,687,522)	$636,396	$63,893	$700,289
Net loss	—	—	—	—	—	—	(10,606)	(10,606)	(832)	(11,438)
Other comprehensive income	—	—	—	—	—	388	—	388	46	434
Stock-based compensation	6	—	—	—	1,901	—	—	1,901	—	1,901
Balance at June 30, 2019	108,699	$11	8,024	$1	$2,392,085	$(65,890)	$(1,698,128)	$628,079	$63,107	$691,186

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating activities:
Net income (loss)	$9,159	$(21,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,917	91,808
Provision for doubtful accounts	9,122	6,297
Impairment losses on long-lived assets	—	2,638
Impairment on right of use assets	57	2,439
Gain on sale of rental equipment and other property, plant and equipment	(4,366)	(5,359)
Amortization of debt discounts and debt issuance costs	5,899	5,646
Loss on extinguishment of debt	—	7,244
Stock-based compensation expense	4,014	3,191
Deferred income tax benefit (provision)	608	(1,190)
Unrealized currency (gains) losses	1,095	(624)
Changes in operating assets and liabilities
Trade receivables	5,709	(44,492)
Inventories	520	1,039
Prepaid and other assets	(6,620)	(784)
Operating lease assets and liabilities	(64)	935
Accrued interest	753	(4,092)
Accounts payable and other accrued liabilities	(17,767)	3,126
Deferred revenue and customer deposits	6,691	13,699
Net cash provided by operating activities	113,727	60,054
Investing activities:
Proceeds from sale of rental equipment	12,102	23,083
Purchase of rental equipment and refurbishments	(79,682)	(113,088)
Proceeds from the sale of property, plant and equipment	3,843	8,891
Purchase of property, plant and equipment	(3,186)	(3,899)
Net cash used in investing activities	(66,923)	(85,013)
Financing activities:
Receipts from issuance of common stock	4,580	—
Receipts from borrowings	704,293	461,203
Payment of financing costs	(1,225)	(2,686)
Repayment of borrowings	(92,282)	(430,260)
Other financing activities	(673)	(654)
Payment of debt extinguishment premium costs	—	(6,252)
Net cash provided by financing activities	614,693	21,351
Effect of exchange rate changes on cash and cash equivalents	(394)	140
Net change in cash, cash equivalents, and restricted cash	661,103	(3,468)
Cash, cash equivalents, and restricted cash at the beginning of the period	3,045	8,958
Cash, cash equivalents, and restricted cash at the end of the period	$664,148	$5,490
Supplemental cash flow information:
Interest paid	$46,058	$63,502
Income taxes (refunded) paid, net	$(22)	$355
Capital expenditures accrued or payable	$18,742	$24,348

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
On November 29, 2017, Double Eagle Acquisition Corporation ("Double Eagle") indirectly acquired Williams Scotsman International, Inc. (“WSII”) from Algeco Scotsman Global S.à r.l. (together with its subsidiaries, the “Algeco Group”), which was majority owned by an investment fund managed by TDR Capital LLP ("TDR Capital"). As part of the transaction, Double Eagle domesticated to Delaware and changed its name to WillScot Corporation.
Immediately following the Merger with Mobile Mini Inc. as defined and discussed in Note 2 – Acquisitions and Relating Financing Transactions, on July 1, 2020, WillScot changed its name to “WillScot Mobile Mini Holdings Corp.” (“WillScot Mobile Mini”) and filed an amended and restated certificate of incorporation, which reclassified all outstanding shares of the Class A common stock and converted such shares into shares of common stock, par value $0.0001 per share, of WillScot Mobile Mini (the “Common Stock”). On June 30, 2020, TDR Capital exercised its right to exchange its shares in Williams Scotsman Holding Corp ("Holdings") for 10.6 million of Class A common stock at which point the Company's Class B common stock were automatically canceled. The WillScot Class A common stock was listed on the Nasdaq Capital Market (Nasdaq: WSC) up until the Merger, and the Common Stock has been listed on the Nasdaq Capital Market (Nasdaq: WSC) since the Merger.
As the Merger closed after WillScot’s second quarter 2020, the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires that our Condensed Consolidated Financial Statements and most of the disclosure in these Notes be presented on a historical basis, as of or for the three and six months ended June 30, 2020 or prior periods. Unless the context otherwise requires, the terms “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot Corporation and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to WillScot Mobile Mini Holdings Corp., when referring to periods on or after July 1, 2020 (after the Merger).

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements comprise the financial statements of WillScot and its subsidiaries that it controls due to ownership of a majority voting interest and contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, the results of operations and cash flows for the interim periods presented.
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
The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in WillScot's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASC 326"), which prescribes that financial assets (or a group of financial assets) should be measured at amortized cost basis to be presented at the net amount expected to be collected based on relevant historical information from historical experience, adjusted for current conditions and reasonable and supportable forecasts that affect collectability. Credit losses relating to these financial assets are recorded through an allowance for credit losses. The Company adopted ASC 326 effective January 1, 2020. The effect of this guidance was immaterial to the Company's consolidated results of operations, financial position and cash flows.
Impact of COVID-19
On January 30, 2020, the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by COVID-19, a novel coronavirus strain commonly referred to as “coronavirus”. The Company was deemed an essential infrastructure business and has continued to supply its customers.
There have been significant changes to the global economic situation and to public securities markets as a consequence of the COVID-19 pandemic. If these conditions persist, it is reasonably likely that this could cause changes to estimates as a result of the markets in which the Company operates, the price of the Company’s publicly traded equity and debt in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment, the fair value of long-lived assets in relation to potential impairment and the allowance for doubtful accounts.

NOTE 2 - Acquisitions and Related Financing Transactions
Mobile Mini Merger
On March 1, 2020, the Company, along with its newly formed subsidiary, Picasso Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile Mini, Inc. (“Mobile Mini”), the (“Merger”). The closing of the Merger was completed on July 1, 2020 and Merger Sub merged with and into Mobile Mini and the separate corporate existence of Merger Sub ceased and Mobile Mini continued its existence, as the surviving corporation in the Merger and a wholly-owned subsidiary of WillScot.
Upon completion of the Merger, each issued and outstanding share of Mobile Mini common stock, par value $0.01 per share, converted to the right to receive 2.4050 shares of WillScot’s Class A common stock, par value $0.0001 per share, and cash in lieu of any fractional shares.
Approximately 106 million shares of Common Stock were issued to Mobile Mini shareholders following the completion of the Merger and as of July 31, 2020 the Company had 227,721,220 of Common Stock. The trading price of Common Stock was $12.53 per share on the closing date. In addition, Mobile Mini stock options converted into WillScot Mobile Mini stock options. The preliminary purchase price is estimated at $1.4 billion subject to adjustment pending the finalization of preliminary valuation estimates.
The Merger will be accounted for using the acquisition method of accounting, and WillScot will be treated as the accounting acquirer. Under the acquisition method of accounting, we are required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the closing date. The excess of the purchase price over those fair values will be recorded as goodwill.
The Company expensed $1.6 million and $11.0 million in transaction costs related to the Merger within selling, general and administrative ("SG&A") for the three and six months ended June 30, 2020, respectively. The Company expects to expense within SG&A approximately $51 million in transaction expenses related to the Merger in the third quarter of 2020.

Restricted Cash and 2025 Secured Notes

In anticipation of the Merger, on June 15, 2020, Picasso Finance Sub, Inc., a newly-formed indirect finance subsidiary (the “Finance Sub”) of the Company, completed a private offering of $650.0 million in aggregate principal amount of its 6.125% senior secured notes due 2025 (the “2025 Secured Notes”). The 2025 secured notes contained provisions requiring repayment without penalty, in the event the Merger was not consummated. The offering proceeds from the 2025 Secured Notes of $650.0 million and $5.1 million of interest due through August 1, 2020 were deposited into an escrow account, pending the closing of the Merger. In connection with completion of the Merger on July 1, 2020, the offering proceeds were released and the proceeds were utilized to repay the 2022 Secured Notes (see Note 9 – Debt), repay Mobile Mini secured notes and pay certain fees and expenses related to the Merger and financing transactions. In addition, Finance Sub was merged into WSII on July 1, 2020. At June 30, 2020 the $655.1 million in the escrow account is reported as restricted cash on the condensed consolidated balance sheet.

New ABL Facility

On July 1, 2020, in connection with the completion of the Merger, Williams Scotsman Holdings Corp. (“Holdings”), WSII, and certain of its subsidiaries, including Mobile Mini and certain of its consolidated subsidiaries (the “Mobile Mini Entities”), entered into a new asset-based credit agreement, that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2 billion (the “US Facility”), available to WSII and certain of its subsidiaries (collectively, the “US Borrowers”), and (ii) a $400 million senior secured asset-based multicurrency revolving credit facility together with the US Facility, the “New ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros by the US Borrowers, and certain of WSII’s and Mobile Mini’s wholly-owned subsidiaries organized in Canada and in the United Kingdom. On July 1, 2020, in connection with the completion of the Merger, approximately $1.47 billion of proceeds from the New ABL Facility were used to finance the repayment of both the WillScot ABL facility and the Mobile Mini ABL facility, as well as to pay fees and expenses related to the Merger and the financing transactions, including $36 million in fees related to the New ABL Facility upfront fees which will be recorded as deferred financing costs in the third quarter of 2020. The New ABL Facility matures July 1 2025. Borrowings under the New ABL Facility will initially bear interest at (i) in the case of US Dollars, at WSII’s option, either an adjusted LIBOR rate plus 1.875% or an alternative base rate plus 0.875%, (ii) in the case of Canadian Dollars, at WSII’s option, either a Canadian BA rate plus 1.875% or Canadian prime rate plus 0.875%, and (iii) in the case of Euros and British Pounds Sterling, an adjusted LIBOR rate plus 1.875%.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and six months ended June 30 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
US	$237,613	$238,087	$472,941	$469,554
Canada	16,279	21,405	32,985	39,599
Mexico	2,970	4,221	6,757	8,245
Total revenues	$256,862	$263,713	$512,683	$517,398
Major Product and Service Lines
The Company’s revenue by major product and service line for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands)	Total	Total	Total	Total
Modular space leasing revenue	$132,377	$129,475	$263,775	$253,025
Portable storage leasing revenue	5,716	6,021	11,565	12,262
VAPS(a)	42,421	39,669	83,423	77,061
Other leasing-related revenue(b)	9,629	10,653	19,732	20,762
Modular leasing revenue	190,143	185,818	378,495	363,110
Modular delivery and installation revenue	51,640	55,966	102,710	105,966
Total leasing and services revenue	241,783	241,784	481,205	469,076
New unit sales revenue	9,763	11,507	19,376	26,348
Rental unit sales revenue	5,316	10,422	12,102	21,974
Total revenues	$256,862	$263,713	$512,683	$517,398
(a) Includes $4.3 million and $4.1 million of value added products and services ("VAPS") service revenue for the three months ended June 30, 2020 and 2019, respectively and $8.3 million and $7.9 million of VAPS service revenue for the six months ended June 30 2020, and 2019, respectively.
(b) Primarily damage billings, delinquent payment charges, and other processing fees.
Modular Leasing and Services Revenue
The majority of revenue (72% for the three and six months ended June 30, 2020 and 69% and for the three and six months ended June 30, 2019) is generated by rental income subject to the guidance of ASC 842. The remaining revenue for the three and six months ended June 30, 2020 and 2019 is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
Receivables, Contract Assets and Liabilities

As reflected above, approximately 72% of the Company's rental revenue is generated by lease revenue subject to the guidance of ASC 842. The customers that are responsible for the remaining revenue accounted for under ASC 606 are generally the same customers that rent the Company's equipment. The Company manages credit risk associated with its accounts receivables at the customer level. As the same customers generate the revenues that are accounted for under both ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for doubtful accounts address its total revenues. The Company's top five customers with the largest open receivables balances represented 4.7% of the total receivables balance as of June 30, 2020.
As of December 31, 2019, the Company had approximately $42.6 million of deferred revenue that relates to removal services for lease transactions and advance billings for sale transactions, which are within the scope of ASC 606. As of June 30, 2020, the Company had approximately $47.1 million of deferred revenue relating to these services which are included in deferred revenue and customer deposits in the condensed consolidated balance sheets. During the three months ended June 30, 2020, $9.2 million of previously deferred revenue relating to removal services for lease transactions and advance billings for sale transactions was recognized as revenue.
The Company does not have material contract assets and it did not recognize any material impairments of contract assets.
The Company's uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future services revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is variable based on the costs ultimately incurred to provide those services.
The primary costs to obtain contracts for new and rental unit sales with the Company's customers are commissions paid to our sales force. The Company pays its sales force commissions on the sale of new and rental units. For new and rental unit sales, the period benefited by each commission is less than one year, therefore the commissions are be expensed as incurred.
Credit Losses
The Company is exposed to credit losses from trade receivables generated through its leasing and sales business. The Company assesses each customer’s ability to pay for the products it sells by conducting a credit review. The credit review considers expected billing exposure and timing for payment and the customer’s established credit rating. The Company performs its credit review of new customers at inception of the customer relationship and for existing customers when the customer transacts new leases after a defined period of dormancy. The Company also considers contract terms and conditions, country risk and business strategy in the evaluation.
The Company monitors ongoing credit exposure through an active review of customer balances against contract terms and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The Company uses a loss-rate method to assess for credit losses. The allowances for credit losses reflect the estimate of the amount of receivables that the Company will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease our allowances.

(in thousands)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Balance at beginning of year	$15,828	$9,340
Net charges to bad debt expense and revenue	9,122	14,496
Write-offs	(5,573)	(7,945)
Foreign currency translation and other	(194)	(63)
Balance at end of period	$19,183	$15,828

NOTE 4 - Leases
As of June 30, 2020, the undiscounted future lease payments for operating lease liabilities were as follows:

(in thousands)
2020	$19,748
2021	36,770
2022	30,487
2023	24,353
2024	19,141
Thereafter	53,540
Total lease payments	184,039
Less: interest	(36,442)
Present value of lease liabilities	$147,597

The Company’s lease activity during the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30,
Financial Statement Line (in thousands)	2020	2019
Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$3,074	$3,559
Selling, general and administrative	16,866	16,820
Lease impairment expense and other related charges	1,359	533
Short-term lease expense
Cost of leasing and services	13,603	14,708
Selling, general and administrative	851	1,382
Lease impairment expense and other related charges	466	—
Variable lease expense
Cost of leasing and services	3,657	1,359
Selling, general and administrative	2,131	2,085
Lease impairment expense and other related charges	511	—
Total operating lease expense	$42,518	$40,446

The Company initiated certain restructuring plans associated with the ModSpace acquisition in order to capture operating synergies as a result of integrating ModSpace into WillScot. The restructuring activities primarily included the termination of leases for duplicative branches, equipment and corporate facilities. As part of these plans, certain of its leased locations were vacated and leases were terminated or impaired.
During the six months ended June 30, 2020, the Company recorded $3.1 million in lease impairment expense and other related charges which is comprised of $0.8 million loss on lease exit and impairment charges and $2.3 million in closed location rent expense. During the six months ended June 30, 2019, the Company recorded $4.6 million in lease impairment expense and other related charges which is comprised of $2.4 million in right-of-use ("ROU") asset impairment on leased locations no longer used in operations, $1.7 million loss on lease exit and $0.5 million in closed location rent expense.
Supplemental cash flow information related to operating leases for the six months ended June 30, 2020 was as follows:

	Six Months ended June 30,
Supplemental Cash Flow Information (in thousands)	2020	2019
Cash paid for the amounts included in the measurement of lease liabilities	$20,271	$19,692
Right of use assets obtained in exchange for lease obligations	$19,242	$16,160

Weighted-average remaining operating lease terms and the weighted average discount rates as of June 30, 2020 and December 31, 2019 were as follows:

Lease Terms and Discount Rates	June 30, 2020	December 31, 2019
Weighted-average remaining lease term	6.41 years	6.51 years
Weighted-average discount rate	6.9%	7.0%
The Company presents information related to leasing revenues in Note 3.

NOTE 5 - Inventories
Inventories were comprised of raw materials and consumables of $14.8 million and $15.4 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 6 - Rental Equipment, net
Rental equipment, net, at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Modular units and portable storage	$2,476,963	$2,455,471
Value added products	130,886	121,855
Total rental equipment	2,607,849	2,577,326
Less: accumulated depreciation	(699,550)	(632,890)
Rental equipment, net	$1,908,299	$1,944,436

NOTE 7 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular – US	Modular – Other North America	Total
Balance at December 31, 2018	$213,264	$33,753	$247,017
Changes to preliminary purchase price accounting	(9,331)	(4,148)	(13,479)
Effects of movements in foreign exchange rates	—	1,639	1,639
Balance at December 31, 2019	203,933	31,244	235,177
Effects of movements in foreign exchange rates	—	(1,348)	(1,348)
Balance at June 30, 2020	$203,933	$29,896	$233,829
The Company had no goodwill impairment during the six months ended June 30, 2020 or the year ended December 31, 2019.
The Company considered the economic environment resulting from the COVID-19 pandemic as part of its review for indicators of potential impairment and reviewed qualitative information currently available in determining if it was more likely than not that the fair values of the Company’s reporting units were less than the carrying amounts as of June 30, 2020. Based on the Company’s current long-term projections and the extent of fair value in excess of carrying value at the Company's October 1, 2019 annual impairment test date, management concluded that it is not more likely than not that the fair value of the Company's reporting units were less than their carrying amount during the three and six months ended June 30, 2020 and there were no impairment indicators that would require an interim impairment test.
Due to the uncertain and rapidly evolving nature of the conditions surrounding the COVID-19 pandemic, changes in economic outlook may change our long-term projections.

NOTE 8 - Intangibles
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	June 30, 2020
(in thousands)	Remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
ModSpace trade name	1.2	$3,000	$(1,875)	$1,125

Indefinite-lived intangible assets:
Trade name		125,000	—	125,000
Total intangible assets other than goodwill		$128,000	$(1,875)	$126,125

	December 31, 2019
(in thousands)	Remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
ModSpace trade name	1.7	$3,000	$(1,375)	$1,625

Indefinite-lived intangible assets:
Trade names		125,000	—	125,000
Total intangible assets other than goodwill		$128,000	$(1,375)	$126,625
For both the six months ended June 30, 2020 and 2019, the aggregate amount recorded to other depreciation and amortization expense for the ModSpace trade name was $0.5 million.

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	June 30, 2020	December 31, 2019
2022 Secured Notes	7.875%	2022	265,398	264,576
US ABL Facility	Varies	2022	850,925	885,245
Canadian ABL Facility (a)	Varies	2022	—	—
2023 Secured Notes	6.875%	2023	483,643	482,768
2025 Senior Notes	6.125%	2025	636,442	—
Total debt			$2,236,408	$1,632,589
Less: Current portion			265,398	—
Total long-term debt			$1,971,010	$1,632,589
(a) As of June 30, 2020 and December 31, 2019, the Company had no outstanding principal borrowings on the Canadian ABL Facility and $1.6 million and $2.1 million of related debt issuance costs, respectively. As there were no principal borrowings outstanding on the Canadian ABL Facility, the $1.6 million and $2.1 million of debt issuance costs related to that facility are included in other non-current assets on the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.
The Company is subject to various covenants and restrictions. The Company was in compliance with all covenants related to debt as of June 30, 2020 and December 31, 2019. Subsequent to June 30, 2020, and in connection with the Merger and related refinancing described in Note 2, the Company repaid the 2022 Secured Notes and the ABL Facility as described below.
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
Borrowing availability under the ABL Facility is equal to the lesser of $1.425 billion and the applicable borrowing bases (the “Line Cap”). The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool. At June 30, 2020, the Line Cap is $1.416 billion.
The obligations of the US Borrowers are unconditionally guaranteed by Holdings and each existing and subsequently acquired or organized direct or indirect wholly-owned US organized restricted subsidiary of Holdings, other than excluded subsidiaries (together with Holdings, the "US Guarantors"). The obligations of the Canadian Borrowers are unconditionally guaranteed by the US Borrowers and the US Guarantors, and each existing and subsequently acquired or organized direct or indirect wholly-owned Canadian organized restricted subsidiary of Holdings other than certain excluded subsidiaries (together with the US Guarantors, the "ABL Guarantors").
At June 30, 2020, the weighted average interest rate for borrowings under the ABL Facility was 2.70%. The weighted average interest rate on the balance outstanding, as adjusted for the effects of the interest rate swap agreements was 4.03%. Refer to Note 15 for a more detailed discussion on interest rate management.
At June 30, 2020, the Borrowers had $540.5 million of available borrowing capacity under the ABL Facility, including $409.6 million under the US ABL Facility and $130.9 million under the Canadian ABL Facility. At December 31, 2019, the Borrowers had $509.1 million of available borrowing capacity under the ABL Facility, including $369.3 million under the US ABL Facility and $139.8 million under the Canadian ABL Facility.
The Company had issued $10.4 million of standby letters of credit under the ABL Facility at June 30, 2020 and December 31, 2019. At June 30, 2020, letters of credit and guarantees carried fees of 2.625%.
The Company had $865.0 million and $903.0 million in outstanding principal under the ABL Facility at June 30, 2020 and December 31, 2019, respectively.
Debt issuance costs and discounts of $14.1 million and $17.8 million are included in the carrying value of the US ABL Facility at June 30, 2020 and December 31, 2019, respectively.
In connection with the Merger and related financing transactions, on July 1, 2020, the Company entered into the New ABL Facility and repaid the ABL Facility as described in Note 2 – Acquisitions and Related Financings.

2022 Senior Secured Notes
As of June 30, 2020, WSII had $270.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “2022 Secured Notes”).
Unamortized debt issuance costs pertaining to the 2022 Secured Notes were $4.6 million and $5.4 million as of June 30, 2020 and December 31, 2019, respectively.
In connection with the Merger and related financing transactions, on July 1, 2020, the Company redeemed all of its 2022 Secured Notes and paid a make whole premium of $10.6 million which will be included in the loss from extinguishment expenses recorded in July 2020. The 2022 Secured Notes are classified as current at June 30, 2020 as the Company utilized cash in the escrow account classified as Restricted cash on the condensed consolidated balance sheet to repay these notes.

2023 Senior Secured Notes
On August 6, 2018, a finance subsidiary of WSII completed a private offering of $300.0 million in aggregate principal amount of its 6.875% senior secured notes due August 15, 2023 (the “Initial 2023 Secured Notes”). Interest is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
On May 14, 2019, WSII completed a tack-on offering of $190.0 million in aggregate principal amount to the Initial 2023 Secured Notes (the "Tack-on Notes"). The Tack-on Notes were issued as additional securities under an original indenture. The Tack-On Notes and the Initial 2023 Secured Notes are treated as a single class of debt securities under the indenture (the "2023 Secured Notes") and together with the 2022 Secured Notes, the "Senior Secured Notes"). The Tack-On Notes have identical terms to the Initial 2023 Secured Notes, other than with respect to the issue date and issue price. WSII incurred a total of $3.0 million in debt issuance costs in connection with the tack-on offering, which were deferred and are being amortized through the August 15, 2023 maturity date. The Tack-on Notes were issued at a premium of $0.5 million which is being amortized through the August 15, 2023 maturity date.
Unamortized debt issuance costs and discounts, net of premium, pertaining to the 2023 Secured Notes were $6.4 million and $7.2 million as of June 30, 2020 and December 31, 2019, respectively.

2023 Senior Unsecured Notes
Prior to June 30, 2019, the Company held $200.0 million in aggregate principal amount of senior unsecured notes due November 15, 2023 (the “Unsecured Notes”). On June 19, 2019 (the "Redemption Date"), WSII used proceeds from the WillScot US ABL Facility to redeem all $200.0 million in aggregate outstanding principal amount of the Unsecured Notes at a redemption price of 102.0%, plus a make-whole premium of 1.126% and any accrued and unpaid interest to, but not including, the Redemption Date. The Company recorded a loss on extinguishment of $7.2 million during the second quarter of 2019, which included $6.2 million of make-whole premiums and $1.0 million related to the write-off of unamortized deferred financing fees.

2025 Senior Secured Notes
As more fully described in Note 2 – Acquisitions and Related Financing Transactions, on June 15, 2020, the Company, completed a private offering of $650.0 million in aggregate principal amount of its 6.125% senior secured notes due 2025. The Company recorded $13.6 million in deferred financing fees related to the 2025 secured notes.
The 2025 secured notes mature on June 15, 2025. They bear interest at a rate of 6.125% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2020.

NOTE 10 – Equity
Common Stock
Common Stock
On June 30, 2020, as contemplated by the Merger Agreement, and pursuant to the terms of an exercise notice delivered by Sapphire Holdings, an affiliate of TDR Capital, to WillScot, Sapphire Holdings exchanged each of its shares of common stock, par value $0.0001 per share, of Holdings, pursuant to that certain existing exchange agreement, between WillScot and Sapphire Holdings, for 1.3261 shares of newly issued Class A common stock (the “Sapphire Exchange”). As a result of the Sapphire Exchange, all issued and outstanding shares of WillScot’s Class B common stock, par value $0.0001 per share (the "Class B common stock"), were automatically canceled for no consideration and the existing exchange agreement was automatically terminated. As a result of the Sapphire Exchange, Holdings became a wholly-owned subsidiary of WillScot. Sapphire Holdings received 10,641,182 shares of Class A common stock in the Sapphire Exchange (the “Exchange Shares”).
Prior to the Sapphire Exchange, Sapphire Holdings ownership of Holdings was recorded as a non-controlling interest in the condensed consolidated financial statements. Effective as of June 30, 2020, due to the Sapphire Exchange, the

Company's subsidiaries are each wholly owned and there is no non-controlling interest. As a result of the Sapphire Exchange, non-controlling interest of $63.9 million was reclassified to $66.9 million of additional paid-in-capital and $(3.0) million to accumulated other comprehensive loss, on the condensed consolidated balance sheet.
In connection with the Sapphire Exchange, stock compensation vesting event described in Note 14 and the warrant exercises described below, the Company issued 12,414,378 shares of Class A common stock during the six months ended June 30, 2020.
In conjunction with the Merger on July 1, 2020, the Company issued 106,428,908 shares of Class A common stock in exchange for Mobile Mini common stock outstanding and subsequently filed an amended and restated certificate of incorporation, which reclassified all outstanding shares of the Class A common stock and converted such shares into shares of common stock, par value $0.0001 per share, of WillScot Mobile Mini. As of July 31, 2020, the Company had 227,721,220 shares of Common Stock.

Warrants
On January 24, 2020, the Company delivered a notice (the “Redemption Notice”) to redeem all of its outstanding warrants to purchase the Company’s Class A common stock, which were issued under the warrant agreement, dated September 10, 2015, by and between Double Eagle and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), as part of the units sold in Double Eagle's initial public offering that remained unexercised on February 24, 2020. As further described in the Redemption Notice and permitted under the Warrant Agreement, holders of these warrants who exercised them following the date of the Redemption Notice were required to do so on a cashless basis. From January 1, 2020 through January 24, 2020, 796,610 warrants were exercised for cash, resulting in the Company receiving cash proceeds of $4.6 million and the Company issued 398,305 shares of the Company's Class A common stock. After January 24, 2020 through February 24, 2020, 5,836,048 warrants were exercised on a cashless basis. An aggregate of 1,097,162 shares of the Company's Class A common stock was issued in connection with these exercises. Thereafter, the Company completed the redemption of 38,509 remaining warrants under the Redemption Notice for $0.01 per warrant.
At June 30, 2020, the Company has 9,782,106 warrants each, exercisable for one share, with an exercise price of $15.50 and 17,561,700 warrants exercisable for one half share with an exercise price of $5.75 outstanding.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCL"), net of tax, for the six months ended June 30, 2020 and 2019 were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2019	$(52,982)	$(9,793)	$(62,775)
Total other comprehensive loss prior to reclassifications	(21,144)	(10,330)	(31,474)
Reclassifications to the statements of operations	—	1,572	1,572
Less other comprehensive loss attributable to non-controlling interest	1,913	790	2,703
Balance at March 31, 2020	(72,213)	(17,761)	(89,974)
Total other comprehensive income (loss) prior to reclassifications	7,982	(1,642)	6,340
Reclassifications to the statements of operations	—	2,617	2,617
Less other comprehensive income attributable to non-controlling interest	(730)	(88)	(818)
Impact of elimination of non-controlling interest on accumulated other comprehensive income	(1,299)	(1,673)	(2,972)
Balance at June 30, 2020	$(66,260)	$(18,547)	$(84,807)

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2018	$(62,608)	$(5,418)	$(68,026)
Total other comprehensive income (loss) prior to reclassifications	4,115	(2,636)	1,479
Reclassifications to statements of operations	—	435	435
Less other comprehensive loss (income) attributable to non-controlling interest	(364)	198	(166)
Balance at March 31, 2019	(58,857)	(7,421)	(66,278)
Total other comprehensive income (loss) prior to reclassifications	4,321	(4,500)	(179)
Reclassifications from AOCI to income	—	613	613
Less other comprehensive loss (income) attributable to non-controlling interest	(397)	351	(46)
Balance at June 30, 2019	$(54,933)	$(10,957)	$(65,890)
For the six months ended June 30, 2020 and 2019, $4.2 million and $1.2 million, respectively, was reclassified from AOCL into the condensed consolidated statement of operations within interest expense related to the interest rate swaps discussed in Note 15. The Company did not record a tax benefit for the three and six months ended June 30, 2020, associated with this reclassification. For the three and six months ended June 30, 2019, the Company recorded a tax benefit of $1.2 million and $1.9 million, respectively, associated with this reclassification.

NOTE 11 – Income Taxes
The Company recorded $(0.3) million and $0.5 million of income tax (benefit) expense for the three and six months ended June 30, 2020, respectively and $(1.2) million and $(0.8) million for the three and six months ended June 30, 2019 respectively.
The Company’s effective tax rate for the three and six months ended June 30, 2020 was (2.3)%, and 5.2%, respectively, and 9.4% and 3.6% for the same periods in 2019. The income tax (benefit) expense for the three and six months ended June 30, 2020 is primarily a result of the benefit from reversal of valuation allowance due to pre-tax income offset by net increase in expense for certain discrete items recorded in the respective quarters, mainly driven by legislative enactments. The income tax benefit for the three and six months ended June 30, 2019 is primarily from discrete items recorded in the respective quarters, including state legislative enactments and uncertain tax position reversals.

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
The Company has assessed that the fair value of cash and cash equivalents, restricted cash, trade receivables, trade payables, and other current liabilities approximate their carrying amounts.
The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	June 30, 2020				December 31, 2019
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
US ABL Facility	$850,925	$—	$865,000	$—	$885,245	$—	$903,000	$—
Canadian ABL Facility	—	—	—	—	—	—	—	—
2022 Secured Notes	265,398	—	281,003	—	264,576	—	282,250	—
2023 Secured Notes	483,643	—	505,754	—	482,768	—	517,334	—
2025 Secured Notes	636,442	—	664,788	—	—	—	—	—
Total	$2,236,408	$—	$2,316,545	$—	$1,632,589	$—	$1,702,584	$—

The carrying value of the US ABL Facility, the 2022 Secured Notes, the 2023 Secured Notes, and the 2025 Secured Notes includes $14.1 million, $4.6 million, $6.4 million, and $13.6 million, respectively, of unamortized debt issuance costs as of June 30, 2020, which are presented as a direct reduction of the corresponding liability. The carrying value of the US ABL Facility, the 2022 Secured Notes and the 2023 Secured Notes includes $17.8 million, $5.4 million and $7.2 million, respectively, of unamortized debt issuance costs as of December 31, 2019, which are presented as a direct reduction of the corresponding liability.
The carrying value of the US and Canadian ABL Facilities, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair value of the 2022 Secured Notes, the 2023 Secured Notes, and the 2025 Secured Notes is based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities designated as hedges in the condensed consolidated balance sheet are disclosed in Note 15.
NOTE 13 - Restructuring
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). The Company's restructuring plans are generally country or region specific and are typically completed within a one year period. Restructuring costs incurred under these plans include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) non lease costs for consolidating or closing facilities. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs, and professional services expenses, are included within SG&A expense.
The following is a summary of the activity in the Company’s restructuring accruals for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(in thousands)	2020			2019
	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Balance at beginning of the period - March 31, 2020	$168	$—	$168	$2,847	$38	$2,885
Reclassification of liability to operating lease asset at the adoption of ASC 842(a)	—	—	—	—	(476)	(476)
Charges	743	5	748	123	1,509	1,632
Cash payments	(387)	—	(387)	(1,704)	—	(1,704)
Foreign currency translation	1	—	1	5	—	5
Non-cash movements	—	(5)	(5)	(128)	(1,071)	(1,199)
Balance at end of period	$525	$—	$525	$1,143	$—	$1,143

	Six Months Ended June 30,
(in thousands)	2020			2019
	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Balance at beginning of the period - December 31, 2020	$447	$—	$447	$4,544	$972	$5,516
Reclassification of liability to operating lease asset at the adoption of ASC 842(a)	—	—	—	—	(1,415)	(1,415)
Charges	671	17	688	1,630	1,658	3,288
Cash payments	(594)	—	(594)	(4,932)	—	(4,932)
Foreign currency translation	1	—	1	29	—	29
Non-cash movements	—	(17)	(17)	(128)	(1,215)	(1,343)
Balance at end of period	$525	$—	$525	$1,143	$—	$1,143

The restructuring charges for the three and six months ended June 30, 2020 are primarily driven by termination costs related to reductions in force as a result of COVID-19.
The restructuring charges for the three and six months ended June 30, 2019 primarily relate to employee termination costs in order to capture operating synergies as a result of integrating ModSpace into WillScot. These costs were primarily the termination of employees in connection with the consolidation of overlapping facilities and functions within the existing business.
Segments
The $0.7 million of restructuring charges for the three months ended June 30, 2020 includes $0.6 million of charges related to the Modular - US segment and less than $0.1 million of charges related to the Modular - Other North America segment.
The $1.6 million of restructuring charges for the three months ended June 30, 2019 includes $1.7 million of charges related to the Modular - US segment, offset by a reversal of $(0.1) million of charges related to the Modular - Other North America segment.
The $0.7 million of restructuring charges for the six months ended June 30, 2020 includes $0.6 million of charges pertaining to the Modular - US segment and $0.1 million of charges pertaining to the Modular - Other North America segment.
The $3.3 million of restructuring charges for the six months ended June 30, 2019 include $2.9 million charges pertaining to the Modular - US segment and $0.4 million of charges related to the Modular - Other North America segment.

NOTE 14 - Stock-Based Compensation
During the six months ended June 30, 2020, 174,020 time-based restricted stock units ("Time-Based RSUs"), 65,959 restricted stock awards ("RSAs"), and 202,923 market-based restricted stock units ("Market-Based RSUs", and together with the Time-Based RSUs, the "RSUs") were granted under the WillScot Corporation 2017 Incentive Award Plan (the "Plan").
During the six months ended June 30, 2020, 323,678 Time-Based RSUs, 52,755 RSAs, and 133,547 stock options vested in accordance with their terms, resulting in the issuance of 238,927 shares of Class A common stock to participants, net of 84,751 shares withheld to cover taxes. During the six months ended June 30, 2020, 15,106 Time-Based RSUs and 12,700 Market-Based RSUs were forfeited.
At June 30, 2020, 65,959 RSAs, 900,541 Time-Based RSUs, 478,504 Market-Based RSUs, and 253,328 stock options were unvested, with weighted average grant date fair values of $11.75, $13.49, $14.71, and $5.51, respectively.
RSAs
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Compensation expense for RSAs on the condensed consolidated statements of operations was $0.5 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, with associated tax benefits of $0.0 million and $0.1 million. At June 30, 2020, there was $0.7 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.9 years.
Time-Based RSUs
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $1.2 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively. Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $2.2 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively, with associated tax benefits of $0.0 million and $0.2 million. At June 30, 2020, unrecognized compensation cost related to Time-Based RSUs totaled $10.8 million and is expected to be recognized over the remaining weighted average vesting period of 2.5 years.
Market-Based RSUs
Compensation expense for Market-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $0.6 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. Compensation expense for Market-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $0.9 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively, with associated tax benefits of $0.0 million and $0.1 million. At June 30, 2020, unrecognized compensation cost related to Market-Based RSUs totaled $5.1 million and is expected to be recognized over the remaining vesting period of 2.1 years.
Stock Option Awards
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.4 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively, with associated tax benefits of $0.0 million and $0.1 million. At June 30, 2020, unrecognized compensation cost related to stock option awards totaled $1.3 million and is expected to be recognized over the remaining vesting period of 1.7 years.
2020 Incentive Plan
On June 24, 2020, WillScot’s stockholders approved the Company’s 2020 Incentive Award Plan (the “2020 Incentive Plan”), subject to completion of the Merger. The plan amends and restates in its entirety the WillScot Corporation 2017 Incentive Award Plan, as amended. As a result, all future incentive awards to the Company’s executive officers, including as contemplated by such officers’ employment agreements, in connection with the completion of the Merger or otherwise as determined by the Company’s compensation committee and the Board, as applicable, will be granted under the 2020 Incentive Plan. On July 2, 2020, the Company issued 122,332 performance based stock units ("PSUs") and 458,841 RSUs under the 2020 Incentive Plan.

NOTE 15 - Derivatives
On November 6, 2018, WSII entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under the Company’s current and new ABL Facility into fixed-rate debt. The Swap Agreement will terminate on May 29, 2022. Under the terms of the Swap Agreement, the Company receives a floating rate equal to 1 month LIBOR and makes payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 0.18% and 1.74% at June 30, 2020 and December 31, 2019, respectively.
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility.
The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

(in thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019
Cash Flow Hedges:
Interest rate swap	Accrued liabilities	$11,181	$5,348
Interest rate swap	Other long-term liabilities	$11,170	$8,943

The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of June 30, 2020 and December 31, 2019, respectively, for contracts involving the same attributes and maturity dates.

The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statement of operations for the six months ending June 30:

(in thousands)	2020	2019
Loss recognized in OCI	$(7,783)	$(7,951)
Location of loss recognized in income	Interest expense	Interest expense
Loss reclassified from AOCI into income (effective portion)	$(4,189)	$(1,181)

NOTE 16 - Commitments and Contingencies
Commitments
At June 30, 2020 and December 31, 2019, commitments for the acquisition of rental equipment and property, plant and equipment were $4.7 million and $4.5 million, respectively.
Contingencies
The Company is involved in various lawsuits or claims in the ordinary course of business. Management is of the opinion that there is no pending claim or lawsuit which, if adversely determined, would have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 17 - Segment Reporting
The Company operates in one principal line of business: modular leasing and sales. Modular leasing and sales is comprised of two operating segments: US and Other North America. The US modular operating segment (“Modular - US”) consists of the contiguous 48 states and Hawaii. The Other North America operating segment (“Modular - Other North America”) consists of Alaska, Canada and Mexico. Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant. As a result of the Merger, the Company will evaluate its operating segments for future reporting.
The Chief Operating Decision Maker ("CODM") evaluates business segment performance utilizing Adjusted EBITDA, which excludes certain items as shown in the reconciliation of the Company’s consolidated net loss before tax to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic operating results of the Company.
The Company also regularly evaluates gross profit by segment to assist in the assessment of its operational performance. The Company considers Adjusted EBITDA to be the more important metric because it more fully captures the business performance of the segments, inclusive of indirect costs.

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30, 2020
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$175,285	$14,858	$190,143
Modular delivery and installation	47,213	4,427	51,640
Sales revenue:
New units	9,406	357	9,763
Rental units	4,144	1,172	5,316
Total revenues	236,048	20,814	256,862

Costs:
Cost of leasing and services:
Modular leasing	44,567	3,180	47,747
Modular delivery and installation	39,758	3,765	43,523
Cost of sales:
New units	6,160	171	6,331
Rental units	2,961	842	3,803
Depreciation of rental equipment	41,651	3,843	45,494
Gross profit	$100,951	$9,013	$109,964
Other selected data:
Adjusted EBITDA	$90,613	$6,907	$97,520
Selling, general and administrative expense	$59,328	$5,944	$65,272
Other depreciation and amortization	$2,704	$179	$2,883
Purchases of rental equipment and refurbishments	$38,065	$1,969	$40,034

	Three Months Ended June 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$168,826	$16,992	$185,818
Modular delivery and installation	52,495	3,471	55,966
Sales revenue:
New units	10,293	1,214	11,507
Rental units	4,888	5,534	10,422
Total revenues	236,502	27,211	263,713

Costs:
Cost of leasing and services:
Modular leasing	51,083	3,990	55,073
Modular delivery and installation	43,949	4,519	48,468
Cost of sales:
New units	7,138	861	7,999
Rental units	2,661	4,060	6,721
Depreciation of rental equipment	39,200	4,768	43,968
Gross profit	$92,471	$9,013	$101,484
Other selected data:
Adjusted EBITDA	$80,547	$7,007	$87,554
Selling, general and administrative expense	$62,627	$7,758	$70,385
Other depreciation and amortization	$2,743	$206	$2,949
Purchases of rental equipment and refurbishments	$58,241	$2,974	$61,215

	Six Months Ended June 30, 2020
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues:
Leasing and services revenue:
Modular leasing	$347,860	$30,635	$378,495
Modular delivery and installation	94,830	7,880	102,710
Sales revenue:
New units	18,673	703	19,376
Rental units	8,549	3,553	12,102
Total revenues	469,912	42,771	512,683

Costs:
Cost of leasing and services:
Modular leasing	91,451	6,105	97,556
Modular delivery and installation	80,464	6,924	87,388
Cost of sales:
New units	12,167	367	12,534
Rental units	5,266	2,343	7,609
Depreciation of rental equipment	83,304	8,138	91,442
Gross profit	$197,260	$18,894	$216,154
Other selected data:
Adjusted EBITDA	$172,296	$14,766	$187,062
Selling, general and administrative expense	$127,991	$12,249	$140,240
Other depreciation and amortization	$5,581	$376	$5,957
Purchase of rental equipment and refurbishments	$75,071	$4,611	$79,682

	Six Months Ended June 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
Revenues
Leasing and services revenue:
Modular space leasing	$330,711	$32,399	$363,110
Modular space delivery and installation	98,501	7,465	105,966
Sales:
New units	24,254	2,094	26,348
Rental units	13,211	8,763	21,974
Total Revenues	466,677	50,721	517,398

Costs
Cost of leasing and services:
Modular space leasing	94,966	7,342	102,308
Modular space delivery and installation	83,700	8,111	91,811
Cost of sales:
New units	17,388	1,489	18,877
Rental units	8,530	5,986	14,516
Depreciation of rental equipment	75,674	9,397	85,071
Gross profit	$186,419	$18,396	$204,815
Other selected data:
Adjusted EBITDA	$156,490	$14,415	$170,905
Selling, general and administrative expense	$128,557	$15,147	$143,704
Other depreciation and amortization	$5,317	$416	$5,733
Purchase of rental equipment and refurbishments	$108,162	$4,926	$113,088

The following tables present a reconciliation of the Company’s income (loss) from operations before income tax to Adjusted EBITDA by segment for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30, 2020
(in thousands)	Modular - US	Modular - Other North America	Total
Income (loss) from operations before income taxes	$9,950	$2,598	$12,548
Interest expense	28,208	311	28,519
Depreciation and amortization	44,355	4,022	48,377
Currency (gains) losses, net	70	(450)	(380)
Restructuring costs, lease impairment expense and other related charges	1,711	432	2,143
Transaction costs	1,619	—	1,619
Integration costs	2,159	(6)	2,153
Stock compensation expense	2,227	—	2,227
Other income	314	—	314
Adjusted EBITDA	$90,613	$6,907	$97,520

	Three Months Ended June 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
Loss (income) from operations before income taxes	(13,473)	855	(12,618)
Loss on extinguishment of debt	7,244	—	7,244
Interest expense	31,214	454	31,668
Depreciation and amortization	41,943	4,974	46,917
Currency gains, net	(75)	(279)	(354)
Restructuring costs, lease impairment expense and other related charges	3,203	(51)	3,152
Goodwill and other impairments	268	80	348
Integration costs	7,260	982	8,242
Stock compensation expense	1,900	—	1,900
Other income	1,063	(8)	1,055
Adjusted EBITDA	$80,547	$7,007	$87,554

	Six Months Ended June 30, 2020
(in thousands)	Modular - US	Modular - Other North America	Total
Income (loss) from operations before income taxes	$5,678	$3,986	$9,664
Interest expense	56,136	640	56,776
Depreciation and amortization	88,885	8,514	97,399
Currency (gains) losses, net	(455)	973	518
Restructuring costs, lease impairment expense and other related charges	3,066	678	3,744
Transaction costs	11,050	—	11,050
Integration costs	3,855	(16)	3,839
Stock compensation expense	4,014	—	4,014
Other income	67	(9)	58
Adjusted EBITDA	$172,296	$14,766	$187,062

	Six Months Ended June 30, 2019
(in thousands)	Modular - US	Modular - Other North America	Total
Loss (income) from operations before income taxes	$(23,520)	$1,251	$(22,269)
Loss on extinguishment of debt	7,244	—	7,244
Interest expense	61,796	987	62,783
Depreciation and amortization	80,992	9,812	90,804
Currency gains, net	(205)	(465)	(670)
Restructuring costs, lease impairment expense and other related charges	7,381	512	7,893
Goodwill and other impairments	2,069	569	2,638
Integration costs	16,612	1,768	18,380
Stock compensation expense	3,190	—	3,190
Other income	931	(19)	912
Adjusted EBITDA	$156,490	$14,415	$170,905

NOTE 18 - Income (Loss) Per Share
Basic income (loss) per share (“EPS”) is calculated by dividing net income/(loss) attributable to WillScot by the weighted average number of shares of Class A common stock outstanding during the period. The shares of Class A common stock issued as a result of the vesting of RSUs and for warrants exercised or redeemed during the three and six months ended June 30, 2020, were included in EPS based on the weighted average number of days in which they were vested and outstanding during the period.
Shares of Class B common stock have no rights to dividends or distributions made by the Company and, in turn, are excluded from the EPS calculation. As contemplated by the Merger Agreement on June 30, 2020, the Sapphire Exchange was completed and all shares of Class B common stock were cancelled and Sapphire Holdings received 10,641,182 shares of Class A common stock.
Diluted EPS is computed similarly to basic EPS, except that it includes the potential dilution that would occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

NOTE 19 - Related Parties
Related party balances included in the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019, consisted of the following:

(in thousands)	Financial statement line Item	June 30, 2020	December 31, 2019
Receivables due from affiliates	Accounts receivable, net	$20	$26
Amounts due to affiliates(a)	Accrued liabilities	(2,174)	(883)
	Total related party liabilities, net	$(2,154)	$(857)
(a) The Company had accrued expenses of $0.0 million and $0.6 million at June 30, 2020 and December 31, 2019, respectively, included in amounts due to affiliates, related to rental equipment purchases from an entity within the Algeco Group. Two of the Company's directors also serve on the board of directors to a consulting firm with which the Company incurs professional fees.
Related party transactions included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, respectively, consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial statement line item	2020	2019	2020	2019
Leasing revenue from related parties	Modular leasing revenue	$294	$76	$827	$150
Consulting expense to related party(a)	Selling, general & administrative expenses	(2,158)	(229)	(2,996)	(501)
	Total related party expense, net	$(1,864)	$(153)	$(2,169)	$(351)
(a) Two of the Company's directors also serve on the board of directors to a consulting firm with which the Company incurs professional fees.
On August 22, 2018, WillScot’s majority stockholder, Sapphire Holdings, entered into a margin loan (the "Margin Loan") under which all of its WillScot Class A common stock was pledged to secure $125.0 million of borrowings under the loan agreement. WillScot is not a party to the loan agreement and has no obligations thereunder, but WillScot delivered an issuer agreement to the lenders under which WillScot has agreed to certain obligations relating to the shares pledged by Sapphire Holdings and, subject to applicable law and stock exchange rules, not to take any actions that are intended to materially hinder or delay the exercise of any remedies with respect to the pledged shares. In connection with the Margin Loan, on August 24, 2018, WSII entered into a two-year supply agreement with Target Logistics Management LLC, an affiliate controlled by Sapphire Holdings, under which, subject to limited exceptions, WSII acquired the exclusive right to supply modular units, portable storage units, and other ancillary products ordered by the affiliate in the US. As of June 30, 2020, the 59,708,536 shares of WillScot Class A common stock pledged by Sapphire Holdings represented approximately 49% of WillScot’s issued and outstanding Class A shares. As of July 31, 2020, Sapphire Holdings represented approximately 26% of WIllScot Mobile Mini's issued and outstanding common stock.
On June 30, 2020, as contemplated by the Merger Agreement, and pursuant to the terms of an exercise notice delivered by Sapphire Holdings to WillScot, Sapphire Holdings exchanged each of its shares of common stock, par value $0.0001, of Holdings, pursuant to that certain existing exchange agreement, between WillScot and Sapphire Holdings, for 1.3261 shares of newly issued Class A Common Stock (the “Sapphire Exchange”). As a result of the Sapphire Exchange, all issued and outstanding shares of WillScot’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), were automatically canceled for no consideration and the existing exchange agreement was automatically terminated.

As a result of the Sapphire Exchange, Holdings became a wholly-owned subsidiary of WillScot. Sapphire Holdings received 10,641,182 shares of Class A Common Stock in the Sapphire Exchange (the “Exchange Shares”).
The Company had capital expenditures of rental equipment purchased from related party affiliates of $1.4 million and $1.7 million for three months ended June 30, 2020 and 2019, respectively. The Company had capital expenditures of rental equipment purchased from related party affiliates of $1.6 million and $3.2 million for six months ended June 30, 2020 and 2019, respectively.

NOTE 20 - Subsequent Events
On July 27, 2020, the Company announced the redemption of $49.0 million of its 2023 Senior Notes. The redemption will take place on August 11, 2020, at a redemption price equal to 103% plus accrued and unpaid interest.
On August 7, 2020, the Board approved a stock repurchase program that authorizes the Company, to deploy up to $250 million of its outstanding shares of common stock. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting and other considerations.
The Company plans to repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company’s discretion. The repurchase program, which has no expiration date, may be increased, suspended or terminated at any time. The program is expected to be implemented over the course of several years and will be conducted subject to the covenants in the agreements governing our indebtedness.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Corporation ("WillScot"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and six months ended June 30, 2020 or prior periods. As the Merger with Mobile Mini (hereinafter defined) was completed on July 1, 2020, unless the context otherwise requires, the terms “we”, “us”, “our” “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot Corporation and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to the combined company WillScot Mobile Mini Holdings Corp. when referring to periods on or after July 1, 2020 (after the Merger).
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
Executive Summary and Outlook
We are a leading provider of modular space and portable storage solutions in the United States (“US”), Canada and Mexico. As of June 30, 2020, our branch network included approximately 120 locations and additional drop lots to service our more than 50,000 customers across the US, Canada and Mexico. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 125,000 modular space units and over 25,000 portable storage units in our fleet.
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
Our customers operate in a diversified set of end-markets, including commercial and industrial, construction, education, energy and natural resources, government and other end-markets. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 82% of our revenues for the three months ended June 30, 2020.
Significant Developments
Mobile Mini Merger
On March 2, 2020, we announced that we entered into an Agreement and Plan of Merger (the "Merger") with Mobile Mini, Inc. (“Mobile Mini”). During the second quarter, we obtained all required regulatory approvals and stockholder approvals from the Company's and Mobile Mini’s stockholders and we closed the Merger on July 1, 2020 at which time Mobile Mini became a wholly-owned subsidiary of WillScot. Concurrent with the closing of the Merger, WillScot changed its name to WillScot Mobile Mini Holdings Corp ("WillScot Mobile Mini"). We believe that the merger will result in strategic and financial benefits by combining the two industry leaders in the complementary modular space and portable storage solutions markets.
Financing Activities

In anticipation of the Merger, on June 15, 2020, we completed a private offering of $650.0 million in aggregate principal amount of 6.125% senior secured notes due 2025 (the “2025 Secured Notes”). The gross offering proceeds from the 2025 Secured Notes of $650.0 million and $5.1 million of interest due through August 1, 2020 were deposited into an escrow account, pending the closing of the Merger. In connection with completion of the Merger on July 1, 2020, the net offering proceeds were released and the proceeds were utilized to repay the 2022 Secured Notes (see Note 9 – Debt), repay Mobile Mini secured notes and pay certain fees and expenses related to the Merger and financing transactions. At June 30, 2020 the $655.1 million in the escrow account is reported as restricted cash on the condensed consolidated balance sheet.
On July 1, 2020, in connection with the completion of the Merger, Williams Scotsman Holdings Corp. (“Holdings”), WSII, and certain of its subsidiaries, including Mobile Mini and certain of its consolidated subsidiaries (the “Mobile Mini Entities”), entered into a new asset-based credit agreement (the "New ABL Facility"), that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion. On July 1, 2020, in connection with the completion of the Merger, approximately $1.47 billion of proceeds from the New ABL Facility were used to finance the repayment of the Willscot ABL facility, the Mobile Mini ABL facility, fees and expenses related to the Merger and the financing transactions, including $36 million related to the New ABL Facility upfront fees which will be recorded as deferred financing costs in the third quarter. The New ABL Facility matures July 1 2025 (see Note 9 – Debt).
Upon completion of the aforementioned transactions, WillScot Mobile Mini Holdings Corp. had approximately $2,683.7 million of gross debt and finance leases outstanding and approximately $915 million of availability under its New ABL Facility, and 227,721,220 shares outstanding as of July 31, 2020. On July 27, 2020 the Company announced an opportunistic redemption of $49 million of its 2023 senior secured notes. The redemption will occur on August 11, 2020 and is expected to further optimize our debt structure and reduce future interest expense.

COVID-19 Impact on Business

During the three and six months ended June 30, 2020, financial results for our operations were impacted by the COVID-19 outbreak as we began to experience reduced demand as a portion of new project deliveries from our customers were either cancelled or delayed as a result of the COVID-19 pandemic and we expect our financial results may continue to be adversely impacted in the future. During the second quarter of 2020, our modular space deliveries were down 19% year over year due to reduced demand primarily attributable to the current global economic situation as a consequence of the COVID-19 pandemic. The reduced delivery demand has impacted our modular leasing revenues as well as our delivery and installation revenues. As a result, we have taken significant actions to reduce variable costs and capital spending. Due to the long lease durations in our business, the predictability of our cash inflows, and the fact that the majority of our gross profit is from units already out on rent at the beginning of the period, we believe we have forward visibility into our cash flows and are able to plan ahead to adjust for varying demand levels.
Since the outbreak of COVID-19 was designated as a global pandemic by the World Health Organization in March, our operations have generally continued to operate normally, albeit at lower activity levels, with additional safety protocols in place as we have been considered an essential business in most jurisdictions. However, there have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic. The global pandemic has resulted in significant global social and business disruption, and in response we have modified the way we communicate and conduct business with our customers, suppliers and employees. The following summarizes many of the key actions we have taken in response to the pandemic.
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
Sales and Leasing Operations
The Company is responding to shelter-in-place and similar government orders, which vary significantly across our geographic markets. As a result of the shelter-in-place orders and increased social distancing measures, some of our markets, such as special events and sports and entertainment, have experienced sustained reductions in demand for new projects. Other sectors such as health care have seen increased demand, and other sectors such as construction have remained active but with varying degrees of project disruption, some of which are quite significant. We are also responding to demand across our end markets from customers in need of additional office space to facilitate social distancing. As the Company serves many critical sectors of the economy, the Company will continue to help support customers who remain operational, as well as those who are actively engaged in the COVID-19 response. We believe that our branch locations are considered essential businesses in most jurisdictions and as such have continued to operate normally with the aforementioned safety protocols in place, while our customer service and sales teams are working closely with customers to meet current demand. The impact on future demand for new projects will depend greatly on the degree and duration to which governments restrict business and personal activities going forward and when businesses resume normal operations.
Cost Reductions
Early in the second quarter, in anticipation of a potential decline in demand for new projects, the Company implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. These actions include suspending previously planned compensation increases for its corporate and shared services employees until the third quarter of 2020, included putting a temporary freeze on hiring, significant planned reductions to overtime and external variable labor costs, and significant reductions in other discretionary spending including marketing, travel and entertainment, outside professional fees and other aspects of the business. As we saw reduced demand persist through the second quarter, we also implemented several internal labor cost reductions to right-size our operations for these lower demand levels. Lastly, reduced demand for new projects has allowed the Company to reduce or delay capital spending, including new fleet purchases, refurbishments of existing equipment, and improvements to branch infrastructure. The Company continues to monitor new project demand on a daily basis, and given the flexibility in our cost structure, can adjust costs and capital spending rapidly to align with demand levels.
Second Quarter Highlights
For the three months ended June 30, 2020, key drivers of financial performance included:
•Modular leasing revenue increased by $4.3 million, or 2.3%, as compared to the same period in 2019, however total revenues decreased by $6.8 million, or 2.6%, driven by a $5.1 million, or 49.0% decrease in rental unit sales revenue, a $4.4 million or 7.9% decrease in modular delivery and installation revenue primarily driven by reduced demand for new project deliveries since mid-March of 2020 as a result of new project cancellations and delays as a result of the COVID-19 pandemic, and a $1.7 million or 14.8% decrease in new sale revenue. Key modular leasing revenue drivers include:
–Consolidated modular space average monthly rental rate increased to $669 representing a 9.5% increase year over year.
–Consolidated average modular space units on rent decreased 5,204 or 5.6% year over year, driven by lower deliveries, including reduced demand for new project deliveries as a result of the COVID-19 pandemic, and average modular space utilization decreased 340 basis points year over year to 68.5%. Modular - US segment revenues, which represented 91.9% of revenue for the three months ended June 30, 2020, decreased by $0.5 million, or 0.2%, as compared to the same period in 2019 driven primarily by reduced delivery and installation revenues due to reduced demand for new project deliveries, however modular leasing revenues increased $6.5 million, or 3.9% through:
–Modular space average monthly rental rate of $681, increased 11.3% year over year. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base.
–Average modular space units on rent decreased 4,780, or a 5.7% year over year decrease.
–Average modular space monthly utilization decreased 350 basis points to 70.6% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.
•Modular - Other North America segment revenues which represented 8.1% of revenues for the three months ended June 30, 2020, decreased by $6.4 million, or 23.5% as compared to the same period in 2019. Decreases were driven primarily by decreased new and rental unit sales which decreased by $5.2 million. Modular space leasing revenues decreased by $2.1 million, or 12.4%, driven by lower average units on rent and stronger US dollar in Q2 2020 relative to prior year. These decreases were partially offset by net increases in modular delivery and installation revenues, which supported sequential unit on rent growth within the quarter:
–Average modular space monthly rental rate decreased 6.8% to $562, which was significantly impacted by unfavorable foreign currency movements. On a constant currency basis, modular space average rental rate was down 0.8% year over year primarily due to major project timing in Alaska.
–Average modular space units on rent decreased by 424 units, or 4.7% as compared to the same period in 2019, however increased 2.9% sequentially from March to June 2020.
–Average modular space monthly utilization decreased by 260 basis points as compared to the same period in 2019 to 53.7%, however increased 170 basis points from March to June 2020.
•Generated consolidated net income of $12.8 million for the three months ended June 30, 2020, which included $5.9 million of discrete costs expensed in the period related to acquisition and integration activities, including $1.6 million of transaction costs related to the announced Mobile Mini merger, $2.2 million of integration costs, and $2.1 million of restructuring costs, lease impairment expense and other related charges.
•Generated Adjusted EBITDA of $97.5 million for the three months ended June 30, 2020, representing an increase of $10.0 million, or 11.4%, as compared to the same period in 2019, which includes continued realization of commercial and cost synergies associated with the ModSpace acquisition, and significant cost reductions as a result of actions taken to reduce variable cost in a reduced demand environment as a consequence of the COVID-19 pandemic. Our Adjusted EBITDA Margin of 38.0% in the second quarter increased 480 basis points relative to prior year.
•Generated Free Cash Flow of $39.0 million for the three months ended June 30, 2020, representing an increase of $37.4 million as compared to the same period in 2019, as net cash provided by operating activities of $75.4 million was partially reinvested in value added products and fleet refurbishments (net cash used in investing activities of $36.4 million), however, reinvestment was at lower levels than originally planned as a result of reduced capital spending needs given reduced demand for new project deliveries.

Consolidated Results of Operations
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Our consolidated statements of operations for the three months ended June 30, 2020 and 2019 are presented below:

	Three Months Ended June 30,		2020 vs. 2019 $ Change
(in thousands)	2020	2019
Revenues:
Leasing and services revenue:
Modular leasing	$190,143	$185,818	$4,325
Modular delivery and installation	51,640	55,966	(4,326)
Sales revenue:
New units	9,763	11,507	(1,744)
Rental units	5,316	10,422	(5,106)
Total revenues	256,862	263,713	(6,851)
Costs:
Costs of leasing and services:
Modular leasing	47,747	55,073	(7,326)
Modular delivery and installation	43,523	48,468	(4,945)
Costs of sales:
New units	6,331	7,999	(1,668)
Rental units	3,803	6,721	(2,918)
Depreciation of rental equipment	45,494	43,968	1,526
Gross Profit	109,964	101,484	8,480
Expenses:
Selling, general and administrative	65,272	70,385	(5,113)
Other depreciation and amortization	2,883	2,949	(66)
Impairment losses on long-lived assets	—	348	(348)
Lease impairment expense and other related charges	1,394	1,520	(126)
Restructuring costs	749	1,632	(883)
Currency losses (gains), net	(380)	(354)	(26)
Other income, net	(1,021)	(1,290)	269
Operating income	41,067	26,294	14,773
Interest expense	28,519	31,668	(3,149)
Loss on extinguishment of debt	—	7,244	(7,244)
Income (loss) from operations before income tax	12,548	(12,618)	25,166
Income tax benefit	(285)	(1,180)	895
Net income (loss)	12,833	(11,438)	24,271
Net income (loss) attributable to non-controlling interest, net of tax	1,343	(832)	2,175
Net income (loss) attributable to WillScot	$11,490	$(10,606)	$22,096
Comparison of Three Months Ended June 30, 2020 and 2019
Revenue: Total revenue decreased $6.8 million, or 2.6%, to $256.9 million for the three months ended June 30, 2020 from $263.7 million for the three months ended June 30, 2019. The decrease was primarily the result of a $5.1 million, or 49.0%, decrease in rental unit sales, $1.7 million, or 14.8%, decrease in new unit sales, and $4.4 million, or 7.9%, decrease in modular delivery and installation revenues revenue for the three months ended June 30, 2020 as compared to the same period in 2019. The decline in modular delivery and installation revenues was primarily driven by lower delivery volumes during the quarter related to the impact of new project cancellations and delays as a result of the COVID-19 pandemic. These decreases were partially offset by an increase of $4.3 million, or 2.3%, in modular leasing revenue as compared to the same period in 2019 driven by improved pricing and value-added products on modular space units.
Total average units on rent for the three months ended June 30, 2020 and 2019 were 102,965 and 108,844, respectively. The decrease was due primarily to lower delivery volumes, including reduced demand for new projects since mid-March of 2020 as a result of COVID-19, with modular space average units on rent decreasing 5,204 units, or 5.6%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Modular space average monthly rental rates increased 9.5% to $669 for the three months ended June 30, 2020. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base. Portable storage average units on rent decreased by 675 units, or 4.1%, for the three months ended June 30, 2020. Average portable storage monthly rental rates decreased 0.8% to $120 for the three months ended June 30, 2020. The average modular space unit utilization rate during the three months ended June 30, 2020 was 68.5%, as compared to 71.9% during the same period in 2019. This decrease was driven by lower average modular space units on rent, partially offset by a lower total modular space unit fleet size. The average portable storage unit utilization rate during the three months ended June 30, 2020 was 62.5%, as compared to 63.3% during the same period in 2019. The decrease in average portable storage utilization rate was driven by declines in the number of portable storage average units on rent.
Gross Profit: Our gross profit percentage was 42.8% and 38.5% for the three months ended June 30, 2020 and 2019, respectively. Our gross profit percentage, excluding the effects of depreciation, was 60.5% and 55.2% for the three months ended June 30, 2020 and 2019, respectively.
Gross profit increased $8.5 million, or 8.4%, to $110.0 million for the three months ended June 30, 2020 from $101.5 million for the three months ended June 30, 2019. The increase in gross profit is a result of an $11.7 million increase in modular leasing gross profit and increased delivery and installation gross profit of $0.6 million. Increases in modular leasing and services gross profit were primarily a result of increased revenues due to favorable average monthly rental rates on modular space units, and modular leasing cost savings due to lower delivery volumes that were achieved as a result of actions taken by the Company to scale back variable labor and material costs in response to lower demand for new project deliveries. Increased delivery and installation margins were driven by higher pricing per transaction, offset partially by lower activity volumes due to reduced delivery demand. These increases were partially offset by increased depreciation of $1.5 million as a result of capital investments made over the past twelve months in our existing rental equipment and decreased new and rental unit sale margins of $2.2 million due to lower demand.
SG&A: Selling, general and administrative ("SG&A") decreased $5.1 million, or 7.2%, to $65.3 million for the three months ended June 30, 2020, compared to $70.4 million for the three months ended June 30, 2019. The primary driver of the decrease is related to lower discrete costs. Discrete items within SG&A decreased for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, by $4.1 million as integration cost savings of $5.6 million as compared to the three months ended June 30, 2019 were only partially offset by transaction costs related to the Merger of $1.6 million. Stock compensation expense increased $0.3 million and other costs decreased $0.4 million as compared to the three months ended June 30, 2019.
Excluding discrete items, SG&A decreased $1.0 million as a result of decreased expenses related to travel and entertainment, which drove a decrease of approximately $1.6 million and professional fees which decreased $1.6 million as compared to the prior year. These decreases were partially offset primarily by increased bad debt expense of $1.7 million compared to the prior year.
Other Depreciation and Amortization: Other depreciation and amortization remained flat at $2.9 million for the three months ended June 30, 2020 and 2019.
Impairment Losses on Long-lived Assets: Impairment losses on long-lived assets were $0.3 million for the three months ended June 30, 2019 related to the valuation of properties classified as assets held for sale as a result of the ModSpace acquisition. No similar impairments occurred during the three months ended June 30, 2020.
Lease Impairment expense and Other Related Charges: Lease impairment expense and other related charges was $1.4 million for the three months ended June 30, 2020 as compared to $1.5 million for the three months ended June 30, 2019.
Restructuring Costs: In the three months ended June 30, 2020, the Company had $0.7 million of restructuring costs primarily due to reductions in force across our branch network in response to COVID-19 economic conditions. In the three months ended June 30, 2019, $1.6 million of restructuring costs was recorded primarily related to employee termination costs as a result of the ModSpace integration.
Currency Losses (Gains), net: Currency losses (gains), net of $0.4 million gain for the three months ended June 30, 2020 was flat compared to the three months ended June 30, 2019.
Other Income, Net: Other income, net was $1.0 million for the three months ended June 30, 2020 compared to income of $1.3 million for the three months ended June 30, 2019. Other income, net of $1.0 million for the three months ended June 30, 2020 reflects the reversal of a non-income tax liability of $1.3 million. Other income, net of $1.3 million for the three months ended June 30, 2019 was primarily driven by the receipt of $1.1 million of insurance proceeds related to assets damaged during Hurricane Harvey.
Interest Expense: Interest expense decreased $3.2 million, or 10.1%, to $28.5 million for the three months ended June 30, 2020 from $31.7 million for the three months ended June 30, 2019. The decrease in interest expense is primarily attributable to the repayment of our 10% senior unsecured notes in the second quarter of 2019, the partial redemption of our 2022 senior secured notes in December 2019, and lower interest rates and average balances outstanding on our ABL facility. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Loss on Extinguishment of Debt: We redeemed $200.0 million in aggregate outstanding principal amount of our senior unsecured notes in the second quarter of 2019 at a redemption price of 102.0%, plus a make-whole premium of 1.1%, for total premiums of 3.1%. As a result, we recorded a loss on extinguishment of debt of $7.2 million, which included $6.2 million of premium and $1.0 million related to the write-off of unamortized deferred financing fees
Income Tax Benefit: Income tax benefit decreased $0.9 million to $0.3 million for the three months ended June 30, 2020 compared to $1.2 million for the three months ended June 30, 2019. The decrease in income tax benefit was driven by pre-tax income being offset by a tax benefit from a release of valuation allowance and discrete items in the three months ended June 30, 2020 as compared to discrete benefits recorded in the three months ended June 30, 2019 that were not recurring at June 30, 2020.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Our consolidated statements of operations for the six months ended June 30, 2020 and 2019 are presented below:

	Six Months Ended June 30,		2020 vs. 2019 $ Change
(in thousands)	2020	2019
Revenues:
Leasing and services revenue:
Modular leasing	$378,495	$363,110	$15,385
Modular delivery and installation	102,710	105,966	(3,256)
Sales revenue:
New units	19,376	26,348	(6,972)
Rental units	12,102	21,974	(9,872)
Total revenues	512,683	517,398	(4,715)
Costs:
Costs of leasing and services:
Modular leasing	97,556	102,308	(4,752)
Modular delivery and installation	87,388	91,811	(4,423)
Costs of sales:
New units	12,534	18,877	(6,343)
Rental units	7,609	14,516	(6,907)
Depreciation of rental equipment	91,442	85,071	6,371
Gross Profit	216,154	204,815	11,339
Expenses:
Selling, general and administrative	140,240	143,704	(3,464)
Other depreciation and amortization	5,957	5,733	224
Impairment losses on long-lived assets	—	2,638	(2,638)
Lease impairment expense and other related charges	3,055	4,605	(1,550)
Restructuring costs	689	3,288	(2,599)
Currency (gains) losses, net	518	(670)	1,188
Other income, net	(745)	(2,241)	1,496
Operating income	66,440	47,758	18,682
Interest expense	56,776	62,783	(6,007)
Loss on extinguishment of debt	—	7,244	(7,244)
Income from operations before income tax	9,664	(22,269)	31,933
Income tax expense (benefit)	505	(802)	1,307
Net income (loss)	9,159	(21,467)	30,626
Net income (loss) attributable to non-controlling interest, net of tax	1,213	(1,590)	2,803
Net income (loss) attributable to WillScot	$7,946	$(19,877)	$27,823
Comparison of Six Months Ended June 30, 2020 and 2019
Revenue: Total revenue decreased $4.7 million, or 0.9%, to $512.7 million for the six months ended June 30, 2020 from $517.4 million for the six months ended June 30, 2019. The decrease was primarily the result of a $6.9 million, or 26.2%, and $9.9 million, or 45.0%, decrease in new unit and rental unit sales, respectively and a $3.3 million, or 3.1%, decrease in modular delivery and installation revenue. The decline in modular delivery and installation revenues was primarily driven by lower delivery volumes during the second quarter related to the impact of new project cancellations and delays as a result of the COVID-19 pandemic. These decreases were partially offset by an increase of $15.4 million, or 4.2%, in modular leasing revenue for the six months ended June 30, 2020 driven by improved pricing on modular space units.

Total average units on rent for the six months ended June 30, 2020 and 2019 were 103,656 and 109,815, respectively. The decrease was due primarily to lower delivery volumes, including reduced demand for new projects since mid-March of 2020 as a result of COVID-19, with modular space average units on rent decreasing 5,267 units, or 5.7%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Modular space average monthly rental rates increased 11.5% to $661 for the six months ended June 30, 2020. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base. Portable storage average units on rent decreased by 892 units, or 5.2%, for the six months ended June 30, 2020. Average portable storage monthly rental rates of $120 were flat compared to the six months ended June 30, 2019. The average modular space unit utilization rate during the six months ended June 30, 2020 was 68.9%, as compared to 72.2% during the same period in 2019. This decrease was driven by lower average modular space units on rent, partially offset by a lower total modular space unit fleet size. The average portable storage unit utilization rate during the six months ended June 30, 2020 was 63.5%, as compared to 65.0% during the same period in 2019. The decrease in average portable storage utilization rate was driven by a decline in the number of portable storage average units on rent.
Gross Profit: Our gross profit percentage was 42.2% and 39.6% for the six months ended June 30, 2020 and 2019, respectively. Our gross profit percentage, excluding the effects of depreciation, was 60.0% and 56.0% for the six months ended June 30, 2020 and 2019, respectively.
Gross profit increased $11.4 million, or 5.6%, to $216.2 million for the six months ended June 30, 2020 from $204.8 million for the six months ended June 30, 2019. The increase in gross profit is a result of a $21.2 million increase in modular leasing and services gross profit. Increases in modular leasing and services gross profit were primarily a result of increased revenues due to favorable average monthly rental rates on modular space units, as well as due to modular leasing cost savings during the second quarter due to lower delivery volumes that were achieved as a result of actions taken by the Company to scale back variable labor and material costs in response to lower demand for new project deliveries. Increased delivery and installation margins were driven primarily by higher pricing per transaction, offset partially by lower activity volumes primarily in the second quarter due to reduced delivery demand. These increases were partially offset by increased depreciation of $6.3 million as a result of capital investments made over the past twelve months in our existing rental equipment and decreased new and rental unit sale margins of $3.5 million due to lower demand.
SG&A: SG&A decreased $3.5 million, or 2.4%, to $140.2 million for the six months ended June 30, 2020, compared to $143.7 million for the six months ended June 30, 2019. The primary driver of the decrease is related to decreased discrete costs. Discrete items within SG&A decreased for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, by $3.1 million as integration cost savings of $14.1 million as compared to the six months ended June 30, 2019 were only partially offset by transaction costs related to the Mobile Mini transaction of $11.1 million. Stock compensation expense increased $0.8 million and other costs decreased $0.9 million as compared to the six months ended June 30, 2019.
Excluding discrete items, SG&A decreased $0.4 million as a result of decreased expenses related to occupancy costs, which decreased $1.2 million, travel and entertainment costs, which decreased $1.3 million, professional fees, which decreased $1.3 million, and tax cost savings of approximately $1.0 million as compared to the prior year. These cost savings were partially offset primarily by increased employee costs, which increased $1.3 million, increased bad debt expense of $1.0 million, and approximately $2.4 million of cost incurred related to the bi-annual company meeting held in January 2020.
Other Depreciation and Amortization: Other depreciation and amortization increased $0.3 million, or 5.3%, to $6.0 million for the six months ended June 30, 2020, compared to $5.7 million for the six months ended June 30, 2019.
Impairment Losses on Long-Lived Assets: Impairment losses on long-lived assets were $2.6 million for the six months ended June 30, 2019 related to the valuation of properties classified as assets held for sale as a result of the ModSpace acquisition. No similar impairments occurred during the six months ended June 30, 2020.
Lease Impairment expense and Other Related Charges: Lease impairment expense and other related charges were $3.1 million for the six months ended June 30, 2020 as compared to $4.6 million for the six months ended June 30, 2019.
Restructuring Costs: Restructuring costs were $0.7 million for the six months ended June 30, 2020 as compared to $3.3 million for the six months ended June 30, 2019. The restructuring charges in the six months ended June 30, 2020 were due to reductions in force across our branch network in response to COVID-19 economic conditions. The restructuring charges in the six months ended June 30, 2019 related primarily to employee termination costs related to the ModSpace and Acton acquisitions and integrations.
Currency (Gains) Losses, net: Currency (gains) losses, net fluctuated by $1.2 million to a $0.5 million loss for the six months ended June 30, 2020 compared to a $0.7 million gain for the six months ended June 30, 2019. The increase in currency (gains) losses, net, in 2020 was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other Expense (Income), Net: Other income, net was $0.7 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. Other income, net of $0.7 million for the six months ended June 30, 2020 was primarily related to the reversal of a non-income tax liability of $1.3 million. Other income, net of $2.2 million for the six months ended June 30, 2019 was driven primarily by the receipt of a $0.9 million settlement in the first quarter of 2019, and the receipt of $1.1 million of insurance proceeds related to assets damaged during Hurricane Harvey in the second quarter of 2019.

Interest Expense: Interest expense decreased $6.0 million, or 9.6%, to $56.8 million for the six months ended June 30, 2020 from $62.8 million for the six months ended June 30, 2019. Interest expense for the six months ended June 30, 2020 is lower than the same period in 2019 due to lower rates and average balances outstanding on our ABL facility and the repayment of our 10% senior unsecured notes in the second quarter of 2019, offset by an increase in borrowings of $190.0 million in the second quarter of 2019 under our 6.875% senior secured notes, which are outstanding for all six months in 2020.
Loss on Extinguishment of Debt: We redeemed $200.0 million in aggregate outstanding principal amount of our senior unsecured notes in the second quarter of 2019 at a redemption price of 102.0%, plus a make-whole premium of 1.1%, for total premiums of 3.1%. As a result, we recorded a loss on extinguishment of debt of $7.2 million, which included $6.2 million of premium and $1.0 million related to the write-off of unamortized deferred financing fees
Income Tax Expense: Income tax expense increased $1.3 million to $0.5 million expense for the six months ended June 30, 2020 compared to a $0.8 million benefit for the six months ended June 30, 2019. The increase in income tax expense was driven by legislative enacted discrete benefits recorded in the six months ended June 30, 2019 which did not occur in the six months ended June 30, 2020.

Business Segment Results
Our principal line of business is modular leasing and sales. Modular leasing and sales comprises two reportable segments: Modular - US and Modular - Other North America. The Modular - US reportable segment includes the contiguous 48 states and Hawaii, and the Modular - Other North America reportable segment includes Alaska, Canada and Mexico.
The following tables and discussion summarize our reportable segment financial information for the three and six months ended June 30, 2020 and 2019. Future changes to our organizational structure, including those that will result from our Merger with Mobile Mini, may result in changes to the segments disclosed.
Comparison of Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$236,048	$20,814	$256,862
Gross profit	$100,951	$9,013	$109,964
Adjusted EBITDA	$90,613	$6,907	$97,520
Capital expenditures for rental equipment	$38,065	$1,969	$40,034
Modular space units on rent (average during the period)	78,493	8,603	87,096
Average modular space utilization rate	70.6%	53.7%	68.5%
Average modular space monthly rental rate	$681	$562	$669
Portable storage units on rent (average during the period)	15,505	364	15,869
Average portable storage utilization rate	63.0%	47.6%	62.5%
Average portable storage monthly rental rate	$121	$98	$120

	Three Months Ended June 30, 2019
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$236,502	$27,211	$263,713
Gross profit	$92,471	$9,013	$101,484
Adjusted EBITDA	$80,547	$7,007	$87,554
Capital expenditures for rental equipment	$58,241	$2,974	$61,215
Modular space units on rent (average during the period)	83,273	9,027	92,300
Average modular space utilization rate	74.1%	56.3%	71.9%
Average modular space monthly rental rate	$612	$603	$611
Portable storage units on rent (average during the period)	16,146	398	16,544
Average portable storage utilization rate	63.6%	50.8%	63.3%
Average portable storage monthly rental rate	$121	$121	$121
Modular - US Segment
Revenue: Total revenue decreased $0.5 million, or 0.2%, to $236.0 million for the three months ended June 30, 2020 from $236.5 million for the three months ended June 30, 2019. The decrease was primarily the result of a $5.3 million, or 10.1% decrease in modular delivery and installation revenues, $0.9 million, or 8.7%, decrease in new unit sales, and $0.8 million, or 16.3%, decrease in rental unit sales revenue. The decline in modular delivery and installation revenues was primarily driven by lower delivery volumes during the second quarter related to the impact of new project cancellations and delays as a result of the COVID-19 pandemic. The decreases were partially offset by an increase of modular leasing revenue of $6.5 million, or 3.9% driven by improved pricing. Average modular space monthly rental rates increased 11.3% for the three months ended June 30, 2020 to $681 driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base. Improved pricing was partially offset by lower volumes as average modular space units on rent decreased 4,780 units, or 5.7%. The decrease was driven primarily by lower delivery volumes, including reduced demand for new projects since mid-March of 2020 as a result of COVID-19.
Gross Profit: Gross profit increased $8.5 million, or 9.2%, to $101.0 million for the three months ended June 30, 2020 from $92.5 million for the three months ended June 30, 2019. The increase in gross profit was driven by higher modular leasing gross profit, which increased $13.0 million, or 11.0%, driven equally from improved pricing including VAPS and modular leasing cost savings due to lower delivery volumes that were achieved as a result of actions taken by the Company to scale back variable labor and material costs in response to lower demand for new project deliveries. The increase in gross profit from modular leasing for the three months ended June 30, 2020 was partially offset by a $1.1 million decrease in sales gross profit, a $1.2 million decrease in modular delivery and installation gross profit due to lower activity volumes due to reduced delivery demand, and a $2.5 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment over the past twelve months.
Adjusted EBITDA: Adjusted EBITDA increased $10.1 million, or 12.5%, to $90.6 million for the three months ended June 30, 2020 from $80.5 million for the three months ended June 30, 2019. The increase was driven by higher modular leasing gross profit discussed above. SG&A, excluding discrete items, decreased $0.2 million, or 0.3%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Decreases were related to $1.3 million decrease in travel and entertainment and $1.6 million decrease in professional fees compared to the prior year. Decreases were partially offset by employee costs which increased $0.7 million, occupancy costs which increased $0.4 million, and increased bad debt expense of $1.8 million compared to the prior year.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $20.1 million, or 34.5%, to $38.1 million for the three months ended June 30, 2020 from $58.2 million for the three months ended June 30, 2019. Net CAPEX, as defined below in Item 2. Other Non-GAAP Financial Data and Reconciliations, also decreased $10.1 million, or 22.1%, to $35.5 million. The decreases for both were driven by decreased spending on refurbishments and VAPS due to less constrained fleet and reduced demand as a result of the COVID-19 pandemic, and cost improvements experienced over the prior year related to better unit selection and scoping on refurbishments.
Modular - Other North America Segment
Revenue: Total revenue decreased $6.4 million, or 23.5%, to $20.8 million for the three months ended June 30, 2020 from $27.2 million for the three months ended June 30, 2019. Decreases were driven by rental unit sale decreases of $4.3 million, or 78.2%, reduced modular leasing revenues, which decreased $2.1 million, or 12.4%, and new unit sales decreases of $0.9 million, or 75.0% for the three months ended June 30, 2020. These decreases were partially offset by increased modular delivery and installation revenue, which increased $0.9 million, or 25.7%. Average modular space monthly rental rates decreased 6.8% primarily as a result of unfavorable foreign currency movements (decrease of 0.8% at constant currency) and average modular space units on rent decreased by 424 units, or 4.7%.
Gross Profit: Gross profit of $9.0 million for the three months ended June 30, 2020 was flat compared to the three months ended June 30, 2019. The effects of unfavorable foreign currency movements decreased gross profit by $0.6 million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, of $0.6 million was driven primarily by increased modular delivery and installation margins of $1.2 million as a result of higher pricing per transaction and lower variable costs, and lower depreciation of $0.7 million for the three months ended June 30, 2020, partially offset by reduced new and rental unit sales gross profit of $0.7 million and lower modular leasing gross profit of $0.6 million for three months ended June 30, 2020.
Adjusted EBITDA: Adjusted EBITDA decreased $0.1 million, or 1.4%, to $6.9 million for the three months ended June 30, 2020 from $7.0 million for the three months ended June 30, 2019. This decrease was driven by reduced gross profit discussed above, excluding depreciation and including the effects of unfavorable foreign currency movements, partially offset by decreased SG&A, excluding discrete items, which decreased $0.8 million, or 12.2%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Decreases were primarily related to travel and entertainment decreases of $0.2 million and occupancy costs decreases of $0.4 million as a result of realized cost savings achieved through restructuring activities and by exiting redundant real estate locations over the past year.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $1.0 million, or 33.3%, to $2.0 million for the three months ended June 30, 2020 from $3.0 million for the three months ended June 30, 2019. Net CAPEX, as defined below in Item 2. Other Non-GAAP Financial Data and Reconciliations, increased $3.3 million, or 137.5%, to $0.9 million from negative $2.4 million for the three months ended June 30, 2019 due to reduced rental unit sale activity for the three months ended June 30, 2020.

Comparison of Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30, 2020
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$469,912	$42,771	$512,683
Gross profit	$197,260	$18,894	$216,154
Adjusted EBITDA	$172,296	$14,766	$187,062
Capital expenditures for rental equipment	$75,071	$4,611	$79,682
Modular space units on rent (average during the period)	78,989	8,553	87,542
Average modular space utilization rate	71.1%	53.4%	68.9%
Average modular space monthly rental rate	$670	$580	$661
Portable storage units on rent (average during the period)	15,738	376	16,114
Average portable storage utilization rate	64.0%	49.3%	63.5%
Average portable storage monthly rental rate	$120	$105	$120

	Six Months Ended June 30, 2019
(in thousands, except for units on rent and rates)	Modular - US	Modular - Other North America	Total
Revenue	$466,677	$50,721	$517,398
Gross profit	$186,419	$18,396	$204,815
Adjusted EBITDA	$156,490	$14,415	$170,905
Capital expenditures for rental equipment	$108,162	$4,926	$113,088
Modular space units on rent (average during the period)	83,873	8,936	92,809
Average modular space utilization rate	74.6%	55.7%	72.2%
Average modular space monthly rental rate	$594	$578	$593
Portable storage units on rent (average during the period)	16,602	404	17,006
Average portable storage utilization rate	65.4%	51.6%	65.0%
Average portable storage monthly rental rate	$120	$115	$120
Modular - US Segment
Revenue: Total revenue increased $3.2 million, or 0.7%, to $469.9 million for the six months ended June 30, 2020 from $466.7 million for the six months ended June 30, 2019. The increase was driven by increased modular leasing revenues, which increased $17.2 million, or 5.2%, driven by improved pricing. Average modular space monthly rental rates increased 12.8% for the six months ended June 30, 2020. Improved pricing was driven by a combination of our price optimization tools and processes, as well as by continued growth in our “Ready to Work” solutions and increased VAPS penetration across our customer base. Increases in pricing were partially offset by decreased average modular space units on rent, which decreased 4,884 units, or 5.8%. The decrease in units on rent was due primarily to lower delivery volumes, including reduced demand for new projects since mid-March of 2020 as a result of new project cancellations and delays as a result of the COVID-19 pandemic. The increase in leasing revenue was partially offset by decreases in delivery and installation revenues driven by lower delivery volumes during the second quarter and lower sales revenues. Delivery and installation revenue decreased $3.7 million, or 3.8%, new unit sales revenue decreased $5.6 million, or 23.0% and rental unit sales revenue decreased $4.7 million, or 35.6%.
Gross Profit: Gross profit increased $10.9 million, or 5.8%, to $197.3 million for the six months ended June 30, 2020 from $186.4 million for the six months ended June 30, 2019. The increase in gross profit was driven by higher modular leasing revenues driven by improved pricing and VAPS, as well as by lower modular leasing cost due to lower delivery demand in the second quarter and reduced variable costs. The increase in gross profit from modular leasing revenues was partially offset by a $7.6 million increase in depreciation of rental equipment primarily as a result of capital investments made over the past twelve months in our existing rental equipment for the six months ended June 30, 2020.
Adjusted EBITDA: Adjusted EBITDA increased $15.8 million, or 10.1%, to $172.3 million for the six months ended June 30, 2020 from $156.5 million for the six months ended June 30, 2019. The increase was driven by higher modular leasing gross profits discussed above, partially offset by increases in SG&A, excluding discrete and other items, of $0.8 million. Increases in SG&A, excluding discrete items, primarily relate to increased employee costs of $1.5 million, increased bad debt expense of $1.0 million, and approximately $2.3 million of costs related to the bi-annual company meeting held in January. These increases were partially offset by decreased travel and entertainment of $1.1 million, decreased professional fees of $1.2 million, decreased occupancy costs of $0.6 million, and decreased computer costs of $0.7 million.

Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment decreased $33.1 million, or 30.6%, to $75.1 million for the six months ended June 30, 2020 from $108.2 million for the six months ended June 30, 2019. Net CAPEX, as defined below in Item 2. Other Non-GAAP Financial Data and Reconciliations, also decreased $18.4 million, or 21.0%, to $69.4 million. The decreases for both were driven by decreased spend for refurbishments and VAPS due to less constrained fleet and reduced demand as a result of the COVID-19 pandemic, and cost improvements experienced over the prior year related to better unit selection and scoping on refurbishments.
Modular - Other North America Segment
Revenue: Total revenue decreased $7.9 million, or 15.6%, to $42.8 million for the six months ended June 30, 2020 from $50.7 million for the six months ended June 30, 2019. Decreases were driven primarily by declines in new unit and rental unit sales, which decreased $1.4 million, or 66.7% and $5.2 million, or 59.1%, respectively, compared to the six months ended June 30, 2019. Modular leasing revenue decreased $1.8 million, or 5.6%, driven by declined volumes in the period. Average modular space units on rent decreased by 383 units, or 4.3%, for the period, and average modular space monthly rental rates increased 0.3%. Modular delivery and installation revenues increased $0.4 million, or 5.3%.
Gross Profit: Gross profit increased $0.5 million, or 2.7%, to $18.9 million for the six months ended June 30, 2020 from $18.4 million for the six months ended June 30, 2019. The effects of unfavorable foreign currency movements decreased gross profit by $0.7 million related to changes in the Canadian dollar and Mexican peso in relation to the US dollar. The increase in gross profit, excluding the effects of foreign currency, of $1.2 million was driven primarily by increased leasing and services margins of $1.5 million as a result of improved delivery and installation margins and increased average monthly rental rates (increase of 4.3% at constant currency) and lower variable costs, and lower depreciation of $1.0 million for the six months ended June 30, 2020, partially offset by reduced new and rental unit sales gross profit of $1.3 million for the six months ended June 30, 2020.
Adjusted EBITDA: Adjusted EBITDA increased $0.4 million, or 2.8%, to $14.8 million for the six months ended June 30, 2020 from $14.4 million for the six months ended June 30, 2019. This increase was driven by decreased SG&A, excluding discrete items, which decreased $1.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Decreases were related primarily to decreased occupancy costs of $0.6 million, decreased employee costs of $0.1 million, and decreased travel and entertainment of $0.1 million, among other cost savings. SG&A savings were partially offset by decreased gross profits as discussed above, excluding depreciation and including the effects of unfavorable foreign currency movements.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment decreased $0.3 million, or 6.1%, to $4.6 million for the six months ended June 30, 2020 from $4.9 million for the six months ended June 30, 2019. Net CAPEX, as defined below in Item 2. Other Non-GAAP Financial Data and Reconciliations, increased $0.3 million, or 10.7%, to negative $2.5 million during the six months ended June 30, 2020, as a result of increased rental unit sales in the period that exceeded capital expenditures for rental equipment. This compared to net capital expenditures of negative $2.8 million for the six months ended June 30, 2019.

Other Non-GAAP Financial Data and Reconciliations
We use certain non-GAAP financial information that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends.
We evaluate business segment performance on Adjusted EBITDA, a non-GAAP measure that excludes certain items as described in the reconciliation of our consolidated net income (loss) to Adjusted EBITDA reconciliation below. We believe that evaluating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic operating results of the Company.
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

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following table provides an unaudited reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net Income (loss)	$12,833	$(11,438)	$9,159	$(21,467)
Loss on extinguishment of debt	—	7,244	—	7,244
Income tax (benefit) expense	(285)	(1,180)	505	(802)
Interest expense	28,519	31,668	56,776	62,783
Depreciation and amortization	48,377	46,917	97,399	90,804
Currency losses (gains), net	(380)	(354)	518	(670)
Goodwill and other impairments	—	348	—	2,638
Restructuring costs, lease impairment expense and other related charges	2,143	3,152	3,744	7,893
Transaction costs	1,619	—	11,050	—
Integration costs	2,153	8,242	3,839	18,380
Stock compensation expense	2,227	1,900	4,014	3,190
Other income(a)	314	1,055	58	912
Adjusted EBITDA	$97,520	$87,554	$187,062	$170,905
(a) Other income represents primarily acquisition-related costs such as advisory, legal, valuation and other professional fees in connection with actual or potential business combinations, which are expensed as incurred, but do not reflect ongoing costs of the business.
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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue (A)	$256,862	$263,713	$512,683	$517,398
Gross profit (B)	$109,964	$101,484	$216,154	$204,815
Depreciation of rental equipment	45,494	43,968	91,442	85,071
Adjusted Gross Profit (C)	$155,458	$145,452	$307,596	$289,886

Gross Profit Percentage (B/A)	42.8%	38.5%	42.2%	39.6%
Adjusted Gross Profit Percentage (C/A)	60.5%	55.2%	60.0%	56.0%
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

The following table provides unaudited reconciliations of Net CAPEX:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Total purchases of rental equipment and refurbishments	$(40,034)	$(61,215)	$(79,682)	$(113,088)
Total proceeds from sale of rental equipment	5,316	11,482	12,102	23,083
Net CAPEX for Rental Equipment	$(34,718)	$(49,733)	$(67,580)	$(90,005)
Purchase of property, plant and equipment	(1,668)	(2,270)	(3,186)	(3,899)
Proceeds from sale of property, plant and equipment	$3	$8,804	$3,843	$8,891
Net CAPEX	$(36,383)	$(43,199)	$(66,923)	$(85,013)

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
We have been consistently engaged in both the debt and equity capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. Subsequent to the Merger we believe we have ample liquidity in the New ABL Facility to support both organic operations and other capital allocation priorities as they arise.
We continue to review available acquisition opportunities with the awareness that any such acquisition may require us to incur additional debt to finance the acquisition and/or to issue shares of our common stock or other equity securities as acquisition consideration or as part of an overall financing plan. In addition, we will continue to evaluate options to improve our liquidity, such as the issuance of additional unsecured and secured debt, equity securities and/or equity-linked securities. There can be no assurance as to the timing of any such issuance. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, including as a result of any disruption the COVID-19 pandemic may have on the debt and capital markets. From time to time we may also seek to streamline our capital structure and improve our financial position through refinancing or restructuring our existing debt or retiring certain of our securities for cash or other consideration.
Post-Merger Long-Term Debt
Subsequent to closing of the Merger and related financing transactions, our Company's long term debt is comprised of the following:

(in thousands, except rates)	Interest Rate	Year of maturity	Principal July 3, 2020 (Post Merger)
2023 Secured Notes	6.875%	2023	$490,000
2025 Secured Notes	6.125%	2025	$650,000
New ABL Facility	Varies	2025	$1,467,000
Finance Leases	Varies	2022	$76,697
Total long-term debt			$2,683,697
After the Merger, we have over $915 million of available borrowing capacity under the New ABL Facility.
ABL Facility
Borrowing availability under the ABL Facility is equal to the lesser of $1.425 billion and the applicable borrowing bases (the "Line Cap"). At June 30, 2020, the Line Cap was $1.416 billion. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool.
At June 30, 2020, we had $540.5 million of available borrowing capacity under the ABL Facility, including $409.6 million under the US ABL Facility and $130.9 million under the Canadian ABL Facility.

COVID-19 Impact on Liquidity

Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company’s future results, we believe our predictable lease revenue streams underpinned by long lease durations combined with recent steps we have taken to reduce costs and capital spending will result in a near-term increase in internally generated free cash flow. Further, the approximately $915 million of availability under our New ABL Facility subsequent to the Merger and related financing transactions, provides additional liquidity if internally generated free cash flow becomes insufficient to meet our operating needs. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, actively managing our cost structure, reducing or delaying capital spending, and developing new opportunities for growth. We believe that the actions we have taken in recent years to increase our scale and competitive position and strengthen our balance sheet have positioned us well to manage through this crisis as it continues to unfold.
Cash Flow Comparison of the Six Months Ended June 30, 2020 and 2019
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash from operating activities	$113,727	$60,054
Net cash from investing activities	(66,923)	(85,013)
Net cash from financing activities	614,693	21,351
Effect of exchange rate changes on cash and cash equivalents	(394)	140
Net change in cash and cash equivalents	$661,103	$(3,468)
Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2020 was $113.7 million as compared to $60.1 million for the six months ended June 30, 2019, an increase of $53.6 million. The increase was due to an increase of $33.9 million of net income, adjusted for non-cash items, in addition to an increase of $19.8 million in the net movements of the operating assets and liabilities. The increase related to the net movements of operating assets and liabilities was attributable to an increase in accounts receivable in the first three months of 2020, partially offset by an increase in accounts payable and other accrued liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2020 was $66.9 million as compared to $85.0 million for the six months ended June 30, 2019, a decrease of $18.1 million. The decrease in cash used in investing activities was driven by a $33.4 million decrease in cash used for purchase of rental equipment and refurbishments and a $5.1 million increase in proceeds from sale of property, plant and equipment, offset by an $11.0 million decrease in proceeds from the sale of rental equipment. Cash used for purchase of rental equipment and refurbishments decreased in the six months ended June 30, 2020 compared to 2019 as fleet was less constrained due to reduced utilization and reduced demand for new project deliveries as a result of the COVID-19 pandemic and the current period impact of prior year spend. Proceeds from sale of rental equipment decreased compared to the prior year due to lower sales demand.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2020 was $614.7 million as compared to $21.4 million of cash provided by financing activities for the six months ended June 30, 2019, an increase of $593.3 million. The increase is primarily due to a decrease of $338.0 million in repayment of borrowings, a decrease in receipts from borrowings of $243.1 million, partially offset by an increase of $4.6 million in receipts from issuance of common stock.
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

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$113,727	$60,054
Purchase of rental equipment and refurbishments	(79,682)	(113,088)
Proceeds from sale of rental equipment	12,102	23,083
Purchase of property, plant and equipment	(3,186)	(3,899)
Proceeds from the sale of property, plant and equipment	3,843	8,891
Free Cash Flow	$46,804	$(24,959)
Free Cash Flow for the six months ended June 30, 2020 was an inflow of $46.8 million as compared to an outflow of $25.0 million for the six months ended June 30, 2019, an increase in Free Cash Flow of $71.8 million. Free Cash Flow increased year over year principally as a result of reinvesting the $53.6 million increase in cash provided by operating activities and $33.4 million decrease in cash used in the purchase of rental equipment and refurbishments. The $75.4 million in cash provided by operating activities for the three months ended June 30, 2020 was reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments, partially offset by the proceeds from the sale of rental equipment and property, plant and equipment.

Contractual Obligations
Other than changes which occur in the normal course of business and those associated with the Merger, there were no significant changes to the contractual obligations reported in our 2019 Form 10-K for the six months ended June 30, 2020.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than the completion of the Merger that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
There were no significant changes to our critical accounting policies during the six months ended June 30, 2020.

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
•our ability to acquire and successfully integrate new operations including Mobile Mini, and achieve desired synergies;
•the effect of changes in state building codes on our ability to remarket our buildings;
•our ability to effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment;
•foreign currency exchange rate exposure;
•our reliance on third party manufacturers and suppliers;
•our ability to realize anticipated synergies from the Merger with Mobile Mini;
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $865.0 million in outstanding principal under the ABL Facility at June 30, 2020.
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
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $1.0 million based on current outstanding borrowings.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2020, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. Legal Proceedings
As of June 30, 2020, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 1A. Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which have not materially changed, except as noted below, including certain risks applicable to the Company, after giving effect to the completion of the Merger on July 1, 2020, as discussed in Note 2 – Acquisitions and Related Financing Transactions.

Fluctuations in fuel costs or oil prices, a reduction in fuel supplies, or a sustained decline in oil prices may have a material adverse effect on our business and results of operations.
In connection with our business, to better serve our customers and limit its capital expenditures, we often move our fleet from branch to branch. In addition, the majority of our customers arrange for delivery and pickup of our units through us. Accordingly, we could be materially adversely affected by significant increases in fuel prices that result in higher costs to us for transporting equipment. In the event of fuel and trucking cost increases, we may not be able to promptly raise our prices to make up for increased costs. A significant or prolonged price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.
Additionally, oil prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. If oil prices remain volatile for an extended period of time or there is a sustained decline in demand for oil, demand for our Tank & Pump Solutions products from refineries and companies engaged in the exploration and production of oil and natural gas could be adversely impacted, which would in turn have an adverse effect on our results of operations and financial condition.

As Department of Transportation regulations change, our operations could be negatively impacted and competition for qualified drivers could increase.
We operate in the United States pursuant to operating authority granted by the U.S. Department of Transportation (the “DOT”). Our drivers must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as equipment weight and dimensions are also subject to government regulations. Our safety record could be ranked poorly compared to its peer firms. A poor safety ranking may result in the loss of customers or difficulty attracting and retaining qualified drivers which could affect our results of operations. Should additional rules be enacted in the future, compliance with such rules could result in additional costs.

Our customer base includes customers operating in a variety of industries which may be subject to changes in their competitive environment as a result of the global, national or local economic climate in which they operate and/or economic or financial disruptions to their industry.
Our customer base includes customers operating in a variety of industries, including commercial and industrial, construction, education, energy and natural resources, government, retail and other end markets. Many of these customers, across this wide range of industries, are facing economic and/or financial pressure from changes to their industry resulting from the global, national and local economic climate in which they operate and industry-specific economic and financial disruptions, including, in some cases, consolidation and lower sales revenue from physical locations, resulting from the impact of the COVID-19 pandemic and the related changes in political, social and economic conditions. These and any future changes to any of the industries in which our customers operate could cause them to rent fewer units from us or otherwise be unable to satisfy their obligations to us. In addition, certain of our customers are facing financial pressure and such pressure, from COVID-19 or other factors, may result in consolidation in some industries and/or an increase in bankruptcy filings by certain customers. Each of these facts and industry impacts, individually or in the aggregate, could have a materially adverse effect on our operating results.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
        Our ability to compete effectively depends in part upon protection of our rights in trademarks, copyrights and other intellectual property rights we own or license, including patents to the Mobile Mini locking system. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information and patents, or to defend against claims by third parties that our services or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of its resources. A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing services, which could harm our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition or results of operations.

Our largest stockholder may have the ability to influence our business and matters requiring approval by our stockholders.
Sapphire Holding S.à r.l. (“Sapphire Holding”), which is controlled by TDR Capital LLP (“TDR Capital”), beneficially owns approximately 26% of the issued and outstanding shares of our Common Stock and warrants giving it the right to buy 2,425,000 additional shares of our Common Stock. Pursuant to a stockholders agreement entered into on July 1, 2020, by and among us and TDR Capital and certain of its affiliates, including Sapphire Holding, TDR Capital has the right to nominate two directors to our board of directors, for so long as TDR Capital beneficially owns at least 15% of our Common Stock and one director for so long as TDR Capital beneficially owns at least 5% of our Common Stock. Two directors nominated by Sapphire Holding currently serve on our board of directors. Sapphire Holding may have the ability to influence matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and certain other corporate transactions. Sapphire Holding may have interests that are different from those of other stockholders.
In August 2018, Sapphire Holding pledged all of the shares of WillScot’s Class A Common Stock that it owned as security for a margin loan under which Sapphire Holding borrowed $125.0 million. An event of default under the margin loan could result in the foreclosure on the pledged securities and another stockholder beneficially owning a significant amount of our Common Stock. The margin loan matures on August 23, 2020, and there can be no assurance that Sapphire will be able to extend, repay or refinance the loan on terms acceptable to it or at all.

ITEM 2. Unregistered Sales of Equity Securities
On June 30, 2020, as contemplated by the Merger Agreement, and pursuant to the terms of an exercise notice delivered by Sapphire Holdings to WillScot, Sapphire Holdings exchanged each of its shares of common stock, par value $0.0001, of Holdings, pursuant to that certain existing exchange agreement, between WillScot and Sapphire Holdings, for 1.3261 shares of newly issued Class A Common Stock (the “Sapphire Exchange”). As a result of the Sapphire Exchange, all issued and outstanding shares of WillScot’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), were automatically canceled for no consideration and the existing exchange agreement was automatically terminated. As a result of the Sapphire Exchange, Holdings became a wholly-owned subsidiary of WillScot. Sapphire Holdings received 10,641,182 shares of Class A Common Stock in the Sapphire Exchange (the “Exchange Shares”). The Exchange Shares were issued in reliance on an exemption from the registration requirements of the Securities Act, by virtue of Section 4(a)(2) and/or other exemptions therefrom, as promulgated by the SEC under the Securities Act.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit No.		Exhibit Description
2.1	*	Agreement and Plan of Merger, dated as of March 1, 2020, by and among WillScot Corporation, Picasso Merger Sub, Inc. and Mobile Mini, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed March 5, 2020).
2.2		Amendment to Agreement and Plan of Merger, dated as of May 28, 2020, by and among WillScot Corporation, Picasso Merger Sub, Inc. and Mobile Mini, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed June 2, 2020).
3.1(a)		Amendment to Agreement and Plan of Merger, dated as of May 28, 2020, by and among WillScot Corporation, Picasso Merger Sub, Inc. and Mobile Mini, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed June 2, 2020).
3.1(b)		Amended and Restated Certificate of Incorporation of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.1(b) of the Company's Current Report on Form 8-K, filed July 1, 2020).
3.2		Amended and Restated Bylaws of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed July 1, 2020).
4.1		Indenture, dated as of June 15, 2020, by and between Picasso Finance Sub, Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed June 16, 2020).
4.2		Supplemental Indenture, dated July 1, 2020, to the Indenture dated June 15, 2020, by and among Williams Scotsman International, Inc. (“WSII”) (as successor to Picasso Finance Sub, Inc.), the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed July 1, 2020).
4.3		Supplemental Indenture, dated July 1, 2020, to the Indenture dated August 6, 2018, as supplemented by the First Supplemental Indenture dated August 15, 2018, by and among WSII (as successor to Mason Finance Sub, Inc.), the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.1		Sixth Amended and Restated Commitment Letter, dated as of May 26, 2020, by and among WillScot Corporation, Bank of America, N.A., BofA Securities, Inc., Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., ING Capital LLC, BBVA USA, Bank of the West, PNC Bank, National Association, PNC Capital Markets LLC, MUFG Union Bank, N.A., Bank of Montreal, BMO Capital Markets Corp. and M&T Bank
10.2		Shareholders Agreement, dated July 1, 2020, by and among WillScot Mobile Mini Holdings Corp., Sapphire Holdings, S.á r.l., TDR Capital Holdings L.P. and TDR Capital LLP (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.3		ABL Credit Agreement, dated July 1, 2020, by and among Williams Scotsman Holdings Corp., WSII, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.4		WillScot Mobile Mini Holdings Corp. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.5		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.6		Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.7		Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, filed July 1, 2020).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	August 10, 2020		Timothy D. Boswell
Chief Financial Officer (Principal Financial Officer)