Form 10-Q
period 2020-09-30
WillScot Mobile Mini Holdings Corp.
filed 2020-11-06
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 228,076,470 shares at November 2, 2020.

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements
WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2020 (unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$19,997	$3,045
Trade receivables, net of allowances for credit losses at September 30, 2020 and December 31, 2019 of $24,186 and $15,828, respectively	332,021	247,596
Inventories	22,955	15,387
Prepaid expenses and other current assets	26,391	14,621
Assets held for sale	12,764	11,939
Total current assets	414,128	292,588
Rental equipment, net	3,039,710	1,944,436
Property, plant and equipment, net	296,007	147,689
Operating lease assets	233,891	146,698
Goodwill	942,791	235,177
Intangible assets, net	686,303	126,625
Other non-current assets	12,020	4,436
Total long-term assets	5,210,722	2,605,061
Total assets	$5,624,850	$2,897,649
Liabilities and equity
Accounts payable	$114,249	$109,926
Accrued liabilities	125,311	82,355
Accrued interest	16,138	16,020
Deferred revenue and customer deposits	132,352	82,978
Current portion of long-term debt	16,872	—
Operating lease liabilities - current	46,280	29,133
Total current liabilities	451,202	320,412
Long-term debt	2,498,207	1,632,589
Deferred tax liabilities	359,593	70,693
Deferred revenue and customer deposits	11,816	12,342
Operating lease liabilities - non-current	187,056	118,429
Other non-current liabilities	22,471	34,229
Long-term liabilities	3,079,143	1,868,282
Total liabilities	3,530,345	2,188,694
Commitments and contingencies (see Note 16)
Common Stock: $0.0001 par, 380,000,000 shares authorized and 227,980,928 shares issued and outstanding at September 30, 2020	23	—
Class A Common Stock: $0.0001 par, 400,000,000 shares authorized and 108,818,854 shares issued and outstanding at December 31, 2019	—	11
Class B Common Stock: $0.0001 par, 100,000,000 shares authorized and 8,024,419 shares issued and outstanding at December 31, 2019	—	1
Additional paid-in-capital	3,825,940	2,396,501
Accumulated other comprehensive loss	(66,283)	(62,775)
Accumulated deficit	(1,665,175)	(1,689,373)
Total shareholders' equity	2,094,505	644,365
Non-controlling interest	—	64,590
Total equity	2,094,505	708,955
Total liabilities and equity	$5,624,850	$2,897,649

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Leasing and services revenue:
Leasing	$300,082	$188,403	$678,577	$551,513
Delivery and installation	84,694	61,008	187,404	166,974
Sales revenue:
New units	19,360	11,338	38,736	37,686
Rental units	13,179	7,473	25,281	29,447
Total revenues	417,315	268,222	929,998	785,620
Costs:
Costs of leasing and services:
Leasing	64,788	58,168	162,344	160,476
Delivery and installation	66,354	54,364	153,742	146,175
Costs of sales:
New units	12,935	7,421	25,469	26,298
Rental units	8,837	5,092	16,446	19,608
Depreciation of rental equipment	54,837	43,869	146,279	128,940
Gross profit	209,564	99,308	425,718	304,123
Expenses:
Selling, general and administrative	112,079	64,992	241,269	208,696
Merger transaction costs	52,191	—	63,241	—
Other depreciation and amortization	16,867	3,489	22,824	9,222
Impairment losses on long-lived assets	—	—	—	2,638
Lease impairment expense and other related charges	944	1,214	3,999	5,819
Restructuring costs	3,854	649	4,543	3,937
Currency (gains) losses, net	(371)	234	147	(436)
Other income, net	(1,012)	(1,052)	(1,757)	(3,293)
Operating income	25,012	29,782	91,452	77,540
Interest expense	33,034	30,005	89,810	92,788
Loss on extinguishment of debt	42,401	—	42,401	7,244
Loss from operations before income tax	(50,423)	(223)	(40,759)	(22,492)
Income tax benefit	(66,675)	(1,220)	(66,170)	(2,022)
Net income (loss)	16,252	997	25,411	(20,470)
Net income (loss) attributable to non-controlling interest, net of tax	—	295	1,213	(1,295)
Net income (loss) attributable to WillScot Mobile Mini	$16,252	$702	$24,198	$(19,175)

Earnings (loss) per share attributable to WillScot Mobile Mini
Basic	$0.07	$0.01	$0.16	$(0.18)
Diluted	$0.07	$0.01	$0.16	$(0.18)
Weighted average shares:
Basic	226,649,993	108,720,857	149,283,083	108,646,741
Diluted	231,216,573	112,043,866	152,544,647	108,646,741
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$16,252	$997	$25,411	$(20,470)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0 for the three and nine months ended September 30, 2020 and 2019	14,619	(2,810)	1,457	5,626
Net gain (loss) on derivatives, net of income tax benefit of $1,183 and $153 for the three months ended September 30, 2020 and 2019, respectively, and $1,183 and $2,016 for the nine months ended September 30, 2020 and 2019, respectively	3,905	(500)	(3,878)	(6,588)
Comprehensive income (loss)	34,776	(2,313)	22,990	(21,432)
Comprehensive loss attributable to non-controlling interest	—	(6)	(672)	(1,384)
Total comprehensive income (loss) attributable to WillScot Mobile Mini	$34,776	$(2,307)	$23,662	$(20,048)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Nine Months Ended September 30, 2020
	Common Stock(1)		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	108,819	$11	8,024	$1	$2,396,501	$(62,775)	$(1,689,373)	$644,365	$64,590	$708,955
Net loss	—	—	—	—	—	—	(3,544)	(3,544)	(130)	(3,674)
Other comprehensive loss	—	—	—	—	—	(27,199)	—	(27,199)	(2,703)	(29,902)
Stock-based compensation	239	—	—	—	1,114	—	—	1,114	—	1,114
Common Stock issued in warrant exercises and redemptions	1,497	—	—	—	4,580	—	—	4,580	—	4,580
Balance at March 31, 2020	110,555	$11	8,024	$1	$2,402,195	$(89,974)	$(1,692,917)	$619,316	$61,757	$681,073
Net income	—	—	—	—	—	—	11,490	11,490	1,343	12,833
Other comprehensive income	—	—	—	—	—	8,139	—	8,139	818	8,957
Stock-based compensation	—	—	—	—	2,227	—	—	2,227	—	2,227
Sapphire Exchange - see Note 10	10,641	1	(8,024)	(1)	66,890	(2,972)	—	63,918	(63,918)	—
Common Stock issued in warrant exercises and redemptions	37	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	121,233	$12	—	$—	$2,471,312	$(84,807)	$(1,681,427)	$705,090	$—	$705,090
Net income	—	—	—	—	—	—	16,252	16,252	—	16,252
Other comprehensive income	—	—	—	—	—	18,524	—	18,524	—	18,524
Mobile Mini Merger	106,427	11	—	—	1,348,570	—	—	1,348,581	—	1,348,581
Stock-based compensation	321	—	—	—	6,058	—	—	6,058	—	6,058
Balance at September 30, 2020	227,981	$23	—	$—	$3,825,940	$(66,283)	$(1,665,175)	$2,094,505	$—	$2,094,505

(1) See Note 1 for information regarding the Company's conversion of Class A Common Stock to Common Stock on July 1, 2020 concurrent with the Merger.

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Nine Months Ended September 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2018	108,509	$11	8,024	$1	$2,389,548	$(68,026)	$(1,683,319)	$638,215	$63,982	$702,197
Net loss	—	—	—	—	—	—	(9,271)	(9,271)	(758)	(10,029)
Other comprehensive income	—	—	—	—	—	1,748	—	1,748	166	1,914
Adoption of ASC 842	—	—	—	—	—	—	4,723	4,723	503	5,226
Adoption of ASC 606	—	—	—	—	—	—	345	345	—	345
Stock-based compensation	184	—	—	—	636	—	—	636	—	636
Balance at March 31, 2019	108,693	$11	8,024	$1	$2,390,184	$(66,278)	$(1,687,522)	$636,396	$63,893	$700,289
Net loss	—	—	—	—	—	—	(10,606)	(10,606)	(832)	(11,438)
Other comprehensive income	—	—	—	—	—	388	—	388	46	434
Stock-based compensation	6	—	—	—	1,901	—	—	1,901	—	1,901
Balance at June 30, 2019	108,699	$11	8,024	$1	$2,392,085	$(65,890)	$(1,698,128)	$628,079	$63,107	$691,186
Net income	—	—	—	—	—	—	702	702	295	997
Other comprehensive loss	—	—	—	—	—	(3,009)	—	(3,009)	(301)	(3,310)
Issuance of Common Stock due to option exercises	14	—	—	—	194	—	—	194	—	194
Stock-based compensation and issuance of common stock from vesting	38	—	—	—	1,812	—	—	1,812	—	1,812
Balance at September 30, 2019	108,751	$11	8,024	$1	$2,394,091	$(68,899)	$(1,697,426)	$627,778	$63,101	$690,879

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating activities:
Net income (loss)	$25,411	$(20,470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	171,425	139,810
Provision for doubtful accounts	22,184	11,817
Impairment losses	57	5,076
Gain on sale of rental equipment and other property, plant and equipment	(8,756)	(8,553)
Amortization of debt discounts and debt issuance costs	9,547	8,550
Loss on extinguishment of debt	42,401	7,244
Stock-based compensation expense	6,958	5,003
Deferred income tax benefit	(67,324)	(2,456)
Unrealized currency (gains) losses	897	(427)
Changes in operating assets and liabilities:
Trade receivables	(15,274)	(64,693)
Inventories	1,440	284
Prepaid and other assets	2,215	(2,028)
Operating lease assets and liabilities	584	1,210
Accrued interest	(7,657)	(6,851)
Accounts payable and other accrued liabilities	(19,090)	6,096
Deferred revenue and customer deposits	10,077	19,464
Net cash provided by operating activities	175,095	99,076
Investing activities:
Cash acquired from Mobile Mini Acquisition	17,173	—
Proceeds from sale of rental equipment	25,281	31,504
Purchase of rental equipment and refurbishments	(122,273)	(160,877)
Proceeds from the sale of property, plant and equipment	5,825	13,199
Purchase of property, plant and equipment	(9,079)	(6,600)
Net cash used in investing activities	(83,073)	(122,774)
Financing activities:
Receipts from issuance of Common Stock	7,694	194
Payment of Common Stock issuance costs	(4,222)	—
Receipts from borrowings	2,735,793	489,207
Payment of financing costs	(64,552)	(2,623)
Repayment of borrowings	(2,715,042)	(461,245)
Payment of debt extinguishment premium costs	(34,610)	(6,252)
Other financing activities	(673)	(654)
Net cash (used in) provided by financing activities	(75,612)	18,627
Effect of exchange rate changes on cash and cash equivalents	542	64
Net change in cash and cash equivalents	16,952	(5,007)
Cash and cash equivalents at the beginning of the period	3,045	8,958
Cash and cash equivalents at the end of the period	$19,997	$3,951
Supplemental cash flow information:
Interest paid	$80,558	$92,590
Income taxes paid, net	$1,276	$547
Capital expenditures accrued or payable	$24,179	$26,444

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Mobile Mini Holdings Corporation (“WillScot Mobile Mini” and, together with its subsidiaries, the “Company”) is a leading provider of modular space and portable storage solutions in the United States (“US”), Canada, United Kingdom and Mexico. The Company also maintains a fleet of specialty containment products, including liquid and solid containment solutions. The Company leases, sells, delivers and installs mobile solutions and storage products through an integrated network of branch locations that spans North America and the United Kingdom.
WillScot Corporation, a Delaware corporation (“WillScot”) entered into an Agreement and Plan of Merger, dated as of March 1, 2020, as amended on May 28, 2020 (as so amended, the “Merger Agreement”), by and among WillScot, Mobile Mini, Inc.(“Mobile Mini”), and Picasso Merger Sub, Inc. and a wholly-owned subsidiary of WillScot (“Merger Sub”). On July 1, 2020, Merger Sub merged with and into Mobile Mini (the “Merger”). At the effective time of the Merger, the separate corporate existence of Merger Sub ceased and Mobile Mini continued its existence, as the surviving corporation in the Merger and a wholly-owned subsidiary of WillScot. As a result of the Merger, each issued and outstanding share of Mobile Mini common stock, par value $0.01 per share (other than treasury shares held by Mobile Mini), was converted automatically into the right to receive 2.405 shares of WillScot’s Class A common stock, par value $0.0001 per share (the “WillScot Class A Common Stock”), and cash in lieu of any fractional shares. Immediately following the Merger, WillScot changed its name to “WillScot Mobile Mini Holdings Corp.” and filed an amended and restated certificate of incorporation (the “A&R Charter”), which reclassified all outstanding shares of WillScot Class A Common Stock and converted such shares into shares of common stock, par value $0.0001 per share, of WillScot Mobile Mini (“WillScot Mobile Mini Common Stock”). The WillScot Class A Common Stock was listed on the Nasdaq Capital Market (Nasdaq: WSC) up until the Merger, and the WillScot Mobile Mini Common Stock has been listed on the Nasdaq Capital Market (Nasdaq: WSC) since the Merger. As used herein, the term “Common Stock” or “the Company’s Common Stock” refers to WillScot Class A Common Stock prior to filing of the A&R Charter on July 1, 2020 and to WillScot Mobile Mini Common Stock as of and following the filing of the A&R Charter July 1, 2020.
As the Merger closed on July 1, 2020 the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires that our condensed consolidated financial statements and most of the disclosures in these Notes be presented on a historical basis. Unless the context otherwise requires, the terms “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to WillScot Mobile Mini, when referring to periods on or after July 1, 2020 (after the Merger).

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements comprise the financial statements of WillScot Mobile Mini and its subsidiaries that it controls due to ownership of a majority voting interest and contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.
On December 31, 2019, the 2019 financial statement amounts were adjusted for the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) ("ASC 842"), effective retroactively to January 1, 2019, and therefore may not agree to the Quarterly Reports filed on Form 10-Q for the previously filed periods of 2019.
Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All intercompany balances and transactions are eliminated.
The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
There have been significant changes to the global economic situation and to public securities markets as a consequence of the COVID-19 pandemic. If these conditions persist, it is reasonably likely that this could cause changes to estimates as a result of the markets in which the Company operates, the price of the Company’s publicly traded equity and debt in comparison to the Company’s carrying value and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment, the fair value of long-lived assets in relation to potential impairment and the allowance for credit losses.

NOTE 2 - Acquisitions
Mobile Mini Merger
On March 1, 2020, the Company, along with its newly formed subsidiary, Picasso Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile Mini, Inc. (“Mobile Mini”), hereby referred to as the “Merger”. The Merger was completed on July 1, 2020 and Merger Sub merged with and into Mobile Mini and the separate corporate existence of Merger Sub ceased and Mobile Mini continued its existence, as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company.
Upon completion of the Merger, each issued and outstanding share of Mobile Mini Common Stock, par value $0.01 per share, converted to 2.405 shares of WillScot Class A Common Stock, par value $0.0001 per share, and cash in lieu of any fractional shares.
The Company issued 106,426,721 shares of Class A Common Stock to Mobile Mini stockholders as consideration for the Merger. The trading price of the Class A Common Stock was $12.53 per share on the closing date. In addition, Mobile Mini stock options converted into WillScot Mobile Mini stock options. The purchase price has been determined to be as follows:

(in thousands, except share and per share data)
Mobile Mini Common Stock outstanding	44,252,275
Share conversion ratio	2.405
Common Stock issued	106,426,721
Common Stock per share price as of July 1, 2020	$12.53
Fair value of shares of WillScot Class A Common Stock issued	$1,333,527
Cash paid for fractional shares	30
Fair value of Mobile Mini Options converted to WillScot Mobile Mini Options	19,279
Total purchase price	$1,352,836
The Merger was accounted for using the acquisition method of accounting, and WillScot is considered the accounting acquirer. Under the acquisition method of accounting, we are required to assign the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the closing date. The excess of the purchase price over those fair values is recorded as goodwill. The Company's acquisition of Mobile Mini represents a non-cash investing outflow activity of $1,352,836 and the related issuance of equity including stock options represents a non-cash financing inflow activity of $1,352,836.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Merger as of July 1, 2020. The estimated fair value of Mobile Mini’s assets acquired and liabilities assumed at the acquisition date are determined based on preliminary valuations and analyses. Accordingly, the Company has made provisional estimates for the assets acquired and liabilities assumed. The valuation of intangible assets acquired is based on certain valuation assumptions yet to be finalized, including cash flow projections, discount rates, contributory asset charges and other valuation model inputs. The valuation of tangible long-lived assets acquired is dependent upon, among other things, refinement of the inputs in the valuation model and an analysis of the condition and estimated remaining useful lives of the assets acquired.

(in thousands)
Purchase Price	$1,352,836
Cash and cash equivalents	$17,203
Trade receivable	91,840
Inventories	8,987
Prepaid expenses and other current assets	13,348
Rental equipment	1,142,987
Property, plant and equipment, net	153,175
Operating lease assets	92,054
Intangible assets	565,550
Other non-current assets	2,725
Total identifiable assets acquired	$2,087,869
Accounts payable	(30,368)
Accrued liabilities	(31,355)
Accrued interest	(7,776)
Deferred revenue and customer deposits	(38,846)
Operating lease liabilities	(89,968)
Debt and finance lease liabilities	(898,519)
Deferred tax liabilities	(346,586)
Total liabilities assumed	(1,443,418)
Goodwill identified	$708,385

Mobile Mini has generated $149.4 million of revenue since the acquisition date, which is included in the condensed consolidated financial statements of operations for the three and nine months ended September 30, 2020.

The below pro forma results give effect to the following as if they occurred on January 1, 2019, (i) the Merger, (ii) borrowings under the Company's 2025 Secured Notes and 2020 ABL Facility (terms as defined in Note 9) used to repay certain debt in connection with the Merger, (iii) extinguishment of the Mobile Mini revolving credit facility and senior notes assumed in the Merger and immediately repaid, (iv) extinguishment of WillScot's 2017 ABL Facility and WillScot's 2022 Secured Notes (both as defined in Note 9) repaid in connection with the Merger and (v) elimination of WillScot's non-controlling interest and WillScot's Class B common stock in connection with the Merger. The pro forma information is not necessarily indicative of the Company’s results of operations had the Merger been completed on January 1, 2019, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Merger.

The tables below present unaudited pro forma consolidated statements of operations information for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
WillScot revenues	$417,315	$929,998
Mobile Mini revenues	—	284,240
Pro forma revenues	$417,315	$1,214,238

WillScot Mobile Mini pretax loss (a)	$(50,423)	$(40,759)
Mobile Mini pretax income	—	37,875
Pro forma pretax loss	(50,423)	(2,884)
Pro forma adjustments to combined pretax income (loss):
Elimination of Merger transaction costs (b)	52,191	80,040
Impact of fair value mark-ups on rental fleet depreciation (c)	—	(2,334)
Other depreciation expense and intangible asset amortization (d)	—	(7,164)
Interest expense (e)	—	(6,113)
Elimination of Mobile Mini interest (f)	—	15,921
Elimination of loss on extinguishment of debt (g)	42,401	42,401
Pro forma pretax income	44,169	119,867
Income tax expense (h)	(6,296)	(26,495)
Pro forma net income	$37,873	$93,372

(a)	Excludes impact of non-controlling interest which was eliminated as part of the Sapphire Exchange (see Note 10)
(b)	Eliminates non-recurring Merger transaction costs incurred as a result of the Mobile Mini Merger.
(c)	Depreciation on rental equipment and property, plant and equipment were adjusted for the preliminary determination of the fair value of equipment acquired in the Mobile Mini Merger.
(d)
Represents the differential in other depreciation and amortization expense related to the provisional fair value purchase accounting adjustments as a result of the Merger, principally the amortization of the Mobile Mini customer relationship estimated at $263 million over 13 years.

(e)
In connection with the Merger, the Company entered into a new ABL Facility and drew $1.47 billion at close with an estimated interest rate of 2.046%, issued the 2025 Secured Notes at 6.125%, repaid the 2022 Secured Notes and repaid the 2017 ABL Facility. Interest and amortization of deferred financing fees for the 2020 ABL Facility and the 2025 Secured Notes has been included offset by the removal of interest and amortization of deferred financing fees attributable to the 2022 Secured Notes and the 2017 ABL Facility. See Note 9 for definitions of terms.

(f)	Interest and amortization of deferred financing fees on the senior notes and line of credit maintained by Mobile Mini which were assumed at acquisition and repaid immediately using proceeds from the 2020 ABL Facility and 2025 Secured Notes was eliminated. See Note 9 for definition of terms.
(g)
Elimination of loss on extinguishment of debt in connection with the redemption premium on the 2022 Secured Notes and unamortized deferred financing costs on the 2022 Secured Notes and 2017 ABL Facility. See Note 9 for definitions of terms.

(h)
Reflects the recorded income tax provision plus the adjustment to recognize the income tax impacts of the unaudited pro forma adjustments for which a tax expense is recognized using a U.S. federal and state statutory tax rate of 25.5%. This rate may vary from the effective tax rates of the historical and combined businesses. In addition, eliminates the reversal of $54.6 million of valuation allowance as a result of reassessment of the realizability of deferred tax assets as a result of the Merger. See Note 11.

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
WillScot revenues	$268,222	$785,620
Mobile Mini revenues	155,325	458,709
Pro forma revenues	$423,547	$1,244,329

WillScot Mobile Mini pretax loss (a)	$(223)	$(22,492)
Mobile Mini pretax income	29,449	74,297
Pro forma pretax income	29,226	51,805
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups on rental fleet depreciation (b)	(1,167)	(3,500)
Other depreciation expense and intangible asset amortization (c)	(3,491)	(10,514)
Interest expense (d)	(49)	(1,164)
Elimination of Mobile Mini interest (e)	9,941	30,460
Pro forma pretax income	34,460	67,087
Income tax expense (f)	(6,989)	(21,453)
Pro forma net income	$27,471	$45,634

(a)	Excludes impact of non-controlling interest which was eliminated as part of the Sapphire Exchange (see Note 10)
(b)	Depreciation on rental equipment was adjusted for the fair value of rental equipment acquired in the Mobile Mini Merger.
(c)
Represents the differential in other depreciation and amortization expense related to the provisional fair value purchase accounting adjustments as a result of the Merger, principally the amortization of the Mobile Mini customer relationship estimated at $263 million over 13 years.

(d)
In connection with the Merger, the Company entered into a new ABL Facility and drew $1.47 billion at close with an estimated interest rate of 2.046%, issued the 2025 Secured Notes at 6.125%, repaid the 2022 Secured Notes and repaid the 2017 ABL Facility. Interest and amortization of deferred financing fees for the 2020 ABL Facility and the 2025 Secured Notes has been included offset by the removal of interest and amortization of deferred financing fees attributable to the 2022 Secured Notes and the 2017 ABL Facility. See Note 9 for definitions of terms.

(e)	Interest and amortization of deferred financing fees on the senior notes and line of credit maintained by Mobile Mini which were assumed at acquisition and repaid immediately using proceeds from the 2020 ABL Facility and 2025 Secured Notes was eliminated. See Note 9 for definition of terms.
(f)
Reflects the recorded income tax provision plus the adjustment to recognize the income tax impacts of the unaudited pro forma adjustments for which a tax expense is recognized using a U.S. federal and state statutory tax rate of 25.5%. This rate may vary from the effective tax rates of the historical and combined businesses.

Transaction and Integration Costs
The Company expensed $52.2 million and $63.2 million in Merger transaction costs within transaction costs and $7.1 million and $9.4 million in integration costs related to the Merger within selling, general and administrative ("SG&A") for the three and nine months ended September 30, 2020, respectively.
NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and nine months ended September 30 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
US	$368,285	$245,115	$841,227	$714,669
Canada	24,098	19,183	57,083	58,782
Mexico	3,279	3,924	10,035	12,169
UK	21,653	—	21,653	—
Total revenues	$417,315	$268,222	$929,998	$785,620

Major Product and Service Lines
The Company’s revenue by major product and service line for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Modular space leasing revenue	$163,635	$131,557	$427,409	$384,582
Portable storage leasing revenue	52,941	6,033	64,506	18,295
Tank and pump leasing revenue	14,112	—	14,112	—
VAPS and third party leasing revenues(a)	56,330	40,944	139,754	118,005
Other leasing-related revenue(b)	13,064	9,869	32,796	30,631
Leasing revenue	300,082	188,403	678,577	551,513
Delivery and installation revenue	84,694	61,008	187,404	166,974
Total leasing and services revenue	384,776	249,411	865,981	718,487
New unit sales revenue	19,360	11,338	38,736	37,686
Rental unit sales revenue	13,179	7,473	25,281	29,447
Total revenues	$417,315	$268,222	$929,998	$785,620
(a) Includes $5.6 million and $4.0 million of value added products and services ("VAPS") revenue for the three months ended September 30, 2020 and 2019, respectively and $13.9 million and $11.9 million of VAPS service revenue for the nine months ended September 30 2020, and 2019, respectively.
(b) Primarily damage billings, delinquent payment charges, and other processing fees.

Leasing and Services Revenue
The majority of revenue 71% for the three and nine months ended September 30, 2020 and 69% for the three and nine months ended September 30, 2019) is generated by rental income subject to the guidance of ASC 842. The remaining revenue for the three and nine months ended September 30, 2020 and 2019 is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").

Receivables, Contract Assets and Liabilities
As reflected above, approximately 71% of the Company's rental revenue is generated by lease revenue subject to the guidance of ASC 842. The customers that are responsible for the remaining revenue accounted for under ASC 606 are generally the same customers that rent the Company's equipment. The Company manages credit risk associated with its accounts receivables at the customer level. As the same customers generate the revenues that are accounted for under both ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for credit losses address its total revenues. The Company's top five customers with the largest open receivables balances represented 6.1% of the total receivables balance as of September 30, 2020.
As of December 31, 2019, the Company had approximately $42.6 million of deferred revenue that relates to removal services for lease transactions and advance billings for sale transactions, which are within the scope of ASC 606. As of September 30, 2020, the Company had approximately $72.4 million of deferred revenue relating to these services which are included in deferred revenue and customer deposits in the condensed consolidated balance sheets. During the three months ended September 30, 2020, $19.8 million of previously deferred revenue relating to removal services for lease transactions and advance billings for sale transactions was recognized as revenue.
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
The primary costs to obtain contracts for new and rental unit sales with the Company's customers are commissions paid to our sales force. The Company pays its sales force commissions on the sale of new and rental units. For new and rental unit sales, the period benefited by each commission is less than one year, therefore the commissions are expensed as incurred.
Credit Losses
The Company is exposed to credit losses from trade receivables generated through its leasing and sales business. The Company assesses each customer’s ability to pay for the products it leases or sells by conducting a credit review. The credit review considers expected billing exposure and timing for payment and the customer’s established credit rating. The Company performs its credit review of new customers at inception of the customer relationship and for existing customers when the customer transacts new leases after a defined period of dormancy. The Company also considers contract terms and conditions, country risk and business strategy in the evaluation.
The Company monitors ongoing credit exposure through an active review of customer balances against contract terms and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that the Company will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease our allowances. The determination of the fair value of trade receivables acquired in the Merger is preliminary and subject to adjustment within the measurement period as the Company completes its review of the account receivable portfolio acquired from Mobile Mini.

(in thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance at beginning of year	$15,828	$9,340
Net charges to bad debt expense and revenue	22,184	14,496
Write-offs	(12,395)	(7,945)
Foreign currency translation and other	(1,431)	(63)
Balance at end of period	$24,186	$15,828

NOTE 4 - Leases
As of September 30, 2020, the undiscounted future lease payments for operating and finance lease liabilities were as follows (in thousands):

	Operating	Finance
2020 (remaining)	$13,294	$5,135
2021	57,440	18,139
2022	48,638	16,751
2023	39,636	13,300
2024	32,068	10,378
Thereafter	90,727	22,826
Total lease payments	281,803	86,529
Less: interest	(48,467)	(6,524)
Present value of lease liabilities	$233,336	$80,005

Finance lease liabilities are included within Long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.

The Company’s lease activity during the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30,
Financial Statement Line (in thousands)	2020	2019
Finance Lease Expense
Amortization of finance lease assets	$4,360	$—
Interest on obligations under finance leases	512	—
Total finance lease expense	$4,872	$—

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$4,444	$5,151
Selling, general and administrative	29,682	25,423
Lease impairment expense and other related charges	2,103	1,770
Short-term lease expense
Cost of leasing and services	19,765	22,725
Selling, general and administrative	1,612	1,664
Lease impairment expense and other related charges	471	—
Variable lease expense
Cost of leasing and services	5,277	2,182
Selling, general and administrative	3,645	3,016
Lease impairment expense and other related charges	666	—
Total operating lease expense	$67,665	$61,931

The Company initiated certain restructuring plans associated with the acquisition of Modular Space Holdings, Inc. ("ModSpace") in 2018 in order to capture operating synergies as a result of integrating ModSpace into WillScot. The restructuring activities primarily included the termination of leases for duplicative branches, equipment and corporate facilities. As part of these plans, certain of its leased locations were vacated and leases were terminated or impaired.
During the nine months ended September 30, 2020, the Company recorded $4.0 million in lease impairment expense and other related charges which is comprised of $0.8 million loss on lease exit and impairment charges and $3.3 million in closed location rent expense. During the nine months ended September 30, 2019, the Company recorded $5.8 million in lease impairment expense and other related charges which is comprised of $2.4 million in right-of-use ("ROU") asset impairment on leased locations no longer used in operations, $1.7 million loss on lease exit and $1.7 million in closed location rent expense.
Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30,
Supplemental Cash Flow Information (in thousands)	2020	2019
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$35,065	$29,598
Operating cash outflows from finance leases	$491	$—
Financing cash outflows from finance leases	$3,434	$—

Right of use assets obtained in exchange for lease obligations	$26,727	$20,782
Assets obtained in exchange for finance leases	$6,322	$—

Weighted-average remaining operating lease terms and the weighted average discount rates as of September 30, 2020 and December 31, 2019 were as follows:

Lease Terms and Discount Rates	September 30, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases	6.5 years	6.5 years
Weighted-average discount rate - operating leases	5.8%	7.0%
Weighted-average remaining lease term - finance leases	4.7 years	0.0 years
Weighted-average discount rate - finance leases	2.9%	—%

The Company presents information related to leasing revenues in Note 3.

NOTE 5 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials and supplies	$21,573	$15,387
Finished units	1,382	—
Inventories	$22,955	$15,387

NOTE 6 - Rental Equipment, net
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Modular units	$2,490,827	$2,372,069
Portable storage	1,028,230	83,402
Tank and pump products	129,604	—
Value added products	134,910	121,855
Total rental equipment	3,783,571	2,577,326
Less: accumulated depreciation	(743,861)	(632,890)
Rental equipment, net	$3,039,710	$1,944,436

NOTE 7 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2018	$247,017
Changes to preliminary purchase price accounting	(13,479)
Effects of movements in foreign exchange rates	1,639
Balance at December 31, 2019	235,177
Acquisition of Mobile Mini	708,385
Effects of movements in foreign exchange rates	(771)
Balance at September 30, 2020	$942,791
As discussed in further detail in Note 2, the Company acquired Mobile Mini on July 1, 2020. The assignment of goodwill across the operating segments: NA Storage, UK Storage, and Tank and Pump (as defined in Note 17), associated with the Merger has not yet been completed. The Company expects to finalize the valuation of the acquired net assets of Mobile Mini within the one-year measurement period from the date of acquisition and will complete the assignment of the related acquired goodwill to its operating segments at that time. The Company expects any adjustments to goodwill for financial reporting to be non-deductible for income tax purposes.
The Company had no goodwill impairment during the nine months ended September 30, 2020 or the year ended December 31, 2019.
The Company considered the economic environment resulting from the COVID-19 pandemic as part of its review for indicators of potential impairment and reviewed qualitative information currently available in determining if it was more likely than not that the fair values of the Company’s reporting units were less than their carrying amounts as of September 30, 2020.

Based on the Company’s current long-term projections and the extent of fair value in excess of carrying value at the Company's October 1, 2019 annual impairment test date, management concluded that it is not more likely than not that the fair value of the Company's reporting units were less than their carrying amount during the three and nine months ended September 30, 2020 and there were no impairment indicators that would require an interim impairment test.
Due to the uncertain and rapidly evolving nature of the conditions surrounding the COVID-19 pandemic, changes in economic outlook may change our long-term projections.

NOTE 8 - Intangibles
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	September 30, 2020
(in thousands)	Remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
ModSpace trade name	0.9	$3,000	$(2,125)	$875
Mobile Mini customer relationship	13	263,000	(5,058)	257,942
Technology	6	1,550	(64)	1,486
Indefinite-lived intangible assets:
Trade name - Mobile Mini		301,000	—	301,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$693,550	$(7,247)	$686,303

	December 31, 2019
(in thousands)	Remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
ModSpace trade name	1.7	$3,000	$(1,375)	$1,625
Indefinite-lived intangible assets:
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$128,000	$(1,375)	$126,625

Based on the carrying value at September 30, 2020, future amortization of intangible assets is expected to be as follows for the years ended December 31 (in thousands):

2020 (remaining)	$5,372
2021	21,114
2022	20,489
2023	20,489
2024	20,489
Thereafter	172,350
Total	$260,303

The assignment of acquired intangibles in the Merger across the operating segments: NA Storage, UK Storage, and Tank and Pump (as defined in Note 17), has not yet been completed. The Company has preliminarily included $301.0 million to indefinite-lived intangible assets and $259.4 million of intangibles subject to amortization, related to Mobile Mini customer relationships and technology, in the NA Storage segment. The Company expects any adjustments to intangible assets for financial reporting to be non-deductible for income tax purposes and for which deferred tax liabilities for the basis difference between financial reporting and tax to be established. The numbers reflected above are preliminary and the Company expects to finalize the valuation of the acquired net assets of Mobile Mini, including the related intangible assets, within the one-year measurement period from the date of acquisition.

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	September 30, 2020	December 31, 2019
2022 Secured Notes	7.875%	2022	$—	$264,576
2023 Secured Notes	6.875%	2023	—	482,768
2025 Secured Notes	6.125%	2025	636,450	—
ABL Facility	Varies	2025	1,307,295	885,245
2028 Secured Notes	4.625%	2028	491,329	—
Finance Leases	Varies	Varies	80,005	—
Total debt			2,515,079	1,632,589
Less: current portion of long-term debt			16,872	—
Total long-term debt			$2,498,207	$1,632,589

The Company is subject to various covenants and restrictions. The Company was in compliance with all covenants related to debt as of September 30, 2020 and December 31, 2019.

Asset Backed Lending Facilities ("ABL Facility")
On November 29, 2017, Williams Scotsman Holdings Corp ("Holdings"), Williams Scotsman International, Inc. ("WSII") and certain of its subsidiaries entered into an ABL credit agreement (the “2017 ABL Facility”), as amended, that provided a senior secured revolving credit facility that matured on May 29, 2022.
The 2017 ABL Facility consisted of (i) a $1.285 billion asset-backed revolving credit facility for WSII and certain of its domestic subsidiaries, (ii) a $140.0 million asset-based revolving credit facility for certain Canadian subsidiaries of WSII, and (iii) an accordion feature that permitted the borrowers to increase the lenders’ commitments in an aggregate amount not to exceed $375.0 million, subject to the satisfaction of customary conditions and lender approval, plus any voluntary prepayments that are accompanied by permanent commitment reductions under the 2017 ABL Facility.
Borrowing availability under the 2017 ABL Facility was equal to the lesser of $1.425 billion and the applicable borrowing bases. The borrowing bases were a function of, among other things, the value of the assets in the relevant collateral pool.
On July 1, 2020, in connection with the completion of the Merger, Holdings, WSII, and certain of its subsidiaries, entered into a new asset-based credit agreement, that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2 billion (the “US Facility”), available to WSII and certain of its subsidiaries (collectively, the “US Borrowers”), and (ii) a $400 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility") together with the US Facility (collectively, the “2020 ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros by the US Borrowers, and certain of WSII’s wholly-owned subsidiaries organized in Canada and in the United Kingdom. On July 1, 2020, in connection with the completion of the Merger, approximately $1.47 billion of proceeds from the 2020 ABL Facility were used to repay the 2017 ABL Facility and the asset-backed lending facility assumed in the transaction with Mobile Mini, as well as to pay fees and expenses related to the Merger and the debt refinancing transactions. The 2020 ABL Facility matures July 1, 2025. Borrowings under the 2020 ABL Facility initially bear interest at (i) in the case of US Dollars, at WSII’s option, either an adjusted LIBOR rate plus 1.875% or an alternative base rate plus 0.875%, (ii) in the case of Canadian Dollars, at WSII’s option, either a Canadian BA rate plus 1.875% or Canadian prime rate plus 0.875%, and (iii) in the case of Euros and British Pounds Sterling, an adjusted LIBOR rate plus 1.875%.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the aggregate Borrowing Base ("Line Cap"). At September 30, 2020, the Line Cap was $2.4 billion and the Borrowers had $1.04 billion of available borrowing capacity under the 2020 ABL Facility, including $636.9 million under the US Facility and $400.0 million under the Multicurrency Facility.
The obligations of the US Borrowers are unconditionally guaranteed by Holdings and each existing and subsequently acquired or organized direct or indirect wholly-owned US organized restricted subsidiary of Holdings, other than excluded subsidiaries (together with Holdings, the "US Guarantors"). The obligations of the Multicurrency Borrowers are unconditionally guaranteed by the US Borrowers and the US Guarantors, and each existing and subsequently acquired or organized direct or indirect wholly-owned Canadian organized restricted subsidiary of Holdings other than certain excluded subsidiaries (together with the US Guarantors, the "ABL Guarantors").
At September 30, 2020, the weighted average interest rate for borrowings under the 2020 ABL Facility was 2.05%. The weighted average interest rate on the balance outstanding, as adjusted for the effects of the interest rate swap agreements was 2.91%. Refer to Note 15 for a more detailed discussion on interest rate management. At September 30, 2020, the Borrowers had $1.04 billion of available borrowing capacity under the 2020 ABL Facility. At December 31, 2019, the Borrowers had $509.1 million of available borrowing capacity under the 2017 ABL Facility. The Company had issued $12.8 million of standby letters of credit under the 2020 ABL Facility at September 30, 2020 and $10.4 million under the 2017 ABL Facility at December 31, 2019. At September 30, 2020, letters of credit and guarantees carried fees of 2.00%. Unamortized debt issuance costs of $43.0 million are included in the carrying value of the 2020 ABL Facility at September 30, 2020. Unamortized debt issuance costs of $17.8 million are included in the carrying value of the 2017 ABL Facility at December 31, 2019. In connection with the repayment of the 2017 ABL Facility, the Company wrote off $4.4 million of deferred financing fees to loss on extinguishment of debt.
2022 Senior Secured Notes
WSII had $270.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “2022 Secured Notes”).
In connection with the Merger and related refinancing transactions in the third quarter of 2020, using proceeds from the 2025 Secured Notes discussed below, the Company redeemed all of its 2022 Secured Notes and recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $15.2 million comprised of a redemption premium of $10.6 million and write off of unamortized deferred financing fees of $4.6 million.
2023 Senior Secured Notes
WSII had $490.0 million of 6.875% senior secured notes due August 15, 2023 (the “2023 Secured Notes”). On August 11, 2020, WSII redeemed 10% of the outstanding principal amount of the 2023 Secured Notes, $49.0 million, at a redemption price of 103.0% plus accrued and unpaid interest. This repayment was funded by borrowings under the Company’s ABL Facility.
On August 25, 2020, the Company completed a private offering of its 2028 Secured Notes, discussed below, and used the offering proceeds to repay, along with expenses, the $441.0 million outstanding principal amount of its 2023 Secured Notes at a redemption price of 103.438% plus accrued and unpaid interest. The Company recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $22.7 million comprised of a redemption premium of $16.6 million and write off of unamortized deferred financing fees of $6.1 million.
2025 Senior Secured Notes
In anticipation of the Merger, on June 15, 2020, Picasso Finance Sub, Inc., a newly-formed indirect finance subsidiary (the “Finance Sub”) of the Company, completed a private offering of $650.0 million in aggregate principal amount of its 6.125% senior secured notes due 2025 (the “2025 Secured Notes”). The 2025 Secured Notes contained provisions requiring repayment, without penalty, in the event the Merger was not consummated. The offering proceeds from the 2025 Secured Notes of $650.0 million and $5.1 million of interest due through August 1, 2020 were deposited into an escrow account, pending the closing of the Merger. In connection with completion of the Merger on July 1, 2020, the offering proceeds were released and the proceeds were used to repay the 2022 Secured Notes, repay Mobile Mini senior notes assumed in the acquisition and pay certain fees and expenses related to the Merger and financing transactions. In addition, Finance Sub was merged into WSII on July 1, 2020. The Company recorded $14.3 million in deferred financing fees related to the 2025 Secured Notes.
The 2025 Secured Notes mature on June 15, 2025 and bear interest at a rate of 6.125% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2020.
Unamortized deferred financing costs pertaining to the 2025 Secured Notes were $13.6 million as of September 30, 2020.

2028 Senior Secured Notes
On August 25, 2020, the Company, completed a private offering of $500.0 million in aggregate principal amount of 4.625% senior secured notes due 2028 (the “2028 Secured Notes”).
The 2028 Secured Notes mature on August 15, 2028. They bear interest at a rate of 4.625% per annum. Interest is payable semi-annually on August 15 and February 15 of each year, beginning February 25, 2021. Unamortized deferred financing cost pertaining to the 2028 Secured Notes were $8.7 million as of September 30, 2020.

Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At September 30, 2020, obligations under finance leases for certain real property and transportation related equipment were $80.0 million. See footnote 4 - Leases, for further information.

Mobile Mini Debt
Mobile Mini had $250.0 million in aggregate principal amount of 5.875% senior notes outstanding prior to the Merger. Interest was payable semi-annually on January 1 and July 1. In connection with the Merger, these notes were assumed by WillScot Mobile Mini and subsequently redeemed using proceeds from the 2025 Secured Notes discussed above.
Mobile Mini had a $1 billion first lien senior secured revolving credit facility. At June 30, 2020, Mobile Mini had $563.2 million of outstanding principal on the credit facility. In connection with the Merger, this line of credit was assumed by WillScot Mobile Mini and subsequently repaid in full using proceeds from the 2020 ABL Facility discussed above.

NOTE 10 – Equity
Common Stock
Common Stock
On June 30, 2020, as contemplated by the Merger Agreement, and pursuant to the terms of an exercise notice delivered by Sapphire Holding S.à r.l. ("Sapphire Holdings"), an affiliate of TDR Capital LLP (“TDR Capital”), to WillScot, Sapphire Holdings exchanged each of its shares of Common Stock, par value $0.0001 per share, of Holdings, pursuant to that certain existing exchange agreement, between WillScot and Sapphire Holdings, for 1.3261 shares of newly issued Common Stock of WillScot (the "Sapphire Exchange"). As a result of the Sapphire Exchange, all issued and outstanding shares of WillScot’s Class B Common Stock, par value $0.0001 per share (the "Class B Common Stock"), were automatically canceled for no consideration and the existing exchange agreement was automatically terminated. As a result of the Sapphire Exchange, Holdings became a wholly-owned subsidiary of WillScot. Sapphire Holdings received 10,641,182 shares of Common Stock of WillScot in the Sapphire Exchange (the “Exchange Shares”).
Prior to the Sapphire Exchange, Sapphire Holdings' ownership of Holdings was recorded as a non-controlling interest in the condensed consolidated financial statements. Subsequent to the Sapphire Exchange, the Company's subsidiaries are each wholly owned and there is no non-controlling interest. As a result of the Sapphire Exchange, non-controlling interest of $63.9 million was reclassified to $66.9 million of additional paid-in-capital and $(3.0) million to accumulated other comprehensive loss, on the condensed consolidated balance sheet.
In connection with the Sapphire Exchange, stock compensation vesting events and stock option exercises described in Note 14, and the warrant exercises described below, the Company issued 12,735,352 shares of Common Stock during the nine months ended September 30, 2020.
In connection with the Merger on July 1, 2020, the Company issued 106,426,721 shares of Class A Common Stock in exchange for Mobile Mini Common Stock outstanding and subsequently filed an amended and restated certificate of incorporation, which reclassified all outstanding shares of the Class A Common Stock and converted such shares into shares of Common Stock, par value $0.0001 per share, of WillScot Mobile Mini.
On August 7, 2020, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $250 million of its outstanding shares of Common Stock. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. No Common Stock was repurchased during the third quarter of 2020.
The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing our indebtedness.

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
At September 30, 2020, the Company has 9,782,106 warrants each exercisable for one share with an exercise price of $15.50 and 17,561,700 warrants exercisable for one half share with an exercise price of $5.75 outstanding.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCL"), net of tax, for the nine months ended September 30, 2020 and 2019 were as follows:

(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2019	$(52,982)	$(9,793)	$(62,775)
Total other comprehensive loss prior to reclassifications	(21,144)	(10,330)	(31,474)
Reclassifications to the statements of operations	—	1,572	1,572
Less other comprehensive loss attributable to non-controlling interest	1,913	790	2,703
Balance at March 31, 2020	(72,213)	(17,761)	(89,974)
Total other comprehensive income (loss) prior to reclassifications	7,982	(1,642)	6,340
Reclassifications to the statements of operations	—	2,617	2,617
Less other comprehensive income attributable to non-controlling interest	(730)	(88)	(818)
Impact of elimination of non-controlling interest on accumulated other comprehensive income	(1,299)	(1,673)	(2,972)
Balance at June 30, 2020	(66,260)	(18,547)	(84,807)
Total other comprehensive income prior to reclassifications	14,619	947	15,566
Reclassifications to the statements of operations	—	2,958	2,958
Balance at September 30, 2020	$(51,641)	$(14,642)	$(66,283)

(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2018	$(62,608)	$(5,418)	$(68,026)
Total other comprehensive income (loss) prior to reclassifications	4,115	(2,636)	1,479
Reclassifications to the statements of operations	—	435	435
Less other comprehensive loss (income) attributable to non-controlling interest	(364)	198	(166)
Balance at March 31, 2019	(58,857)	(7,421)	(66,278)
Total other comprehensive income (loss) prior to reclassifications	4,321	(4,500)	(179)
Reclassifications to the statements of operations	—	613	613
Less other comprehensive loss (income) attributable to non-controlling interest	(397)	351	(46)
Balance at June 30, 2019	(54,933)	(10,957)	(65,890)
Total other comprehensive loss prior to reclassifications	(2,810)	(1,337)	(4,147)
Reclassifications to the statements of operations	—	837	837
Less other comprehensive loss (income) attributable to non-controlling interest	256	45	301
Balance at September 30, 2019	$(57,487)	$(11,412)	$(68,899)

For the nine months ended September 30, 2020 and 2019, $7.1 million and $2.0 million, respectively, was reclassified from AOCL into the condensed consolidated statements of operations within interest expense related to the interest rate swaps discussed in Note 15. Associated with these reclassifications, the Company recorded a tax benefit of $1.2 million for the three and nine months ended September 30, 2020 and $0.1 million for the nine months ended September 30, 2019. The Company did not record a tax benefit for the three months ended September 30, 2019.

NOTE 11 – Income Taxes
The Company recorded an income tax benefit of $66.7 million and $66.2 million for the three and nine months ended September 30, 2020, respectively, and $1.2 million and $2.0 million for the three and nine months ended September 30, 2019 respectively.
The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 132.2% and 162.3%, respectively, and 541.7% and 9.0% for the same periods in 2019. The income tax benefit for the three and nine months ended September 30, 2020 is primarily due to reversal of valuation allowance of approximately $54.6 million, driven by a material increase to deferred tax liabilities after the Merger, which upon re-assessment changed the Company's position on realizability of deferred tax assets and a reduction of reserves for uncertain tax positions of approximately $9.5 million. The benefit is partially offset by approximately $3 million of tax expense from a law change enacted in July 2020 in the United Kingdom. The income tax benefit for the three and nine months ended September 30, 2019 is primarily from discrete items recorded in the respective periods.
In general, FASB Accounting Standards Codification (“ASC”) Section 740, “Income Taxes” (“ASC 740”) requires us to evaluate the realizability of our deferred tax assets and reduce the deferred tax assets by valuation allowances to the extent we determined some or all of our deferred tax assets are not more likely than not realizable. To determine the realizability, ASC 740 requires consideration of sources of available taxable income of the proper character and within the time period before which our deferred tax assets, if any, expire due to the passage of time. Prior to the acquisition of Mobile Mini, our sources of taxable income were insufficient to realize a significant portion of WillScot’s historical deferred tax assets. As a result, at December 31, 2019, we maintained valuation allowances of approximately $80.2 million to cover deferred tax assets that were not realizable. The significant WillScot historical deferred tax assets covered by valuation allowances were net operating losses and deferred interest expense. On July 1, 2020, with the Merger, estimates for future taxable income increased significantly; accordingly, the Company concluded that a substantial portion of WillScot’s historical deferred tax assets that were previously covered by valuation allowances became more likely than not realizable. As a result, the Company reversed $54.6 million of valuation allowances as a discrete benefit in the three months ended September 30, 2020 due to change in judgment. The significant deferred tax assets of the Company are comprised of net operating losses and deferred interest expense. A small percentage of the net operating losses are subject to an annual limitation based on tax law for which a valuation allowance continues to be maintained. Deferred interest has an indefinite life. The Company anticipates that our remaining available net operating losses of approximately $1,026.0 million for federal, $708.2 million for state and $20.7 million of foreign will be consumed prior to its expiration which range from tax years 2020 to 2039 based on jurisdictional tax law.

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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of finance leases at September 30, 2020 approximate their respective book values.
The following table shows the carrying amounts and fair values of other financial liabilities, including their levels in the fair value hierarchy:

	September 30, 2020				December 31, 2019
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
2022 Secured Notes	$—	$—	$—	$—	$264,576	$—	$282,250	$—
2023 Secured Notes	—	—	—	—	482,768	—	517,334	—
2025 Secured Notes	636,450	—	696,625	—	—	—	—	—
ABL Facilities	1,307,295	—	1,350,340	—	885,245	—	903,000	—
2028 Secured Notes	491,329	—	499,990	—	—	—	—	—
Total	$2,435,074	$—	$2,546,955	$—	$1,632,589	$—	$1,702,584	$—

The carrying value of the ABL Facilities, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair value of the 2022 Secured Notes, the 2023 Secured Notes, the 2025 Secured Notes and the 2028 Secured Notes are based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities designated as hedges in the condensed consolidated balance sheet are disclosed in Note 15.
As part of the Merger, on July 2, 2020 the Company converted Mobile Mini's outstanding fully vested stock options to 7,361,516 WillScot Mobile Mini stock options using a conversion ratio of 2.405 as set by the Merger Agreement. The fair value of these options was valued at $19.3 million and is part of the purchase consideration.
The value of Mobile Mini stock options converted to Willscot Mobile Mini stock options in connection with the Merger, was determined utilizing the Black-Scholes option-pricing model and is affected by several variables, the most significant of which are the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the Common Stock on the Merger date, and the estimated volatility of the Common Stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s Common Stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the Merger. The key inputs utilized to determine the fair value of the stock options converted included within the purchase price were expected volatility of 51.92%, risk free rate of interest 0.17%, dividend yield of zero and expected life and years of 2.

NOTE 13 - Restructuring
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). The Company's restructuring plans are generally country or region specific and are typically completed within a one year period. Restructuring costs incurred under these plans include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) non lease costs for consolidating or closing facilities. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs and professional services expenses, are included within SG&A expense.
The following is a summary of the activity in the Company’s restructuring accruals for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
(in thousands)	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Balance at beginning of the period - June 30	$525	$—	$525	$1,143	$—	$1,143
Reclassification of liability to operating lease asset at the adoption of ASC 842(a)	—	—	—	—	448	448
Charges	3,854	—	3,854	322	327	649
Cash payments	(2,432)	—	(2,432)	(544)	—	(544)
Foreign currency translation	2	—	2	(1)	2	1
Non-cash movements	133	—	133	(91)	(777)	(868)
Balance at end of period	$2,082	$—	$2,082	$829	$—	$829

	Nine Months Ended September 30,
	2020			2019
(in thousands)	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Balance at beginning of the period - December 31	$447	$—	$447	$4,544	$972	$5,516
Reclassification of liability to operating lease asset at the adoption of ASC 842(a)	—	—	—	—	(967)	(967)
Charges	4,526	17	4,543	1,952	1,985	3,937
Cash payments	(3,027)	—	(3,027)	(5,476)	—	(5,476)
Foreign currency translation	3	—	3	28	2	30
Non-cash movements	133	(17)	116	(219)	(1,992)	(2,211)
Balance at end of period	$2,082	$—	$2,082	$829	$—	$829

The restructuring charges for the three and nine months ended September 30, 2020 are primarily driven by termination costs as a result of the elimination of positions due to the Merger and reductions in force as a result of COVID-19.
The restructuring charges for the three and nine months ended September 30, 2019 primarily relate to employee termination costs in order to capture operating synergies as a result of integrating ModSpace into WillScot. These costs were primarily the termination of employees in connection with the consolidation of overlapping facilities and functions within the existing business.

Segments (as defined in Footnote 17)
The $3.9 million of restructuring charges for the three months ended September 30, 2020 includes $0.3 million of charges related to the NA Modular segment, $3.3 million of charges related to the NA Storage segment and $0.3 million of charges related to the UK Storage segment.
The entire $0.6 million of restructuring charges for the three months ended September 30, 2019 pertain to the NA Modular segment.
The $4.5 million of restructuring charges for the nine months ended September 30, 2020 includes $0.9 million of charges pertaining to the NA Modular segment, $3.3 million of charges related to the NA Storage segment and $0.3 million of charges related to the UK Storage segment.
The entire $3.9 million of restructuring charges for the nine months ended September 30, 2019 pertain to the NA Modular segment.

NOTE 14 - Stock-Based Compensation
Prior to the Merger, stock awards were granted under the WillScot Corporation 2017 Incentive Plan (the "2017 Incentive Plan"), which included Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") as outlined below. On June 24, 2020, WillScot's stockholders approved the WillScot Mobile Mini 2020 Incentive Award Plan ("2020 Incentive Plan") to take effect pending completion of the Merger. The plan amended and restated in its entirety the 2017 Incentive Plan. As a result, all historical and future incentive awards to the Company's Board of Directors, executive officers and employees, as determined by the Company's Compensation Committee, are granted under the 2020 Incentive Plan.
The 2020 Incentive Plan included grants of stock options, time-based RSUs ("Time-Based RSUs"), and market-based RSUs ("Market-Based RSUs" together with the time-based RSUs, the "RSUs"), which are recognized in the financial statements based on their fair value. In addition, stock-based compensation to non-executive directors include grants of RSAs. The 2020 Incentive Plan continues Market-Based RSU's renamed as "Performance-Based RSUs".

Restricted Stock Awards
The following table summarizes the Company's RSA activity as of September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2019	52,755	$14.69
Granted	65,959	11.75
Vested	(61,266)	14.28
Balance, September 30, 2020	57,448	$11.75

Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million for the three months ended September 30, 2020 and 2019. Compensation expense for RSAs was $0.7 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was $0.4 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.6 years.

Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity as of September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2019	1,065,305	$12.78
Granted	632,864	14.37
Vested	(323,678)	12.93
Forfeited	(22,728)	13.45
Balance, September 30, 2020	1,351,763	$13.48

Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $1.6 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. Compensation expense for Time-Based RSUs was $3.9 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, unrecognized compensation cost related to Time-Based RSUs totaled $15.2 million and is expected to be recognized over the remaining weighted average vesting period of 2.7 years.

Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity as of September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2019	288,281	$13.22
Granted	325,256	16.35
Forfeited	(12,700)	14.70
Balance, September 30, 2020	600,837	$14.88

Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $0.8 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Compensation expense for Performance-Based RSUs was $1.7 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, unrecognized compensation cost related to Performance-Based RSUs totaled $6.2 million and is expected to be recognized over the remaining vesting period of 2.0 years.

Performance-Based RSUs vest based on the Company’s TSR Percentile Ranking as compared against the TSR for the companies comprising the Russell 3000 Group, measured as of the end of the Performance Period, based on the performance goals set forth in the award agreement.

Stock Options
The following table summarizes the Company's stock option activity as of September 30, 2020:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding options, December 31, 2019	534,188	$13.60	—	$—
Converted at Merger	—		7,361,516	13.52
Exercised	—		(259,708)	11.99
Outstanding options, September 30, 2020	534,188	$13.60	7,101,808	13.58
Fully vested and exercisable options, September 30, 2020	267,094	$13.60	7,101,808	$13.58

WillScot Options
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million for the three months ended September 30, 2020 and 2019. Compensation expense for stock option awards was $0.6 million for the nine months ended September 30, 2020 and 2019. At September 30, 2020, unrecognized compensation cost related to stock option awards totaled $1.1 million and is expected to be recognized over the remaining vesting period of 1.5 years.

Conversion of Mobile Mini Options at the Merger
As part of the Merger, on July 2, 2020 the Company converted Mobile Mini's outstanding fully vested stock options to 7,361,516 WillScot Mobile Mini stock options using a conversion ratio of 2.405 as set by the Merger Agreement. The fair value of these options was valued at $19.3 million and is part of the purchase consideration.
The value of stock options converted was determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the Common Stock on the Merger date, and the estimated volatility of the Common Stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s Common Stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the Merger.

NOTE 15 - Derivatives
On November 6, 2018, WSII entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under the Company’s 2020 ABL Facility into fixed-rate debt. The Swap Agreement will terminate on May 29, 2022. Under the terms of the Swap Agreement, the Company receives a floating rate equal to 1 month LIBOR and makes payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 0.15% and 1.74% at September 30, 2020 and December 31, 2019, respectively.
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facilities.
The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

(in thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019
Cash Flow Hedges:
Interest rate swap	Accrued liabilities	$11,463	$5,348
Interest rate swap	Other long-term liabilities	$8,205	$8,943

The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of September 30, 2020 and December 31, 2019, respectively, for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statements of operations for the nine months ending September 30:

(in thousands)	2020	2019
Loss recognized in OCI	$(5,061)	$(8,604)
Location of loss recognized in income	Interest expense	Interest expense
Loss reclassified from AOCI into income (effective portion)	$(7,147)	$(2,018)

NOTE 16 - Commitments and Contingencies
Commitments
At September 30, 2020 and December 31, 2019, commitments for the acquisition of rental equipment and property, plant and equipment were $8.0 million and $4.5 million, respectively.
Contingencies
The Company is involved in various lawsuits or claims in the ordinary course of business. Management believes that there is no pending claim or lawsuit which, if adversely determined, would have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 17 - Segment Reporting
As a result of the Merger, the Company has evaluated its operating structure and, accordingly, its segment structure and has determined it operates in four reportable segments as follows: North America Modular Solutions ("NA Modular"), North America Storage Solutions ("NA Storage"), United Kingdom Storage Solutions ("UK Storage") and Tank and Pump Solutions ("Tank and Pump"). The NA Modular segment aligns with the WillScot legacy business prior to the Merger and the NA Storage, UK Storage and Tank and Pump segments align with the Mobile Mini segments prior to the Merger. Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant.
In connection with the Merger, the Company determined its reportable segments as discussed above and retrospectively adjusted prior year's presentation to conform to the current presentation of reportable segments.
The Chief Operating Decision Maker ("CODM") evaluates business segment performance utilizing Adjusted EBITDA, which excludes certain items as shown in the reconciliation of the Company’s consolidated net income (loss) to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic operating results of the Company.
The Company also regularly evaluates gross profit by segment to assist in the assessment of its operational performance. The Company considers Adjusted EBITDA to be the more important metric because it more fully captures the business performance of the segments, inclusive of indirect costs.

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019, respectively. Consistent with the financial statements, the segment results only include results from Mobile Mini's operations after July 1, 2020, the Merger date. Please refer to the Management Discussion & Analysis of Financial Condition and Results of Operations included in this document, for pro forma results inclusive of Mobile Mini's financial results for periods prior to the Merger date.

	Three Months Ended September 30, 2020
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$192,243	$77,041	$15,399	$15,399		$300,082
Delivery and installation	52,144	20,868	4,744	6,938		84,694
Sales revenue:
New units	14,024	3,783	1,011	542		19,360
Rental units	9,456	2,801	499	423		13,179
Total revenues	267,867	104,493	21,653	23,302		417,315

Costs:
Cost of leasing and services:
Leasing	49,516	9,260	3,382	2,630		64,788
Delivery and installation	44,465	13,120	3,240	5,529		66,354
Cost of sales:
New units	9,484	2,351	726	374		12,935
Rental units	6,356	1,930	466	85		8,837
Depreciation of rental equipment	45,967	4,448	1,168	3,254		54,837
Gross profit	$112,079	$73,384	$12,671	$11,430		$209,564
Other selected data:
Adjusted EBITDA	$100,281	$46,465	$8,306	$8,507	$—	$163,559
Selling, general and administrative expense (a)	$58,935	$31,368	$5,533	$6,177	$62,257	$164,270
Purchases of rental equipment and refurbishments	$34,249	$7,234	$677	$431	$—	$42,591
(a) Includes both SG&A and Merger transaction costs from the condensed consolidated statement of operations.

	Three Months Ended September 30, 2019
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$188,403	$—	$—	$—		$188,403
Delivery and installation	61,008	—	—	—		61,008
Sales revenue:
New units	11,338	—	—	—		11,338
Rental units	7,473	—	—	—		7,473
Total revenues	268,222	—	—	—		268,222

Costs:
Cost of leasing and services:
Leasing	58,168	—	—	—		58,168
Delivery and installation	54,364	—	—	—		54,364
Cost of sales:
New units	7,421	—	—	—		7,421
Rental units	5,092	—	—	—		5,092
Depreciation of rental equipment	43,869	—	—	—		43,869
Gross profit	$99,308	$—	$—	$—		$99,308
Other selected data:
Adjusted EBITDA	$87,424	$—	$—	$—	$—	$87,424
Selling, general and administrative expense	$56,120	$—	$—	$—	$8,872	$64,992
Purchases of rental equipment and refurbishments	$47,789	$—	$—	$—	$—	$47,789

	Nine Months Ended September 30, 2020
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$570,738	$77,041	$15,399	$15,399		$678,577
Delivery and installation	154,854	20,868	4,744	6,938		187,404
Sales revenue:
New units	33,400	3,783	1,011	542		38,736
Rental units	21,558	2,801	499	423		25,281
Total revenues	780,550	104,493	21,653	23,302		929,998

Costs:
Cost of leasing and services:
Leasing	147,072	9,260	3,382	2,630		162,344
Delivery and installation	131,853	13,120	3,240	5,529		153,742
Cost of sales:
New units	22,018	2,351	726	374		25,469
Rental units	13,965	1,930	466	85		16,446
Depreciation of rental equipment	137,409	4,448	1,168	3,254		146,279
Gross profit	$328,233	$73,384	$12,671	$11,430		$425,718
Other selected data:
Adjusted EBITDA	$287,345	$46,465	$8,306	$8,507	$—	$350,623
Selling, general and administrative expense (a)	$180,791	$31,368	$5,533	$6,177	$80,641	$304,510
Purchase of rental equipment and refurbishments	$113,931	$7,234	$677	$431	$—	$122,273

(a) Includes both SG&A and Merger transaction costs from the condensed consolidated statement of operations.

	Nine Months Ended September 30, 2019
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues
Leasing and services revenue:
Leasing	$551,513	$—	$—	$—		$551,513
Delivery and installation	166,974	—	—	—		166,974
Sales:
New units	37,686	—	—	—		37,686
Rental units	29,447	—	—	—		29,447
Total Revenues	785,620	—	—	—		785,620

Costs
Cost of leasing and services:
Leasing	160,476	—	—	—		160,476
Delivery and installation	146,175	—	—	—		146,175
Cost of sales:
New units	26,298	—	—	—		26,298
Rental units	19,608	—	—	—		19,608
Depreciation of rental equipment	128,940	—	—	—		128,940
Gross profit	$304,123	$—	$—	$—		$304,123
Other selected data:
Adjusted EBITDA	$258,332	$—	$—	$—	$—	$258,332
Selling, general and administrative expense	$177,912	$—	$—	$—	$30,784	$208,696
Purchase of rental equipment and refurbishments	$160,877	$—	$—	$—	$—	$160,877

The following tables present a reconciliation of the Company’s income (loss) from operations to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$16,252	$997	$25,411	$(20,470)
Loss on extinguishment of debt	42,401	—	42,401	7,244
Income tax benefit	(66,675)	(1,220)	(66,170)	(2,022)
Interest expense	33,034	30,005	89,810	92,788
Depreciation and amortization	71,704	47,358	169,103	138,162
Currency losses (gains), net	(371)	234	147	(436)
Goodwill and other impairments	—	—	—	2,638
Restructuring costs, lease impairment expense and other related charges	4,798	1,863	8,542	9,756
Merger transaction costs	52,191	—	63,241	—
Integration costs	7,083	5,483	10,921	23,863
Stock compensation expense	2,944	1,812	6,958	5,002
Other	198	892	259	1,807
Adjusted EBITDA	$163,559	$87,424	$350,623	$258,332

NOTE 18 - Income (Loss) Per Share
Basic income (loss) per share (“EPS”) is calculated by dividing net income (or loss) attributable to WillScot Mobile Mini by the weighted average number of shares of Common Stock outstanding during the period. The shares of Common Stock issued as a result of the vesting of RSUs and for warrants exercised or redeemed during the three and nine months ended September 30, 2020, were included in EPS based on the weighted average number of days in which they were vested and outstanding during the period.
Prior to June 30, 2020, the Company had shares of Class B Common Stock which had no rights to dividends or distributions made by the Company and, in turn, were excluded from the EPS calculation. On June 30, 2020, the Sapphire Exchange was completed and all shares of Class B Common Stock were cancelled and Sapphire Holdings received 10,641,182 shares of Common Stock.
Diluted EPS is computed similarly to basic EPS, except that it includes the potential dilution that would occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

NOTE 19 - Related Parties
Related party balances included in the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019, consisted of the following:

(in thousands)	Financial statement line Item	September 30, 2020	December 31, 2019
Receivables due from affiliates	Trade receivables, net of allowances for credit losses	$19	$26
Amounts due to affiliates	Accrued liabilities	(1,715)	(883)
Total related party liabilities, net		$(1,696)	$(857)

Related party transactions included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively, consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial statement line item	2020	2019	2020	2019
Leasing revenue from related parties	Leasing revenue	$504	$81	$1,330	$232
Consulting expense to related party	Selling, general & administrative expense	(1,738)	(345)	(4,733)	(847)
Total related party expense, net		$(1,234)	$(264)	$(3,403)	$(615)

On June 30, 2020, the Company completed the Sapphire Exchange, whereby Sapphire Holdings, an affiliate of TDR, exchanged shares of Class B Common Stock for 10,641,182 shares of Class A Common Stock. As a result of the Sapphire Exchange, all issued and outstanding shares of WillScot’s Class B Common Stock were automatically canceled for no consideration and the existing exchange agreement was automatically terminated.
On August 22, 2018, WillScot’s majority stockholder, Sapphire Holdings, entered into a margin loan (the "Margin Loan") under which all of its WillScot Class A Common Stock was pledged to secure $125.0 million of borrowings under the loan agreement. WillScot is not a party to the loan agreement and has no obligations thereunder, but WillScot delivered an issuer agreement to the lenders under which WillScot has agreed to certain customary obligations relating to the shares pledged by Sapphire Holdings and, subject to applicable law and stock exchange rules, not to take any actions that are intended to materially hinder or delay the exercise of any remedies with respect to the pledged shares. In connection with the Margin Loan, on August 24, 2018, WSII entered into a two-year supply agreement with Target Logistics Management LLC, an affiliate controlled by Sapphire Holdings, under which, subject to limited exceptions, WSII acquired the exclusive right to supply modular units, portable storage units, and other ancillary products ordered by the affiliate in the US.
On August 21, 2020, Sapphire Holdings entered into an amended and restated margin loan agreement which, among other things, extends the maturity date of the Margin Loan to August 29, 2022. As of September 30, 2020, 59,725,558 shares of WillScot Mobile Mini Common Stock, representing approximately 26% of WillScot Mobile Mini’s issued and outstanding Common Stock, and 4,850,000 warrants exercisable for one half share of Common Stock were pledged by Sapphire Holdings under the Margin Loan. The two-year supply agreement with Target Logistics Management LLC was not renewed.
The Company purchased rental equipment from related party affiliates of $1.0 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively. The Company purchased rental equipment from related party affiliates of $2.6 million and $4.3 million for the nine months ended September 30, 2020 and 2019, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), formerly known as WillScot Corporation ("WillScot"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and nine months ended September 30, 2020 or prior periods. As the Merger was completed on July 1, 2020, unless the context otherwise requires, the terms “we”, “us”, “our” “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot Corporation and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to WillScot Mobile Mini when referring to periods on or after July 1, 2020 (after the Merger).
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

Executive Summary and Outlook
We are a market leader in the North America specialty rental services industry. We provide innovative turnkey modular space and portable storage solutions to diverse end markets throughout the United States, Canada, Mexico and the United Kingdom. We are also a leading provider of specialty containment solutions in the United States. As of September 30, 2020, our branch network included approximately 275 locations and additional drop lots to service our approximately 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 157,000 modular space units and over 196,000 portable storage units in our fleet.
Equipment leasing is our core business. Over 90% of new lease orders are on our standard lease agreement, prenegotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its reoccurring nature and the underlying stability and diversification of our lease portfolio. However, given our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio excluding seasonal portable storage units is approximately 31 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, education, energy and natural resources, government, and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets, and we have recently serviced emerging demand in the healthcare and government sectors related to COVID-19, as well as expanded space requirements related to social distancing. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 85% of our revenues for the three months ended September 30, 2020.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.

Significant Developments
Mobile Mini Merger
On March 2, 2020, we announced that we entered into an Agreement and Plan of Merger (the "Merger") with Mobile Mini, Inc. (“Mobile Mini”). During the second quarter, we obtained all required regulatory approvals and stockholder approvals from the Company's and Mobile Mini’s stockholders and we closed the Merger on July 1, 2020 at which time Mobile Mini became a wholly-owned subsidiary of WillScot. Concurrent with the closing of the Merger, we changed our name to WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"). We believe that the Merger will result in strategic and financial benefits by combining the two industry leaders in the complementary modular space and portable storage solutions markets.
Since the announcement of the Merger on March 2, 2020, colleagues from Mobile Mini and WillScot have been collaborating together to plan and execute the integration of these two companies, with a significant portion of these efforts being focused currently on the conversion of the combined company onto a single Enterprise Resource Planning system, which is expected to take place in the first half of 2021.
Reportable Segments

Following the Merger, we modified our management structure and expanded from two reporting segments to four segments: North America Modular Solutions ("NA Modular"), North America Storage Solutions ("NA Storage"), United Kingdom Storage Solutions ("UK Storage") and Tank and Pump Solutions ("Tank and Pump"). Prior to the Merger, we had two reportable segments, US Modular and Other North America Modular. These two segments were combined to create the new NA Modular segment, which represents the legacy WillScot operations. The other new segments, NA Storage, UK Storage, and Tank and Pump align to the legacy operations and segments reported by Mobile Mini. The new reporting segments are aligned with how we operate and analyze our business results.

Financing Activities

In anticipation of the Merger, on June 15, 2020, we completed a private offering of $650.0 million in aggregate principal amount of 6.125% senior secured notes due 2025 (the “2025 Secured Notes”). The gross offering proceeds from the 2025 Secured Notes of $650.0 million and $5.1 million of interest due through August 1, 2020 were deposited into an escrow account, pending the closing of the Merger. In connection with completion of the Merger, the net offering proceeds were released and the proceeds were used to repay the 2022 Secured Notes, repay Mobile Mini senior notes and pay certain fees and expenses related to the Merger and financing transactions.
On July 1, 2020, in connection with the completion of the Merger, Williams Scotsman Holdings Corp. (“Holdings”), WSII, and certain of its subsidiaries, including Mobile Mini and certain of its consolidated subsidiaries (the “Mobile Mini Entities”), entered into a new asset-based credit agreement (the "2020 ABL Facility"), that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion. On July 1, 2020, in connection with the completion of the Merger, $1.47 billion of proceeds from the 2020 ABL Facility were used to finance the repayment of the WillScot ABL facility, the Mobile Mini line of credit, fees and expenses related to the Merger and the financing transactions. The 2020 ABL Facility matures July 1, 2025 (see Note 9 to the condensed consolidated financial statements).
On August 11, 2020, we redeemed $49.0 million of our 6.875% senior secured notes (the “2023 Secured Notes”) at a redemption price of 103.0% plus accrued and unpaid interest. This repayment was funded by the 2020 ABL facility. On August 25, 2020, we completed a private offering of $500.0 million in aggregate principal amount of 4.625% senior secured notes due 2028 (the “2028 Secured Notes”). Proceeds from the 2028 Secured Notes were used to repay, along with expenses, the $441.0 million remaining outstanding principal of the 2023 Secured Notes at a redemption price of 103.438% plus accrued and unpaid interest.

COVID-19 Impact on Business

During the three and nine months ended September 30, 2020, financial results for our operations were impacted by the COVID-19 outbreak as we experienced reduced demand as a portion of new project deliveries from our customers were either cancelled or delayed as a result of the COVID-19 pandemic and we expect our financial results may continue to be adversely impacted in the future. During the third quarter of 2020, deliveries in our NA Modular segment were down 13% year over year and deliveries in our NA Storage segment were down approximately 12% year over year due to reduced demand primarily attributable to the current global economic situation as a consequence of the COVID-19 pandemic. The reduced delivery demand has impacted our leasing revenues as well as our delivery and installation revenues. During the second and third quarter of 2020, we implemented significant actions to reduce variable costs and capital spending. Due to the long lease durations in our business, the predictability of our cash inflows, and the fact that the majority of our gross profit is from units already out on rent at the beginning of the period, we believe we have forward visibility into our cash flows and are able to plan ahead to adjust for varying demand levels.
Since the outbreak of COVID-19 was designated as a global pandemic by the World Health Organization in March 2020, our operations have generally continued to operate normally, albeit at lower activity levels, with additional safety protocols in place as we have been considered an essential business in most jurisdictions. However, there have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic. The global pandemic has resulted in significant global social and business disruption, and in response we have modified the way we communicate and conduct business with our customers, suppliers and employees. The following summarizes many of the key actions we have taken in response to the pandemic.

Employee Safety and Health
The Company has implemented various employee safety measures to contain the spread of COVID-19, including domestic and international travel restrictions, the promotion of social distancing and work-from-home practices, extensive cleaning protocols, daily symptom assessments, and enhanced use of personal protective equipment such as masks. We continue to closely monitor all guidance provided by public agencies such as the Centers for Disease Control and Prevention in the US or the Public Health Agency of Canada to ensure the safety of our employees, vendors, and customers as our top priority.

Sales and Leasing Operations
The Company continues to monitor government orders, which vary significantly across our geographic markets. As a result of the shelter-in-place orders and increased social distancing measures, some of our markets, such as special events and sports and entertainment, experienced sustained reductions in demand for new projects during 2020. Other sectors such as health care have seen increased demand, and other sectors such as construction have remained active but with varying degrees of project disruption, some of which are quite significant. We are also responding to demand across our end markets from customers in need of additional office space to facilitate social distancing. Throughout this pandemic, our branch locations have continued to operate normally with the aforementioned safety protocols in place, while our customer service and sales teams are working closely with customers to meet current demand. The impact on future demand for new projects will depend greatly on the degree and duration to which governments restrict business and personal activities going forward and the overall macroeconomic environment.

Third Quarter Highlights

For the three months ended September 30, 2020, key drivers of our financial performance included:

•Total revenues increased by $149.1 million, or 55.6%, driven primarily by the addition of Mobile Mini's revenues to our consolidated results. The Merger closed on July 1, 2020, and drove $149.4 million of the year over year increase.
–Leasing revenue increased $111.7 million, or 59.3%, delivery and installation revenue increased $23.7 million, or 38.9%, rental unit sales increased $5.7 million, or 76.0%, and new sales revenue increased $8.1 million, or 71.7%.
–Key leasing revenue drivers include:
–Average modular space units on rent increased 19,994 units, or 21.9%, and average portable storage units on rent increased 127,424 units, or 776.2%. Both increases were driven by the Mobile Mini Merger.
–Average modular space monthly rental rate increased $10, or 1.6% to $640 driven by a $63, or 10.0% increase in the NA Modular segment, offset by the dilutive impact of lower rates due to mix on the Mobile Mini modular space units.
–Average portable storage monthly rental rate increased $8, or 6.5% to $131 driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet.
–Utilization for modular space units decreased 60 basis points ("bps") to 70.6% and utilization for portable storage units increased to 73.2% from 63.0% for the same period in 2019 driven by higher utilization of the Mobile Mini portable storage units.
•NA Modular segment revenue, which represents the activities of WillScot prior to the Merger with Mobile Mini and represented 64.2% of consolidated revenue for the three months ended September 30, 2020, decreased $0.4 million, or 0.1%, to $267.8 million driven by an $8.9 million, or 14.6% reduction in delivery and installation revenues as a result of reductions in demand for new project deliveries. However, the reduction to delivery and installation revenues was nearly offset by an increase to leasing revenue of $3.8 million, or 2.0% due to continued growth of pricing and value added products, and increased sales volumes of $4.7 million, or 25.0%. Key leasing revenue drivers include:
–Modular space average monthly rental rate of $693, increased 10.0% year over year representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
–Average modular space units on rent decreased 4,833, or 5.3% year over year driven by lower deliveries, including reduced demand for new project deliveries as a result of the COVID-19 pandemic in 2020. Average modular space units on rent dropped 0.8% sequentially from Q2 into Q3 to 86,400, although increased sequentially from August to September as markets stabilized.
–Average modular space monthly utilization decreased 290 basis points to 68.3% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

•Generated consolidated net income of $16.3 million for the three months ended September 30, 2020, which included a $42.4 million loss on extinguishment of debt related to our recent refinancing activities and $64.1 million of discrete costs expensed in the period related to transaction and integration activities, partly offset by a $66.7 million non-cash income tax benefit. Discrete costs in the period included $52.2 million of Merger transaction costs, $7.1 million of integration costs, and $4.8 million of restructuring costs, lease impairment expense and other related charges. As discussed in Note 11 to the condensed consolidated financial statements, the $66.7 million income tax offset was primarily driven by the reversal of $54.6 million of valuation allowances as a discrete benefit in the three months ended September 30, 2020 due to a change in judgment which partly offset these other non-recurring costs.
•Generated Adjusted EBITDA of $163.6 million for the three months ended September 30, 2020, representing an increase of $76.2 million, or 87.2%, as compared to the same period in 2019. Of this increase, $63.3 million was driven by the addition of Mobile Mini to our consolidated results and the remainder was driven by strong organic growth in our NA Modular segment.
–Adjusted EBITDA in our NA Modular segment, which represents the activities of WillScot prior to the Merger, increased $12.9 million, or 14.8% primarily driven by increases in leasing gross profit driven by increased pricing, including VAPS, and significant cost reductions as a result of actions taken to reduce variable cost in a reduced demand environment as a consequence of the COVID-19 pandemic.
–Consolidated Adjusted EBITDA Margin was 39.2% in the third quarter and increased 660 bps versus prior year driven by a 490 bps increased in the NA Modular segment, as well as the addition of the higher margin Mobil Mini operations
•Generated Free Cash Flow of $28.0 million for the three months ended September 30, 2020, representing an increase of $26.7 million as compared to the same period in 2019. Net cash provided by operating activities increased $22.4 million to $61.4 million. Additionally, net cash used in investing activities, excluding cash acquired from the Merger, decreased $4.5 million as a result of reduced capital spending needs given reduced demand for new project deliveries. Excluding the impact of $63.2 million of Merger transaction costs paid during the third quarter, we generated $91.3 million of free cash flow in the quarter and repaid approximately $117 million of our ABL balance, due to our resilient lease revenues and strong margin expansion and capital expenditure reductions across the NA Modular, NA Storage, and UK segments, as well as reduced interest costs due to our refinancing activity.

Consolidated Results of Operations
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Our consolidated statements of operations for the three months ended September 30, 2020 and 2019 are presented below. The below results only include Mobile Mini for the periods subsequent to the Merger:

	Three Months Ended September 30,		2020 vs. 2019 $ Change
(in thousands)	2020	2019
Revenues:
Leasing and services revenue:
Leasing	$300,082	$188,403	$111,679
Delivery and installation	84,694	61,008	23,686
Sales revenue:
New units	19,360	11,338	8,022
Rental units	13,179	7,473	5,706
Total revenues	417,315	268,222	149,093
Costs:
Costs of leasing and services:
Leasing	64,788	58,168	6,620
Delivery and installation	66,354	54,364	11,990
Costs of sales:
New units	12,935	7,421	5,514
Rental units	8,837	5,092	3,745
Depreciation of rental equipment	54,837	43,869	10,968
Gross profit	209,564	99,308	110,256
Expenses:
Selling, general and administrative	112,079	64,992	47,087
Merger transaction costs	52,191	—	52,191
Other depreciation and amortization	16,867	3,489	13,378
Lease impairment expense and other related charges	944	1,214	(270)
Restructuring costs	3,854	649	3,205
Currency (gains) losses, net	(371)	234	(605)
Other income, net	(1,012)	(1,052)	40
Operating income	25,012	29,782	(4,770)
Interest expense	33,034	30,005	3,029
Loss on extinguishment of debt	42,401	—	42,401
Loss from operations before income tax	(50,423)	(223)	(50,200)
Income tax benefit	(66,675)	(1,220)	(65,455)
Net income	16,252	997	15,255
Net income attributable to non-controlling interest, net of tax	—	295	(295)
Net income attributable to WillScot Mobile Mini	$16,252	$702	$15,550

Comparison of Three Months Ended September 30, 2020 and 2019
Revenue: Total revenue increased $149.1 million, or 55.6%, to $417.3 million for the three months ended September 30, 2020 from $268.2 million for the three months ended September 30, 2019. The increase was driven primarily by the addition of Mobile Mini's revenues to our consolidated results. The Merger closed on July 1, 2020, and drove $149.4 million of the year over year increase. Leasing revenue increased $111.7 million, or 59.3%, as compared to the same period in 2019 driven by an increase of 147,418 average units on rent as a result of the Merger, and improved pricing and value-added products in our NA Modular segment. Rental unit sales increased $5.7 million, or 76.0%, new unit sales increased $8.1 million, or 71.7%, and delivery and installation revenues increased $23.7 million, or 38.9%, due to increased overall activity as a result of the Merger. These increases were partially offset by delivery and installation revenue decreases in our NA Modular segment for the three months ended September 30, 2020 as compared to the same period in 2019. The decline in NA Modular delivery and installation revenues was primarily driven by lower delivery volumes during the quarter related to the impact of new project cancellations and delays as a result of the COVID-19 pandemic.
Total average units on rent for the three months ended September 30, 2020 and 2019 were 255,067 and 107,649, respectively. The increase was due primarily to the units acquired as part of the Merger, partially offset by lower delivery volumes. In total, modular space average units on rent increased 19,994 units, or 21.9%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Modular space average monthly rental rates increased 1.6% to $640 for the three months ended September 30, 2020. Improved pricing was driven by a $63, or 10.0% increase in the NA Modular segment, offset by the dilutive impact of lower rates on the Mobile Mini modular space units due to product mix. NA Modular segment increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Portable storage average units on rent increased by 127,424 units, or 776.2%, for the three months ended September 30, 2020 driven by units acquired as part of the Merger. Average portable storage monthly rental rates increased 6.5% to $131 for the three months ended September 30, 2020 driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet. The average modular space unit utilization rate during the three months ended September 30, 2020 was 70.6%, as compared to 71.2% during the same period in 2019. This decrease was driven by lower average modular space units on rent driven by lower demand as a result of the COVID-19 pandemic, partially offset by higher utilization on units acquired as part of the Merger. The average portable storage unit utilization rate during the three months ended September 30, 2020 was 73.2%, as compared to 63.0% during the same period in 2019. The increase in average portable storage utilization rate was driven by higher utilization on the acquired Mobile Mini units.

Gross Profit: Our gross profit percentage was 50.2% and 37.0% for the three months ended September 30, 2020 and 2019, respectively. Our gross profit percentage, excluding the effects of depreciation, was 63.4% and 53.4% for the three months ended September 30, 2020 and 2019, respectively.
Gross profit increased $110.3 million, or 111.1%, to $209.6 million for the three months ended September 30, 2020 from $99.3 million for the three months ended September 30, 2019. The increase in gross profit is a result of an $105.1 million increase in leasing gross profit, increased delivery and installation gross profit of $11.7 million, and increased new and rental unit sale margins of $4.6 million. Increases in all were primarily a result of increased revenues due to the Merger and to favorable average monthly rental rates in the NA Modular segment on modular space units, as well as modular leasing cost savings due to lower delivery volumes that were achieved as a result of actions taken by the Company to scale back variable labor and material costs in response to lower demand for new project deliveries. Increased delivery and installation margins were also driven by higher margins achieved in the NA Storage and UK Storage segments as compared to the NA Modular segment. These increases were offset partially by lower delivery and installation activity volumes in the NA Modular segment in the second and third quarter due to reduced delivery demand and by increased depreciation of $10.9 million as a result of fleet acquired in the Merger and capital investments made over the past twelve months in our existing rental equipment.

SG&A: Selling, general and administrative ("SG&A") increased $47.1 million, or 72.5%, to $112.1 million for the three months ended September 30, 2020, compared to $65.0 million for the three months ended September 30, 2019. The primary driver of the increase is related to additional SG&A costs related to operating a larger business as a result of the Merger. SG&A costs for the NA Storage, UK Storage, and Tank and Pump segments totaled $43.1 million for the three months ended September 30, 2020,

Merger Transaction Costs: Transaction costs increased $52.2 million for the three months ended September 30, 2020. Transaction costs were related to the Merger that closed on July 1, 2020.

Other Depreciation and Amortization: Other depreciation and amortization increased $13.4 million to $16.9 million for the three months ended September 30, 2020 compared to $3.5 million for the three months ended September 30, 2019. Other depreciation increased $8.7 million as a result of the inclusion of Mobile Mini beginning in the third quarter of 2020 and amortization increased $5.1 million due to the amortization of the customer relationship intangible asset acquired in the Merger. The increases as a result of the Merger were offset by a decrease of $0.4 million associated with the NA Modular segment.

Lease Impairment expense and Other Related Charges: Lease impairment expense and other related charges was $0.9 million for the three months ended September 30, 2020 as compared to $1.2 million for the three months ended September 30, 2019.

Restructuring Costs: In the three months ended September 30, 2020, the Company had $3.9 million of restructuring costs primarily as a result of employee termination costs resulting from the Merger. In the three months ended September 30, 2019, $0.6 million of restructuring costs was recorded primarily related to employee termination costs as a result of the ModSpace integration.

Currency Losses (Gains), net: Currency gains, net for the three months ended September 30, 2020 were $0.4 million which represents an increase of $0.6 million from currency losses of $0.2 million for the three months ended September 30, 2019. This increase was primarily attributable to the impact of foreign currency exchanges rate changes on loans and borrowings as well as intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.

Other Income, Net: Other income, net was $1.0 million for the three months ended September 30, 2020 compared to income of $1.1 million for the three months ended September 30, 2019. Other income, net of $1.0 million for the three months ended September 30, 2020 reflects the reversal of a non-income tax liability of $1.2 million. Other income, net of $1.1 million for the three months ended September 30, 2019 was primarily driven by the gain on the sale of property, plant and equipment of $0.9 million.

Interest Expense: Interest expense increased $3.0 million, or 10.0%, to $33.0 million for the three months ended September 30, 2020 from $30.0 million for the three months ended September 30, 2019. The increase in interest expense is a result of the Merger which increased debt outstanding at September 30, 2020 by approximately $800 million compared to September 30, 2019, offset by lower overall weighted average interest rates which were the result of the issuance of the 2025 Secured Notes and the 2028 Secured Notes. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.

Loss on Extinguishment of Debt: As a result of the Merger and the related financing transactions, we recorded a loss on extinguishment of debt of $42.4 million in the three months ended September 30, 2020. This loss on extinguishment of debt was comprised of the redemption premium and write off of unamortized deferred financing costs associated with the following: (i) $15.2 million due to the redemption of the 2022 Secured Notes, (ii) $22.7 million due to the redemption of the 2023 Secured Notes, and (iii) $4.4 million associated with the 2017 ABL Facility.

Income Tax Benefit: Income tax benefit increased $65.5 million to $66.7 million for the three months ended September 30, 2020 compared to $1.2 million for the three months ended September 30, 2019. The increase in income tax benefit was driven by a reversal of the Company’s valuation allowance of $54.1 million based on our assessment of the realizability of deferred tax assets and a reduction of reserves for uncertain tax positions of $9.5 million in the three months ended September 30, 2020 as compared to discrete benefits recorded in the three months ended September 30, 2019 that were not recurring at September 30, 2020.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Our consolidated statements of operations for the nine months ended September 30, 2020 and 2019 are presented below. The below results only include Mobile Mini for the periods subsequent to the Merger:

	Nine Months Ended September 30,		2020 vs. 2019 $ Change
(in thousands)	2020	2019
Revenues:
Leasing and services revenue:
Leasing	$678,577	$551,513	$127,064
Delivery and installation	187,404	166,974	20,430
Sales revenue:
New units	38,736	37,686	1,050
Rental units	25,281	29,447	(4,166)
Total revenues	929,998	785,620	144,378
Costs:
Costs of leasing and services:
Leasing	162,344	160,476	1,868
Delivery and installation	153,742	146,175	7,567
Costs of sales:
New units	25,469	26,298	(829)
Rental units	16,446	19,608	(3,162)
Depreciation of rental equipment	146,279	128,940	17,339
Gross profit	425,718	304,123	121,595
Expenses:
Selling, general and administrative	241,269	208,696	32,573
Merger transaction costs	63,241	—	63,241
Other depreciation and amortization	22,824	9,222	13,602
Impairment losses on long-lived assets	—	2,638	(2,638)
Lease impairment expense and other related charges	3,999	5,819	(1,820)
Restructuring costs	4,543	3,937	606
Currency losses (gains), net	147	(436)	583
Other income, net	(1,757)	(3,293)	1,536
Operating income	91,452	77,540	13,912
Interest expense	89,810	92,788	(2,978)
Loss on extinguishment of debt	42,401	7,244	35,157
Loss from operations before income tax	(40,759)	(22,492)	(18,267)
Income tax benefit	(66,170)	(2,022)	(64,148)
Net income (loss)	25,411	(20,470)	45,881
Net income (loss) attributable to non-controlling interest, net of tax	1,213	(1,295)	2,508
Net income (loss) attributable to WillScot Mobile Mini	$24,198	$(19,175)	$43,373

Comparison of Nine Months Ended September 30, 2020 and 2019
Revenue: Total revenue increased $144.4 million, or 18.4%, to $930.0 million for the nine months ended September 30, 2020 from $785.6 million for the nine months ended September 30, 2019. The increase was driven primarily by the addition of Mobile Mini's revenues to our consolidated results. The Merger closed on July 1, 2020, and drove $149.4 million of the year over year increase. Leasing revenue increased $127.1 million, or 23.0%, as compared to the same period in 2019 driven by an increase of 44,984 average units on rent as a result of the Merger, and improved pricing and value-added products in our NA Modular segment. Delivery and installation revenues increased $20.4 million, or 12.2% due to increased overall activity as a result of the Merger, but was partially offset by lower delivery volumes due to the impact of new project cancellations and delays in the second and third quarter of 2020 as a result of the COVID-19 pandemic. New unit sales increased $1.0 million, or 2.7% and rental unit sales decreased $4.1 million, or 13.9% as a result of lower demand in 2020.

Total average units on rent for the nine months ended September 30, 2020 and 2019 were 154,122 and 109,138, respectively. The increase was due primarily to the units acquired as part of the Merger, partially offset by lower delivery volumes, including reduced demand for new projects as a result of COVID-19. In total, modular space average units on rent increased 3,138 units, or 3.4%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Modular space average monthly rental rates increased 7.9% to $653 for the nine months ended September 30, 2020. Improved pricing was driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio, partially offset by the dilutive impact of lower rates on the Mobile Mini modular space units due to product mix. Portable storage average units on rent increased by 41,846 units, or 248.5%, for the nine months ended September 30, 2020. Average portable storage monthly rental rates of $129 represented an increase of $8, or 6.6% compared to the nine months ended September 30, 2019. This increase was driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet. The average modular space unit utilization rate during the nine months ended September 30, 2020 was 69.8%, as compared to 72.1% during the same period in 2019. This decrease was driven by lower demand as a result of the COVID-19 pandemic, partially offset by higher utilization on units acquired as part of the Merger. The average portable storage unit utilization rate during the nine months ended September 30, 2020 was 71.3%, as compared to 64.6% during the same period in 2019. The increase in average portable storage utilization rate was driven by higher utilization on the acquired Mobile Mini units.

Gross Profit: Our gross profit percentage was 45.8% and 38.7% for the nine months ended September 30, 2020 and 2019, respectively. Our gross profit percentage, excluding the effects of depreciation, was 61.5% and 55.1% for the nine months ended September 30, 2020 and 2019, respectively.
Gross profit increased $121.6 million, or 40.0%, to $425.7 million for the nine months ended September 30, 2020 from $304.1 million for the nine months ended September 30, 2019. The increase in gross profit is a result of a $125.3 million increase in leasing gross profit, increased delivery and installation gross profit of $12.9 million, and increased new and rental unit sale margins of $0.9 million. Increases in all were primarily a result of increased revenues due to the Merger and to favorable average monthly rental rates in the NA Modular segment on modular space units, as well as modular leasing cost savings due to lower delivery volumes that were achieved as a result of actions taken by the Company to scale back variable labor and material costs in response to lower demand for new project deliveries. These increases were offset partially by lower delivery and installation activity volumes in the NA Modular segment in the second and third quarters of 2020 due to reduced delivery demand and by increased depreciation of $17.4 million as a result of fleet acquired in the Merger and capital investments made over the past twelve months in our existing rental equipment.

SG&A: SG&A increased $32.6 million, or 15.6%, to $241.3 million for the nine months ended September 30, 2020, compared to $208.7 million for the nine months ended September 30, 2019. The primary driver of the increase is related to additional SG&A costs related to operating a larger business as a result of the Merger. SG&A costs for the NA Storage, UK Storage, and Tank and Pump segments totaled $43.1 million for the nine months ended September 30, 2020. These increases were partially offset by reduced integration costs of $12.9 million for nine months ended September 30, 2020 driven by integration activities performed during 2019 related to the ModSpace acquisition.

Merger Transaction Costs: Transaction costs increased $63.2 million for the nine months ended September 30, 2019. Transaction costs were related to the Merger that closed on July 1, 2020.

Other Depreciation and Amortization: Other depreciation and amortization increased $13.6 million, or 147.8%, to $22.8 million for the nine months ended September 30, 2020, compared to $9.2 million for the nine months ended September 30, 2019. Other depreciation increased $8.7 million as a result of the inclusion of Mobile Mini beginning in the third quarter of 2020 and amortization increased $5.1 million due to the amortization of the customer relationship intangible asset acquired in the Merger.

Impairment Losses on Long-Lived Assets: Impairment losses on long-lived assets were $2.6 million for the nine months ended September 30, 2019 related to the valuation of properties classified as assets held for sale as a result of the ModSpace acquisition. No similar impairments occurred during the nine months ended September 30, 2020.

Lease Impairment expense and Other Related Charges: Lease impairment expense and other related charges were $4.0 million for the nine months ended September 30, 2020 as compared to $5.8 million for the nine months ended September 30, 2019.

Restructuring Costs: Restructuring costs were $4.5 million for the nine months ended September 30, 2020 as compared to $3.9 million for the nine months ended September 30, 2019. The restructuring charges in the nine months ended September 30, 2020 were primarily due to employee terminations costs as a result of the Merger and, to a lesser extent, reductions in force across our branch network in response to COVID-19 economic conditions. The restructuring charges in the nine months ended September 30, 2019 related primarily to employee termination costs related to the ModSpace and Acton acquisitions and integrations.

Currency (Gains) Losses, net: Currency (gains) losses, net fluctuated by $0.5 million to a $0.1 million loss for the nine months ended September 30, 2020 compared to a $0.4 million gain for the nine months ended September 30, 2019. The increase in currency (gains) losses, net, in 2020 was primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.

Other Expense (Income), Net: Other income, net was $1.8 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. Other income, net of $1.8 million for the nine months ended September 30, 2020 was primarily related to the reversal of a non-income tax liability of $2.5 million. Other income, net of $3.3 million for the nine months ended September 30, 2019 was driven primarily by the receipt of $3.2 million of insurance proceeds related to assets damaged during Hurricane Harvey.

Interest Expense: Interest expense decreased $3.0 million, or 3.2%, to $89.8 million for the nine months ended September 30, 2020 from $92.8 million for the nine months ended September 30, 2019. The decrease was driven by lower interest rates on our ABL facilities, the repayment of our 10% unsecured notes in 2019 and the lower interest rates on our 2025 Secured Notes and 2028 Secured Notes, partially offset by an $800 million increase in debt outstanding as a result of the Merger.

Loss on Extinguishment of Debt: As a result of the Merger and the related financing transactions, we recorded a loss on extinguishment of debt of $42.4 million in the nine months ended September 30, 2020. This loss on extinguishment of debt was comprised of the redemption premium and write off of unamortized deferred financing costs associated with the following: (i) $15.2 million due to the redemption of the 2022 Secured Notes, (ii) $22.7 million due to the redemption of the 2023 Secured Notes, and (iii) $4.4 million associated with the 2017 ABL Facility. We redeemed $200.0 million in aggregate outstanding principal amount of our senior unsecured notes in the second quarter of 2019 at a redemption price of 102.0%, plus a make-whole premium of 1.1%, for total premiums of 3.1%. As a result, we recorded a loss on extinguishment of debt of $7.2 million.

Income Tax Benefit: Income tax benefit increased $64.2 million to $66.2 million for the nine months ended September 30, 2020 compared to a $2.0 million benefit for the nine months ended September 30, 2019. The increase in income tax benefit was driven by a reversal of the Company’s valuation allowance of $54.1 million based on our assessment of deferred tax assets and a reduction of reserves for uncertain tax positions of $9.5 million in the nine months ended September 30, 2020 compared to discrete benefits recorded in the nine months ended September 30, 2019.

Business Segment Results
As a result of the Merger, the Company has evaluated its operating structure and, accordingly, its segment structure and has determined it operates in four reportable segments as follows: NA Modular, NA Storage, UK Storage and Tank and Pump. The NA Modular segment represents the activities of WillScot prior to the Merger. The NA Storage, UK Storage and Tank and Pump segments align to the three segments reported by Mobile Mini prior to the Merger.
The following tables and discussion summarize our reportable segment financial information for the three and nine months ended September 30, 2020 and 2019. The below results only include Mobile Mini for the periods subsequent to the Merger. A Summary Business Segment Supplemental Unaudited Pro Forma Financial Information section has been included in this MD&A in order to provide period over period comparable financial information for the NA Storage, UK Storage and Tank and Pump reporting segments as these segments were not included in our 2019 reported results.

Comparison of Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$267,867	$104,493	$21,653	$23,302	$417,315
Gross profit	$112,079	$73,384	$12,671	$11,430	$209,564
Adjusted EBITDA	$100,281	$46,465	$8,306	$8,507	$163,559
Capital expenditures for rental equipment	$34,249	$7,234	$677	$431	$42,591
Average modular space units on rent	86,400	16,383	8,444	—	111,227
Average modular space utilization rate	68.3%	80.4%	79.1%	—%	70.6%
Average modular space monthly rental rate	$693	$505	$356	$—	$640
Average portable storage units on rent	15,473	105,221	23,146	—	143,840
Average portable storage utilization rate	61.3%	73.4%	83.2%	—%	73.2%
Average portable storage monthly rental rate	$124	$145	$75	$—	$131
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	58.2%	58.2%

	Three Months Ended September 30, 2019
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$268,222	$—	$—	$—	$268,222
Gross profit	$99,308	$—	$—	$—	$99,308
Adjusted EBITDA	$87,424	$—	$—	$—	$87,424
Capital expenditures for rental equipment	$47,789	$—	$—	$—	$47,789
Average modular space units on rent	91,233	—	—	—	91,233
Average modular space utilization rate	71.2%	—%	—%	—%	71.2%
Average modular space monthly rental rate	$630	$—	$—	$—	$630
Average portable storage units on rent	16,416	—	—	—	16,416
Average portable storage utilization rate	63.0%	—%	—%	—%	63.0%
Average portable storage monthly rental rate	$123	$—	$—	$—	$123
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	—%	—%

NA Modular
Revenue: Total revenue decreased $0.4 million, or 0.1%, to $267.8 million for the three months ended September 30, 2020 from $268.2 million for the three months ended September 30, 2019. The decrease was primarily the result of an $8.9 million, or 14.6% decrease in modular delivery and installation revenues driven by lower delivery volumes during the third quarter of 2020 related to the impact of new project cancellations and delays as a result of the COVID-19 pandemic. This decline was nearly offset by increases in leasing revenue of $3.8 million, or 2.0%, a $2.7 million, or 23.9%, increase in new unit sales, and a $2.0 million, or 26.7%, increase in rental unit sales revenue. Average modular space monthly rental rates increased 10.0% for the three months ended September 30, 2020 to $693 driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Improved pricing was partially offset by lower volumes as average modular space units on rent decreased by 4,833 units, or 5.3% year over year. The decrease was driven primarily by lower delivery volumes, including reduced demand for new projects since mid-March of 2020 as a result of COVID-19.
Gross Profit: Gross profit increased $12.8 million, or 12.9%, to $112.1 million for the three months ended September 30, 2020 from $99.3 million for the three months ended September 30, 2019. The increase in gross profit was driven by higher leasing gross profit, which increased $12.5 million, or 9.6%, driven from improved pricing including VAPS and leasing cost savings due to lower delivery volumes that were achieved as a result of actions taken by the Company to scale back variable labor and material costs in response to lower demand for new project deliveries. The increase in gross profit from leasing for the three months ended September 30, 2020 was further complemented by a $1.3 million increase in sales gross profit, and a $1.0 million increase in delivery and installation gross profit driven by increased profitability on delivery and installation activity even in a lower demand environment. These increases were partially offset by a $2.1 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment over the past twelve months.
Adjusted EBITDA: Adjusted EBITDA increased $12.9 million, or 14.8%, to $100.3 million for the three months ended September 30, 2020 from $87.4 million for the three months ended September 30, 2019. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $2.7 million, or 4.8%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Increases were primarily related to a $2.3 million increase in bad debt expense, a $0.8 million increase in occupancy costs, an $0.8 million increase in insurance costs, and a $0.7 million increase in professional fees. These increases were partially offset by a $1.3 million decrease in travel and entertainment and a $1.2 million decrease in employee costs compared to the prior year.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $13.6 million, or 28.5%, to $34.2 million for the three months ended September 30, 2020 from $47.8 million for the three months ended September 30, 2019. Net CAPEX, as defined below in Item 2. Other Non-GAAP Financial Data and Reconciliations, also decreased $14.1 million, or 37.4%, to $23.6 million. The decreases for both were driven by decreased spending on refurbishments and VAPS due to less constrained fleet and reduced demand as a result of the COVID-19 pandemic, and cost improvements experienced over the prior year related to better unit selection and scoping on refurbishments.

Comparison of Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30, 2020
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$780,550	$104,493	$21,653	$23,302	$929,998
Gross profit	$328,233	$73,384	$12,671	$11,430	$425,718
Adjusted EBITDA	$287,345	$46,465	$8,306	$8,507	$350,623
Capital expenditures for rental equipment	$113,931	$7,234	$677	$431	$122,273
Average modular space units on rent	87,161	5,461	2,815	—	95,437
Average modular space utilization rate	68.9%	80.4%	79.1%	—%	69.8%
Average modular space monthly rental rate	$672	$505	$356	$—	$653
Average portable storage units on rent	15,896	35,074	7,715	—	58,685
Average portable storage utilization rate	63.0%	73.4%	83.2%	—%	71.3%
Average portable storage monthly rental rate	$121	$145	$75	$—	$129
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	58.2%	58.2%

	Nine Months Ended September 30, 2019
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$785,620	$—	$—	$—	$785,620
Gross profit	$304,123	$—	$—	$—	$304,123
Adjusted EBITDA	$258,332	$—	$—	$—	$258,332
Capital expenditures for rental equipment	$160,877	$—	$—	$—	$160,877
Average modular space units on rent	92,299	—	—	—	92,299
Average modular space utilization rate	72.1%	—%	—%	—%	72.1%
Average modular space monthly rental rate	$605	$—	$—	$—	$605
Average portable storage units on rent	16,839	—	—	—	16,839
Average portable storage utilization rate	64.6%	—%	—%	—%	64.6%
Average portable storage monthly rental rate	$121	$—	$—	$—	$121
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	—%	—%

NA Modular
Revenue: Total revenue decreased $5.0 million, or 0.6%, to $780.6 million for the nine months ended September 30, 2020 from $785.6 million for the nine months ended September 30, 2019. The decrease was driven by decreases in delivery and installation revenues driven by lower delivery volumes during the second and third quarters of 2020 and lower sales revenues. Delivery and installation revenue decreased $12.1 million, or 7.2%, new unit sales revenue decreased $4.3 million, or 11.4% and rental unit sales revenue decreased $7.8 million, or 26.5%. These decreases were partially offset by increased leasing revenues, which increased $19.2 million, or 3.5%, driven by improved pricing. Average modular space monthly rental rates increased 11.1% for the nine months ended September 30, 2020. Improved pricing was driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Increases in pricing were partially offset by decreased average modular space units on rent, which decreased 5,138 units, or 5.6%. The decrease in units on rent was due primarily to lower delivery volumes, including reduced demand for new projects since mid-March of 2020 as a result of new project cancellations and delays as a result of the COVID-19 pandemic.
Gross Profit: Gross profit increased $24.1 million, or 7.9%, to $328.2 million for the nine months ended September 30, 2020 from $304.1 million for the nine months ended September 30, 2019. The increase in gross profit was driven by a $32.6 million increase in leasing gross profit driven by improved pricing and VAPS, as well as by lower modular leasing cost due to lower delivery demand in the second and third quarter of 2020 and reduced variable costs. The increase in gross profit from leasing revenues was partially offset by an $8.5 million increase in depreciation of rental equipment primarily as a result of capital investments made over the past twelve months in our existing rental equipment for the nine months ended September 30, 2020.
Adjusted EBITDA: Adjusted EBITDA increased $29.0 million, or 11.2%, to $287.3 million for the nine months ended September 30, 2020 from $258.3 million for the nine months ended September 30, 2019. The increase was driven by higher leasing gross profits discussed above, partially offset by increases in SG&A, excluding discrete and other items, of $2.3 million. Increases were primarily related to a $3.3 million increase in bad debt expense, a $1.0 million increase in office costs, and approximately $2.3 million of costs related to the bi-annual company meeting held in January 2020. These increases were partially offset by a $2.6 million decrease in travel and entertainment, decreased computer costs of $0.7 million and a $0.6 million decrease in non-income tax expense.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment decreased $47.0 million, or 29.2%, to $113.9 million for the nine months ended September 30, 2020 from $160.9 million for the nine months ended September 30, 2019. Net CAPEX, as defined below in Item 2. Other Non-GAAP Financial Data and Reconciliations, also decreased $32.2 million, or 26.2%, to $90.6 million. The decreases for both were driven by decreased spend for refurbishments and VAPS due to less constrained fleet and reduced demand as a result of the COVID-19 pandemic, and cost improvements experienced over the prior year related to better unit selection and scoping on refurbishments.

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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider the measure in isolation or as a substitute for net income (loss), cash flow from operations or other methods of analyzing WillScot Mobile Mini’s results as reported under GAAP. Some of these limitations are:
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

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following table provides an unaudited reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$16,252	$997	$25,411	$(20,470)
Loss on extinguishment of debt	42,401	—	42,401	7,244
Income tax benefit	(66,675)	(1,220)	(66,170)	(2,022)
Interest expense	33,034	30,005	89,810	92,788
Depreciation and amortization	71,704	47,358	169,103	138,162
Currency (gains) losses, net	(371)	234	147	(436)
Goodwill and other impairments	—	—	—	2,638
Restructuring costs, lease impairment expense and other related charges	4,798	1,863	8,542	9,756
Merger transaction costs	52,191	—	63,241	—
Integration costs	7,083	5,483	10,921	23,863
Stock compensation expense	2,944	1,812	6,958	5,002
Other	198	892	259	1,807
Adjusted EBITDA	$163,559	$87,424	$350,623	$258,332

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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue (A)	$417,315	$268,222	$929,998	$785,620

Gross profit (B)	$209,564	$99,308	$425,718	$304,123
Depreciation of rental equipment	54,837	43,869	146,279	128,940
Adjusted Gross Profit (C)	$264,401	$143,177	$571,997	$433,063

Gross Profit Percentage (B/A)	50.2%	37.0%	45.8%	38.7%
Adjusted Gross Profit Percentage (C/A)	63.4%	53.4%	61.5%	55.1%

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

The following table provides unaudited reconciliations of Net CAPEX:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total purchases of rental equipment and refurbishments	$(42,591)	$(47,789)	$(122,273)	$(160,877)
Total proceeds from sale of rental equipment	13,179	8,421	25,281	31,504
Net CAPEX for Rental Equipment	(29,412)	(39,368)	(96,992)	(129,373)
Purchase of property, plant and equipment	(5,893)	(2,701)	(9,079)	(6,600)
Proceeds from sale of property, plant and equipment	1,982	4,308	5,825	13,199
Net CAPEX	$(33,323)	$(37,761)	$(100,246)	$(122,774)

Summary Business Segment Supplemental Pro Forma Financial Information

As a result of the Merger and the significant financing transactions, we believe presenting supplemental pro forma financial information is beneficial to the readers of the financial statements. The following table sets forth key metrics used by management to run the business on a pro forma basis as if the Merger and financing transactions had occurred on January 1, 2019. Refer to the Supplemental Pro Forma Financial Information section below for the full reconciliation of the statements of operations.
Following the Merger, we modified our management structure and expanded from two reporting segments to four segments NA Modular, NA Storage, UK Storage and Tank and Pump. Prior to the Merger, we had two reportable segments, US Modular and Other North America Modular. These two segments were combined to create the new NA Modular segment, which represents the legacy WillScot operations. The other new segments, NA Storage, UK Storage, and Tank and Pump align to the legacy operations and segments reported by Mobile Mini. The new reporting segments are aligned with how we operate and analyze our business results.

Comparison of Three Months Ended September 30, 2020 and 2019

	Pro Forma Combined Quarter Ended September 30,		2020 vs. 2019
(in thousands)	2020	2019	$ Change	% Change
Revenue	$417,315	$423,547	$(6,232)	(1.5)%
Selling, general and administrative expenses	$112,079	$116,876	$(4,797)	(4.1)%
Net income	$37,873	$27,471	$10,402	37.9%
Adjusted EBITDA	$163,559	$149,097	$14,462	9.7%

Other Financial Data:
Adjusted EBITDA - NA Modular	$100,281	$87,424	$12,857	14.7%
Adjusted EBITDA - NA Storage	46,465	43,084	3,381	7.8%
Adjusted EBITDA - UK Storage	8,306	6,704	1,602	23.9%
Adjusted EBITDA - Tank and Pump	8,507	11,885	(3,378)	(28.4)%
Consolidated Adjusted EBITDA(a)	$163,559	$149,097	$14,462	9.7%

(a)	We present Adjusted EBITDA, a measurement not calculated in accordance with GAAP, because it is a key metric used by management to assess financial performance. Our business is capital-intensive and these additional metrics allow management to further evaluate its operating performance.

NA Modular - Quarterly Results
Pro Forma Quarterly Results for the nine months ended September 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$255,821	$256,862	$267,867	$780,550
Gross profit	$106,190	$109,964	$112,079	$328,233
Adjusted EBITDA	$89,544	$97,520	$100,281	$287,345
Capital expenditures for rental equipment	$39,648	$40,034	$34,249	$113,931
Average modular space units on rent	87,988	87,096	86,400	87,161
Average modular space utilization rate	69.2%	68.5%	68.3%	68.7%
Average modular space monthly rental rate	$653	$669	$693	$672
Average portable storage units on rent	16,346	15,869	15,473	15,896
Average portable storage utilization rate	64.1%	62.5%	61.3%	62.6%
Average portable storage monthly rental rate	$119	$120	$124	$121

Pro Forma Quarterly Results for the nine months ended September 30, 2019:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$253,685	$263,713	$268,222	$785,620
Gross profit	$103,331	$101,484	$99,308	$304,123
Adjusted EBITDA	$83,354	$87,554	$87,424	$258,332
Capital expenditures for rental equipment	$51,873	$61,215	$47,789	$160,877
Average modular space units on rent	93,309	92,300	91,233	92,281
Average modular space utilization rate	72.4%	71.9%	71.2%	71.8%
Average modular space monthly rental rate	$575	$611	$630	$605
Average portable storage units on rent	17,418	16,544	16,416	16,793
Average portable storage utilization rate	66.1%	63.3%	63.0%	64.1%
Average portable storage monthly rental rate	$119	$121	$123	$121

The NA Modular segment represents the activities of WillScot prior to the Merger. As a result, there are no differences between pro forma results and actual results on a reported basis. Please see comparison of results for the three and nine months ended September 30, 2020 and 2019 within "Business Segment Results" above.
NA Storage - Quarterly Results

Pro Forma Quarterly Results for the nine months ended September 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$103,495	$92,826	$104,493	$300,814
Gross profit	$71,400	$66,639	$73,384	$211,423
Adjusted EBITDA	$43,994	$40,770	$46,465	$131,229
Capital expenditures for rental equipment	$5,200	$7,272	$7,234	$19,706
Average modular space units on rent	15,509	15,757	16,383	15,883
Average modular space utilization rate	77.8%	78.6%	80.4%	78.9%
Average modular space monthly rental rate	$497	$463	$505	$488
Average portable storage units on rent	105,441	101,463	105,221	104,042
Average portable storage utilization rate	73.1%	70.6%	73.4%	72.4%
Average portable storage monthly rental rate	$146	$143	$145	$145

Pro Forma Quarterly Results for the nine months ended September 30, 2019:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$99,565	$98,045	$104,641	$302,251
Gross profit	$68,357	$66,523	$73,302	$208,182
Adjusted EBITDA	$37,957	$37,474	$43,084	$118,515
Capital expenditures for rental equipment	$11,841	$16,166	$11,107	$39,114
Average modular space units on rent	15,974	15,522	15,835	15,777
Average modular space utilization rate	80.5%	80.5%	80.9%	80.6%
Average modular space monthly rental rate	$413	$449	$470	$444
Average portable storage units on rent	107,658	105,770	109,723	107,717
Average portable storage utilization rate	76.1%	74.5%	76.8%	75.8%
Average portable storage monthly rental rate	$144	$143	$145	$144

Comparison of Three Months Ended September 30, 2020 and 2019
NA Storage
Revenue: Total revenue decreased $0.1 million, or 0.1%, to $104.5 million for the three months ended September 30, 2020 from $104.6 million for the three months ended September 30, 2019. Leasing revenues increased $0.2 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 3.5% and average modular space monthly rental rates increased 7.4% year-over-year, but were offset by a 4.1% decrease in average portable storage units on rent. Delivery and installation revenues decreased $2.2 million year-over year. While we have not seen a significant decrease in total units on rent, the COVID-19 outbreak has resulted in fewer new units placed on rent as well as a decrease in returned units. This lower activity led to a year-over-year decrease in our delivery and installation revenues during the current quarter. Sales revenues increased $1.9 million compared to the prior-year quarter.
Gross Profit: Gross profit was flat at $73.4 million for the three months ended September 30, 2020 compared to $73.4 million compared to the three months ended September 30, 2019. Gross profit on leasing activity was flat year-over-year. For delivery and installation, gross profit decreased $0.4 million as the effect of reduced revenue was largely mitigated by proactive cost management resulting in reduced outside hauling expense and lower fuel costs, combined with reduced salaries for drivers. Sales gross profit increased $0.4 million on larger sales volume.
Adjusted EBITDA: Adjusted EBITDA increased $3.4 million, or 7.9%, to $46.5 million for the three months ended September 30, 2020 from $43.1 million for the three months ended September 30, 2019 and the margin expanded to 44.5% from 41.2%. The increase in Adjusted EBITDA was driven by a reduction in SG&A and the higher leasing gross profit discussed above. Excluding acquisition costs and stock-based compensation, SG&A decreased $3.4 million in this segment. The decrease was comprised of reduced costs for personnel of approximately $3.2 million, curtailed travel and a lower provision for doubtful accounts in the current period. These positive variances in SG&A were partially offset by a reduction in capitalized overhead.

Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $7.2 million were $3.9 million lower than the prior-year quarter. Rental fleet expenditures were reduced significantly in 2020 in response to COVID-19 and were primarily to meet demand for specific products, largely ground level offices.

Comparison of Nine Months Ended September 30, 2020 and 2019
NA Storage
Revenue: Total revenue decreased $1.5 million, or 0.5%, to $300.8 million for the nine months ended September 30, 2020 from $302.3 million for the nine months ended September 30, 2019. Leasing revenues for the nine months ended September 30, 2020 increased year-over-year by $1.8 million, or 0.8%, resulting from the combination of increased revenues in the first quarter, decreased year-over-year revenue in the second quarter due to the impact of COVID-19 and flat year-over-year revenue in the third quarter, when compared to the prior-year periods. Modular space average units on rent increased 0.7% and average modular space monthly rental rates increased 9.9% year-over-year, but were offset by a 3.4% decrease in average portable storage units on rent. Delivery and installation revenues decreased $6.3 million year-over year. Beginning late in the first quarter, the COVID-19 outbreak resulted in fewer new units placed on rent as well as a decrease in returned units leading to a year-over-year decrease in our delivery and installation revenues during the current period. Sales revenues increased $3.1 million compared to the prior-year quarter.
Gross Profit: Gross profit increased $3.2 million, or 1.5%, for the nine months ended September 30, 2020 to $211.4 million from $208.2 million for the nine months ended September 30, 2019. This gross profit increase was driven primarily by a $4.2 million, or 2.2% year-over-year increase within leasing and a $1.0 million increase related to sales, offset by decreased delivery and installation gross profit of $1.6 million. Within leasing activity, reduced expenses of $2.4 million from strong cost management in response to the COVID-19 outbreak combined with the $1.8 million revenue increase resulted in a $4.2 million year-over-year increase in leasing gross profit. Reduced expenses in this area include lower maintenance costs of $1.3 million and reductions in personnel costs. For delivery and installation, gross profit decreased $1.6 million as the effect of reduced revenue was largely mitigated by proactive cost management resulting in a $2.8 million reduction in outside hauling expense combined with reduced salaries for drivers and lower fuel costs. Sales gross profit increased $1.0 million on larger sales volume.
Adjusted EBITDA: Adjusted EBITDA increased $12.7 million, or 10.7%, to $131.2 million for the nine months ended September 30, 2020 from $118.5 million for the nine months ended September 30, 2019 and the margin expanded to 43.6% from 39.2%. The increase in adjusted EBITDA was driven by a reduction in SG&A and the higher gross profit discussed above. Excluding acquisition costs and stock-based compensation, SG&A decreased $8.5 million in this segment. The decrease is comprised of reduced costs for personnel of approximately $8.7 million and $1.6 million due to curtailed travel, as well as a lower provision for doubtful accounts in the current period. These positive variances in SG&A were partially offset by a reduction in capitalized overhead.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $19.7 million were $19.4 million lower than the prior-year period. Rental fleet expenditures were reduced significantly in 2020 in response to COVID-19, especially after the first quarter, and were primarily to meet demand for specific products, largely ground level offices.

UK Storage - Quarterly Results

Pro Forma Quarterly Results for the nine months ended September 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$20,197	$17,154	$21,653	$59,004
Gross profit	$11,372	$10,991	$12,671	$35,034
Adjusted EBITDA	$6,405	$6,853	$8,306	$21,564
Capital expenditures for rental equipment	$337	$522	$677	$1,536
Average modular space units on rent	7,850	7,912	8,444	8,069
Average modular space utilization rate	74.2%	74.6%	79.1%	76.0%
Average modular space monthly rental rate	$326	$313	$356	$332
Average portable storage units on rent	23,328	22,870	23,146	23,115
Average portable storage utilization rate	83.7%	82.2%	83.2%	83.0%
Average portable storage monthly rental rate	$73	$70	$75	$73

Pro Forma Quarterly Results for the nine months ended September 30, 2019:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$20,959	$20,920	$20,499	$62,378
Gross profit	$11,129	$11,367	$11,106	$33,602
Adjusted EBITDA	$6,070	$6,396	$6,704	$19,170
Capital expenditures for rental equipment	$921	$1,190	$1,546	$3,657
Average modular space units on rent	8,440	8,460	8,360	8,420
Average modular space utilization rate	79.0%	79.0%	78.0%	78.7%
Average modular space monthly rental rate	$319	$327	$320	$322
Average portable storage units on rent	23,910	23,594	23,927	23,810
Average portable storage utilization rate	85.9%	85.0%	85.9%	85.6%
Average portable storage monthly rental rate	$70	$70	$69	$70

Comparison of Three Months Ended September 30, 2020 and 2019
UK Storage
Revenue: Total revenue increased $1.2 million to $21.7 million for the three months ended September 30, 2020 from $20.5 million for the three months ended September 30, 2019. Approximately $1.0 million of the increase is related to favorable currency fluctuations. In local currency total revenues increased 0.8%, with a 4.7% increase in leasing revenues offset by decreased delivery revenues and lower sales revenue. Within leasing revenues, modular space average units on rent increased 1.0% and average monthly rental rates for modular space units and portable storage units increased 11.3% and 8.7% year-over-year, respectively, including the impacts of currency fluctuations. These increases were partially offset by a 3.3% decrease in average portable storage units on rent. The decrease in delivery and installation revenues is due to an overall decrease in newly placed and returned units resulting from a slower economy due to the COVID-19 outbreak. Sales revenues decreased $0.2 million compared to the prior-year quarter.
Gross Profit: Gross profit increased $1.6 million, or 14.4%, for the three months ended September 30, 2020 to $12.7 million from $11.1 million for the three months ended September 30, 2019. Approximately $0.6 million of the increase is related to favorable currency fluctuations. In local currency, gross profit increased 8.9%, including a 7.6% increase in the gross profit for leasing activity and an 18.6% increase in gross profit from delivery and installation. Proactive management of costs at the outset of the pandemic drove lower expenses including reduced labor and transportation expense. Gross profit on sales increased approximately $0.2 million. These increases in gross profit were partially offset by increased depreciation on rental equipment due to the step-up in basis associated with the Merger.
Adjusted EBITDA: Adjusted EBITDA increased $1.6 million, or 23.9%, to $8.3 million for three months ended September 30, 2020 from $6.7 million for the three months ended September 30, 2019 and the margin expanded to 38.4% from 32.7%. Approximately $0.4 million of the increase is related to favorable currency fluctuations. In local currency adjusted EBITDA increased 18.2%. The increase results primarily from the favorable gross profit discussed above. Immaterial fluctuations within various SG&A accounts offset, resulting in flat SG&A year-over-year in local currency.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $0.7 million were $0.8 million lower than the prior-year quarter. Rental fleet expenditures were reduced significantly in 2020 in response to COVID-19.

Comparison of Nine Months Ended September 30, 2020 and 2019
UK Storage
Revenue: Total revenue decreased $3.4 million, or 5.4%, to $59.0 million for the nine months ended September 30, 2020 from $62.4 million for the nine months ended September 30, 2019. Currency fluctuations were immaterial for the current nine-month period. Leasing revenues decreased 0.9% and delivery and installation revenues decreased 15.6%. Within leasing activity, average monthly rental rates for modular space units and portable storage units increased 3.1% and 4.3% year-over-year, respectively. These increases were partially offset by a 4.2% decline in modular space average units on rent and a 2.9% decrease in average portable storage units on rent. The decrease in delivery and installation revenues is due to an overall decrease in newly placed and returned units primarily resulting from a slower economy during the current-year period as a result of COVID-19. Sales revenues decreased $0.9 million compared to the prior-year period.

Gross Profit: Gross profit increased $1.4 million, or 4.2%, to $35.0 million for the nine months ended September 30, 2020 from $33.6 million for the nine months ended September 30, 2019. Proactive cost management mitigated the lower revenue and included reduced transportation expense of approximately $1.2 million as well as decreased labor costs. Gross profit on leasing increased 2.8% year-over-year for the period, while gross profit for delivery and installation was slightly lower. Gross profit on sales increased $0.9 million. These increases in gross profit were slightly offset by increased depreciation on rental equipment due to the step-up in basis associated with the Merger.
Adjusted EBITDA: Adjusted EBITDA increased $2.4 million, or 12.5%, to $21.6 million for the nine months ended September 30, 2020 from $19.2 million for the nine months ended September 30, 2019 and the margin expanded to 36.5% from 30.7%. The increase resulted primarily from the favorable gross profit discussed above and decreased SG&A related largely to lower personnel costs and travel.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $1.5 million were $2.2 million lower than the prior-year period. Rental fleet expenditures were reduced significantly in 2020 in response to COVID-19.

Tank and Pump - Quarterly Results

Pro Forma Quarterly Results for the nine months ended September 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$26,884	$23,684	$23,302	$73,870
Gross profit	$13,279	$11,723	$11,430	$36,432
Adjusted EBITDA	$9,477	$8,659	$8,507	$26,643
Capital expenditures for rental equipment	$4,514	$941	$431	$5,886
Average tank and pump solutions rental fleet utilization based on original equipment cost	66.4%	60.5%	58.2%	61.7%

Pro Forma Quarterly Results for the nine months ended September 30, 2019:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$30,934	$32,961	$30,185	$94,080
Gross profit	$16,210	$16,643	$15,573	$48,426
Adjusted EBITDA	$12,203	$13,037	$11,885	$37,125
Capital expenditures for rental equipment	$10,254	$6,025	$2,197	$18,476
Average tank and pump solutions rental fleet utilization based on original equipment cost	74.1%	73.5%	68.3%	72.0%

Comparison of Three Months Ended September 30, 2020 and 2019
Tank & Pump
Revenue: Total revenue decreased $6.9 million, or 22.8%, to $23.3 million for the three months ended September 30, 2020 from $30.2 million for the three months ended September 30, 2019. Lower mid- and down-stream oil and gas activity, petrochemical refining activity and specifically the lower demand for jet fuel resulting from COVID-19 all reduced demand for our products as utilization based on original equipment cost reduced from 68.3% for the three months ended September 30, 2019 to 58.2% for three months ended September 30, 2020 and average rental rates also declined compared to the prior-year quarter. Sales revenues decreased $0.4 million compared to the prior-year quarter.
Gross Profit: Gross profit decreased $4.2 million, or 26.9%, for the three months ended September 30, 2020 to $11.4 million from $15.6 million for the three months ended September 30, 2019. Gross profit for leasing activity decreased $3.8 million driven by the decreased revenue as discussed above offset by reduced costs of $1.0 million, including decreased repairs and maintenance. Gross profit for delivery and installation activity decreased $0.8 million reflecting the lower revenues offset by a $0.8 million decrease in expense, including less expense for outside hauling and a reduction in salaries for delivery drivers. Depreciation of rental equipment decreased $0.5 million.

Adjusted EBITDA: Adjusted EBITDA decreased $3.4 million, or 28.6%, to $8.5 million for the three months ended September 30, 2020 from $11.9 million for the three months ended September 30, 2019 and the margin contracted to 36.5% from 39.4%. The decrease in adjusted EBITDA was driven by the lower gross profit discussed above, offset by a $1.3 million reduction in SG&A expense including personnel costs, provision for bad debt and travel.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments were reduced significantly during the quarter due to the unfavorable environment for this segment. Current quarter expenditures of $0.4 million were $1.8 million lower than the prior-year quarter.

Comparison of Nine Months Ended September 30, 2020 and 2019
Tank & Pump
Revenue: Total revenue decreased $20.2 million, or 21.5%, to $73.9 million for the nine months ended September 30, 2020 from $94.1 million for the nine months ended September 30, 2019. Industrial softening which began in the second half of 2019 was exacerbated in 2020 by an oversupply of oil leading to lower oil prices. Further, the effects of COVID-19 have resulted in decreased demand for oil. The business environment during the first nine months of 2020 resulted in reduced demand for our products as utilization based on original equipment cost reduced from 72.0% for the nine months ended September 30, 2019 to 61.7% for nine months ended September 30, 2020 and experienced a decrease in average rental rates compared to the prior-year period. Year-over-year leasing revenue decreased $13.9 million, or 22.1%, while delivery and installation revenue decreased $5.6 million, or 20.7%. Sales revenues decreased $0.7 million compared to the prior-year period.
Gross Profit: Gross profit decreased $12.0 million, or 24.8%, for the nine months ended September 30, 2020 to $36.4 million from $48.4 million for the nine months ended September 30, 2019. Gross profit for leasing activity decreased $11.4 million driven by the decreased revenue as discussed above offset by reduced costs of $2.5 million, including decreased repairs and maintenance of $1.5 million and lower re-rent expense due to the lower activity. Gross profit for delivery and installation activity decreased $1.7 million reflecting the lower revenues offset by a $3.9 million decrease in expense, including $1.7 million less expense for outside hauling and a reduction in salaries for delivery drivers. Depreciation of rental equipment decreased $1.3 million.
Adjusted EBITDA: Adjusted EBITDA decreased $10.5 million, or 28.3%, to $26.6 million for the nine months ended September 30, 2020 from $37.1 million for the nine months ended September 30, 2019 and the margin contracted to 36.0% from 39.4%. The decrease in adjusted EBITDA was driven by the lower gross profit discussed above, offset by a $2.8 million reduction SG&A expense including $1.6 million in decreased personnel costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments were reduced significantly during 2020 due to the unfavorable environment for this segment. Current period expenditures of $5.9 million were $12.6 million lower than the prior-year period.

Liquidity and Capital Resources
Overview
WillScot Mobile Mini is a holding company that derives all of its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, borrowings under the 2020 ABL Facility, and sales of equity and debt securities. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next twelve months.
We have been consistently engaged in both the debt and equity capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. Subsequent to the Merger, we believe we have ample liquidity in the 2020 ABL Facility to support both organic operations and other capital allocation priorities as they arise.
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
On July 1, 2020, in connection with the completion of the Merger, Holdings, WSII, and certain of its subsidiaries, entered into a new asset-based credit agreement, that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2 billion (the “US Facility”), available to WSII and certain of its subsidiaries (collectively, the “US Borrowers”), and (ii) a $400 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility") together with the US Facility (collectively, the “2020 ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros by the US Borrowers, and certain of WSII’s wholly-owned subsidiaries organized in Canada and in the United Kingdom. Borrowing availability under the 2020 ABL Facility is equal to the lesser of $2.4 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool. At September 30, 2020, we had $1.04 billion of available borrowing capacity under the 2020 ABL Facility.

COVID-19 Impact on Liquidity
Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company’s future results, we believe our predictable lease revenue streams underpinned by long lease durations combined with recent steps we have taken to reduce costs and capital spending will result in a near-term increase in internally generated free cash flow. Further, the approximately $1.04 billion of availability under our 2020 ABL Facility subsequent to the Merger and related financing transactions, provides additional liquidity in excess of our free cash flow generation. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, actively managing our cost structure, reducing or delaying capital spending, and developing new opportunities for growth. We believe that the actions we have taken in recent years to increase our scale and competitive position and strengthen our balance sheet have positioned us well to manage through this crisis as it continues to unfold.

Cash Flow Comparison of the Nine Months Ended September 30, 2020 and 2019
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash from operating activities	$175,095	$99,076
Net cash from investing activities	(83,073)	(122,774)
Net cash from financing activities	(75,612)	18,627
Effect of exchange rate changes on cash and cash equivalents	542	64
Net change in cash and cash equivalents	$16,952	$(5,007)

Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2020 was $175.1 million as compared to $99.1 million for the nine months ended September 30, 2019, an increase of $76.0 million. The increase was due to an increase of $57.2 million of net income, adjusted for non-cash items, in addition to an increase of $18.8 million in the net movements of the operating assets and liabilities. The increase related to the net movements of operating assets and liabilities was attributable to a decrease in cash used from accounts receivable in the nine months ended September 30, 2020 compared to the same period in 2019, partially offset by an increase cash provided by accounts payable and other accrued liabilities in the nine months ended September 30, 2020 compared to the same period in 2019.

Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2020 was $83.1 million as compared to $122.8 million for the nine months ended September 30, 2019, a decrease of $39.7 million. The decrease in cash used in investing activities was driven by a $38.6 million decrease in cash used for purchase of rental equipment and refurbishments and a $5.1 million increase in proceeds from sale of property, plant and equipment, offset by an $6.2 million decrease in proceeds from the sale of rental equipment. Cash used for purchase of rental equipment and refurbishments decreased in the nine months ended September 30, 2020 compared to 2019 as fleet was less constrained due to reduced utilization and reduced demand for new project deliveries as a result of the COVID-19 pandemic and the current period impact of prior year spend. Proceeds from sale of rental equipment decreased compared to the prior year due to lower sales demand. Additionally,

$17.2 million of cash was acquired as part of the Merger.

Cash Flows from Financing Activities
Cash used in financing activities for the nine months ended September 30, 2020 was $75.6 million as compared to $18.6 million of cash provided by financing activities for the nine months ended September 30, 2019, an increase of $94.2 million. The increase is primarily due to an increase of $2,253.8 million in repayment of borrowings, a decrease in receipts from borrowings of $2,246.6 million, partially offset by an increase of $7.5 million in receipts from issuance of Common Stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net cash provided by operating activities	$61,368	$39,022	$175,095	$99,076
Purchase of rental equipment and refurbishments	(42,591)	(47,789)	(122,273)	(160,877)
Proceeds from sale of rental equipment	13,179	8,421	25,281	31,504
Purchase of property, plant and equipment	(5,893)	(2,701)	(9,079)	(6,600)
Proceeds from the sale of property, plant and equipment	1,982	4,308	5,825	13,199
Free Cash Flow	$28,045	$1,261	$74,849	$(23,698)
Free Cash Flow for the nine months ended September 30, 2020 was an inflow of $74.8 million as compared to an outflow of $23.7 million for the nine months ended September 30, 2019, an increase in Free Cash Flow of $98.5 million. Free Cash Flow increased year over year principally as a result of reinvesting the $76.0 million increase in cash provided by operating activities and $38.6 million decrease in cash used in the purchase of rental equipment and refurbishments. The $61.4 million in cash provided by operating activities for the three months ended September 30, 2020 was reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments, partially offset by the proceeds from the sale of rental equipment and property, plant and equipment.
We incurred significant transaction expenses that were paid in three months ended September 30, 2020 as a result of the Merger. Excluding these transaction costs, net cash provided by operating activities for three months ended September 30, 2020 would have been $124.6 million and Free Cash Flow would have been $91.3 million.

Contractual Obligations

The following table presents information relating to our contractual obligations and commercial commitments as of September 30, 2020:

(in thousands)	Total	Less than 1 year	Between 1 to 3 years	Between 3 to 5 years	More than 5 years
Long-term indebtedness, including current portion and interest (a)(b)	$3,061,836	$90,565	$181,131	$2,154,937	$635,203
Operating lease liabilities	284,364	56,759	93,526	61,604	72,475
Total	$3,346,200	$147,324	$274,657	$2,216,541	$707,678

(a)	Long-term indebtedness includes borrowings and interest under the 2020 ABL Facility, the Senior Secured Notes, and finance leases.
(b)	Includes the obligations under our interest rate swap agreement that effectively convert $400 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The future obligations under the interest rate swaps was calculated using the 1-month LIBOR rate as of September 30, 2020.
At September 30, 2020, in addition to the above contractual obligations, the Company had $14.1 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Pro Forma Information

The following pro forma financial information has been prepared for WillScot Mobile Mini, in accordance with SEC Regulation S-X Article 11, for the three and nine months ended September 30, 2020 and 2019. These pro forma statements of operations present the historical consolidated statements of operations of WillScot Mobile Mini, giving effect to the following items as if they had occurred on January 1, 2019:

(i) the Merger with Mobile Mini;
(ii) borrowings under the Company’s 2025 Secured Notes and the 2020 ABL Facility;
(iii) extinguishment of the Mobile Mini line of credit and senior notes assumed in the Merger and subsequently repaid;
(iv) repayment of the 2017 ABL Facility and the 2022 Senior Notes repaid contemporaneously with the Merger;
(v) the transaction costs incurred in connection with the Merger, and
(vi) elimination of non-controlling interest in connection with the Sapphire Exchange as contemplated by the Merger.

The adjustments presented on the pro forma financial statements have been identified and presented to provide relevant information necessary for an accurate understanding of the combined company following the transactions and events described above. The pro forma financial information set forth below is based upon available information and assumptions that we believe are reasonable and is for illustrative purposes only. The financial results may have been different if the transactions described above had actually been completed sooner. You should not rely on the pro forma financial information as being indicative of the historical results that would have been achieved if these transactions and events had been completed as of January 1, 2019. The pro forma combined financial information below should be read in conjunction with the condensed consolidated financial statements and related notes of the Company included elsewhere in this Form 10-Q. All pro forma adjustments and their underlying assumptions are described more fully in the notes below.

Accounting Policies
During the preparation of these pro forma condensed combined financial statements, we assessed whether there were any material differences between the Company’s accounting policies and Mobile Mini’s accounting policies. The assessment performed did not identify any material differences and, as such, these pro forma condensed combined financial statements do not adjust for or assume any differences in accounting policies between WillScot and Mobile Mini.

Pro forma Presentation
The following pro forma condensed combined financial information and associated notes are based on the historical financial statements of WillScot and Mobile Mini as described below. In preparing the pro forma condensed combined statements of operations for the three and nine months ended September 30, 2020 and 2019, certain historical financial information for Mobile Mini was reclassified to align to the reporting classifications of WillScot.

The pro forma condensed combined statements of operations for the three and nine months ended September 30, 2019, are based on, derived from, and should be read in conjunction with, WillScot’s historical financial statements as set forth in WillScot Mini Holdings' Form 10-Q for the three and nine months ended September 30, 2019 (the “WillScot 10-Q”). The aforementioned pro forma financial statements are also based on, derived from, and should be read in conjunction with Mobile Mini Inc.'s historical financial statements as set forth in the Form 10-Q for the three and nine months ended September 30, 2019. The pro forma condensed combined statement of operations for the three and nine months ended September 30, 2020 are based on, derived from, and should be read in conjunction with, WillScot’s historical financial statements as set forth in WillScot Mobile Mini Holdings' Form 10-Q for the three and nine months ended September 30, 2020. The aforementioned pro forma financial statements are also based on, derived from, and should be read in conjunction with Mobile Mini’s historical financial statements as set forth in the Form 8-K filed by WillScot Mobile Mini on August 10, 2020 for the three and six months ended June 30, 2020,

	Three Months Ended September 30, 2020
(in thousands)	WillScot Mobile Mini Holdings Corporation	Pro Forma Adjustments	Pro Forma Combined
Revenues:
Leasing and services revenue:
Leasing	$300,082	$—	$300,082
Delivery and installation	84,694	—	84,694
Sales revenue:
New units	19,360	—	19,360
Rental units	13,179	—	13,179
Total revenues	417,315	—	417,315
Costs:
Costs of leasing and services:
Leasing	64,788	—	64,788
Delivery and installation	66,354	—	66,354
Costs of sales:
New units	12,935	—	12,935
Rental units	8,837	—	8,837
Depreciation of rental equipment (b)	54,837	—	54,837
Gross profit	209,564	—	209,564
Expenses:
Selling, general and administrative	112,079	—	112,079
Merger transaction costs (a)	52,191	(52,191)	—
Other depreciation and amortization (c)	16,867	—	16,867
Lease impairment expense and other related charges	944	—	944
Restructuring costs	3,854	—	3,854
Currency losses (gains), net	(371)	—	(371)
Other income, net	(1,012)	—	(1,012)
Operating income	25,012	52,191	77,203
Interest expense (d)	33,034	—	33,034
Loss on extinguishment of debt (e)	42,401	(42,401)	—
Income (loss) from operations before income tax	(50,423)	94,592	44,169
Income tax (benefit) expense (f)	(66,675)	72,971	6,296
Net income	$16,252	$21,621	$37,873

	Three Months Ended September 30, 2019
(in thousands)	Historical WillScot	Historical Mobile Mini (as reclassified)	Pro Forma Adjustments	Pro Forma Combined
Revenues:
Leasing and services revenue:
Leasing	$188,403	$111,071	$—	$299,474
Delivery and installation	61,008	36,368	—	97,376
Sales revenue:
New units	11,338	4,157	—	15,495
Rental units	7,473	3,729	—	11,202
Total revenues	268,222	155,325	—	423,547
Costs:
Costs of leasing and services:
Leasing	58,168	16,012	—	74,180
Delivery and installation	54,364	24,739	—	79,103
Costs of sales:
New units	7,421	2,678	—	10,099
Rental units	5,092	2,733	—	7,825
Depreciation of rental equipment (b)	43,869	8,015	1,167	53,051
Gross profit	99,308	101,148	(1,167)	199,289
Expenses:
Selling, general and administrative	64,992	51,884	—	116,876
Other depreciation and amortization (c)	3,489	9,476	3,491	16,456
Lease impairment expense and other related charges	1,214	—	—	1,214
Restructuring costs	649	—	—	649
Currency losses (gains), net	234	14	—	248
Other income, net	(1,052)	(56)	—	(1,108)
Operating income	29,782	39,830	(4,658)	64,954
Interest expense (d)	30,005	10,381	(9,892)	30,494
Loss on extinguishment of debt (e)	—	—	—	—
Income (loss) from operations before income tax	(223)	29,449	5,234	34,460
Income tax (benefit) expense (f)	(1,220)	6,874	1,335	6,989
Net income	997	22,575	3,899	27,471
Net income (loss) attributable to non-controlling interest, net of tax	295	—	(295)	—
Net income attributable to WillScot Mobile Mini (g)	$702	$22,575	$4,194	$27,471

	Nine Months Ended September 30, 2020
(in thousands)	Historical WillScot	Historical Mobile Mini (as reclassified)	Pro Forma Adjustments	Pro Forma Combined
Revenues:
Leasing and services revenue:
Leasing	$678,577	$208,374	$—	$886,951
Delivery and installation	187,404	59,999	—	247,403
Sales revenue:
New units	38,736	8,402	—	47,138
Rental units	25,281	7,465	—	32,746
Total revenues	929,998	284,240	—	1,214,238
Costs:
Costs of leasing and services:
Leasing	162,344	28,584	—	190,928
Delivery and installation	153,742	42,476	—	196,218
Costs of sales:
New units	25,469	5,457	—	30,926
Rental units	16,446	4,625	—	21,071
Depreciation of rental equipment (b)	146,279	15,360	2,334	163,973
Gross profit	425,718	187,738	(2,334)	611,122
Expenses:
Selling, general and administrative	241,269	96,170	—	337,439
Merger transaction costs (a)	63,241	16,799	(80,040)	—
Other depreciation and amortization (c)	22,824	19,695	7,164	49,683
Impairment losses on long-lived assets	—	—	—	—
Lease impairment expense and other related charges	3,999	—	—	3,999
Restructuring costs	4,543	—	—	4,543
Currency losses (gains), net	147	39	—	186
Other income, net	(1,757)	186	—	(1,571)
Operating income	91,452	54,849	70,542	216,843
Interest expense (d)	89,810	16,974	(9,808)	96,976
Loss on extinguishment of debt (e)	42,401	—	(42,401)	—
Income (loss) from operations before income tax	(40,759)	37,875	122,751	119,867
Income tax (benefit) expense (f)	(66,170)	12,330	80,335	26,495
Net income	25,411	25,545	42,416	93,372
Net income attributable to non-controlling interest, net of tax	1,213	—	(1,213)	—
Net income attributable to WillScot Mobile Mini (g)	$24,198	$25,545	$43,629	$93,372

	Nine Months Ended September 30, 2019
(in thousands)	Historical WillScot	Historical MM (as reclassified)	Pro Forma Adjustments	Pro Forma Combined
Revenues:
Leasing and services revenue:
Leasing	$551,513	$328,778	$—	$880,291
Delivery and installation	166,974	106,687	—	273,661
Sales revenue:
New units	37,686	12,479	—	50,165
Rental units	29,447	10,765	—	40,212
Total revenues	785,620	458,709	—	1,244,329
Costs:
Costs of leasing and services:
Leasing	160,476	50,126	—	210,602
Delivery and installation	146,175	74,903	—	221,078
Costs of sales:
New units	26,298	8,329	—	34,627
Rental units	19,608	7,733	—	27,341
Depreciation of rental equipment (b)	128,940	23,908	3,500	156,348
Gross profit	304,123	293,710	(3,500)	594,333
Expenses:
Selling, general and administrative	208,696	158,279	—	366,975
Other depreciation and amortization (c)	9,222	29,052	10,514	48,788
Impairment losses on long-lived assets	2,638	—	—	2,638
Lease impairment expense and other related charges	5,819	—	—	5,819
Restructuring costs	3,937	—	—	3,937
Currency losses (gains), net	(436)	179	—	(257)
Other income, net	(3,293)	46	—	(3,247)
Operating income	77,540	106,154	(14,014)	169,680
Interest expense (d)	92,788	31,734	(29,296)	95,226
Loss on extinguishment of debt (e)	7,244	123	—	7,367
Income (loss) from operations before income tax	(22,492)	74,297	15,282	67,087
Income tax (benefit) expense (f)	(2,022)	19,578	3,897	21,453
Net income (loss)	(20,470)	54,719	11,385	45,634
Net loss attributable to non-controlling interest, net of tax	(1,295)	—	1,295	—
Net income (loss) attributable to WillScot Mobile Mini (g)	$(19,175)	$54,719	$10,090	$45,634

Notes to Pro Forma Statements

(a)
Represents the elimination of non-recurring transaction costs expensed by WillScot Mobile Mini as part of the Merger of $52.2 million for the three months ended September 30, 2020 and $80.0 million for the nine months ended September 30, 2020.

(b)
Represents the adjustment for depreciation of rental fleet relating to the estimated increase in fair value purchase accounting adjustments as a result of the Merger, $2.3 million for the nine months ended September 30, 2020, $1.2 million for the three months ended September 30, 2019 and $3.5 million for the nine months ended September 30, 2019.

(c)
Represents the differential in other depreciation and amortization expense related to the provisional fair value purchase accounting adjustments as a result of the Merger part $3.5 million for the nine months ended September 30, 2020, $7.2 million for the three months ended September 30, 2019 and $10.5 million for the nine months ended September 30, 2019.

(d)
Reflects the incremental interest expense related to our debt structure after the Merger as though the following had occurred on January 1, 2019 (i) borrowings under the 2020 ABL Facility, (ii) borrowings under the 2025 Secured Notes, (iii) repayment of the 2017 ABL Facility, (iv) repayment of the 2022 Secured Notes and repayment of the Mobile Mini debt assumed at the Merger.

(e)	Represents the elimination of the one-time loss on extinguishment of debt in connection with the repayment of the 2022 Secured Notes and the 2017 ABL Facility.
(f)
Reflects the adjustment to recognize the income tax impacts of the unaudited pro forma adjustments for which a tax expense is recognized using a U.S. federal and state statutory tax rate of 25.5%. This rate may vary from the effective tax rates of the historical and combined businesses. In addition, the three months ended and nine months ended September 30, 2020 include an adjustment of $54.1 million and $56.8 million, respectively to eliminate the reversal of valuation allowance as a result of reassessment of the realizability of deferred tax assets as a result of the Merger.

(g)	Reflects the pro forma adjustment for the extinguishment of non-controlling interest as a result of the Sapphire Exchange on June 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
ABL Facility interest	$—	$(4,498)	$(2,561)	$(12,509)
2022 Secured Notes interest	—	(5,906)	(10,631)	(17,719)
2025 Secured Notes interest	—	9,953	18,247	29,859
Mobile Mini debt interest	—	(9,941)	(15,921)	(30,460)
Deferred financing fee amortization	—	500	1,058	1,533
Net pro forma adjustment	$—	$(9,892)	$(9,808)	$(29,296)

Reconciliation of Pro Forma Adjusted EBITDA

The following unaudited table provides a reconciliation of Net income (loss) to pro forma unaudited adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net Income	$37,873	$27,471	$93,372	$45,634
Loss on extinguishment of debt	—	—	—	7,367
Income tax (benefit) expense	6,296	6,989	26,495	21,453
Interest expense	33,034	30,494	96,976	95,226
Depreciation and amortization	71,704	69,507	213,656	205,136
Currency (gains) losses, net	(371)	248	186	(257)
Goodwill and other impairments	—	—	—	2,638
Restructuring costs, lease impairment expense, other related charges	4,798	1,863	8,542	9,756
Integration costs	7,083	5,483	10,921	23,863
Stock compensation expense	2,944	4,308	12,359	17,836
Other	198	2,734	4,274	4,490
Adjusted EBITDA	$163,559	$149,097	$466,781	$433,142

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
There were no significant changes to our critical accounting policies during the nine months ended September 30, 2020.

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
Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Although WillScot Mobile Mini believes that these forward-looking statements are based on reasonable assumptions, it can give no assurance that any such forward-looking statement will materialize.
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
•changes in the supply and price of new and used products we lease;
•rising costs adversely affecting our profitability (including cost increases resulting from tariffs);
•effective management of our rental equipment;
•our ability to successfully integrate new operations including Mobile Mini, and achieve desired synergies;
•the effect of changes in state building codes on our ability to remarket our buildings;
•our ability to effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment;
•foreign currency exchange rate exposure;
•our reliance on third party manufacturers and suppliers;
•our ability to realize anticipated synergies from the Merger with Mobile Mini;
•risks associated with cybersecurity and IT systems disruptions;
•risks associated with labor relations, labor costs and labor disruptions;
•failure to retain key personnel;
•unanticipated threats including market entry by a new competitor;
•employee health and safety risks as a result of the pandemic;
•our ability to manage the business in the event a disaster shuts down our management information systems;
•any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas; and
•such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our Annual Report on Form 10-K for the year ending December 31, 2019), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.
Any forward-looking statement speaks only at the date which it is made, and WillScot Mobile Mini undertakes no obligation, and disclaims any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks from changes in foreign currency exchange rates and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $1.35 billion in outstanding principal under the ABL Facility at September 30, 2020.
In order to manage this risk, on November 6, 2018, WSII entered into an interest rate swap agreement that effectively converts $400 million in aggregate notional amount of variable-rate debt under our ABL Facility into fixed-rate debt. The swap agreement provides for WillScot Mobile Mini to pay a fixed rate of 3.06% per annum on the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetically fixed rate of 4.94% on the $400 million notional amount, when including the current applicable margin.
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $1.4 million based on current outstanding borrowings.

Foreign Currency Risk
We currently generate the majority of our consolidated net revenues in the US, and the reporting currency for our consolidated financial statements is the US dollar. However, we are exposed to currency risk principally through our operations in Canada and the United Kingdom. For the operations outside the US we bill customers primarily in their local currency, which is subject to foreign currency rate changes. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
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
On January 31, 2020, the U.K. ceased to be a member of the European Union (the “E.U.”) (commonly known as “Brexit”), on terms set out in a withdrawal agreement concluded and ratified by the E.U. and U.K. (“Withdrawal Agreement”). The Withdrawal Agreement provides for a transition period until December 31, 2020 (“Transition Period”), during which time the U.K. will continue to be treated as a member of the E.U., in effect, for legal and regulatory purposes. The U.K. and E.U. continue to negotiate the terms of a future trading relationship to come into effect at the end of the Transition Period. The terms of any future trade deal between the U.K. and the E.U. remain highly uncertain, which has impacted their respective economies, and the chances of the U.K. and E.U. failing to reach agreement before the end of the Transition Period cannot be ruled out, in which case, World Trade Organization rules would apply by default to E.U.-U.K. trade, including the most favored nation tariffs set by each of the U.K. and E.U. In tandem with its negotiations with the E.U., the U.K. is commencing future trade deal negotiations with other key countries, including the U.S. As the future trade deal terms and their impact become clear, we may adjust our U.K. strategy and operations accordingly. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations both between the U.K. and E.U. and between the U.K. and U.S. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Controls
As discussed in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q, the Company completed the Merger with Mobile Mini on July 1, 2020. As permitted by interpretive guidance for newly acquired businesses issued by the SEC Staff, management has excluded the internal control over financial reporting of Mobile Mini from the evaluation of the Company's effectiveness of its disclosure controls and procedures as of September 30, 2020. Since the date of acquisition, Mobile Mini's financial results are included in the Company's condensed consolidated financial statements. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls. The Company has begun to integrate policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting.
Other than the items discussed above, there were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2020 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
As of September 30, 2020, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 1A.    Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, which have not materially changed, except as noted below.
Our largest stockholder may have the ability to influence our business and matters requiring approval by our stockholders.
Sapphire Holding S.à r.l. (“Sapphire Holdings”), which is controlled by TDR Capital LLP (“TDR Capital”), beneficially owns approximately 26% of the issued and outstanding shares of our Common Stock and warrants giving it the right to buy 2,425,000 additional shares of our Common Stock. Pursuant to a stockholders agreement entered into on July 1, 2020, by and among us and TDR Capital and certain of its affiliates, including Sapphire Holdings, TDR Capital has the right to nominate two directors to our board of directors, for so long as TDR Capital beneficially owns at least 15% of our Common Stock and one director for so long as TDR Capital beneficially owns at least 5% of our Common Stock. Two directors nominated by Sapphire Holdings currently serve on our board of directors. Sapphire Holding may have the ability to influence matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed Merger, consolidation or sale of all or substantially all of our assets and certain other corporate transactions. Sapphire Holding may have interests that are different from those of other stockholders.
In August 2018, Sapphire Holdings pledged all of the shares of WillScot’s Class A Common Stock that it owned as security for a margin loan under which Sapphire Holdings borrowed $125.0 million (the "Margin Loan"). The Margin Loan was scheduled to mature on August 23, 2020. On August 21, 2020, Sapphire Holdings entered into an amended and restated margin loan agreement which among other things, extends the maturity date of the Margin Loan to August 29, 2022. As of August 21, 2020, 59,675,708 shares of Common Stock are pledged to secure repayment of amounts outstanding under the Margin Loan. An event of default under the Margin Loan could result in the foreclosure on the pledged securities and another stockholder beneficially owning a significant amount of our Common Stock. There can be no assurance that Sapphire Holdings will be able to extend, repay or refinance the loan on terms acceptable to it or at all.

ITEM 2.    Unregistered Sales of Equity Securities
None.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.
ITEM 6.    Exhibits

Exhibit No.		Exhibit Description
2.1	*	Agreement and Plan of Merger, dated as of March 1, 2020, by and among WillScot Corporation, Picasso Merger Sub, Inc. and Mobile Mini, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed March 5, 2020).
2.2		Amendment to Agreement and Plan of Merger, dated as of May 28, 2020, by and among WillScot Corporation, Picasso Merger Sub, Inc. and Mobile Mini, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed June 2, 2020).

3.1(a)		Certificate of Amendment to Certificate of Incorporation of WillScot Corporation (incorporated by reference to Exhibit 3.1(a) of the Company’s Current Report on Form 8-K, filed July 1, 2020).
3.1(b)		Amended and Restated Certificate of Incorporation of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.1(b) of the Company's Current Report on Form 8-K, filed July 1, 2020).
3.2		Amended and Restated Bylaws of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed July 1, 2020).
4.1		Indenture, dated as of June 15, 2020, by and between Picasso Finance Sub, Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed June 16, 2020).
4.2		Supplemental Indenture, dated July 1, 2020, to the Indenture dated June 15, 2020, by and among Williams Scotsman International, Inc. (“WSII”) (as successor to Picasso Finance Sub, Inc.), the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed July 1, 2020).
4.3		Supplemental Indenture, dated July 1, 2020, to the Indenture dated August 6, 2018, as supplemented by the First Supplemental Indenture dated August 15, 2018, by and among WSII (as successor to Mason Finance Sub, Inc.), the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.1		Sixth Amended and Restated Commitment Letter, dated as of May 26, 2020, by and among WillScot Corporation, Bank of America, N.A., BofA Securities, Inc., Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., ING Capital LLC, BBVA USA, Bank of the West, PNC Bank, National Association, PNC Capital Markets LLC, MUFG Union Bank, N.A., Bank of Montreal, BMO Capital Markets Corp. and M&T Bank
10.2		Shareholders Agreement, dated July 1, 2020, by and among WillScot Mobile Mini Holdings Corp., Sapphire Holdings, S.á r.l., TDR Capital Holdings L.P. and TDR Capital LLP (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.3		ABL Credit Agreement, dated July 1, 2020, by and among Williams Scotsman Holdings Corp., WSII, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.4		WillScot Mobile Mini Holdings Corp. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.5		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.6		Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed July 1, 2020).
10.7		Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, filed July 1, 2020).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith
**Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Mobile Mini Holdings Corp.

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	November 6, 2020		Timothy D. Boswell
Chief Financial Officer (Principal Financial Officer)