Form 10-K/A
period 2020-12-31
WillScot Mobile Mini Holdings Corp.
filed 2021-05-10
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Shares of Common Stock, par value $0.0001 per share, outstanding: 226,826,328 shares at May 5, 2021.

Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement was filed with the Securities and Exchange Commission on April 23, 2021.

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends and restates certain items noted below in the Annual Report on Form 10-K of Willscot Mobile Mini Holdings Corp. (the “Company”) for the fiscal year ended December 31, 2020 originally filed with the Securities and Exchange Commission (the "SEC") on February 26, 2021 (the “Original Filing”).
Restatement Background
We are filing this Amendment No. 1 to restate our financial statements to conform with the SEC staff’s April 12, 2021 Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addressed certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company that preclude our warrants from being classified as components of equity for certain reporting periods. Consistent with common market practice, the Company’s financial statements, which had been audited by the Company’s independent registered public accounting firm, previously accounted for these warrants as components of equity. These warrants will now be classified as liabilities.
On April 27, 2021, management of the Company, after consultation with the Audit Committee of the Board of Directors of the Company and Ernst & Young LLP, the Company’s independent registered public accounting firm, concluded that the Company’s consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 and for each of the interim quarterly periods therein (the “Non-Reliance Period”) which were included in the Company's Original Filing should no longer be relied upon and that the Company's Annual Report on Form 10-K for the year ended December 31, 2020 should be amended to restate the consolidated financial statements contained therein to conform our accounting for certain previously issued warrants with the SEC Staff Statement.
In the SEC Staff Statement, the SEC staff clarified its interpretation of certain generally accepted accounting principles related to certain contractual terms that are commonly included in warrants issued in connection with the initial public offerings of SPACs. This interpretation requires us to conform our accounting to the SEC Staff Statement and classify our warrants as liabilities rather than as being components of equity. As a result of the SEC Staff Statement, the Company has restated its consolidated financial statements herein for the Non-Reliance Period to reflect the warrants as liabilities with the associated gains or losses recognized as a result of the changes in fair values and extinguishment. These non-cash adjustments to the financial statements do not impact the Company’s operational performance indicators, GAAP metrics above Operating Income, non-GAAP metrics, or the Company’s free cash flow.
Internal Control Considerations
In connection with the restatement, management of the Company has reassessed the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management of the Company has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for the Warrants. Management has concluded that controls were ineffective due to required changes in our financial statements for certain previously issued warrants to conform with the SEC Staff Statement. Accordingly, the Company’s control to evaluate the accounting for warrants did not operate effectively to apply the provision of ASC 815-40, as further interpreted by the SEC on April 12, 2021. As of April 30, 2021, the Company has implemented its remediation plan. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and remediation plans, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.
Items Amended
For the reasons discussed above, the Company is filing this Amendment No. 1 in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data and certain other information included elsewhere in this Amendment No. 1.
•Part I, Item 1A - Risk Factors
•Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
•Part II, Item 6 - Selected Financial Data
•Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8 - Financial Statements and Supplementary Data
•Part II, Item 9A - Controls and Procedures
•Part IV, Item 15 - Exhibits and Financial Statement Schedules
•Signatures
However, for the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended to reflect the restatement.
This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing.

The Company has not filed, and does not intend to file, amendments to its Quarterly Reports on Form 10-Q for any of the quarters for the years ended December 31, 2020 and 2019. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

WillScot Mobile Mini Holdings Corp.
Annual Report on Form 10-K/A

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
Certain of our warrants are accounted for as liabilities and the changes in the fair values of the warrants could have a material effect on our financial results.
The Company accounts for (i) the 2015 Private Warrants as liabilities for all periods presented, (ii) the 2015 Public Warrants as liabilities through the first quarter of 2020 and (iii) the 2018 Warrants as liabilities until June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled. Prior to the SEC Staff Statement on April 12, 2021, the Company had previously accounted for its Warrants as components of equity, consistent with common market practice. Under liability accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company's operating results for the current period. Fluctuations in the fair value of our Warrants are primarily driven by changes in our stock price. As a result of this recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly mark-to-market of our Warrants and that such gains or losses could be material and may not be reflective of the performance of our underlying business operations.
A material weakness in our internal control over financial reporting related to our accounting for warrants was determined to exist. If we are unable to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.
Following the issuance of the SEC Staff Statement on April 12, 2021, management of the Company concluded that the Company’s previously issued consolidated financial statements should be restated to conform our accounting for warrants with the SEC Staff Statement. In connection with the restatement, a material weakness in internal control over financial reporting related to the accounting for the warrants was determined to exist.
The Company’s management has completed the restatement for warrant accounting and has developed and implemented a remediation plan to address the material weakness. However, we cannot assure you that the testing of the operational effectiveness of the new control will be complete within a specific timeframe. There can be no assurances that the accounting for warrants and other financial instruments will not change in the future and require restatement of previously accepted accounting positions.
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
2015 Warrants
The Company issued warrants to purchase Common Stock as components of units sold in its initial public offering (the “2015 Public Warrants”). The Company also issued warrants to purchase its Common Stock in a private placement concurrently with its initial public offering (the “2015 Private Warrants,” and together with the 2015 Public Warrants, the "2015 Warrants"). The 2015 Private Warrants are identical to the 2015 Public Warrants, except that, if held by original investors (or their permitted assignees), the 2015 Private Warrants may be exercised on a cashless basis and are not subject to redemption. Each 2015 Warrant entitles its holder to purchase one half of one share of our Common Stock in accordance with its terms. The 2015 Warrants became exercisable on December 29, 2017 and expire on November 29, 2022.
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
Securities Authorized for Issuance under Equity Compensation Plans
On July 2, 2020, we filed a registration statement on Form S-8 registering 6,488,988 shares of Common Stock, relating to awards to be undertaken in the future, with such vesting conditions, as applicable, to be determined in accordance with the WillScot Mobile Mini 2020 Incentive Award Plan (the "2020 Incentive Plan"). The following types of awards can be issued under the 2020 Incentive Plan: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance compensation awards and stock bonus awards. See Note 18 in Part II, Item 8 herein for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
As of December 31, 2020:
Equity compensation plans approved by security holders	2,043,695	$13.83	4,422,773
Equity compensation plans not approved by security holders	—	$—	—
Total	2,043,695	$13.83	4,422,773
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

ITEM 6.    Selected Financial Data
As discussed in Note 1 to the consolidated financial statements, the financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ending December 31, 2020 have been restated to conform with the SEC Staff Statement related to accounting for warrants.
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

Consolidated Results	As of and for the Year Ended December 31,
(in thousands)	2020 (as restated)	2019 (as restated)	2018 (as restated)
Revenues:
Leasing and services revenue:
Leasing	$1,001,447	$744,185	$518,235
Delivery and installation	274,156	220,057	154,557
Sales revenue:
New units	53,093	59,085	53,603
Rental units	38,949	40,338	25,017
Total revenues	1,367,645	1,063,665	751,412
Costs:
Costs of leasing and services:
Leasing	227,376	213,151	143,120
Delivery and installation	220,102	194,107	143,950
Costs of sales:
New units	34,841	42,160	36,863
Rental units	24,772	26,255	16,659
Depreciation of rental equipment	200,581	174,679	121,436
Gross profit	659,973	413,313	289,384

Expenses:
Selling, general and administrative	360,626	271,004	234,820
Transaction costs	64,053	—	20,051
Other depreciation and amortization	43,249	12,395	13,304
Impairment losses on long-lived assets	—	2,848	1,600

Lease impairment expense and other related charges	4,876	8,674	—
Restructuring costs	6,527	3,755	15,468
Currency (gains) losses, net	(355)	(688)	2,454
Other income, net	(1,718)	(2,200)	(4,574)
Operating income	182,715	117,525	6,261
Interest expense	119,886	122,504	98,433
Fair value (gain) loss on common stock warrant liabilities	(3,461)	109,622	(23,830)
Loss on extinguishment of debt	42,401	8,755	—
Income (loss) before tax	23,889	(123,356)	(68,342)
Income tax benefit	(51,451)	(2,191)	(38,600)
Net income (loss)	75,340	(121,165)	(29,742)
Net income (loss) attributable to non-controlling interest, net of tax	1,213	(421)	(4,532)
Net income (loss) attributable to WillScot Mobile Mini	$74,127	$(120,744)	$(25,210)

Earnings (loss) per share attributable to WillScot Mobile Mini – basic	$0.44	$(1.11)	$(0.29)
Earnings (loss) per share attributable to WillScot Mobile Mini – diluted	$0.25	$(1.11)	$(0.53)

Cash Flow Data:
Net cash from operating activities	$304,812	$172,566	$37,149
Net cash from investing activities	$(125,360)	$(152,582)	$(1,217,202)
Net cash from financing activities	$(158,958)	$(26,063)	$1,180,037

Other Financial Data:
Adjusted EBITDA - NA Modular(a)	$394,805	$356,548	$215,533
Adjusted EBITDA - NA Storage(a)	$99,837	$—	$—
Adjusted EBITDA - UK Storage(a)	$17,822	$—	$—
Adjusted EBITDA - Tank and Pump(a)	$17,843	$—	$—
Consolidated Adjusted EBITDA(a)	$530,307	$356,548	$215,533
Free Cash Flow(a)	$162,279	$19,984	$(96,907)
Adjusted Gross Profit(a)	$860,554	$587,992	$410,820
Net CAPEX(a)	$142,533	$152,582	$134,056

Balance Sheet Data (end of year):
Cash and cash equivalents	$24,937	$3,045	$8,958
Rental equipment, net	$2,933,722	$1,944,436	$1,929,290
Total assets	$5,572,205	$2,897,649	$2,752,485
Total debt, excluding current portion	$2,453,809	$1,632,589	$1,674,540
Total shareholders’ equity	$2,063,873	$490,609	$593,665
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
•Gains and losses resulting from changes in fair value and extinguishment of common stock warrant liabilities.
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

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following tables provide an unaudited reconciliation of Net income (loss) to Adjusted EBITDA:

2020	(as restated)
(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net income (loss)	$91,655	$(14,130)	$(6,051)	$3,866	$75,340
Income tax expense (benefit)	790	(285)	(66,675)	14,719	(51,451)
Income (loss) before income tax	92,445	(14,415)	(72,726)	18,585	23,889
Loss on extinguishment of debt	—	—	42,401	—	42,401
Interest expense	28,257	28,519	33,034	30,076	119,886
Fair value (gain) loss on common stock warrant liabilities	(95,329)	26,963	22,303	42,602	(3,461)
Depreciation and amortization	49,022	48,377	71,704	74,727	243,830
Currency losses (gains), net	898	(380)	(371)	(502)	(355)
Restructuring costs, lease impairment expense and other related charges	1,601	2,143	4,798	2,861	11,403
Transaction costs	9,431	1,619	52,191	812	64,053
Integration costs	1,685	2,153	7,083	7,417	18,338
Stock compensation expense	1,787	2,227	2,944	2,921	9,879
Other	(253)	314	198	185	444
Adjusted EBITDA	$89,544	$97,520	$163,559	$179,684	$530,307

2019	(as restated)
(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net loss	$(27,574)	$(56,835)	$(1,197)	$(35,559)	$(121,165)
Income tax expense (benefit)	378	(1,180)	(1,220)	(169)	(2,191)
Loss before income tax	(27,196)	(58,015)	(2,417)	(35,728)	(123,356)
Loss on extinguishment of debt	—	7,244	—	1,511	8,755
Interest expense	31,115	31,668	30,005	29,716	122,504
Fair value loss on common stock warrant liabilities	17,545	45,397	2,194	44,486	109,622
Depreciation and amortization	43,887	46,917	47,358	48,912	187,074
Currency (gains) losses, net	(316)	(354)	234	(252)	(688)
Goodwill and other impairment charges	2,290	348	—	210	2,848
Restructuring costs, lease impairment expense and other related charges	4,741	3,152	1,863	2,673	12,429
Integration costs	10,138	8,242	5,483	2,744	26,607
Stock compensation expense	1,290	1,900	1,812	1,684	6,686
Other	(140)	1,055	892	2,260	4,067
Adjusted EBITDA	$83,354	$87,554	$87,424	$98,216	$356,548

Net Income Excluding Gain/Loss from Warrants
We define Net Income Excluding Gain/Loss from Warrants as Net Income plus or minus the impact of the change in the fair value of the warrant liability. Management believes that our financial statements that will include the impact of this mark-to-market expense or income may not be necessarily reflective of the actual financial performance of our business.

2020	(as restated)
(in thousands)	Q1		Q2		Q3		Q4		Full Year
Net income (loss)	$91,655		$(14,130)		$(6,051)		$3,866		$75,340
Fair value (gain) loss on common stock warrant liabilities	(95,329)		26,963		22,303		42,602		(3,461)
Net (Loss) Income Excluding Gain/Loss from Warrants	$(3,674)	$—	$12,833	$—	$16,252	$—	$46,468	$—	$71,879

2019	(as restated)
(in thousands)	Q1		Q2		Q3		Q4		Full Year
Net loss	$(27,574)		$(56,835)		$(1,197)		$(35,559)		$(121,165)
Fair value loss on common stock warrant liabilities	17,545		45,397		2,194		44,486		109,622
Net (Loss) Income Excluding Gain/Loss from Warrants	$(10,029)	$—	$(11,438)	$—	$997	$—	$8,927	$—	$(11,543)
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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage on a historical basis:

	Year Ended December 31,
(in thousands)	2020	2019
Revenue (A)	$1,367,645	$1,063,665

Gross profit (B)	$659,973	$413,313
Depreciation of rental equipment	200,581	174,679
Adjusted Gross Profit (C)	$860,554	$587,992

Gross Profit Percentage (B/A)	48.3%	38.9%
Adjusted Gross Profit Percentage (C/A)	62.9%	55.3%

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
•fluctuations in the fair value of common stock warrant liabilities;
•our ability to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses;
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
•Generated consolidated net income of $75.3 million for the year ended December 31, 2020, represented an increase of $196.5 million, and included a $42.4 million loss on extinguishment of debt related to our recent financing activities and $93.8 million of discrete costs expensed in the period related to transaction and integration activities, partly offset by a $51.5 million non-cash income tax benefit. Net income also included a $3.5 million fair value gain on common stock warrant liabilities in the current period, while there was a $109.6 million fair value loss on common stock warrant liabilities in the prior period. Discrete costs in the period included $64.1 million of Merger transaction costs, $18.3 million of integration costs, and $11.4 million of restructuring costs, lease impairment expense and other related charges. As discussed in Note 14 to the consolidated financial statements, the $51.5 million income tax benefit was primarily driven by the reversal of $54.6 million of the federal valuation allowance and certain state valuation allowances during the year ended December 31, 2020 due to the Merger, which partly offset these other discrete costs.
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
Fair Value (Gain) Loss on Common Stock Warrant Liabilities
Fair value (gain) loss on common stock warrant liabilities consists of non-cash gains and losses recorded related to changes in the fair value of common stock warrant liabilities as the common stock warrant liabilities are marked-to-market liabilities. It also includes gains and losses recorded related to the settlement of common stock warrant liabilities.
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

	Years Ended December 31,			2020 vs. 2019 Change	2019 vs 2018 Change
	2020	2019	2018
in thousands	(as restated)	(as restated)	(as restated)
Revenues:
Leasing and services revenue:
Leasing	$1,001,447	$744,185	$518,235	$257,262	$225,950
Delivery and installation	274,156	220,057	154,557	54,099	65,500
Sales revenue:
New units	53,093	59,085	53,603	(5,992)	5,482
Rental units	38,949	40,338	25,017	(1,389)	15,321
Total revenues	1,367,645	1,063,665	751,412	303,980	312,253
Costs:
Costs of leasing and services:
Leasing	227,376	213,151	143,120	14,225	70,031
Delivery and installation	220,102	194,107	143,950	25,995	50,157
Costs of sales:
New units	34,841	42,160	36,863	(7,319)	5,297
Rental units	24,772	26,255	16,659	(1,483)	9,596
Depreciation of rental equipment	200,581	174,679	121,436	25,902	53,243
Gross profit	659,973	413,313	289,384	246,660	123,929
Expenses:
Selling, general and administrative	360,626	271,004	234,820	89,622	36,184
Transaction costs	64,053	—	20,051	64,053	(20,051)
Other depreciation and amortization	43,249	12,395	13,304	30,854	(909)
Impairment losses on long-lived assets	—	2,848	1,600	(2,848)	1,248
Lease impairment expense and other related charges	4,876	8,674	—	(3,798)	8,674
Restructuring costs	6,527	3,755	15,468	2,772	(11,713)
Currency (gains) losses, net	(355)	(688)	2,454	333	(3,142)
Other income, net	(1,718)	(2,200)	(4,574)	482	2,374
Operating income	182,715	117,525	6,261	65,190	111,264
Interest expense	119,886	122,504	98,433	(2,618)	24,071
Fair value (gain) loss on common stock warrant liabilities	(3,461)	109,622	(23,830)	(113,083)	133,452
Loss on extinguishment of debt	42,401	8,755	—	33,646	8,755
Income (loss) before tax	23,889	(123,356)	(68,342)	147,245	(55,014)
Income tax benefit	(51,451)	(2,191)	(38,600)	(49,260)	36,409
Net income (loss)	75,340	(121,165)	(29,742)	196,505	(91,423)
Net income (loss) attributable to non-controlling interest, net of tax	1,213	(421)	(4,532)	1,634	4,111
Net income (loss) attributable to WillScot common shareholders	$74,127	$(120,744)	$(25,210)	$194,871	$(95,534)

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
Fair Value (Gain) Loss on Common Stock Warrant Liabilities: The fair value of common stock warrant liabilities increased $113.1 million, to a $3.5 million gain for the year ended December 31, 2020 from a $109.6 million loss for the year ended December 31, 2019. The increase was primarily attributable to the change in estimated fair value of common stock warrant liabilities.
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
Fair Value (Gain) Loss on Common Stock Warrant Liabilities: The fair value of common stock warrant liabilities decreased $133.5 million, to a $109.6 million loss for the year ended December 31, 2019 from a $23.8 million gain for the year ended December 31, 2018. The decrease was primarily attributable to the change in estimated fair value of common stock warrant liabilities.
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

	Year Ended December 31, 2020
(in thousands)	WillScot Mobile Mini Holdings Corp. (as restated)	Historical Mobile Mini (as reclassified)	Pro Forma Adjustments	Pro Forma Combined
Revenues:
Leasing and services revenue:
Leasing	$1,001,447	$208,374	$—	$1,209,821
Delivery and installation	274,156	59,999	—	334,155
Sales revenue:
New units	53,093	8,402	—	61,495
Rental units	38,949	7,465	—	46,414
Total revenues	1,367,645	284,240	—	1,651,885
Costs:
Costs of leasing and services:
Leasing	227,376	28,584	—	255,960
Delivery and installation	220,102	42,476	—	262,578
Costs of sales:
New units	34,841	5,457	—	40,298
Rental units	24,772	4,625	—	29,397
Depreciation of rental equipment (b)	200,581	15,360	2,334	218,275
Gross profit	659,973	187,738	(2,334)	845,377
Expenses:
Selling, general and administrative	360,626	96,170	—	456,796
Transaction costs (a)	64,053	16,799	(80,852)	—
Other depreciation and amortization (c)	43,249	19,695	11,397	74,341
Lease impairment expense and other related charges	4,876	—	—	4,876
Restructuring costs	6,527	—	—	6,527
Currency losses, net	(355)	39	—	(316)
Other income, net	(1,718)	186	—	(1,532)
Operating income	182,715	54,849	67,121	304,685
Interest expense (d)	119,886	16,974	(9,808)	127,052
Fair value gain on common stock warrant liabilities	(3,461)	—	—	(3,461)
Loss on extinguishment of debt (e)	42,401	—	(19,682)	22,719
Income before income tax	23,889	37,875	96,611	158,375
Income tax (benefit) expense (f)	(51,451)	12,330	73,670	34,549
Net income	75,340	25,545	22,941	123,826
Net income attributable to non-controlling interest, net of tax (g)	1,213	—	(1,213)	—
Net income attributable to WillScot Mobile Mini	$74,127	$25,545	$24,154	$123,826

	Year Ended December 31, 2019
(in thousands)	Historical WillScot (as restated)	Historical Mobile Mini (as reclassified)	Pro Forma Adjustments	Pro Forma Combined
Revenues:
Leasing and services revenue:
Leasing	$744,185	$447,636	$—	$1,191,821
Delivery and installation	220,057	141,988	—	362,045
Sales revenue:
New units	59,085	16,681	—	75,766
Rental units	40,338	13,713	—	54,051
Total revenues	1,063,665	620,018	—	1,683,683
Costs:
Costs of leasing and services:
Leasing	213,151	67,396	—	280,547
Delivery and installation	194,107	99,634	—	293,741
Costs of sales:
New units	42,160	10,885	—	53,045
Rental units	26,255	9,480	—	35,735
Depreciation of rental equipment (b)	174,679	31,802	4,667	211,148
Gross profit	413,313	400,821	(4,667)	809,467
Expenses:
Selling, general and administrative	271,004	208,461	—	479,465
Other depreciation and amortization (c)	12,395	38,781	22,399	73,575
Impairment losses on long-lived assets	2,848	—	—	2,848
Lease impairment expense and other related charges	8,674	—	—	8,674
Restructuring costs	3,755	—	—	3,755
Currency (gains) losses, net	(688)	274	—	(414)
Other (income) expense, net	(2,200)	99	—	(2,101)
Operating income	117,525	153,206	(27,066)	243,665
Interest expense (d)	122,504	41,378	(37,756)	126,126
Fair value loss on common stock warrant liabilities	109,622	—	—	109,622
Loss on extinguishment of debt (e)	8,755	123	(1,512)	7,366
(Loss) income before income tax	(123,356)	111,705	12,202	551
Income tax (benefit) expense (f)	(2,191)	27,971	3,112	28,892
Net (loss) income	(121,165)	83,734	9,090	(28,341)
Net loss attributable to non-controlling interest, net of tax (g)	(421)	—	421	—
Net (loss) income attributable to WillScot Mobile Mini	$(120,744)	$83,734	$8,669	$(28,341)

Notes to Pro Forma Statements

(a)	Represents the elimination of discrete transaction costs expensed by WillScot Mobile Mini as part of the Merger.
(b)	Represents the adjustment for depreciation of rental fleet relating to the estimated increase in fair value purchase accounting adjustments as a result of the Merger.
(c)	Represents the differential in other depreciation and amortization expense related to the estimated fair value purchase accounting adjustments as a result of the Merger.

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

(g)	Reflects the pro forma adjustment for the extinguishment of non-controlling interest as a result of the Sapphire Exchange on June 30, 2020.

The pro forma adjustment to interest expense consists of the following:

	Year Ended December 31,
(in thousands)	2020	2019
ABL Facility interest	$(2,561)	$(16,422)
2022 Secured Notes interest	(10,631)	(23,507)
2025 Secured Notes interest	18,247	39,813
Mobile Mini debt interest	(15,921)	(39,672)
Deferred financing fee amortization	1,058	2,032
Net pro forma adjustment	$(9,808)	$(37,756)

Reconciliation of Pro Forma Adjusted EBITDA
The following unaudited table provides a reconciliation of Net income to pro forma unaudited adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2020	2019
	(as restated)	(as restated)
Net income (loss)	$123,826	$(28,341)
Loss on extinguishment of debt	22,719	7,366
Income tax expense	34,549	28,892
Interest expense	127,052	126,126
Depreciation and amortization	292,616	284,723
Fair value (gain) loss on common stock warrant liabilities	(3,461)	109,622
Currency gains, net	(316)	(414)
Goodwill and other impairment charges	—	2,848
Restructuring costs, lease impairment expense, other related charges	11,403	12,429
Transaction fees	—	3,129
Integration costs	18,338	26,607
Stock compensation expense	15,280	21,807
Other	4,459	4,647
Adjusted EBITDA	$646,465	$599,441

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
Pro Forma Comparison of Years ended December 31, 2020 and 2019

	Pro Forma Combined Year Ended December 30,		2020 vs. 2019
(in thousands)	2020	2019	$ Change	% Change
	(as restated)	(as restated)
Revenue	$1,651,885	$1,683,683	$(31,798)	(1.9)%
Selling, general and administrative expenses	$456,796	$479,465	$(22,669)	(5.0)%
Net income	$123,826	$(28,341)	$152,167	122.9%
Adjusted EBITDA	$646,465	$599,441	$47,024	7.3%

Other Financial Data:
Adjusted EBITDA - NA Modular	$394,805	$356,548	$38,257	9.7%
Adjusted EBITDA - NA Storage	184,601	169,697	14,904	8.1%
Adjusted EBITDA - UK Storage	31,080	25,758	5,322	17.1%
Adjusted EBITDA - Tank and Pump	35,979	47,438	(11,459)	(31.8)%
Combined Adjusted EBITDA	$646,465	$599,441	$47,024	7.3%

NA Modular - Quarterly Results
Pro Forma Quarterly Results for the year ended December 31, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Total
Revenue	$255,821	$256,862	$267,867	$270,612	$1,051,162
Gross profit	$106,190	$109,964	$112,079	$123,409	$451,642
Adjusted EBITDA	$89,544	$97,520	$100,281	$107,460	$394,805
Capex for rental equipment	$39,648	$40,034	$34,249	$39,396	$153,327
Average modular space units on rent	87,988	87,096	86,400	86,011	86,874
Average modular space utilization rate	69.2%	68.5%	68.3%	68.2%	68.9%
Average modular space monthly rental rate	$653	$669	$693	$724	$685
Average portable storage units on rent	16,346	15,869	15,473	15,603	15,823
Average portable storage utilization rate	64.1%	62.5%	61.3%	62.6%	63.5%
Average portable storage monthly rental rate	$119	$120	$124	$124	$122

Pro Forma Quarterly Results for the year ended December 31, 2019:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Total
Revenue	$253,685	$263,713	$268,222	$278,045	$1,063,665
Gross profit	$103,331	$101,484	$99,308	$109,190	$413,313
Adjusted EBITDA	$83,354	$87,554	$87,424	$98,216	$356,548
Capex for rental equipment	$51,873	$61,215	$47,789	$44,229	$205,106
Average modular space units on rent	93,309	92,300	91,233	90,013	91,682
Average modular space utilization rate	72.4%	71.9%	71.2%	70.7%	72.0%
Average modular space monthly rental rate	$575	$611	$630	$641	$614
Average portable storage units on rent	17,419	16,544	16,416	16,944	16,878
Average portable storage utilization rate	66.1%	63.3%	63.0%	66.1%	65.8%
Average portable storage monthly rental rate	$119	$121	$123	$118	$120

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

Comparison of the Years Ended December 31, 2020 and 2019 and December 31, 2019 and 2018
Cash Flows from operating activities
Cash provided by operating activities for the year ended December 31, 2020 was $304.8 million as compared to $172.6 million for the year ended December 31, 2019, an increase of $132.2 million. The increase in cash provided by operating activities was driven by an increase of $136.7 million of net income, adjusted for non-cash items, primarily due to the impact of the Merger on revenues and gross profit. This was partially offset by a decrease of $4.4 million in the net movements of the operating assets and liabilities which was primarily attributable to a decrease in accounts payable and other accrued liabilities of $20.9 million, an increase in prepaid and other assets of $12.7 million, and a decrease in accrued interest of $7.7 million, compared to the same period in 2019. This was partially offset by a decrease in cash used from accounts receivable of $36.9 million compared to the same period in 2019.
Cash provided by operating activities for the year ended December 31, 2019 was $172.6 million as compared to $37.1 million for the year ended December 31, 2018, an increase of $135.5 million. This increase was primarily due to an increase in net income of $159.1, million, adjusted for non-cash items, in 2019 as compared to 2018, as a result of the impact of the ModSpace acquisition on operations, which is reflected in our results for all of 2019, but is only included for four and a half months in 2018. This increase in net income, adjusted for non-cash items, was partially offset by a decrease of $23.7 million in the net movements of the operating assets and liabilities. The decrease in operating assets and liabilities was attributable to an increase in trade receivables and an increase in cash interest payments during the year ended December 31, 2019, partially offset by an increase in accounts payable and accrued liabilities.
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
Stock options vest in tranches over a period of four years and expire ten years from the grant date. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted-average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model was based on a blend of peer group volatility and Company trading history as the Company did not have a sufficient trading history as a stand-alone public company. Future calculations will use the Company trading history. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes option-pricing model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. WillScot Mobile Mini has never declared or paid a cash dividend on common shares.
Warrants
The Company accounts for warrants in accordance with applicable accounting guidance provided in ASC 815-40, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. In periods subsequent to issuance, warrants classified as liabilities are subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations.
The Company accounts for its warrants in the following ways: (i) the 2015 Private Warrants as liabilities for all periods presented, (ii) the 2015 Public Warrants as liabilities through their final redemption in February 2020 and (iii) the 2018 Warrants as liabilities until June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled.
Prior to their redemption, the Company's 2015 Public Warrants traded in active markets. When classified as liabilities, warrants traded in active markets with sufficient trading volume represent Level 1 financial instruments as they were publicly traded in active markets and thus had observable market prices which were used to estimate the fair value adjustments for the related common stock warrant liabilities. When classified as liabilities, warrants not traded in active markets, or traded with insufficient volume, represent Level 3 financial instruments that are valued using a Black-Scholes option-pricing model to estimate the fair value adjustments for the related common stock warrant liabilities.
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
Restatement of Financial Statements
As discussed in Note 1 to the consolidated financial statements, the financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 have been restated to correct a misstatement in the classification of the Company's 2015 Warrants and 2018 Warrants.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021, except for the effect of the material weakness described in the second paragraph of that report, as to which the date is May 10, 2021, expressed an adverse opinion thereon.
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
Baltimore, Maryland
February 26, 2021, except for the impact of the matter discussed in Note 1 - Restatement of Previously Reported Financial Statements, as to which the date is May 10, 2021

WillScot Mobile Mini Holdings Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2020	2019
	(as restated)	(as restated)
Assets
Cash and cash equivalents	$24,937	$3,045
Trade receivables, net of allowance for credit losses at December 31, 2020 and December 31, 2019 of $29,258 and $15,828, respectively	330,942	247,596
Inventories	21,655	15,387
Prepaid expenses and other current assets	29,954	14,621
Assets held for sale	12,004	11,939
Total current assets	419,492	292,588
Rental equipment, net	2,933,722	1,944,436
Property, plant and equipment, net	303,650	147,689
Operating lease assets	232,094	146,698
Goodwill	1,171,219	235,177
Intangible assets, net	495,947	126,625
Other non-current assets	16,081	4,436
Total long-term assets	5,152,713	2,605,061
Total assets	$5,572,205	$2,897,649
Liabilities and equity
Accounts payable	$106,926	$109,926
Accrued interest and liabilities	141,672	98,375
Deferred revenue and customer deposits	135,485	82,978
Operating lease liabilities - current	48,063	29,133
Current portion of long-term debt	16,521	—
Total current liabilities	448,667	320,412
Long-term debt	2,453,809	1,632,589
Deferred tax liabilities	307,541	70,693
Operating lease liabilities - non-current	183,761	118,429
Common stock warrant liabilities	77,404	153,756
Other non-current liabilities	37,150	46,571
Long-term liabilities	3,059,665	2,022,038
Total liabilities	3,508,332	2,342,450
Commitments and contingencies (see Note 19)
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at December 31, 2020 and 2019	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 229,038,158 shares issued and outstanding at December 31, 2020	23	—
Class A Common Stock: $0.0001 par, 400,000,000 shares authorized and 108,818,854 shares issued and outstanding at December 31, 2019	—	11
Class B Common Stock: $0.0001 par, 100,000,000 shares authorized and 8,024,419 shares issued and outstanding at December 31, 2019	—	1
Additional paid-in-capital	3,852,291	2,378,733
Accumulated other comprehensive loss	(37,207)	(62,775)
Accumulated deficit	(1,751,234)	(1,825,361)
Total shareholders' equity	2,063,873	490,609
Non-controlling interest	—	64,590
Total equity	2,063,873	555,199
Total liabilities and equity	$5,572,205	$2,897,649
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
	(as restated)	(as restated)	(as restated)
Revenues:
Leasing and services revenue:
Leasing	$1,001,447	$744,185	$518,235
Delivery and installation	274,156	220,057	154,557
Sales revenue:
New units	53,093	59,085	53,603
Rental units	38,949	40,338	25,017
Total revenues	1,367,645	1,063,665	751,412
Costs:
Costs of leasing and services:
Leasing	227,376	213,151	143,120
Delivery and installation	220,102	194,107	143,950
Costs of sales:
New units	34,841	42,160	36,863
Rental units	24,772	26,255	16,659
Depreciation of rental equipment	200,581	174,679	121,436
Gross profit	659,973	413,313	289,384
Expenses:
Selling, general and administrative	360,626	271,004	234,820
Transaction costs	64,053	—	20,051
Other depreciation and amortization	43,249	12,395	13,304
Impairment losses on long-lived assets	—	2,848	1,600
Lease impairment expense and other related charges	4,876	8,674	—
Restructuring costs	6,527	3,755	15,468
Currency (gains) losses, net	(355)	(688)	2,454
Other income, net	(1,718)	(2,200)	(4,574)
Operating income	182,715	117,525	6,261
Interest expense	119,886	122,504	98,433
Fair value (gain) loss on common stock warrant liabilities	(3,461)	109,622	(23,830)
Loss on extinguishment of debt	42,401	8,755	—
Income (loss) before income tax	23,889	(123,356)	(68,342)
Income tax benefit	(51,451)	(2,191)	(38,600)
Net income (loss)	75,340	(121,165)	(29,742)
Net income (loss) attributable to non-controlling interest, net of tax	1,213	(421)	(4,532)
Net income (loss) attributable to WillScot Mobile Mini common shareholders	$74,127	$(120,744)	$(25,210)

Earnings (loss) per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.44	$(1.11)	$(0.29)
Diluted	$0.25	$(1.11)	$(0.53)
Weighted average shares:
Basic	169,230,177	108,683,820	87,209,605
Diluted	177,268,383	108,683,820	88,950,564
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
	(as restated)	(as restated)	(as restated)
Net income (loss)	$75,340	$(121,165)	$(29,742)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax benefit of $685, $0 and $161 for the years ended December 31, 2020, 2019 and 2018, respectively	28,404	10,586	(11,639)
Net loss on derivatives, net of income tax benefit of $(539), $(1,471) and $(1,822) for the years ended December 31, 2020, 2019 and 2018, respectively	(1,749)	(4,809)	(5,955)
Total other comprehensive income (loss)	26,655	5,777	(17,594)
Comprehensive income (loss)	101,995	(115,388)	(47,336)
Comprehensive (loss) income attributable to non-controlling interest	(672)	105	(6,137)
Total comprehensive income (loss) attributable to WillScot Mobile Mini	$102,667	$(115,493)	$(41,199)
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Changes in Equity (as restated)
(in thousands)

	Common Stock (1)		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2017 (as restated) (2)	84,645	$8	8,024	$1	$2,053,711	$(49,497)	$(1,687,014)	$317,209	$48,931	$366,140
Net loss	—	—	—	—	—	—	(25,210)	(25,210)	(4,532)	(29,742)
Other comprehensive loss	—	—	—	—	—	(15,989)	—	(15,989)	(1,605)	(17,594)
Adoption of ASU 2018-02	—	—	—	—	—	(2,540)	2,540	—	—	—
Stock-based compensation	—	—	—	—	3,439	—	—	3,439	—	3,439
Issuance of Common Stock and contribution of proceeds to WSII	9,200	1	—	—	131,460	—	—	131,461	7,574	139,035
Acquisition of ModSpace and related financing transactions including stock	6,458	1	—	—	82,195	—	—	82,196	13,614	95,810
Common Stock issued in warrant exchange	8,206	1	—		100,557	—	—	100,558	—	100,558
Issuance of Common Stock from the exercise of options and warrants	—	—	—	—	1	—	—	1	—	1
Balance at December 31, 2018 (as restated)	108,509	$11	8,024	$1	$2,371,363	$(68,026)	$(1,709,684)	$593,665	$63,982	$657,647
Net loss	—	—	—	—	—	—	(120,744)	(120,744)	(421)	(121,165)
Other comprehensive income	—	—	—	—	—	5,251	—	5,251	526	5,777
Adoption of ASC 606	—	—	—	—	—	—	345	345	—	345
Adoption of ASC 842	—	—	—	—	—	—	4,722	4,722	503	5,225
Issuance of Common Stock from the exercise of options and warrants	81	—	—	—	1,338	—	—	1,338	—	1,338
Stock-based compensation and issuance of Common Stock from vesting	229	—	—	—	6,032	—	—	6,032	—	6,032
Balance at December 31, 2019 (as restated)	108,819	$11	8,024	$1	$2,378,733	$(62,775)	$(1,825,361)	$490,609	$64,590	$555,199
Net income	—	—	—	—	—	—	74,127	74,127	1,213	75,340
Other comprehensive income	—	—	—	—	—	28,540	—	28,540	(1,885)	26,655
Mobile Mini Merger	106,427	11	—	—	1,348,619	—	—	1,348,630	—	1,348,630
Sapphire Exchange - See Note 12	10,641	1	(8,024)	(1)	66,890	(2,972)	—	63,918	(63,918)	—
Issuance of Common Stock from the exercise of options and warrants	2,836	—	—	—	35,727	—	—	35,727	—	35,727
Repurchase and cancellation of options and warrants	—	—	—	—	(300)	—	—	(300)	—	(300)
Withholding taxes on net share settlement of stock-based compensation and option exercises	—	—	—	—	(13,473)	—	—	(13,473)	—	(13,473)
Stock-based compensation and issuance of Common Stock from vesting	315	—	—	—	9,879	—	—	9,879	—	9,879
Reclassification of ModSpace Warrants	—	—	—	—	26,216	—	—	26,216	—	26,216
Balance at December 31, 2020 (as restated)	229,038	$23	—	$—	$3,852,291	$(37,207)	$(1,751,234)	$2,063,873	$—	$2,063,873
(1) See Note 1 for information regarding the Company's conversion of Class A Common Stock to Common Stock on July 1, 2020 concurrent with the Merger.
(2) Additional Paid-in Capital and Accumulated Deficit opening balances have been reduced by $68,215 and $50,195, respectively, as a result of the restatement described in Note 1.
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
	(as restated)	(as restated)	(as restated)
Operating activities:
Net income (loss)	$75,340	$(121,165)	$(29,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	246,948	189,436	136,467
Provision for credit losses	32,593	14,496	7,656
Impairment losses on long-lived assets	—	2,848	1,600
Impairment losses on right of use assets	57	4,160	—
Gain on sale of rental equipment and other property, plant and equipment	(14,124)	(11,660)	(12,878)
Amortization of debt discounts and debt issuance costs	13,085	11,450	7,652
Fair value (gain) loss on common stock warrant liabilities	(3,461)	109,622	(23,830)
Loss on extinguishment of debt	42,401	8,755	—
Stock-based compensation expense	9,879	6,686	3,439
Deferred income tax benefit	(55,155)	(2,624)	(40,192)
Unrealized currency losses (gains), net	424	(745)	1,982
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(26,723)	(63,648)	(36,452)
Inventories	2,775	869	(1,241)
Prepaid and other assets	(4,547)	8,237	8,416
Operating lease assets and liabilities	789	(438)	—
Accrued interest	(11,877)	(4,217)	17,526
Accounts payable and other accrued liabilities	(16,046)	4,865	(14,462)
Deferred revenue and customer deposits	12,454	15,639	11,208
Net cash provided by operating activities	304,812	172,566	37,149
Investing activities:
Acquisition of a businesses, net of cash acquired	17,173	—	(1,083,146)
Proceeds from sale of rental equipment	38,949	42,101	30,761
Purchase of rental equipment and refurbishments	(172,383)	(205,106)	(160,883)
Proceeds from the sale of property, plant and equipment	7,355	18,763	688
Purchase of property, plant and equipment	(16,454)	(8,340)	(4,622)
Net cash used in investing activities	(125,360)	(152,582)	(1,217,202)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options and warrants	10,616	921	147,201
Repurchase and cancellation of warrants	(21,777)	—	—
Payment of Common Stock issuance costs	(4,222)	—	—
Receipts from borrowings	2,786,793	552,230	1,212,629
Payment of financing costs	(65,475)	(2,623)	(36,579)
Repayment of borrowings	(2,808,370)	(568,686)	(143,094)

Payment of debt extinguishment premium costs	(34,610)	(7,152)	—
Principal payments on finance lease obligations	(8,440)	(99)	(120)
Taxes paid on employee stock awards	(13,473)	(654)	—
Net cash (used in) provided by financing activities	(158,958)	(26,063)	1,180,037
Effect of exchange rate changes on cash and cash equivalents	1,398	166	(211)
Net change in cash and cash equivalents	21,892	(5,913)	(227)
Cash and cash equivalents at the beginning of the year	3,045	8,958	9,185
Cash and cash equivalents at the end of the year	$24,937	$3,045	$8,958

Supplemental cash flow information:
Interest paid	$108,740	$115,582	$51,986
Income taxes paid (refunded), net	$4,234	$(1,148)	$2,617
Capital expenditures accrued or payable	$23,553	$23,946	$20,785
Non-cash acquisition of a business	$—	$—	$148,108
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Notes to the Consolidated Financial Statements
NOTE 1 - Summary of Significant Accounting Policies (as restated)
Organization and Nature of Operations
WillScot Mobile Mini Holdings Corp. (“WillScot Mobile Mini” and, together with its subsidiaries, the “Company”) is a leading provider of modular space and portable storage solutions in the United States (“US”), Canada, Mexico and the United Kingdom ("UK"). The Company also maintains a fleet of specialty containment products, including liquid and solid containment solutions. The Company leases, sells, delivers and installs mobile solutions and storage products through an integrated network of branch locations that spans North America and the UK.
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
Restatement of Previously Reported Financial Statements
On April 12, 2021, in the SEC Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”), the SEC staff clarified its interpretations of certain generally accepted accounting principles related to certain terms that are common in warrants issued in connection with the initial public offerings of SPACs. The SEC Staff addressed certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company that preclude the warrants from being classified as components of equity.
In April 2021, management of the Company concluded that the Company’s previously issued consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 and for each of the interim quarterly periods therein (the “Non-Reliance Period”) should no longer be relied upon. As such, the Company is restating its financial statements in this Annual Report on Form 10-K/A to make the necessary accounting adjustments related to the accounting for certain previously issued warrants to conform with the SEC Staff Statement described below. These warrants include (i) warrants to purchase 9,750,000 shares of common stock at a price of $5.75 per half share issued in a private placement concurrently with the initial public offering (the "IPO") in 2015 (the “2015 Private Warrants”), (ii) warrants to purchase 25,000,000 shares of common stock at a price of $5.75 per half share issued as components of units sold in the IPO in 2015 (the "2015 Public Warrants") and (iii) warrants to purchase 9,999,579 shares of common stock at a price of $15.50 per share issued to former shareholders as part of a 2018 acquisition (the "2018 Warrants" and collectively with the 2015 Private Warrants and the 2015 Public Warrants, the "Warrants"). Since issuance, the Warrants were classified within equity in the Company's financial statements.
As clarified by the SEC staff interpretation of Accounting Standards Codification 815-40, Contracts in an Entity’s Own Equity, ("ASC 815-40"), the Company's warrant instruments are classified as liabilities for certain periods with changes in the estimated fair values of the derivative instruments reported in the statement of operations.
As a result of the above, the Company has restated its consolidated financial statements for the Non-Reliance Period to reflect (i) the 2015 Private Warrants as liabilities for all periods presented, (ii) the 2015 Public Warrants as liabilities through their final redemption in February 2020 and (iii) the 2018 Warrants as liabilities until June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled.
The impact of the restatement on the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the Non-Reliance Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.
The tables below sets forth the consolidated balance sheet amounts originally reported, adjustments, and the restated amounts as of December 31, 2020 and 2019.

	December 31, 2020
(in thousands, except share data)	As Previously Reported	Restatement Adjustments	As Restated
Total assets	$5,572,205	$—	$5,572,205
Liabilities and equity
Total current liabilities	$448,667	$—	$448,667
Long-term debt	2,453,809	—	2,453,809
Deferred tax liabilities	307,541	—	307,541
Operating lease liabilities - non-current	183,761	—	183,761
Common stock warrant liabilities	—	77,404	77,404
Other non-current liabilities	37,150	—	37,150
Long-term liabilities	2,982,261	77,404	3,059,665
Total liabilities	3,430,928	77,404	3,508,332
Commitments and contingencies
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at December 31, 2020	—	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 229,038,158 shares issued and outstanding at December 31, 2020	23	—	23
Additional paid-in-capital	3,797,168	55,123	3,852,291
Accumulated other comprehensive loss	(37,207)	—	(37,207)
Accumulated deficit	(1,618,707)	(132,527)	(1,751,234)
Total shareholders' equity	2,141,277	(77,404)	2,063,873
Total liabilities and equity	$5,572,205	$—	$5,572,205

	December 31, 2019
(in thousands, except share data)	As Previously Reported	Restatement Adjustments	As Restated
Total assets	$2,897,649	$—	$2,897,649
Liabilities and equity
Total current liabilities	$320,412	$—	$320,412
Long-term debt	1,632,589	—	1,632,589
Deferred tax liabilities	70,693	—	70,693
Operating lease liabilities - non-current	118,429	—	118,429
Common stock warrant liabilities	—	153,756	153,756
Other non-current liabilities	46,571	—	46,571
Long-term liabilities	1,868,282	153,756	2,022,038
Total liabilities	2,188,694	153,756	2,342,450
Commitments and contingencies
Class A Common Stock: $0.0001 par, 400,000,000 shares authorized and 108,818,854 shares issued and outstanding at December 31, 2019	11	—	11
Class B Common Stock: $0.0001 par, 100,000,000 shares authorized and 8,024,419 shares issued and outstanding at December 31, 2019	1	—	1
Additional paid-in-capital	2,396,501	(17,768)	2,378,733
Accumulated other comprehensive loss	(62,775)	—	(62,775)
Accumulated deficit	(1,689,373)	(135,988)	(1,825,361)
Total shareholders' equity	644,365	(153,756)	490,609
Non-controlling interest	64,590	—	64,590
Total equity	708,955	(153,756)	555,199
Total liabilities and equity	$2,897,649	$—	$2,897,649

The tables below set forth the consolidated statements of operations amounts originally reported, adjustments, and the restated balances for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Operating income	$182,715	$—	$182,715
Interest expense	119,886	—	119,886
Fair value gain on common stock warrant liabilities	—	(3,461)	(3,461)
Loss on extinguishment of debt	42,401	—	42,401
Income before income tax	20,428	3,461	23,889
Income tax benefit	(51,451)	—	(51,451)
Net income	71,879	3,461	75,340
Net income attributable to non-controlling interest, net of tax	1,213	—	1,213
Net income attributable to WillScot Mobile Mini common shareholders	$70,666	$3,461	$74,127

Earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.42	$0.02	$0.44
Diluted	$0.41	$(0.16)	$0.25
Weighted average shares:
Basic	169,230,177	—	169,230,177
Diluted	173,650,251	3,618,132	177,268,383

	Year Ended December 31, 2019
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Operating income	$117,525	$—	$117,525
Interest expense	122,504	—	122,504
Fair value loss on common stock warrant liabilities	—	109,622	109,622
Loss on extinguishment of debt	8,755	—	8,755
Loss before income tax	(13,734)	(109,622)	(123,356)
Income tax benefit	(2,191)	—	(2,191)
Net loss	(11,543)	(109,622)	(121,165)
Net loss attributable to non-controlling interest, net of tax	(421)	—	(421)
Net loss attributable to WillScot Mobile Mini common shareholders	$(11,122)	$(109,622)	$(120,744)

Loss per share attributable to WillScot Mobile Mini common shareholders:
Basic	$(0.10)	$(1.01)	$(1.11)
Diluted	$(0.10)	$(1.01)	$(1.11)
Weighted average shares:
Basic	108,683,820	—	108,683,820
Diluted	108,683,820	—	108,683,820

	Year Ended December 31, 2018
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Operating income	$6,261	$—	$6,261
Interest expense	98,433	—	98,433
Fair value gain on common stock warrant liabilities	—	(23,830)	(23,830)
(Loss) income before income tax	(92,172)	23,830	(68,342)
Income tax benefit	(38,600)	—	(38,600)
Net (loss) income	(53,572)	23,830	(29,742)
Net loss attributable to non-controlling interest, net of tax	(4,532)	—	(4,532)
Net (loss) income attributable to WillScot Mobile Mini	(49,040)	23,830	(25,210)
Non-cash deemed dividend related to warrant exchange	(2,135)	2,135	—
Net (loss) income attributable to WillScot Mobile Mini common shareholders	$(51,175)	$25,965	$(25,210)

(Loss) earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$(0.59)	$0.30	$(0.29)
Diluted	$(0.59)	$0.06	$(0.53)
Weighted average shares:
Basic	87,209,605	—	87,209,605
Diluted	87,209,605	1,740,959	88,950,564
The tables below set forth the consolidated statements of cash flow amounts originally reported, adjustments, and the restated balances for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020
(in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net income	$71,879	$3,461	$75,340
Adjustments to reconcile net income to net cash provided by operating activities:	232,933	—	232,933
Fair value gain on common stock warrant liabilities	—	(3,461)	(3,461)
Net cash provided by operating activities	304,812	—	304,812
Net cash used in investing activities	(125,360)	—	(125,360)
Net cash used in financing activities	(158,958)	—	(158,958)
Effect of exchange rate changes on cash and cash equivalents	1,398	—	1,398
Net change in cash and cash equivalents	21,892		21,892
Cash and cash equivalents at the beginning of the year	3,045	—	3,045
Cash and cash equivalents at the end of the year	$24,937	$—	$24,937

	Year Ended December 31, 2019
(in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(11,543)	$(109,622)	$(121,165)
Adjustments to reconcile net loss to net cash provided by operating activities:	184,109	—	184,109
Fair value loss on common stock warrant liabilities	—	109,622	109,622
Net cash provided by operating activities	172,566	—	172,566
Net cash used in investing activities	(152,582)	—	(152,582)
Net cash used in financing activities	(26,063)	—	(26,063)
Effect of exchange rate changes on cash and cash equivalents	166	—	166
Net change in cash and cash equivalents	(5,913)	—	(5,913)
Cash and cash equivalents at the beginning of the year	8,958	—	8,958
Cash and cash equivalents at the end of the year	$3,045	$—	$3,045

	Year Ended December 31, 2018
(in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net (loss) income	$(53,572)	$23,830	$(29,742)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:	90,721	—	90,721
Fair value gain on common stock warrant liabilities	—	(23,830)	(23,830)
Net cash provided by operating activities	37,149	—	37,149
Net cash used in investing activities	(1,217,202)	—	(1,217,202)
Net cash provided by financing activities	1,180,037	—	1,180,037
Effect of exchange rate changes on cash and cash equivalents	(211)	—	(211)
Net change in cash and cash equivalents	(227)	—	(227)
Cash and cash equivalents at the beginning of the year	9,185	—	9,185
Cash and cash equivalents at the end of the year	$8,958	$—	$8,958

Supplemental cash flow information:
Non-cash deemed dividend related to warrant exchange	$2,135	$(2,135)	$—

The tables below set forth the unaudited condensed consolidated balance sheet and condensed consolidated statement of operations originally reported, adjustments, and the restated balances as of and for the three and nine months ended September 30, 2020 and the condensed consolidated statement of cash flow amounts originally reported, adjustments, and the restated balances for the nine months ended September 30, 2020.

	September 30, 2020 (unaudited)
(in thousands, except share data)	As Previously Reported	Restatement Adjustments	As Restated
Total assets	$5,624,850	$—	$5,624,850
Liabilities and equity
Total current liabilities	$451,202	$—	$451,202
Long-term debt	2,498,207	—	2,498,207
Deferred tax liabilities	359,593	—	359,593
Deferred revenue and customer deposits	11,816	—	11,816
Operating lease liabilities - non-current	187,056	—	187,056
Common stock warrant liabilities	—	56,724	56,724
Other non-current liabilities	22,471	—	22,471
Long-term liabilities	3,079,143	56,724	3,135,867
Total liabilities	3,530,345	56,724	3,587,069
Commitments and contingencies
Common Stock: $0.0001 par, 380,000,000 shares authorized and 227,980,928 shares issued and outstanding at September 30, 2020	23	—	23
Additional paid-in-capital	3,825,940	33,200	3,859,140
Accumulated other comprehensive loss	(66,283)	—	(66,283)
Accumulated deficit	(1,665,175)	(89,924)	(1,755,099)
Total shareholders' equity	2,094,505	(56,724)	2,037,781
Total liabilities and equity	$5,624,850	$—	$5,624,850

	Three Months Ended September 30, 2020 (unaudited)
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Operating income	$25,012	$—	$25,012
Interest expense	33,034	—	33,034
Fair value loss on common stock warrant liabilities	—	22,303	22,303
Loss on extinguishment of debt	42,401	—	42,401
Loss before income tax	(50,423)	(22,303)	(72,726)
Income tax benefit	(66,675)	—	(66,675)
Net income (loss) attributable to WillScot Mobile Mini common shareholders	$16,252	$(22,303)	$(6,051)

Earnings (loss) per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.07	$(0.10)	$(0.03)
Diluted	$0.07	$(0.10)	$(0.03)
Weighted average shares:
Basic	226,649,993	—	226,649,993
Diluted	231,216,573	(4,566,580)	226,649,993

	Nine Months Ended September 30, 2020 (unaudited)
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Operating income	$91,452	$—	$91,452
Interest expense	89,810	—	89,810
Fair value gain on common stock warrant liabilities	—	(46,063)	(46,063)
Loss on extinguishment of debt	42,401	—	42,401
(Loss) income before income tax	(40,759)	46,063	5,304
Income tax benefit	(66,170)	—	(66,170)
Net income	25,411	46,063	71,474
Net income attributable to non-controlling interest, net of tax	1,213	—	1,213
Net income attributable to WillScot Mobile Mini common shareholders	$24,198	$46,063	$70,261

Earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.16	$0.31	$0.47
Diluted	$0.16	$(0.01)	$0.15
Weighted average shares:
Basic	149,283,083	—	149,283,083
Diluted	152,544,647	(111,702)	152,432,945

	Nine Months Ended September 30, 2020 (unaudited)
(in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net income	$25,411	$46,063	$71,474
Adjustments to reconcile net income to net cash provided by operating activities:	149,684	—	149,684
Fair value gain on common stock warrant liabilities	—	(46,063)	(46,063)
Net cash provided by operating activities	175,095	—	175,095
Net cash used in investing activities	(83,073)	—	(83,073)
Net cash used in financing activities	(75,612)	—	(75,612)
Effect of exchange rate changes on cash and cash equivalents	542	—	542
Net change in cash and cash equivalents	16,952	—	16,952
Cash and cash equivalents at the beginning of the period	3,045	—	3,045
Cash and cash equivalents at the end of the period	$19,997	$—	$19,997

The tables below set forth the unaudited condensed consolidated balance sheet and condensed consolidated statement of operations originally reported, adjustments, and the restated balances as of and for the three and six months ended June 30, 2020 and the condensed consolidated statement of cash flow amounts originally reported, adjustments, and the restated balances for the six months ended June 30, 2020.

	June 30, 2020 (unaudited)
(in thousands, except share data)	As Previously Reported	Restatement Adjustments	As Restated
Total assets	$3,501,540	$—	$3,501,540
Liabilities and equity
Total current liabilities	$590,925	$—	$590,925
Long-term debt	1,971,010	—	1,971,010
Deferred tax liabilities	69,044	—	69,044
Deferred revenue and customer deposits	12,284	—	12,284
Operating lease liabilities - non-current	117,159	—	117,159
Common stock warrant liabilities	—	34,421	34,421
Other non-current liabilities	36,028	—	36,028
Long-term liabilities	2,205,525	34,421	2,239,946
Total liabilities	2,796,450	34,421	2,830,871
Commitments and contingencies
Class A common stock: $0.0001 par, 400,000,000 shares authorized and 121,233,232 shares issued and outstanding at June 30, 2020	12	—	12
Additional paid-in-capital	2,471,312	33,200	2,504,512
Accumulated other comprehensive loss	(84,807)	—	(84,807)
Accumulated deficit	(1,681,427)	(67,621)	(1,749,048)
Total shareholders' equity	705,090	(34,421)	670,669
Total liabilities and equity	$3,501,540	$—	$3,501,540

	Three Months Ended June 30, 2020 (unaudited)
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Operating income	$41,067	$—	$41,067
Interest expense	28,519	—	28,519
Fair value loss on common stock warrant liabilities	—	26,963	26,963
Income (loss) before income tax	12,548	(26,963)	(14,415)
Income tax benefit	(285)	—	(285)
Net income (loss)	12,833	(26,963)	(14,130)
Net income attributable to non-controlling interest, net of tax	1,343	—	1,343
Net income (loss) attributable to WillScot Mobile Mini common shareholders	$11,490	$(26,963)	$(15,473)

Earnings (loss) per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.10	$(0.24)	$(0.14)
Diluted	$0.10	$(0.24)	$(0.14)
Weighted average shares:
Basic	110,692,426	—	110,692,426
Diluted	111,432,963	(740,537)	110,692,426

	Six Months Ended June 30, 2020 (unaudited)
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Operating income	$66,440	$—	$66,440
Interest expense	56,776	—	56,776
Fair value gain on common stock warrant liabilities	—	(68,366)	(68,366)
Income before income tax	9,664	68,366	78,030
Income tax benefit	505	—	505
Net income	9,159	68,366	77,525
Net income attributable to non-controlling interest, net of tax	1,213	—	1,213
Net income attributable to WillScot Mobile Mini common shareholders	$7,946	$68,366	$76,312

Earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.07	$0.62	$0.69
Diluted	$0.07	$(0.01)	$0.06
Weighted average shares:
Basic	110,174,536	—	110,174,536
Diluted	112,209,212	126,906	112,336,118

	Six Months Ended June 30, 2020 (unaudited)
(in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net income	$9,159	$68,366	$77,525
Adjustments to reconcile net income to net cash provided by operating activities:	104,568	—	104,568
Fair value gain on common stock warrant liabilities	—	(68,366)	(68,366)
Net cash provided by operating activities	113,727	—	113,727
Net cash used in investing activities	(66,923)	—	(66,923)
Net cash provided by financing activities	614,693	—	614,693
Effect of exchange rate changes on cash and cash equivalents	(394)	—	(394)
Net change in cash and cash equivalents	661,103	—	661,103
Cash and cash equivalents at the beginning of the period	3,045	—	3,045
Cash and cash equivalents at the end of the period	$664,148	$—	$664,148

The tables below set forth the unaudited condensed consolidated balance sheet and condensed consolidated statement of operations originally reported, adjustments, and the restated balances as of and for the three months ended March 31, 2020 and the condensed consolidated statement of cash flow amounts originally reported, adjustments, and the restated balances for the three months ended March 31, 2020.

	March 31, 2020 (unaudited)
(in thousands, except share data)	As Previously Reported	Restatement Adjustments	As Restated
Total assets	$2,857,737	$—	$2,857,737
Liabilities and equity
Total current liabilities	$313,284	$—	$313,284
Long-term debt	1,625,772	—	1,625,772
Deferred tax liabilities	67,017	—	67,017
Deferred revenue and customer deposits	12,666	—	12,666
Operating lease liabilities - non-current	119,322	—	119,322
Common stock warrant liabilities	—	34,049	34,049
Other non-current liabilities	38,603	—	38,603
Long-term liabilities	1,863,380	34,049	1,897,429
Total liabilities	2,176,664	34,049	2,210,713
Commitments and contingencies
Class A common stock: $0.0001 par, 400,000,000 shares authorized and 110,555,295 shares issued and outstanding at March 31, 2020	11	—	11
Class B common stock: $0.0001 par, 100,000,000 shares authorized and 8,024,419 shares issued and outstanding at March 31, 2020	1	—	1
Additional paid-in-capital	2,402,195	6,610	2,408,805
Accumulated other comprehensive loss	(89,974)	—	(89,974)
Accumulated deficit	(1,692,917)	(40,659)	(1,733,576)
Total shareholders' equity	619,316	(34,049)	585,267
Non-controlling interest	61,757	—	61,757
Total equity	681,073	(34,049)	647,024
Total liabilities and equity	$2,857,737	$—	$2,857,737

	Three Months Ended March 31, 2020 (unaudited)
(in thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Operating income	$25,373	$—	$25,373
Interest expense	28,257	—	28,257
Fair value gain on common stock warrant liabilities	—	(95,329)	(95,329)
(Loss) income before income tax	(2,884)	95,329	92,445
Income tax benefit	790	—	790
Net (loss) income	(3,674)	95,329	91,655
Net loss attributable to non-controlling interest, net of tax	(130)	—	(130)
Net (loss) income attributable to WillScot Mobile Mini common shareholders	$(3,544)	$95,329	$91,785

(Loss) earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$(0.03)	$0.87	$0.84
Diluted	$(0.03)	$(0.02)	$(0.05)
Weighted average shares:
Basic	109,656,646	—	109,656,646
Diluted	109,656,646	3,016,351	112,672,997

	Three Months Ended March 31, 2020 (unaudited)
(in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net (loss) income	$(3,674)	$95,329	$91,655
Adjustments to reconcile net (loss) income to net cash provided by operating activities:	42,022	—	42,022
Fair value gain on common stock warrant liabilities	—	(95,329)	(95,329)
Net cash provided by operating activities	38,348	—	38,348
Net cash used in investing activities	(30,540)	—	(30,540)
Net cash used in financing activities	(5,582)	—	(5,582)
Effect of exchange rate changes on cash and cash equivalents	(629)	—	(629)
Net change in cash and cash equivalents	1,597	—	1,597
Cash and cash equivalents at the beginning of the period	3,045	—	3,045
Cash and cash equivalents at the end of the period	$4,642	$—	$4,642
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
Stock options vest in tranches over a period of four years and expire ten years from the grant date. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted-average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model was based on a blend of peer group volatility and Company trading history as the Company did not have a sufficient trading history as a stand-alone public company. Future calculations will use the Company trading history. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes option-pricing model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. WillScot Mobile Mini has never declared or paid a cash dividend on common shares.
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
Rental equipment is leased primarily under operating leases and, from time to time, under sales-type lease arrangements. Operating lease minimum contractual terms within the NA Modular segment, as defined in Note 20, generally range from 1 month to 60 months and averaged approximately 9 months across this segment's rental fleet for the year ended December 31, 2020. Rental contracts with customers within the NA Storage and UK Storage segments are generally based on a 28-day rate and billing cycle. The rental continues until cancelled by the Company or the customer. There were no material sales-type lease arrangements as of December 31, 2020 or 2019.
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
Warrants
The Company accounts for warrants in accordance with applicable accounting guidance provided in ASC 815-40, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. In periods subsequent to issuance, warrants classified as liabilities are subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations.
The Company accounts for its warrants in the following ways: (i) the 2015 Private Warrants as liabilities for all periods presented, (ii) the 2015 Public Warrants as liabilities through their final redemption in February 2020 and (iii) the 2018 Warrants as liabilities until June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled.
Prior to their redemption, the Company's 2015 Public Warrants traded in active markets. When classified as liabilities, warrants traded in active markets with sufficient trading volume represent Level 1 financial instruments as they were publicly traded in active markets and thus had observable market prices which were used to estimate the fair value adjustments for the related common stock warrant liabilities. When classified as liabilities, warrants not traded in active markets, or traded with insufficient volume, represent Level 3 financial instruments that are valued using a Black-Scholes option-pricing model to estimate the fair value adjustments for the related common stock warrant liabilities.
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
In August 2020, the FASB issued ASU 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in the ASU are effective for public entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of the pronouncement on its consolidated financial statements.
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

NOTE 2 - Business Combinations and Acquisitions (as restated)
Tyson Acquisition
On January 3, 2018, the Company acquired all of the issued and outstanding membership interests of Onsite Space LLC, d/b/a Tyson Onsite (“Tyson”) for $24.0 million in cash consideration, net of cash acquired.
ModSpace Acquisition
On August 15, 2018, the Company acquired Modular Space Holdings, Inc. ("ModSpace"), a privately-owned national provider of modular and portable storage units.
Purchase Price
The aggregate purchase price for ModSpace was $1.2 billion and consisted of (i) $1.1 billion in cash, (ii) 6,458,229 shares of WillScot's Class A Common Stock (the "Stock Consideration") with a fair market value of $95.8 million, (iii) warrants to purchase an aggregate of 10,000,000 shares of WillScot’s Class A Common Stock at an exercise price of $15.50 per share with a fair market value of $52.3 million, and (iv) a working capital adjustment of $4.7 million.
The acquisition was funded by the net proceeds of WillScot's issuance of 9,200,000 shares of Class A Common Stock, the net proceeds of the issuance of $300.0 million in senior secured notes and $200.0 million in unsecured notes, and borrowings under the ABL Facility.
As of the date of acquisition, the fair market values of the Stock Consideration and 2018 Warrants were $14.83 per share and $5.23 per warrant, respectively, with the warrant values determined using a Black-Scholes option-pricing model. The fair market value of the Class A shares was determined utilizing the $15.78 per share closing price of the Company's shares on August 15, 2018, discounted by 6.0%, to reflect a lack of marketability based on the lock-up restrictions contemplated by the merger agreement.
The estimated fair values of the Stock Consideration and 2018 Warrants are Level 3 fair value measurements, as defined in Note 16. The fair value of each share and warrant was estimated using the Black-Scholes option-pricing model. The following table summarizes the key inputs utilized to determine the fair value of the Stock Consideration and 2018 Warrants included within the purchase price of ModSpace.

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

(unaudited, in thousands)	Year Ended December 31, 2018 (as restated) (a)
WillScot revenues	$751,412
ModSpace revenues	312,609
Pro forma revenues	$1,064,021

WillScot loss from operations before income tax	$(68,342)
ModSpace loss from operations before income tax	(7,457)
Loss from operations before income tax before pro forma adjustments	(75,799)
Pro forma adjustments to combined loss from operations before income tax:
Impact of fair value adjustments/useful life changes on depreciation	10,135
Intangible asset amortization	(625)	(b)
Interest expense	(41,178)	(c)
Elimination of ModSpace interest	20,279	(d)
Pro forma loss from operations before income tax	(87,188)	(e)
Income tax benefit	(43,462)	(f)
Pro forma net loss	$(43,726)
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

The tables below present unaudited pro forma combined statements of operations information for the years ended December 31, 2020 and 2019:

(unaudited, in thousands)	Year Ended December 31, 2020 (as restated)	Year Ended December 31, 2019 (as restated)
WillScot revenues	$1,367,645	$1,063,665
Mobile Mini revenues	284,240	620,018
Pro forma revenues	$1,651,885	$1,683,683

WillScot Mobile Mini pretax income (loss)	$23,889	$(123,356)	(a)
Mobile Mini pretax income	37,875	111,705
Pro forma pretax income	61,764	(11,651)
Pro forma adjustments to combined pretax income:
Elimination of Merger transaction costs	80,852	—	(b)
Impact of fair value mark-ups on rental fleet depreciation	(2,334)	(4,667)	(c)
Other depreciation expense and intangible asset amortization	(11,397)	(22,399)	(d)
Interest expense	(6,113)	(1,916)	(e)
Elimination of Mobile Mini interest	15,921	39,672	(f)
Elimination of loss on extinguishment of debt	19,682	1,512	(g)
Pro forma pretax income	158,375	551
Income tax expense	(34,549)	(28,892)	(h)
Pro forma net income	$123,826	$(28,341)

(a)	Excludes impact of non-controlling interest which was eliminated as part of the Sapphire Exchange. See Note 12.
(b)	Eliminates discrete Merger transaction costs incurred as a result of the Mobile Mini Merger.
(c)	Depreciation on rental equipment and property, plant and equipment were adjusted for the preliminary determination of the fair value of equipment acquired in the Mobile Mini Merger.
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

(h)
Reflects the recorded income tax provision plus the adjustment to recognize the income tax impacts of the unaudited pro forma adjustments for which a tax expense is recognized using a US federal and state statutory tax rate of 25.5%. This rate may vary from the effective tax rates of the historical and combined businesses. In addition, eliminates the 2020 reversal of $54.6 million of valuation allowance as a result of reassessment of the realizability of deferred tax assets as a result of the Merger. See Note 14.

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

As discussed further in Note 2, the Company acquired Mobile Mini on July 1, 2020. Goodwill was preliminarily allocated to the NA Storage, UK Storage and Tank and Pump segments, as defined in Note 20, in the amounts of $726.5 million, $59.2 million and $143.3 million, respectively. The Company expects to finalize the valuation of the acquired net assets of Mobile Mini, including the final assignment of goodwill to reporting units, within the one-year measurement period from the date of acquisition. The Company expects any adjustments to goodwill for financial reporting to be non-deductible for income tax purposes.
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
In connection with the Sapphire Exchange described above, stock compensation vesting and stock option exercises described in Note 18, and the warrant exercises described below, the Company issued 13,792,582 shares of Common Stock during the year ended December 31, 2020.
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
NOTE 13 - Warrants (as restated)
Warrants
2015 Public Warrants
WillScot was incorporated under the name Double Eagle Acquisition Corporation ("DEAC") on June 26, 2015. On November 29, 2017, DEAC acquired Williams Scotsman International, Inc. (“WSII”) from Algeco Scotsman Global S.à r.l., which is majority owned by an investment fund managed by TDR Capital (the “Business Combination”). In connection with the Business Combination, DEAC domesticated to Delaware and changed its name to WillScot Corporation.
As part of its initial public offering, DEAC issued 2015 Public Warrants. Each 2015 Public Warrant entitled the holder to purchase one-half of one share of WillScot Class A Common Stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. The Company was able to redeem the 2015 Public Warrants for $0.01 per warrant if the closing price of WillScot’s Class A shares equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sent a notice of redemption to the warrant holders, providing for a 30-day notice period.

2015 Public Warrant Exchange
On November 8, 2018, WillScot commenced an offer to exchange the 2015 Public Warrants for shares of its Class A Common Stock in a cashless transaction (the “Warrant Exchange”). In the tender offer, each warrant holder had the opportunity to receive 0.18182 registered share of Class A Common Stock in exchange for each warrant tendered by the holder and exchanged pursuant to the offer. In connection, with the Warrant Exchange 45,131,827 of the outstanding 69,499,694 warrants were tendered and accepted for exchange and 8,205,841 shares of Class A Common Stock were issued. The Company capitalized $1.8 million of offering expenses within additional paid-in capital in December 2018 in connection with the Warrant Exchange.
During the year ended December 31, 2019, 135,000 of the 2015 Public Warrants were exercised, resulting in the issuance of 67,500 shares of Class A Common Stock and $0.8 million in proceeds.
2015 Public Warrant Redemption
The Company's share price performance target was achieved on January 21, 2020 and, on January 24, 2020, the Company delivered a notice (the "Redemption Notice") to redeem all of its 2015 Public Warrants that remained unexercised on February 24, 2020. As further described in the Redemption Notice and permitted under the warrant agreement, holders of these warrants who exercised them following the date of the Redemption Notice were required to do so on a cashless basis. From January 1, 2020 through January 24, 2020, 796,610 warrants were exercised for cash, resulting in the Company receiving cash proceeds of $4.6 million and the Company issuing 398,305 shares of the Company's Class A Common Stock. After January 24, 2020 through February 24, 2020, 5,836,048 warrants were exercised on a cashless basis. An aggregate of 1,097,162 shares of the Company's Class A Common Stock was issued in connection with these cashless exercises. Thereafter, the Company completed the redemption of 38,509 remaining warrants under the Redemption Notice for $0.01 per warrant. At December 31, 2020, no 2015 Public Warrants were outstanding.
2015 Private Warrants
DEAC also issued the 2015 Private Warrants to purchase its Common Stock in a private placement concurrently with its initial public offering. The 2015 Private Warrants were purchased at a price of $0.50 per unit for an aggregate purchase price of $9.75 million. The 2015 Private Warrants are identical to the 2015 Public Warrants, except that, if held by certain original investors (or their permitted assignees), the 2015 Private Warrants may be exercised on a cashless basis and are not subject to redemption.
During the year ended December 31, 2020, 4,781,700 2015 Private Warrants were repurchased for $21.6 million and cancelled. Additionally, 70,000 2015 Private Warrants were exercised, resulting in the Company receiving cash proceeds of $0.4 million and issuing 35,000 shares of Common Stock.
At December 31, 2020, 12,710,000 2015 Private Warrants were outstanding.
2018 Warrants
In connection with the ModSpace acquisition in 2018, WillScot issued the 2018 Warrants to purchase approximately 10.0 million WillScot Class A common shares to former shareholders of ModSpace. Each 2018 Warrant entitles the holder thereof to purchase one share of WillScot Class A Common Stock at an exercise price of $15.50 per share, subject to potential adjustment. Subject to limited exception, the 2018 Warrants were not exercisable or transferable until February 11, 2019. The 2018 Warrants expire on November 29, 2022. Under a registration rights agreement dated July 26, 2018, WillScot agreed to file a registration statement by the six-month anniversary of the issuance date. The registration statement became effective February 12, 2019.
During the year ended December 31, 2019, the Company repurchased and terminated 22,063 of the 2018 Warrants for less than $0.1 million.
During the year ended December 31, 2020, 195,410 2018 warrants were exercised, on a cashless basis, and 38,802 shares of the Company's Common Stock were issued. Also during the year ended December 31, 2020, the Company repurchased and subsequently cancelled 51,865 2018 warrants for approximately $0.3 million. At December 31, 2020, 9,730,241 2018 Warrants were outstanding.
The Company accounts for its warrants in the following ways: (i) the 2015 Private Warrants as liabilities for all periods presented, (ii) the 2015 Public Warrants as liabilities through their final redemption in February 2020 and (iii) the 2018 Warrants as liabilities until June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled.

The Company determined the following fair values for the outstanding warrants recorded as liabilities at December 31:

(in thousands)	2020 (as restated)	2019 (as restated)
2015 Public Warrants	$—	$22,682
2015 Private Warrants	77,404	72,705
2018 Warrants	—	58,369
Total	$77,404	$153,756

NOTE 14 – Income Taxes (as restated)
The components of income tax (benefit) expense for the years ended December 31, 2020, 2019 and 2018 are comprised of the following:

(in thousands)	2020	2019	2018
US Federal and State
Current	$1,601	$827	$668
Deferred	(58,026)	1,904	(36,149)
Outside of US
Current	2,104	(395)	924
Deferred	2,870	(4,527)	(4,043)
Total income tax benefit	$(51,451)	$(2,191)	$(38,600)

Income tax results differed from the amount computed by applying the US statutory income tax rate of 21% to the income (loss) before income taxes for the following reasons for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
	(as restated)	(as restated)	(as restated)
Income (loss) before income tax
US	$6,597	$(119,099)	$(56,994)
Non-US	17,292	(4,257)	(11,348)
Total income (loss) before income tax	$23,889	$(123,356)	$(68,342)

US Federal statutory income tax expense (benefit)	$5,017	$(25,905)	$(14,352)
Effect of tax rates in foreign jurisdictions	128	(207)	(626)
State income tax expense (benefit), net of federal benefit	3,962	1,829	(2,478)
Unremitted foreign earnings	—	—	(6,793)
Valuation allowances	(56,479)	961	(11,871)
Non-deductible items	187	(233)	—
Non-deductible executive compensation	1,449	490	—
Non-deductible transaction costs	4,425	(12)	1,134
Non-deductible (non-taxable) remeasurement of common stock warrant liabilities	(727)	23,021	(5,004)
Uncertain tax positions	(11,166)	—	—
Tax law changes (excluding valuation allowance) (a)	2,523	(2,785)	64
Other	(770)	650	1,326
Reported income tax benefit	$(51,451)	$(2,191)	$(38,600)
Effective income tax rate	(215.38)%	1.78%	56.48%

(a)	Tax law changes include the following amounts: 2020 and 2019 primarily represents changes in tax law in non-US jurisdictions and 2018 primarily represents US tax reform items.

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

NOTE 16 - Fair Value Measures (as restated)
The fair value of financial assets and liabilities are included at the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
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
The following table shows the carrying amounts and fair values of financial liabilities which are disclosed, but not measured, at fair value, including their levels in the fair value hierarchy:

	December 31, 2020				December 31, 2019
	(as restated)				(as restated)
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
US ABL Facilities(a)	$1,263,833	$—	$1,304,612	$—	$885,245	$—	$903,000	$—
Multicurrency Facility(a)	—	$—	—	—	—	—	—	—
2022 Secured Notes(a)	—	—	—	—	264,576	—	282,250	—
2023 Secured Notes(a)	—	—	—	—	482,768	—	517,334	—
2025 Secured Notes(a)	637,068	—	694,876	—	—	—	—	—
2028 Secured Notes(a)	491,555	—	518,820	—	—	—	—	—
Total	$2,392,456	$—	$2,518,308	$—	$1,632,589	$—	$1,702,584	$—
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
Prior to their redemption, the Company’s 2015 Public Warrants traded in active markets. When classified as liabilities, warrants traded in active markets with sufficient trading volume represent Level 1 financial instruments as they were publicly traded in active markets and thus had observable market prices which were used to estimate the fair value adjustments for the related common stock warrant liabilities. When classified as liabilities, warrants not traded in active markets, or traded with insufficient volume, represent Level 3 financial instruments that are valued using a Black-Scholes option-pricing model to estimate the fair value adjustments for the related common stock warrant liabilities.
The following table shows the carrying amounts and fair values of financial liabilities for which are measured at fair value:

	December 31, 2020				December 31, 2019
	(as restated)				(as restated)
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
2015 Public Warrants	—	—	—	—	22,682	22,682		—
2015 Private Warrants	77,404	—	—	77,404	72,705	—	—	72,705
2018 Warrants	—	—	—		58,369	—	—	58,369
Total	$77,404	$—	$—	$77,404	$153,756	$22,682	$—	$131,074
Level 3 Disclosures
The Company utilizes a Black Scholes option-pricing model to value the 2015 Private Warrants and 2018 Warrants at each reporting period and transaction date, with changes in fair value recognized in the statements of operations. The estimated fair value of the common stock warrant liability is determined using Level 3 inputs. Inherent in the pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the US Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2020	December 31, 2019
	2015 Private Warrants	2015 Private Warrants	2018 Warrants
	(as restated)	(as restated)	(as restated)
Stock Price	23.17	18.49	18.49
Strike Price	11.50	11.50	15.50
Expected Life	1.91	2.91	2.91
Volatility	41.2%	33.3%	33.3%
Risk Free rate	0.13%	1.61%	1.61%
Dividend yield	—	—	—
Fair value of warrants	$12.17	$8.29	$5.85

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020:

(in thousands)	2015 Private Warrants	2018 Warrants
	(as restated)	(as restated)
Balance- beginning of year	$72,705	$58,369
Exercise or conversion	(359)	(416)
Repurchase	(24,970)	—
Measurement adjustment	30,028	(31,737)
Reclassification to equity at June 30, 2020	—	(26,216)
Balance- end of year	$77,404	$—

The 2018 Warrants were reclassified to equity at June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled. Therefore, the 2018 Warrants were not recorded at fair value at December 31, 2020.
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2019:

(in thousands)	2015 Private Warrants	2018 Warrants
	(as restated)	(as restated)
Balance- beginning of year	$21,532	$14,600
Transferred to public holders	(1,889)	—
Measurement adjustment	53,062	43,878
Repurchases	—	(109)
Balance- end of year	$72,705	$58,369

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
Segments (as defined in Note 20)
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

NOTE 18 - Stock-Based Compensation
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

NOTE 19 - Commitments and Contingencies
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

NOTE 20 - Segment Reporting (as restated)
As a result of the Merger, the Company has evaluated its operating structure and, accordingly, its segment structure and has determined it operates in four reportable segments as follows: North America Modular Solutions ("NA Modular"), North America Storage Solutions ("NA Storage"), United Kingdom Storage Solutions ("UK Storage") and Tank and Pump Solutions ("Tank and Pump"). The NA Modular segment aligns with the WillScot legacy business prior to the Merger and the NA Storage, UK Storage and Tank and Pump segments align with the Mobile Mini segments prior to the Merger. Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant.
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

The following tables present a reconciliation of the Company’s net income (loss) to Adjusted EBITDA for the years ended December 31, 2020, 2019, and 2018, respectively:

	Year Ended December 31,
(in thousands)	2020	2019	2018
	(as restated)	(as restated)	(as restated)
Net income (loss) attributable to WillScot Mobile Mini	$74,127	$(120,744)	$(25,210)
Net income (loss) attributable to non-controlling interest, net of tax	1,213	(421)	(4,532)
Loss on extinguishment of debt	42,401	8,755	—
Income tax benefit	(51,451)	(2,191)	(38,600)
Interest expense	119,886	122,504	98,433
Depreciation and amortization	243,830	187,074	134,740
Fair value (gain) loss on common stock warrant liabilities	(3,461)	109,622	(23,830)
Currency (gains) losses, net	(355)	(688)	2,454
Goodwill and other impairment charges	—	2,848	1,600
Restructuring costs, lease impairment expense and other related charges	11,403	12,429	15,468
Transaction costs	64,053	—	20,051
Integration costs	18,338	26,607	30,006
Stock compensation expense	9,879	6,686	3,439
Other	444	4,067	1,514
Adjusted EBITDA	$530,307	$356,548	$215,533

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

NOTE 22 - Quarterly Financial Data (as restated)
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2020.
In line with our filings with the SEC, prior to June 30, 2020, WillScot Mobile Mini refers to historical WillScot Corp. filed numbers. Post July 1, 2020, WillScot Mobile Mini refers to the combined company.

(in thousands, except share and per share data)	Quarter Ended (unaudited and as restated)
2020	March 31	June 30	September 30	December 31
Leasing and services revenue	$239,422	$241,783	$384,776	$409,622
Total revenue	$255,821	$256,862	$417,315	$437,647
Gross profit	$106,190	$109,964	$209,564	$234,255
Operating income	$25,373	$41,067	$25,012	$91,263
Net (loss) income	$91,655	$(14,130)	$(6,051)	$3,866
Net (loss) income attributable to WillScot Mobile Mini	$91,785	$(15,473)	$(6,051)	$3,866

(Loss) earnings per share - basic	$0.84	$(0.14)	$(0.03)	$0.02
(Loss) earnings per share - diluted	$(0.05)	$(0.14)	$(0.03)	$0.02
Weighted average shares - basic	109,656,646	110,692,426	226,649,993	228,637,826
Weighted average shares - diluted	112,672,997	110,692,426	226,649,993	233,625,946

(in thousands, except share and per share data)	Quarter Ended (unaudited and as restated)
2019	March 31	June 30	September 30	December 31
Leasing and services revenue	$227,292	$241,784	$249,411	$245,755
Total revenue	$253,685	$263,713	$268,222	$278,045
Gross profit	$103,331	$101,484	$99,307	$109,191
Operating income	$21,464	$26,294	$29,781	$39,986
Net loss(1)	$(27,574)	$(56,836)	$(1,197)	$(35,558)
Net loss attributable to WillScot Mobile Mini(1)	$(26,816)	$(56,004)	$(1,492)	$(36,432)

Loss per share - basic(1)	$(0.25)	$(0.52)	$(0.01)	$(0.33)
Loss per share - diluted(1)	$(0.25)	$(0.52)	$(0.02)	$(0.33)
Weighted average shares - basic(1)	108,523,269	108,693,924	108,720,857	108,793,847
Weighted average shares - diluted(1)	108,523,269	108,693,924	109,508,360	108,793,847
(1) Due to the impact of the restatement described in Note 1, amounts presented herein do not agree to amounts included within previously filed Form 10-Q’s. For the quarters ended March 31, June 30, September 30, and December 31, 2019: Net loss and Net loss attributable to WillScot Mobile Mini has been adjusted by ($17,545), ($45,398), ($2,193), and ($44,486), respectively; loss per share – basic has been adjusted by ($0.16), ($0.42), ($0.02), and ($0.40), respectively; loss per share – diluted has been adjusted by ($0.16), ($0.42), ($0.03), and ($0.40), respectively; and weighted average shares – dilutive has been adjusted by 0, 0, (2,535,605) and (5,286,212), respectively.

NOTE 23 - Earnings (Loss) Per Share (as restated)
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to WillScot Mobile Mini by the weighted average number of shares of Common Stock outstanding during the period. The shares of Common Stock issued as a result of the vesting of RSUs and RSAs as well as the exercise of stock options or redemption of warrants are included in EPS based on the weighted average number of days in which they were outstanding during the period.
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
Diluted EPS is computed similarly to basic EPS, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive. When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income available to common stockholders for the fair value (gain) loss on warrant liabilities and inclusion of the number of dilutive shares in the denominator.
The following table reconciles net income (loss) attributable to WillScot Mobile Mini common shareholders and the weighted average shares outstanding for the basic calculation to net income (loss) attributable to WillScot Mobile Mini common shareholders and the weighted average shares outstanding for the diluted calculation for the years ended December 31, 2020 2019 and 2018:

(in thousands)	2020 (as restated)	2019 (as restated)	2018 (as restated)
Numerator:
Net income attributable to common shareholders - basic	$74,127	$(120,744)	$(25,210)
Fair value (gain) loss on common stock warrant liabilities	(30,524)	—	(21,960)
Net income attributable to common shareholders - dilutive	$43,603	$(120,744)	$(47,170)

Denominator:
Weighted average Common Shares outstanding - basic	169,230	108,684	87,210
Dilutive effect of outstanding securities:
Warrants	752	—	1,741
RSAs	39	—	—
Time-Based RSUs	778	—	—
Performance-Based and Market-Based RSUs	544	—	—
Stock Options	634	—	—
Class B common shares	5,291	—	—
Weighted average Common Shares outstanding - dilutive	177,268	108,684	88,951

For the year ended December 31, 2020, Warrants representing 2,365,806 shares of Common Stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
For the year ended December 31, 2019, Class B Common Shares, Time-Based RSUs, Market-Based RSUs, RSAs, and Warrants representing 10,641,182, 323,422, 273,943, 12,213, and 2,320,423 shares of Common Stock, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
For the year ended December 31, 2018, Class B Common Shares, Time-Based RSUs, RSAs, and Warrants representing 10,641,182, 756,055, 78,094, and 4,308,198 shares of Common Stock, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. That evaluation included consideration of the views expressed in the SEC Staff Statement in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by SPACs. Prior to the SEC Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. This position was consistent with market practice, informed by third-party advisors with whom we consult from time to time on complex technical accounting matters, and was contained and fully disclosed in our audited financial statements, SEC filings and investor communications. However, based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed further in Note 1 to the consolidated financial statements, the Company’s management and the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting related to the accounting for warrants. As a result, a material weakness was determined to exist as described in Management’s Report on Internal Control Over Financial Reporting at December 31, 2020.
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
Under the supervision of the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's ICFR as of December 31, 2020 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that assessment, on February 26, 2021, we filed the Original Filing, at which time the Company's management determined that, as of December 31, 2020, the Company's ICFR was effective based on those criteria.
In connection with the restatement as discussed in Note 1 to the consolidated financial statements, management has reassessed the effectiveness of internal control over financial reporting as of December 31, 2020. Management now concludes that our internal control over financial reporting was not effective as of December 31, 2020 and identified a material weakness in our controls over the accounting for Warrants. The Company’s control to evaluate the accounting for warrants did not effectively apply the provisions of ASC 815-40 as further interpreted by the SEC on April 12, 2021, and the Company’s controls were not appropriately designed to reassess the classification of the warrants at each reporting date thereafter. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that the material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Subsequent to the SEC Staff Statement, we implemented a remediation plan that addressed the material weakness in internal control over financial reporting, which related to the accounting for our warrants. In connection with the warrant restatement on Form 10-K/A, the Company has conformed its accounting for its warrants to the SEC Statement. The Company has also designed and implemented a new control to reassess the classification of liability- or equity-classified warrants to conform the accounting for warrants consistent with the SEC Staff Statement, which will be executed at each reporting date by individuals with sufficient experience and training. The Company’s remediation plan has been implemented and as of April 30, 2021, we believe we have remediated this material weakness and will test the operational effectiveness of the control during 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control over Financial Reporting
As discussed in Note 2 to the consolidated financial statements included in this Amendment No. 1, the Company completed the Merger with Mobile Mini on July 1, 2020. As permitted by interpretive guidance for newly acquired businesses issued by the SEC Staff, management has excluded the ICFR of Mobile Mini from the evaluation of the Company's effectiveness of its ICFR as of December 31, 2020. Total assets and revenues of Mobile Mini that were excluded from management’s assessment constitute 26% of the Company’s consolidated total assets as of December 31, 2020 and 23% of consolidated total revenues for the year ended December 31, 2020. The Company is engaged in the process of integrating policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to ICFR.
In connection with the above described restatement, the Company has designed and implemented a new control to reassess the classification of liability- or equity-classified warrants consistent with the SEC Staff Statement, which control will be executed at each reporting date. This new control is being executed by individuals with sufficient experience and training.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Mobile Mini Holdings Corp.
Opinion on Internal Control Over Financial Reporting
We have audited WillScot Mobile Mini Holdings Corp.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, WillScot Mobile Mini Holdings Corp. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
In our report dated February 26, 2021, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the accounting for warrants, and has further concluded that such deficiency represented a material weakness as of December 31, 2020. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2020. Accordingly, our present opinion on the effectiveness of December 31, 2020’s internal control over financial reporting as of December 31, 2020, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls as of December 31, 2020 related to the Company’s accounting for warrants.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated February 26, 2021, except for the effects of the restatement described in Note 1, as to which the date is May 10, 2021, which expressed an unqualified opinion on those financial statements.
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

/s/ Ernst & Young LLP
Baltimore, Maryland
February 26, 2021, except for the effect of the material weakness described in the second paragraph above, as to which the date is May 10, 2021

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

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information to be included under the captions “Proposal 1 – Election of Directors,” “Codes of Business Conduct and Ethics,” and “Audit Committee,” if applicable, in the Company’s definitive proxy statement for the 2021 annual meeting of stockholders, filed with the Securities and Exchange Commission on April 23, 2021, is hereby incorporated by reference in answer to this item.

ITEM 11.    Executive Compensation
The information to be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” if applicable, in the Company’s definitive proxy statement for the 2021 annual meeting of stockholders, filed with the Securities and Exchange Commission on April 23, 2021, is hereby incorporated by reference in answer to this item.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information to be included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” if applicable, in the Company’s definitive proxy statement for the 2021 annual meeting of stockholders, filed with the Securities and Exchange Commission on April 23, 2021, is hereby incorporated by reference in answer to this item.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information to be included under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” if applicable, in the Company’s definitive proxy statement for the 2021 annual meeting of stockholders, filed with the Securities and Exchange Commission on April 23, 2021, is hereby incorporated by reference in answer to this item.

ITEM 14.    Principal Accounting Fees and Services
The information to be included under the caption “Independent Registered Public Accounting Firm Fee Information,” if applicable, in the Company’s definitive proxy statement for the 2021 annual meeting of stockholders, filed with the Securities and Exchange Commission on April 23, 2021, is hereby incorporated by reference in answer to this item.

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

WillScot Mobile Mini Holdings Corp.

		By:	/s/ CHRISTOPHER J. MINER
Date:	May 10, 2021		Christopher J. Miner
Executive Vice President & Chief Legal Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY L. SOULTZ	Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2021
Bradley L. Soultz

/s/ TIMOTHY D. BOSWELL	Chief Financial Officer (Principal Financial Officer)	May 10, 2021
Timothy D. Boswell

/s/ SALLY J. SHANKS	Chief Accounting Officer (Principal Accounting Officer)	May 10, 2021
Sally J. Shanks

/s/ ERIK OLSSON	Chairman of the Board	May 10, 2021
Erik Olsson

/s/ MARK S. BARTLETT	Director	May 10, 2021
Mark S. Bartlett

/s/ SARA R. DIAL	Director	May 10, 2021
Sara R. Dial

/s/ JEFFREY S. GOBLE	Director	May 10, 2021
Jeffrey S. Goble

/s/ GERARD E. HOLTHAUS	Director	May 10, 2021
Gerard E. Holthaus

/s/ GARY LINDSAY	Director	May 10, 2021
Gary Lindsay

/s/ KIMBERLY J. MCWATERS	Director	May 10, 2021
Kimberly J. McWaters

/s/ STEPHEN ROBERTSON	Director	May 10, 2021
Stephen Robertson

/s/ JEFF SAGANSKY	Director	May 10, 2021
Jeff Sagansky

/s/ MICHAEL W. UPCHURCH	Director	May 10, 2021
Michael W. Upchurch