Form 10-Q
period 2021-03-31
WillScot Mobile Mini Holdings Corp.
filed 2021-05-10
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

2

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2021 (unaudited)	December 31, 2020 (as restated)
Assets
Cash and cash equivalents	$26,934	$24,937
Trade receivables, net of allowances for credit losses at March 31, 2021 and December 31, 2020 of $31,630 and $29,258, respectively	322,425	330,942
Inventories	24,132	21,655
Prepaid expenses and other current assets	28,152	29,954
Assets held for sale	2,413	12,004
Total current assets	404,056	419,492
Rental equipment, net	2,928,682	2,933,722
Property, plant and equipment, net	300,687	303,650
Operating lease assets	229,260	232,094
Goodwill	1,179,421	1,171,219
Intangible assets, net	481,199	495,947
Other non-current assets	15,570	16,081
Total long-term assets	5,134,819	5,152,713
Total assets	$5,538,875	$5,572,205
Liabilities and equity
Accounts payable	$111,408	$106,926
Accrued expenses	133,036	141,672
Deferred revenue and customer deposits	139,575	135,485
Operating lease liabilities - current	48,366	48,063
Current portion of long-term debt	16,229	16,521
Total current liabilities	448,614	448,667
Long-term debt	2,454,024	2,453,809
Deferred tax liabilities	315,244	307,541
Operating lease liabilities - non-current	180,823	183,761
Common stock warrant liabilities	99,781	77,404
Other non-current liabilities	34,500	37,150
Long-term liabilities	3,084,372	3,059,665
Total liabilities	3,532,986	3,508,332
Commitments and contingencies (see Note 17)
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 226,815,146, and 229,038,158 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	23	23
Additional paid-in-capital	3,782,649	3,852,291
Accumulated other comprehensive loss	(29,996)	(37,207)
Accumulated deficit	(1,746,787)	(1,751,234)
Total shareholders' equity	2,005,889	2,063,873
Total liabilities and equity	$5,538,875	$5,572,205

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020 (as restated)
Revenues:
Leasing and services revenue:
Leasing	$315,662	$188,352
Delivery and installation	83,504	51,070
Sales revenue:
New units	10,955	9,613
Rental units	15,202	6,786
Total revenues	425,323	255,821
Costs:
Costs of leasing and services:
Leasing	69,895	49,809
Delivery and installation	70,136	43,865
Costs of sales:
New units	7,109	6,203
Rental units	9,105	3,806
Depreciation of rental equipment	55,698	45,948
Gross profit	213,380	106,190
Expenses:
Selling, general and administrative	116,485	65,537
Transaction costs	844	9,431
Other depreciation and amortization	18,324	3,074
Lease impairment expense and other related charges	1,253	1,661
Restructuring costs	3,142	(60)
Currency losses, net	36	898
Other (income) expense, net	(1,988)	276
Operating income	75,284	25,373
Interest expense	29,964	28,257
Fair value loss (gain) on common stock warrant liabilities	27,207	(95,329)
Loss on extinguishment of debt	3,185	—
Income before income tax	14,928	92,445
Income tax expense	10,481	790
Net income	4,447	91,655
Net loss attributable to non-controlling interest, net of tax	—	(130)
Net income attributable to WillScot Mobile Mini	$4,447	$91,785

Earnings (loss) per share attributable to WillScot Mobile Mini common shareholders
Basic	$0.02	$0.84
Diluted	$0.02	$(0.05)
Weighted average shares:
Basic	228,293,197	109,656,646
Diluted	234,720,295	112,672,997

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020 (as restated)
Net income	$4,447	$91,655
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0 and $0 for the three months ended March 31, 2021 and 2020, respectively	5,034	(21,144)
Net gain (loss) on derivatives, net of income tax expense of $667 and $0 for the three months ended March 31, 2021 and 2020, respectively	2,177	(8,758)
Total other comprehensive income (loss)	7,211	(29,902)
Comprehensive income	11,658	61,753
Comprehensive loss attributable to non-controlling interest	—	(2,833)
Total comprehensive income attributable to WillScot Mobile Mini	$11,658	$64,586

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended March 31, 2021
	Common Stock(1)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020 (as restated)	229,038	$23	$3,852,291	$(37,207)	$(1,751,234)	$2,063,873
Net income	—	—	—	—	4,447	4,447
Other comprehensive income	—	—	—	7,211	—	7,211
Stock-based compensation and issuance of Common Stock from vesting	229	—	4,951	—	—	4,951
Repurchase and cancellation of Common Stock and warrants	(2,793)	—	(76,788)	—	—	(76,788)
Receipts from issuance of Common Stock from the exercise of options	341	—	5,414	—	—	5,414
Withholding taxes on net share settlement of stock-based compensation	—	—	(3,219)	—	—	(3,219)
Balance at March 31, 2021	226,815	$23	$3,782,649	$(29,996)	$(1,746,787)	$2,005,889

Three Months Ended March 31, 2020 (as restated)
	Class A Common Stock(1)		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	108,819	$11	8,024	$1	$2,378,733	$(62,775)	$(1,825,361)	$490,609	$64,590	$555,199
Net income (loss)	—	—	—	—	—	—	91,785	91,785	(130)	91,655
Other comprehensive loss	—	—	—	—	—	(27,199)	—	(27,199)	(2,703)	(29,902)
Stock-based compensation and issuance of Common Stock from vesting	239	—	—	—	1,787	—	—	1,787	—	1,787
Receipts from issuance of Common Stock from warrant exercises and redemptions	1,497	—	—	—	28,958	—	—	28,958	—	28,958
Withholding taxes on net share settlement of stock-based compensation	—	—	—	—	(673)	—	—	(673)	—	(673)
Balance at March 31, 2020	110,555	$11	8,024	$1	$2,408,805	$(89,974)	$(1,733,576)	$585,267	$61,757	$647,024

(1) See Note 1 for information regarding the Company's conversion of Class A Common Stock to Common Stock on July 1, 2020 concurrent with the Merger.

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020 (as restated)
Operating activities:
Net income	$4,447	$91,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,855	49,764
Provision for credit losses	8,516	3,392
Gain on sale of rental equipment and other property, plant and equipment	(8,128)	(2,980)
Amortization of debt discounts and debt issuance costs	3,565	2,896
Fair value loss (gain) on common stock warrant liabilities	27,207	(95,329)
Loss on extinguishment of debt	3,185	—
Stock-based compensation expense	4,951	1,787
Deferred income tax benefit	8,057	684
Unrealized currency losses (gains), net	(64)	891
Changes in operating assets and liabilities:
Trade receivables	341	636
Inventories	(2,452)	281
Prepaid and other assets	2,995	(5,701)
Operating lease assets and liabilities	183	(280)
Accrued interest	3,394	(3,540)
Accounts payable and other accrued expenses	(13,096)	(9,760)
Deferred revenue and customer deposits	4,115	3,952
Net cash provided by operating activities	122,071	38,348
Investing activities:
Proceeds from sale of rental equipment	15,202	6,786
Purchase of rental equipment and refurbishments	(52,535)	(39,648)
Proceeds from the sale of property, plant and equipment	13,729	3,840
Purchase of property, plant and equipment	(7,307)	(1,518)
Net cash used in investing activities	(30,911)	(30,540)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options	5,414	4,580
Repurchase and cancellation of Common Stock and warrants	(81,618)	—
Receipts from borrowings	162,000	35,793
Repayment of borrowings	(166,112)	(45,282)
Payment of debt extinguishment premium costs	(1,950)	—
Principal payments on finance lease obligations	(3,735)	—
Taxes paid on employee stock awards	(3,219)	(673)
Net cash used in financing activities	(89,220)	(5,582)
Effect of exchange rate changes on cash and cash equivalents	57	(629)
Net change in cash and cash equivalents	1,997	1,597
Cash and cash equivalents at the beginning of the period	24,937	3,045
Cash and cash equivalents at the end of the period	$26,934	$4,642

Supplemental cash flow information:
Interest paid	$20,089	$27,384
Income taxes paid, net	$588	$4
Capital expenditures accrued or payable	$25,975	$22,345

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
On July 1, 2020, WillScot Corporation, a Delaware corporation (“WillScot”), and Mobile Mini, Inc. (“Mobile Mini”) merged (the “Merger”). Immediately following the Merger, WillScot changed its name to “WillScot Mobile Mini Holdings Corp.” and filed an amended and restated certificate of incorporation (the "A&R Charter"), which reclassified all outstanding shares of WillScot Class A Common Stock and converted such shares into shares of Common Stock, par value $0.0001 per share, of WillScot Mobile Mini ("WillScot Mobile Mini Common Stock"). The WillScot Class A Common Stock was listed on the Nasdaq Capital Market (Nasdaq: WSC) up until the Merger, and the WillScot Mobile Mini Common Stock has been listed on the Nasdaq Capital Market (Nasdaq: WSC) since the Merger. As used herein, the term “Common Stock” or “the Company’s Common Stock” refers to WillScot Class A Common Stock prior to filing of the A&R Charter on July 1, 2020 and to WillScot Mobile Mini Common Stock as of and following the filing of the A&R Charter July 1, 2020.
The preparation of financial statements in accordance with US Generally Accepted Accounting Principles (“GAAP”) requires that our condensed consolidated financial statements and most of the disclosures in these notes be presented on a historical basis. Unless the context otherwise requires, the terms “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to WillScot Mobile Mini, when referring to periods on or after July 1, 2020 (after the Merger).
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
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020.
Restatement of Previously Reported Financial Statements
The notes included herein should be read in conjunction with the Company's restated audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A filed with the SEC on May 10, 2021 (the "2020 Form 10-K/A").
As previously disclosed in the 2020 Form 10-K/A, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 to make the necessary accounting adjustments related to warrant accounting. The Company has restated herein its condensed consolidated financial statements for the quarter ended March 31, 2020 and related amounts within the accompanying footnotes to the condensed consolidated financial statements. For the quarter ended March 31, 2020, restated net income attributable to WillScot Mobile Mini is $91.8 million, an increase of $95.3 million from the previously disclosed net loss of $3.5 million.
Recently Issued and Adopted Accounting Standards
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), which is elective, and provides for optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company is currently evaluating the impact of reference rate reform and the potential impact of adoption of these elective practical expedients on its condensed consolidated financial statements and does not expect the impact to be material.

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
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. On January 1, 2021, the Company adopted ASU 2019-12 and the impact of adoption was not material to the Company's consolidated financial statements. The Company will apply the standard prospectively for intraperiod tax allocation, year-to-date losses that exceed anticipated annual losses and enacted changes in tax laws.

NOTE 2 - Acquisitions
Mobile Mini Merger
Purchase Price
Upon completion of the Merger on July 1, 2020, each issued and outstanding share of Mobile Mini Common Stock, par value $0.01 per share, converted to 2.405 shares of WillScot Class A Common Stock, par value $0.0001 per share, and cash in lieu of any fractional shares. The Company issued 106,426,721 shares of Class A Common Stock to Mobile Mini stockholders as consideration for the Merger. The trading price of the Class A Common Stock was $12.53 per share on the closing date. In addition, Mobile Mini stock options converted into WillScot Mobile Mini stock options. The purchase price was determined as follows:

(in thousands, except share and per share data)	July 1, 2020
Mobile Mini Common Stock outstanding	44,252,275
Share conversion ratio	2.405
Common Stock issued	106,426,721
Common Stock per share price as of July 1, 2020	$12.53
Fair value of shares of WillScot Class A Common Stock issued	$1,333,527
Cash paid for fractional shares	30
Fair value of Mobile Mini Options converted to WillScot Mobile Mini Options	19,279
Total purchase price	$1,352,836
The Merger was accounted for using the acquisition method of accounting, and WillScot was considered the accounting acquirer. Under the acquisition method of accounting, the Company assigned the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the closing date. The excess of the purchase price over those fair values was recorded as goodwill.
The purchase price for the Merger was assigned to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition, July 1, 2020. The Company recorded the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, contributory asset charges, and estimates made by management. The following table summarizes the July 1, 2020 preliminary fair values of the assets acquired and liabilities assumed. The final assignment of the fair value of the Merger, including the final valuation of acquired rental equipment, intangible assets and the related deferred tax liability and the final assignment of goodwill to reporting units, was not complete at March 31, 2021, but will be finalized within the allowable one-year measurement period.

Opening Balance Sheet

(in thousands)	July 1, 2020
Cash and cash equivalents	$17,203
Trade receivables	87,492
Inventories	8,987
Prepaid expenses and other current assets	13,717
Rental equipment	1,033,190
Property, plant and equipment	161,401
Operating lease assets	92,054
Intangible assets	374,500	(a)
Goodwill identified	936,173
Other non-current assets	2,519
Total identifiable assets acquired	$2,727,236
Accounts payable	(29,797)
Accrued expenses	(40,235)
Deferred revenue and customer deposits	(38,846)
Operating lease liabilities	(89,968)
Debt and finance lease liabilities	(897,244)
Deferred tax liabilities	(276,882)
Other long-term liabilities	(1,428)
Total liabilities assumed	(1,374,400)
Purchase Price	$1,352,836

(a)
The initial fair value estimates were calculated using preliminary estimates and assumptions which have been updated in the current reporting period as additional information was obtained during the measurement period. The underlying assets have been adjusted from those previously recorded accordingly. Intangible assets were reduced by approximately $8.0 million from amounts reported at December 31, 2020.

Mobile Mini generated $159.1 million of revenue and $26.9 million of pre-tax income in the three months ended March 31, 2021, which is included in the condensed consolidated financial statements of operations.
The pro forma results presented below give effect to the following as if they occurred on January 1, 2019:

(i)	The Merger
(ii)	Borrowings under the Company's 2025 Secured Notes and 2020 ABL Facility (both as defined in Note 9) used to repay certain debt in connection with the Merger
(iii)	Extinguishment of the Mobile Mini revolving credit facility and senior notes assumed in the Merger and immediately repaid
(iv)	Extinguishment of WillScot's 2017 ABL Facility and WillScot's 2022 Secured Notes (both as defined in Note 9) repaid in connection with the Merger
(v)	Elimination of WillScot's non-controlling interest and WillScot's Class B common stock in connection with the Merger. See Note 10 for further details.

The pro forma information is not necessarily indicative of the Company’s results of operations had the Merger been completed on January 1, 2019, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Merger.
The Company's results of operations for the three months ended March 31, 2021 represent the activities of the Company after the Merger. As a result, there were no differences between pro forma results and actual results on a reported basis.

The tables below present unaudited pro forma condensed combined statements of operations information for the three months ended March 31, 2020:

(in thousands)	Three Months Ended March 31, 2020 (as restated)
WillScot revenues	$255,821
Mobile Mini revenues	150,576
Pro forma revenues	$406,397

WillScot Mobile Mini income before income tax	$92,445	(a)
Mobile Mini income before income tax	14,907
Pro forma income before income tax	107,352
Pro forma adjustments to combined income before income tax:
Elimination of Merger transaction costs	24,651	(b)
Impact of fair value mark-ups on rental fleet depreciation	(1,167)	(c)
Other depreciation expense and intangible asset amortization	(5,669)	(d)
Interest expense	(2,564)	(e)
Elimination of Mobile Mini interest	8,712	(f)
Pro forma income before income tax	131,315
Income tax expense	(13,506)	(g)
Pro forma net income	$117,809

(a)	Excludes impact of non-controlling interest which was eliminated as part of the Sapphire Exchange. See Note 10.
(b)	Eliminates discrete transaction costs incurred as a result of the Mobile Mini Merger.
(c)	Depreciation on rental equipment and property, plant and equipment were adjusted for the preliminary determination of the fair value of equipment acquired in the Mobile Mini Merger.
(d)
Represents the differential in other depreciation and amortization expense related to the provisional fair value purchase accounting adjustments as a result of the Merger, principally the amortization of the Mobile Mini customer relationship estimated at $209,000 and a 13 year life.

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

Transaction and Integration Costs
The Company recorded $0.8 million and $9.4 million in transaction costs related to the Merger during the three months ended March 31, 2021 and 2020, respectively. The Company also recorded $7.3 million in integration costs related to the Merger within selling, general and administrative ("SG&A") expense for the three months ended March 31, 2021.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three months ended March 31, as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
US	$371,269	$235,328
Canada	23,584	16,706
Mexico	3,463	3,787
UK	27,007	—
Total revenues	$425,323	$255,821

Major Product and Service Lines
Equipment leasing is the Company's core business. This includes rental modular space, portable space and tank and pump units along with value added products and services ("VAPS"), which include furniture, steps, ramps, basic appliances, internet connectivity devices, and other items used by customers in connection with the Company's products. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services and removal services at the end of lease transactions.
The Company’s revenue by major product and service line for the three months ended March 31, was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Modular space leasing revenue	$169,952	$131,398
Portable storage leasing revenue	54,613	5,849
Tank and pump leasing revenue	15,760	—
VAPS and third party leasing revenues(a)	62,426	41,002
Other leasing-related revenue(b)	12,911	10,103
Leasing revenue	315,662	188,352
Delivery and installation revenue	83,504	51,070
Total leasing and services revenue	399,166	239,422
New unit sales revenue	10,955	9,613
Rental unit sales revenue	15,202	6,786
Total revenues	$425,323	$255,821

(a)	Includes $6.2 million and $4.0 million of service revenue for the three months ended March 31, 2021 and 2020, respectively.
(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.

Leasing and Services Revenue
The majority of revenue (73% and 72% for the three months ended March 31, 2021 and 2020, respectively) is generated by rental income subject to the guidance of ASU 2018-11, Leases (Topic 842) ("ASC 842"). The remaining revenue for the three months ended March 31, 2021 and 2020 is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
Receivables, Contract Assets and Liabilities
As reflected above, approximately 73% of the Company's rental revenue is generated by lease revenue subject to the guidance in ASC 842. The customers that are responsible for the remaining revenue accounted for under ASC 606 are generally the same customers that rent the Company's equipment. The Company manages credit risk associated with its accounts receivables at the customer level. As the same customers generate the revenues that are accounted for under both ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for credit losses address its total revenues. The Company's top five customers with the largest open receivables balances represented 5.0% of the total receivables balance as of March 31, 2021.
As of March 31, 2021 and December 31, 2020, the Company had approximately $75.4 million and $74.1 million, respectively, of deferred revenue that relates to removal services for lease transactions and advance billings for sale transactions, which are within the scope of ASC 606 and are included in deferred revenue and customer deposits in the condensed consolidated balance sheets. During the three months ended March 31, 2021, $19.3 million of previously deferred revenue relating to removal services for lease transactions and advance billings for sale transactions was recognized as revenue.
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
The primary costs to obtain contracts for new and rental unit sales with the Company's customers are commissions paid to its sales force. The Company pays its sales force commissions on the sale of new and rental units. For new and rental unit sales, the period benefited by each commission is less than one year, therefore the commissions are expensed as incurred.
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
The Company monitors ongoing credit exposure through an active review of customer balances against contract terms and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that the Company will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowances.
Activity in the allowance for credit losses was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of year	$29,258	$15,828
Net charges to bad debt expense and revenue	8,516	3,392
Write-offs	(5,813)	(2,744)
Foreign currency translation and other	(331)	(5)
Balance at end of period	$31,630	$16,471

NOTE 4 - Leases
As of March 31, 2021, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2021 (remaining)	$45,902	$14,383
2022	53,179	17,655
2023	42,937	14,204
2024	34,899	11,283
2025	28,057	11,391
Thereafter	69,774	14,790
Total lease payments	274,748	83,706
Less: interest	(45,559)	(6,155)
Present value of lease liabilities	$229,189	$77,551

Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.
The Company’s lease activity during the three months ended March 31, 2021 and 2020 was as follows:

(in thousands)	Three Months Ended March 31,
Financial Statement Line	2021	2020
Finance Lease Expense
Amortization of finance lease assets	$4,378	$—
Interest on obligations under finance leases	547	—
Total finance lease expense	$4,925	$—

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$1,106	$1,602
Selling, general and administrative	14,472	7,885
Lease impairment expense and other related charges	596	684
Short-term lease expense
Cost of leasing and services	6,379	7,300
Selling, general and administrative	552	386
Lease impairment expense and other related charges	—	212
Variable lease expense
Cost of leasing and services	1,802	1,832
Selling, general and administrative	1,838	867
Lease impairment expense and other related charges	176	287
Total operating lease expense	$26,921	$21,055
Lease impairment expense and other related charges relate to closed locations that are no longer used in operations as a result of consolidation activities within the Company. During the three months ended March 31, 2021, the Company recorded $1.3 million in lease impairment expense and other related charges which is comprised of $0.5 million loss on lease exit and impairment charges and $0.8 million in closed location rent expense. During the three months ended March 31, 2020, the Company recorded $1.7 million in lease impairment expense and other related charges which is comprised of $0.5 million loss on lease exit and $1.2 million in closed location rent expense.

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 was as follows:

(in thousands)	Three Months Ended March 31,
Supplemental Cash Flow Information	2021	2020
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16,458	$10,108
Financing cash outflows from finance leases	$4,320	$—

Right of use assets obtained in exchange for lease obligations	$10,878	$13,270
Assets obtained in exchange for finance leases	$3,366	$—
Weighted-average remaining operating lease terms and the weighted average discount rates as of March 31, 2021 and December 31, 2020 were as follows:

Lease Terms and Discount Rates	March 31, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases	6.3 years	6.4 years
Weighted-average discount rate - operating leases	5.6%	5.7%
Weighted-average remaining lease term - finance leases	4.5 years	4.6 years
Weighted-average discount rate - finance leases	2.9%	2.9%
The Company presents information related to leasing revenues in Note 3.

NOTE 5 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Raw materials	$21,665	$19,560
Finished units	2,467	2,095
Inventories	$24,132	$21,655

NOTE 6 - Rental Equipment, net
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Modular space units	$2,556,286	$2,520,704
Portable storage units	940,653	931,363
Tank and pump products	134,445	132,071
Value added products	148,135	143,652
Total rental equipment	3,779,519	3,727,790
Less: accumulated depreciation	(850,837)	(794,068)
Rental equipment, net	$2,928,682	$2,933,722

NOTE 7 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2019	$235,177
Acquisition of Mobile Mini	928,974
Effects of movements in foreign exchange rates	7,068
Balance at December 31, 2020	1,171,219
Changes to purchase accounting - Mobile Mini	7,199
Effects of movements in foreign exchange rates	1,003
Balance at March 31, 2021	$1,179,421
As discussed further in Note 2, the Company acquired Mobile Mini on July 1, 2020. Goodwill was preliminarily allocated to the NA Modular, NA Storage, UK Storage and Tank and Pump segments, as defined in Note 18, in the amounts of $285.0 million, $491.8 million, $59.2 million and $100.2 million, respectively. The Company expects to finalize the valuation of the acquired net assets of Mobile Mini, including the final assignment of goodwill to reporting units, within the one-year measurement period from the date of acquisition. The Company expects any adjustments to goodwill for financial reporting to be non-deductible for income tax purposes.
The Company had no goodwill impairment during the three months ended March 31, 2021 or the year ended December 31, 2020.

NOTE 8 - Intangibles
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	March 31, 2021
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Trade name - ModSpace	0.4	$3,000	$(2,625)	$375
Mobile Mini customer relationships	7.3	209,000	(18,488)	190,512
Technology	5.3	1,500	(188)	1,312
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$502,500	$(21,301)	$481,199

	December 31, 2020
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Trade name - ModSpace	0.7	$3,000	$(2,375)	$625
Mobile Mini customer relationships	8.0	217,000	(12,053)	204,947
Technology	5.5	1,500	(125)	1,375
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$510,500	$(14,553)	$495,947
As discussed in Note 2, the Company acquired Mobile Mini on July 1, 2020. The Company preliminarily recorded $164.0 million to indefinite-lived intangible assets and $210.5 million of intangibles subject to amortization related to Mobile Mini customer relationships and technology, respectively, in the NA Storage, UK Storage, and Tank and Pump segments. The

Company expects to finalize the valuation of the acquired net assets of Mobile Mini, including the related intangible assets, within the one-year measurement period from the date of acquisition. The Company expects any adjustments to intangible assets for financial reporting to be non-deductible for income tax purposes.
Based on the carrying value at March 31, 2021, future amortization of intangible assets is expected to be as follows for the years ended December 31:

(in thousands)
2021 (remaining)	$26,791
2022	26,416
2023	26,416
2024	26,416
2025	26,416
Thereafter	59,744
Total	$192,199

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	March 31, 2021	December 31, 2020
2025 Secured Notes	6.125%	2025	$573,930	$637,068
ABL Facility(a)	Varies	2025	1,326,988	1,263,833
2028 Secured Notes	4.625%	2028	491,784	491,555
Finance Leases	Varies	Varies	77,551	77,874
Total debt			2,470,253	2,470,330
Less: current portion of long-term debt			16,229	16,521
Total long-term debt			$2,454,024	$2,453,809
(a) As of both March 31, 2021 and December 31, 2020, the Company had no outstanding principal borrowings on the Multicurrency Facility and $7.6 million and $7.9 million, respectively, of related debt issuance costs. No related debt issuance costs were recorded as a direct offset against the principal borrowings on the Multicurrency Facility, and the $7.6 million and $7.9 million in excess of principal was included in other non-current assets on the condensed consolidated balance sheets.
Asset Backed Lending Facilities ("ABL Facility")
On November 29, 2017, Williams Scotsman Holdings Corp ("Holdings"), Williams Scotsman International, Inc. ("WSII") and certain of its subsidiaries entered into an ABL credit agreement (the “2017 ABL Facility”), as amended, that provided a senior secured revolving credit facility that matured on May 29, 2022. The 2017 ABL Facility consisted of (i) a $1.3 billion asset-backed revolving credit facility for WSII and certain of its domestic subsidiaries (the "2017 US ABL Facility"), (ii) a $140.0 million asset-based revolving credit facility (the "2017 Canadian ABL Facility") for certain Canadian subsidiaries of WSII, and (iii) an accordion feature that permitted the borrowers to increase the lenders’ commitments in an aggregate amount not to exceed $375.0 million, subject to the satisfaction of customary conditions and lender approval, plus any voluntary prepayments that are accompanied by permanent commitment reductions under the 2017 ABL Facility.
On July 1, 2020, in connection with the completion of the Merger, Holdings, WSII, and certain of its subsidiaries, entered into a new asset-based credit agreement, that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion (the “US Facility”), available to WSII and certain of its subsidiaries (collectively, the “US Borrowers”), and (ii) a $400 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility" together with the US Facility, the “2020 ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros by the US Borrowers, and certain of WSII’s wholly-owned subsidiaries organized in Canada and in the UK. On July 1, 2020, in connection with the completion of the Merger, approximately $1.5 billion of proceeds from the 2020 ABL Facility were used to repay the 2017 ABL Facility and the asset-backed lending facility assumed in the transaction with Mobile Mini, as well as to pay fees and expenses related to the Merger and the debt financing transactions. In connection with the repayment of the 2017 ABL facility, the Company wrote off $4.4 million of deferred financing costs to loss on extinguishment of debt in the third quarter of 2020. The 2020 ABL Facility matures July 1, 2025.

Borrowings under the 2020 ABL Facility initially bear interest at (i) in the case of US Dollars, at WSII’s option, either an adjusted LIBOR rate plus 1.875% or an alternative base rate plus 0.875%, (ii) in the case of Canadian Dollars, at WSII’s option, either a Canadian BA rate plus 1.875% or Canadian prime rate plus 0.875%, and (iii) in the case of Euros and British Pounds Sterling, an adjusted LIBOR rate plus 1.875%. The 2020 ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of 0.225% per annum. At March 31, 2021, the weighted average interest rate for borrowings under the 2020 ABL Facility was 1.99%. The weighted average interest rate on the balance outstanding as of March 31, 2021, as adjusted for the effects of the interest rate swap agreements was 2.85%. Refer to Note 16 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Line Cap. At March 31, 2021, the Line Cap was $2.4 billion and the Borrowers had $1.0 billion of available borrowing capacity under the 2020 ABL Facility, including $620.4 million under the US Facility and $400.0 million under the Multicurrency Facility. Borrowing capacity under the 2020 ABL Facility is made available for up to $205.9 million of letters of credit and up to $170.0 million of swingline loans. At March 31, 2021, letters of credit and bank guarantees carried fees of 2.00%. The Company had issued $14.1 million of standby letters of credit under the 2020 ABL Facility at March 31, 2021.
The Company had $1.4 billion outstanding principal under the 2020 ABL Facility at March 31, 2021. Debt issuance costs of $38.5 million were included in the carrying value of the 2020 ABL Facility at March 31, 2021.
2022 Senior Secured Notes
WSII had $270.0 million aggregate principal amount of 7.875% senior secured notes due December 15, 2022 (the “2022 Secured Notes”). In connection with the Merger and related financing transactions in the third quarter of 2020, using proceeds from the 2025 Secured Notes discussed below, the Company redeemed all of its 2022 Secured Notes.
2023 Senior Secured Notes
WSII had $490.0 million of 6.875% senior secured notes due August 15, 2023 (the “2023 Secured Notes”). On August 11, 2020, WSII redeemed 10% of the outstanding principal amount of the 2023 Secured Notes, $49.0 million. On August 25, 2020, the Company completed a private offering of its 2028 Secured Notes, discussed below, and used the offering proceeds to repay, along with expenses, the $441.0 million outstanding principal amount of its 2023 Secured Notes.
2025 Senior Secured Notes
In anticipation of the Merger, on June 15, 2020, Picasso Finance Sub, Inc., a newly-formed indirect finance subsidiary (the “Finance Sub”) of the Company, completed a private offering of $650.0 million in aggregate principal amount of its 6.125% senior secured notes due 2025 (the “2025 Secured Notes”). Finance Sub was merged into WSII on July 1, 2020. The offering proceeds were used to repay the 2022 Secured Notes, repay Mobile Mini senior notes assumed in the acquisition and pay certain fees and expenses related to the Merger and the related financing transactions.
On March 26, 2021, using cash on hand and borrowings on the 2020 ABL Facility, the Company redeemed 10% of the outstanding principal, $65.0 million, of its 2025 Secured Notes and recorded a loss on extinguishment of debt in the condensed consolidated statement of operations of $3.2 million comprised of a redemption premium of $1.9 million and write off of unamortized deferred financing fees of $1.3 million in the first quarter of 2021.
The 2025 Secured Notes mature on June 15, 2025 and bear interest at a rate of 6.125% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2020. Unamortized deferred financing costs pertaining to the 2025 Secured Notes were $11.1 million as of March 31, 2021.
2028 Senior Secured Notes
On August 25, 2020, the Company, completed a private offering of $500.0 million in aggregate principal amount of 4.625% senior secured notes due 2028 (the “2028 Secured Notes”). The 2028 Secured Notes mature on August 15, 2028. They bear interest at a rate of 4.625% per annum. Interest is payable semi-annually on August 15 and February 15 of each year, beginning February 25, 2021. Unamortized deferred financing cost pertaining to the 2028 Secured Notes were $8.2 million as of March 31, 2021.
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments as of March 31, 2021 and December 31, 2020.
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At March 31, 2021 and December 31, 2020, obligations under finance leases for certain real property and transportation related equipment were $77.6 million and $77.9 million, respectively. Refer to Note 4 for further information.

NOTE 10 – Equity
Common Stock
On June 30, 2020, as contemplated by the Merger Agreement, Sapphire Holding S.à r.l. ("Sapphire Holdings"), an affiliate of TDR Capital LLP (“TDR Capital”), exchanged each of its shares of common stock of Holdings for 1.3261 shares of newly issued WillScot Class A Common Stock (the "Sapphire Exchange"). As a result of the Sapphire Exchange, all issued and outstanding shares of WillScot’s Class B Common Stock, par value $0.0001 per share (the "Class B Common Stock"), were automatically canceled for no consideration and the existing exchange agreement was automatically terminated. As a result of the Sapphire Exchange, Sapphire Holdings became a wholly-owned subsidiary of WillScot. Sapphire Holdings received 10,641,182 shares of Common Stock of WillScot in the Sapphire Exchange. Prior to the Sapphire Exchange, Sapphire Holdings' ownership of Holdings was recorded as a non-controlling interest in the condensed consolidated financial statements. Subsequent to the Sapphire Exchange, the Company's subsidiaries are each wholly owned and there is no non-controlling interest. As a result of the Sapphire Exchange, non-controlling interest of $63.9 million was reclassified to $66.9 million of additional paid-in-capital and $(3.0) million to accumulated other comprehensive loss, on the condensed consolidated balance sheet.
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
On March 1, 2021, the Company repurchased and cancelled 2,750,000 shares of its Common Stock from Sapphire Holdings.
In connection with the stock compensation vesting events and stock option exercises described in Note 15, and the warrant exercises described below, the Company issued 570,197 shares of Common Stock during the three months ended March 31, 2021.
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
The Company may repurchase its shares in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and is conducted subject to the covenants in the agreements governing the Company's indebtedness.
During the three months ended March 31, 2021, the Company repurchased 3,056,217 shares of Common Stock and stock equivalents for $81.6 million, including the shares repurchased from Sapphire Holdings noted above. As of March 31, 2021, $133.9 million of the approved repurchase pool remains available.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the three months ended March 31, 2021 and 2020 were as follows:

(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2020	$(24,694)	$(12,513)	$(37,207)
Other comprehensive income (loss) before reclassifications	5,034	(760)	4,274
Reclassifications from AOCI to income	—	2,937	2,937
Balance at March 31, 2021	$(19,660)	$(10,336)	$(29,996)

(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2019	$(52,982)	$(9,793)	$(62,775)
Other comprehensive loss before reclassifications	(21,144)	(10,330)	(31,474)
Reclassifications from AOCI to income	—	1,572	1,572
Less other comprehensive loss attributable to non-controlling interest	1,913	790	2,703
Balance at March 31, 2020	$(72,213)	$(17,761)	$(89,974)

For the three months ended March 31, 2021 and 2020, $2.9 million and $1.6 million, respectively, was reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps discussed in Note 16. Associated with these reclassifications, the Company recorded a tax expense of $0.7 million and $0.0 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 11 – Warrants
Warrants
2015 Public Warrants
WillScot was incorporated under the name Double Eagle Acquisition Corporation ("DEAC") on June 26, 2015. On November 29, 2017, DEAC acquired Williams Scotsman International, Inc. (“WSII”) from Algeco Scotsman Global S.à.r.l., which is majority owned by an investment fund managed by TDR Capital (the “Business Combination”). In connection with the Business Combination, DEAC domesticated to Delaware and changed its name to WillScot Corporation.
As part of its initial public offering, DEAC issued warrants (the “2015 Public Warrants”). Each 2015 Public Warrant entitled the holder to purchase one-half of one share of Common Stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. On January 24, 2020, the Company delivered a notice (the "Redemption Notice") to redeem all of its 2015 Public Warrants that remained unexercised on February 24, 2020. As further described in the Redemption Notice and permitted under the Warrant Agreement, holders of these warrants who exercised them following the date of the Redemption Notice were required to do so on a cashless basis. From January 1, 2020 through January 24, 2020, 796,610 warrants were exercised for cash, resulting in the Company receiving cash proceeds of $4.6 million and the Company issuing 398,305 shares of the Company's Class A Common Stock. After January 24, 2020 through February 24, 2020, 5,836,048 warrants were exercised on a cashless basis. An aggregate of 1,097,162 shares of the Company's Class A Common Stock was issued in connection with these exercises. Thereafter, the Company completed the redemption of 38,509 remaining warrants under the Redemption Notice for $0.01 per warrant. At March 31, 2020, no Public Warrants were outstanding.
2015 Private Warrants
DEAC also issued warrants to purchase its Common Stock in a private placement concurrently with its initial public offering (the “2015 Private Warrants”). Each 2015 Private Warrant entitles the holder to purchase one-half of one share of Common Stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. Additionally, if held by certain original investors (or their permitted assignees), the 2015 Private Warrants may be exercised on a cashless basis and are not subject to redemption. The 2015 Private Warrants expire on November 29, 2022. During the three months ended March 31, 2021, 630,000 2015 Private Warrants were repurchased for $4.8 million and cancelled.

2018 Warrants
In connection with the Modular Space Holdings ("ModSpace") acquisition in 2018, WillScot issued warrants to purchase approximately 10.0 million shares of Common Stock (the "2018 Warrants") to former shareholders of ModSpace. Each 2018 Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $15.50 per share, subject to potential adjustment. During the three months ended March 31, 2021, 203,161 2018 Warrants were repurchased for $2.0 million and cancelled.
At March 31, 2021, the Company had 9,527,080 2018 Warrants and 12,080,000 2015 Private Warrants outstanding.
The Company accounted for its warrants in the following ways: (i) the 2015 Private Warrants as liabilities for all periods presented, (ii) the 2015 Public Warrants as liabilities through their final redemption in February 2020 and (iii) the 2018 Warrants as liabilities until June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled. The Company determined the following fair values for the outstanding common stock warrants recorded as liabilities:

(in thousands)	March 31, 2021	December 31, 2020 (as restated)
2015 Private Warrants	$99,781	$77,404

NOTE 12 – Income Taxes
The Company recorded income tax expense of $10.5 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 70.2% and 0.85%, respectively.
The effective tax rate for the three months ended March 31, 2021 significantly differs from the US federal statutory rate of 21% primarily due to the permanent add-back related to the mark to market accounting on the Company’s warrants. The effective tax rate for the three months ended March 31, 2020 is significantly different form the US statutory rate of 21% primarily because the Company did not recognize benefits for its pre-tax losses due to valuation allowances.

NOTE 13 - Fair Value Measures
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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of finance leases at March 31, 2021 approximate their respective book values.
Prior to their redemption, the Company’s 2015 Public Warrants traded in active markets. When classified as liabilities, warrants traded in active markets with sufficient trading volume represent Level 1 financial instruments as they are publicly traded in active markets and thus have observable market prices which are used to estimate the fair value adjustments for the related common stock warrant liabilities. When classified as liabilities, warrants not traded in active markets, or traded with insufficient volume, represent Level 3 financial instruments that are valued using a Black-Scholes option-pricing model to estimate the fair value adjustments for the related common stock warrant liabilities.

The following table shows the carrying amounts and fair values of financial liabilities which are disclosed, but not measured, at fair value, including their levels in the fair value hierarchy:

	March 31, 2021				December 31, 2020
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facilities	$1,326,986	$—	$1,365,500	$—	$1,263,833	$—	$1,304,612	$—
2025 Secured Notes	573,930	—	621,873	—	637,068	—	694,876	—
2028 Secured Notes	491,784	—	508,395	—	491,555	—	518,820	—
Total	$2,392,700	$—	$2,495,768	$—	$2,392,456	$—	$2,518,308	$—
As of March 31, 2021, the carrying values of the ABL Facilities, the 2025 Secured Notes, and the 2028 Secured Notes include $38.5 million, $11.1 million, and $8.2 million, respectively, of unamortized debt issuance costs, which are presented as a direct reduction of the corresponding liability. As of December 31, 2020, the carrying value of the ABL Facilities, the 2025 Secured Notes, and the 2028 Secured Notes includes $40.8 million, $12.9 million, and $8.4 million, respectively, of unamortized debt issuance costs, which are presented as a direct reduction of the corresponding liability.
The carrying value of the ABL Facilities, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair value of the 2025 Secured Notes and the 2028 Secured Notes is based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities designated as hedges in the condensed consolidated balance sheet are disclosed in Note 16.
The following table shows the carrying amounts and fair values of financial liabilities which are measured at fair value:

	March 31, 2021				December 31, 2020
					(as restated)
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
2015 Private warrants	$99,781	$—	$—	$99,781	$77,404	$—	$—	$77,404
Total	$99,781	$—	$—	$99,781	$77,404	$—	$—	$77,404

Level 3 Disclosures
When the 2015 Private Warrants and 2018 Warrants were classified as liabilities, the Company utilized a Black Scholes option-pricing model to value the warrants at each reporting period and transaction date, with changes in fair value recognized in the statements of operations. The estimated fair value of the common stock warrant liability was determined using Level 3 inputs. Inherent in the pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its ordinary shares based on historical volatility that matched the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipates to remain at zero.
The 2018 Warrants were reclassified to equity at June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled. As such, they were not recorded at fair value at at March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2021	March 31, 2020
		(as restated)
(in thousands)	2015 Private Warrants	2015 Private Warrants	2018 Warrants
Stock Price	$27.75	$10.13	$10.13
Strike Price	$11.50	$11.50	$15.50
Expected Life	1.66	2.66	2.66
Volatility	43.62%	42.27%	42.27%
Risk Free rate	0.13%	0.27%	0.27%
Dividend yield	—	—	—
Fair value of warrants	$16.52	$2.31	$1.39
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2021:

(in thousands)	2015 Private Warrants
Balance - December 31, 2020 (as restated)	$77,404
Repurchases	(4,679)
Measurement adjustments	27,056
Balance - March 31, 2021	$99,781
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2020:

(in thousands)	2015 Private Warrants (as restated)	2018 Warrants (as restated)
Balance - December 31, 2019	$72,705	$58,369
Exercises	—	(41)
Measurement adjustments	(52,510)	(44,475)
Balance - March 31, 2020	$20,196	$13,853

NOTE 14 - Restructuring
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). The Company's restructuring plans are generally country or region specific and are typically completed within a one-year period. Restructuring costs incurred under these plans include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) other related costs associated with exit or disposal activities, including but not limited to, costs for consolidating or closing facilities other than lease costs accounted for under ASC 842. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs and professional services expenses, are included within SG&A expense.

The following is a summary of the activity in the Company’s restructuring accruals for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
(in thousands)	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Beginning balance	$1,750	$—	$1,750	$447	$—	$447
Charges	3,142	—	3,142	(72)	12	(60)
Cash payments	(137)	—	(137)	(207)	—	(207)
Non-cash movements	(1,437)	—	(1,437)	—	(12)	(12)
Ending balance	$3,318	$—	$3,318	$168	$—	$168
The restructuring charges for the three months ended March 31, 2021 are primarily driven by termination costs as a result of the elimination of positions due to the Merger. The restructuring charges for the three months ended March 31, 2020 primarily relate to the termination of employees in connection with ModSpace acquisition.
Segments (as defined in Note 18)
The $3.1 million of restructuring charges for the three months ended March 31, 2021 includes $1.0 million of charges related to the NA Modular segment, $0.7 million of charges related to the NA Storage segment, and $1.4 million of unallocated charges.
Restructuring charges for the three months ended March 31, 2020 pertain to the NA Modular segment.

NOTE 15 - Stock-Based Compensation
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

Restricted Stock Awards
The following table summarizes the Company's RSA activity for the three months ended March 31,:

	2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	57,448	$11.75	52,755	$14.69
Balance March 31,	57,448	$11.75	52,755	$14.69
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $0.1 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.1 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the three months ended March 31,:

	2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	1,125,766	$13.44	1,065,305	$12.78
Granted	405,505	27.20	174,020	16.78
Forfeited	(33,238)	13.62	(15,106)	13.45
Vested	(144,204)	12.92	(323,678)	12.93
Balance March 31,	1,353,829	$17.61	900,541	$13.49
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $2.1 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, unrecognized compensation cost related to Time-Based RSUs totaled $24.0 million and is expected to be recognized over the remaining weighted average vesting period of 2.9 years.
Included in restructuring costs for the three months ended 2021 was expense of approximately $1.1 million recognized as a result of the modification of certain RSUs associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's President and Chief Operating Officer.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity for the three months ended March 31,:

	2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	593,388	$14.88	288,281	$13.22
Granted	397,981	39.10	202,923	16.82
Forfeited	(10,886)	14.70	(12,700)	14.70
Balance March 31,	980,483	$24.70	478,504	$14.71
Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $1.0 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, unrecognized compensation cost related to Performance-Based RSUs totaled $19.5 million and is expected to be recognized over the remaining vesting period of 2.1 years.
Included in restructuring costs for the three months ended 2021 was expense of approximately $0.3 million recognized as a result of the modification of certain Performance-Based RSUs associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's President and Chief Operating Officer.
Performance-Based RSUs cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in an index at the grant date over the performance period of three years.

For 2021 grants, the TSR of the Company's Common Stock is compared to the TSR of the constituents in the S&P 400 Index. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Company's Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 200% (for performance above the 85% percentile).
For grants in 2020 and prior, the TSR of the Company's Common Stock is compared to the TSR of constituents in the Russell 3000 Index. The target number of RSUs may be adjusted from 0% to 150% based on the TSR attainment levels defined by the Company's Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 150% (for performance at or above the 75% percentile).
Stock Options
The following table summarizes the Company's stock option activity for the three months ended March 31,:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31 , 2020	534,188	$13.60	2,031,455	$14.78
Forfeited	—	$13.60	(6,240)	12.19
Exercised	—	$13.60	(346,247)	15.89
Balance March 31, 2021	534,188	$13.60	1,678,968	14.57

Fully vested and exercisable options, December 31, 2020	267,094	$13.60	1,678,968	$14.57
Vested	133,547	$13.60	—	$—
Fully vested and exercisable options, March 31, 2021	400,641	$13.60	1,678,968	$—

The following table summarizes the Company's stock option activity:

	WillScot Options	Weighted-Average Exercise Price per Share
Balance, December 31, 2019	534,188	$13.60
Balance, March 31, 2020	534,188	$13.60

Fully vested and exercisable options, December 31, 2019	133,547	$13.60
Vested	133,547	$13.60
Fully vested and exercisable options, March 31, 2020	267,094	$13.60

WillScot Options
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, unrecognized compensation cost related to stock option awards totaled $0.7 million and is expected to be recognized over the remaining vesting period of 1.0 year.

NOTE 16 - Derivatives
On November 6, 2018, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The Swap Agreement will terminate on May 29, 2022. Under the terms of the Swap Agreement, the Company receives a floating rate equal to one-month LIBOR and makes payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 0.11% and 0.15% at March 31, 2021 and December 31, 2020, respectively.

The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility.
The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

(in thousands)	Balance Sheet Account	March 31, 2021	December 31, 2020
Cash Flow Hedges:
Interest rate swap	Accrued expenses	$11,645	$11,619
Interest rate swap	Other non-current liabilities	$2,414	$5,308
The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of March 31, 2021 and December 31, 2020, respectively, for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statements of operations for the three months ended March 31,:

(in thousands)	2021	2020
Gain (loss) recognized in OCI	$2,844	$(8,758)
Location of gain (loss) recognized in income	Interest expense	Interest expense
Gain (loss) reclassified from AOCI into income (effective portion)	$2,937	$(1,572)

NOTE 17 - Commitments and Contingencies
Commitments
At March 31, 2021 and December 31, 2020, commitments for the acquisition of rental equipment and property, plant and equipment were $9.9 million and $5.0 million, respectively.
Contingencies - Legal Claims
The Company is involved in various lawsuits or claims in the ordinary course of business. Management believes that there is no pending claim or lawsuit which, if adversely determined, would have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 18 - Segment Reporting
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
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three months ended March 31, 2021 and 2020, respectively. Consistent with the financial statements, the segment results do not include Mobile Mini's operations for the three months ended March 31, 2020. Please refer to the Management Discussion & Analysis of Financial Condition and Results of Operations included in this document, for pro forma results inclusive of Mobile Mini's financial results for periods prior to the Merger date.

	Three Months Ended March 31, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$199,608	$80,351	$18,721	$16,982		$315,662
Delivery and installation	48,680	21,365	6,750	6,709		83,504
Sales revenue:
New units	7,460	2,184	871	440		10,955
Rental units	10,476	3,848	665	213		15,202
Total revenues	266,224	107,748	27,007	24,344		425,323

Costs:
Cost of leasing and services:
Leasing	51,075	10,733	4,296	3,791		69,895
Delivery and installation	44,705	15,740	4,091	5,600		70,136
Cost of sales:
New units	4,874	1,341	589	305		7,109
Rental units	5,848	2,522	624	111		9,105
Depreciation of rental equipment	46,720	4,793	914	3,271		55,698
Gross profit	$113,002	$72,619	$16,493	$11,266		$213,380
Other selected data:
Adjusted EBITDA	$97,371	$46,322	$11,064	$8,828	$—	$163,585
Selling, general and administrative expense (a)	$62,350	$31,089	$6,343	$5,710	$11,837	$117,329
Purchases of rental equipment and refurbishments	$39,135	$3,472	$6,770	$3,158	$—	$52,535
(a) Includes both SG&A expense and Transaction costs from the consolidated statement of operations.

	Three Months Ended March 31, 2020
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$188,352	$—	$—	$—		$188,352
Delivery and installation	51,070	—	—	—		51,070
Sales revenue:
New units	9,613	—	—	—		9,613
Rental units	6,786	—	—	—		6,786
Total revenues	255,821	—	—	—		255,821

Costs:
Cost of leasing and services:
Leasing	49,809	—	—	—		49,809
Delivery and installation	43,865	—	—	—		43,865
Cost of sales:
New units	6,203	—	—	—		6,203
Rental units	3,806	—	—	—		3,806
Depreciation of rental equipment	45,948	—	—	—		45,948
Gross profit	$106,190	$—	$—	$—		$106,190
Other selected data:
Adjusted EBITDA	$89,544	$—	$—	$—	$—	$89,544
Selling, general and administrative expense (a)	$62,572	$—	$—	$—	$12,396	$74,968
Purchases of rental equipment and refurbishments	$39,648	$—	$—	$—	$—	$39,648
(a) Includes both SG&A expense and Transaction costs from the condensed consolidated statement of operations.

The following tables present a reconciliation of the Company’s income (loss) from operations to Adjusted EBITDA for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
(in thousands)	2021	2020
		(as restated)
Net income (loss)	$4,447	$91,655
Loss on extinguishment of debt	3,185	—
Income tax expense	10,481	790
Interest expense	29,964	28,257
Depreciation and amortization	74,022	49,022
Fair value loss (gain) on common stock warrant liabilities	27,207	(95,329)
Currency losses, net	36	898
Restructuring costs, lease impairment expense and other related charges	4,395	1,601
Transaction costs	844	9,431
Integration costs	7,342	1,685
Stock compensation expense	3,514	1,787
Other	(1,852)	(253)
Adjusted EBITDA	$163,585	$89,544

NOTE 19 - Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to WillScot Mobile Mini by the weighted average number of shares of Common Stock outstanding during the period. The shares of Common Stock issued as a result of the vesting of RSUs and RSAs as well as the exercise of stock options or redemption of warrants were included in EPS based on the weighted average number of days in which they were vested and outstanding during the period.
Prior to June 30, 2020, the Company had shares of Class B Common Stock which had no rights to dividends or distributions made by the Company and, in turn, were excluded from the EPS calculation. On June 30, 2020, the Sapphire Exchange was completed, and all shares of Class B Common Stock were cancelled, and Sapphire Holdings received 10,641,182 shares of Common Stock.
Diluted EPS is computed similarly to basic EPS, except that it includes the potential dilution that would occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive. When liability-classified warrants are in the money and the impact of their inclusion on diluted EPS is dilutive, diluted EPS also assumes share settlement of such instruments through an adjustment to net income available to common stockholders for the fair value (gain) loss on common stock warrant liabilities and inclusion of the number of dilutive shares in the denominator.

The following table reconciles net income attributable to WillScot Mobile Mini common shareholders and the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation.

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020 (as restated)
Numerator:
Net income attributable to common shareholders - basic	$4,447	$91,785
Fair value gain on common stock warrant liabilities	—	(96,984)
Net income (loss) attributable to common shareholders - dilutive	$4,447	$(5,199)

Denominator:
Weighted average Common Shares outstanding - basic	228,293	109,657
Dilutive effect of shares outstanding
Warrants	3,927	3,016
RSAs	51	—
Time-based RSUs	645	—
Performance-based RSUs	737	—
Stock Options	1,067	—
Weighted average Common Shares outstanding - dilutive	234,720	112,673
For the three months ended March 31, 2021, warrants representing 3,513,763 shares of Common Stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
For the three months ended March 31, 2020, Class B Common Shares, Time-Based RSUs, Market-Based RSU's, RSAs, and warrants representing 10,641,182, 213,692, 316,579, 36,350 and 476,897 shares of Common Stock, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

NOTE 20 - Related Parties
Related party balances included in the Company’s condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, consisted of the following:

(in thousands)	Financial Statement Line Item	March 31, 2021	December 31, 2020
Receivables due from affiliates	Trade receivables, net of allowances for credit losses	$19	$30
Amounts due to affiliates	Accrued expenses	(506)	(461)
Total related party liabilities, net		$(487)	$(431)
Related party transactions included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively, consisted of the following:

		Three Months Ended March 31,
(in thousands)	Financial Statement Line Item	2021	2020
Leasing revenue from related parties	Leasing revenue	$106	$417
Consulting expense to related party	Selling, general & administrative expense	(1,901)	(838)
Total related party expense, net		$(1,795)	$(421)

On June 30, 2020, the Company completed the Sapphire Exchange, whereby Sapphire Holdings, an affiliate of TDR Capital, exchanged shares of Class B Common Stock for 10,641,182 shares of Class A Common Stock. As a result of the Sapphire Exchange, all issued and outstanding shares of WillScot’s Class B Common Stock were automatically canceled for no consideration and the existing exchange agreement was automatically terminated.
On August 22, 2018, WillScot’s majority stockholder, Sapphire Holdings, entered into a margin loan (the "Margin Loan"), which expires August 29, 2022, under which all of its shares of WillScot Mobile Mini Common Stock are pledged to secure borrowings of up to $125.0 million under the loan agreement. WillScot Mobile Mini is not a party to the loan agreement and has no obligations thereunder, but WillScot Mobile Mini delivered an issuer agreement to the lenders under which the Company has agreed to certain customary obligations relating to the shares pledged by Sapphire Holdings and, subject to applicable law and stock exchange rules, not to take any actions that are intended to materially hinder or delay the exercise of any remedies with respect to the pledged shares. As of March 31, 2021, 42,263,208 shares of WillScot Mobile Mini Common Stock, representing approximately 19% of WillScot Mobile Mini’s issued and outstanding Common Stock, were pledged by Sapphire Holdings under the Margin Loan.
On March 1, 2021, the Company repurchased and cancelled 2,750,000 shares of its Common Stock from Sapphire Holdings.
The Company purchased rental equipment from related party affiliates of $1.8 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), formerly known as WillScot Corporation ("WillScot"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three months ended March 31, 2021 or prior periods. On July 1, 2020, WillScot and Mobile Mini, Inc. (“Mobile Mini”) merged (the “Merger”). As the Merger was completed on July 1, 2020, unless the context otherwise requires, the terms “we”, “us”, “our” “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot Corporation and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to WillScot Mobile Mini when referring to periods on or after July 1, 2020 (after the Merger).
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
Executive Summary and Outlook
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, Mexico and the United Kingdom ("UK"). We are also a leading provider of specialty containment solutions in the US with over 12,600 tank and pump units in our fleet. As of March 31, 2021, our branch network included approximately 270 branch locations and additional drop lots to service over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 157,000 modular space units and over 195,000 portable storage units in our fleet.
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

Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, education, energy and natural resources, government, and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets, and we have recently serviced emerging demand in the healthcare and government sectors related to COVID-19, as well as expanded space requirements related to social distancing. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for over 85% of our revenues for the three months ended March 31, 2021.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.
Significant Developments
Mobile Mini Merger
On July 1, 2020, we closed the Merger at which time Mobile Mini became a wholly-owned subsidiary of WillScot. Concurrent with the closing of the Merger, we changed our name to WillScot Mobile Mini Holdings Corp. We believe that the Merger is resulting in strategic and financial benefits by combining the two industry leaders in the complementary modular space and portable storage solutions markets. We are executing the integration of the two companies' operating and financial systems, with a significant portion of these efforts being focused currently on the conversion of the combined company onto a single enterprise resource planning system, which is expected to take place in the second quarter of 2021.
Reportable Segments
Following the Merger, we operate in four reporting segments: NA Modular, NA Storage, UK Storage, and Tank and Pump. Prior to the Merger, WillScot had two reporting segments, US Modular and Other North America Modular. These two segments were combined to create the new NA Modular segment, which represents the legacy WillScot operations. The other segments, NA Storage, UK Storage, and Tank and Pump align to the legacy operations and segments reported by Mobile Mini. The new reporting segments are aligned with how we operate and analyze our business results.
Financing Activities
On March 26, 2021, we redeemed $65.0 million of our of 6.125% senior secured notes due 2025 (the “2025 Secured Notes”) at a redemption price of 103.0% plus accrued and unpaid interest. This repayment was funded by cash on hand and borrowings under the 2020 ABL facility. Upon redemption in the first quarter of 2021, we recorded a loss on extinguishment of debt in the condensed consolidated statement of operations of $3.2 million comprised of a redemption premium of $1.9 million and write off of unamortized deferred financing fees of $1.3 million.
Share Repurchase
On March 1, 2021, we repurchased 2,750,000 shares of our Common Stock directly from Sapphire Holding S.à r.l. (“Sapphire Holdings”), our largest shareholder, which is controlled by TDR Capital LLP (“TDR Capital”) for $73.7 million. At March 31, 2021, we had $133.9 million remaining of a $250.0 million share repurchase authorization and believe that repurchases will be a reoccurring capital allocation priority given the predictability of our free cash flow.
COVID-19 Impact on Business
Since the outbreak of COVID‑19 was designated as a global pandemic by the World Health Organization (the “WHO”) in March 2020, our operations have generally continued to operate normally with additional safety protocols in place as we have been considered an essential business in most jurisdictions. However, there have been significant changes to the global economic situation as a consequence of the COVID‑19 pandemic. The global pandemic has resulted in significant global social and business disruption, which has driven significantly lower activity levels in our business and has impacted our financial results. On a pro forma basis, our deliveries were down 25% in the second quarter of 2020 year over year and 13% in the third quarter of 2020 year over year due to reduced demand primarily attributable to the current global economic situation as a consequence of the COVID‑19 pandemic. This reduced delivery demand slowed the growth of our leasing revenues as well as our delivery and installation revenues, however we implemented significant actions to reduce variable costs and capital spending to help offset the financial impact of these reduced activity levels. Despite this unprecedented demand shock, because of our long lease durations, the majority of our gross profit in any given period is from units already out on rent. This gives us significant forward visibility into our future cash flows, which allows us to plan ahead and adjust our capital expenditures and cost structure for varying demand levels. Activity levels in the fourth quarter of 2020 and the first quarter of 2021 have since stabilized and we expect modest activity growth in the second and third quarter of 2021 as economic activity continues to recover.

First Quarter Highlights
For the three months ended March 31, 2021, key drivers of our financial performance included:
•Total revenues increased by $169.5 million, or 66.3%, driven primarily by the addition of Mobile Mini's revenues to our consolidated results, as well as increased leasing revenues in the NA Modular segment. The Merger closed on July 1, 2020, and drove $159.1 million of the year over year increase.
•Leasing revenue increased $127.3 million, or 67.6%, delivery and installation revenue increased $32.4 million, or 63.4%, rental unit sales increased $8.4 million, or 123.5%, and new sales revenue increased $1.3 million, or 13.5%.
Key leasing revenue drivers include:
–Average modular space units on rent increased 22,360 units, or 25.4%, and average portable storage units on rent increased 129,014 units, or 789.3%. Both increases were driven by the Mobile Mini Merger.
–Average modular space monthly rental rate increased $26, or 4.0%, to $679 driven by an $84, or 12.9%, increase in the NA Modular segment, partially offset by the dilutive impact of lower rates due to mix on the Mobile Mini modular space units.
–Average portable storage monthly rental rate increased $16, or 13.4%, to $135 driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet.
–Average utilization for modular space units increased 110 basis points ("bps") to 70.3% and utilization for portable storage units increased to 74.4% from 64.1% for the same period in 2020 driven by higher utilization of the Mobile Mini units.
•NA Modular segment revenue, which represents the activities of WillScot prior to the Merger with Mobile Mini and represented 62.6% of consolidated revenue for the three months ended March 31, 2021, increased $10.4 million, or 4.1%, to $266.2 million driven by an increase to leasing revenue of $11.3 million, or 6.0%, due to continued growth of pricing and value added products, and an increase in rental unit sales of $3.7 million, or 54.4%. The increase in leasing and rental unit revenues was partially offset by a reduction in delivery and installation revenues of $2.4 million, or 4.7%, driven by reductions in demand for new project deliveries, and a reduction of new unit sales of $2.2 million, or 22.9%. NA Modular revenue drivers for the three months ended March 31, 2021 include:
–Modular space average monthly rental rate of $737, increased 12.9% year over year representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
–Average modular space units on rent decreased 3,194, or 3.6%, year over year driven by lower deliveries, including reduced demand for new project deliveries as a result of the COVID-19 pandemic primarily in the second and third quarter of 2020.
–Average modular space monthly utilization decreased 160 bps to 67.6% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.
•Generated consolidated net income of $4.4 million for the three months ended March 31, 2021, including a $27.2 million loss on the change in fair value of common stock warrant liabilities. Net Income Excluding Gain/Loss from Warrants of $31.7 for the three months ended March 31, 2021 represented an increase of $35.4 million, and included a $3.2 million loss on extinguishment of debt related to the partial redemption of the 2025 Secured Notes and $12.5 million of discrete costs expensed in the period related to transaction and integration activities. Discrete costs in the period included $0.8 million of transaction costs, $7.3 million of integration costs, and $4.4 million of restructuring costs, lease impairment expense and other related charges.
•Generated Adjusted EBITDA of $163.6 million for the three months ended March 31, 2021, representing an increase of $74.1 million, or 82.8%, as compared to the same period in 2020. Of this increase, $66.2 million was driven by the addition of Mobile Mini to our consolidated results and the remainder was driven by strong organic growth in our NA Modular segment.
–Adjusted EBITDA in our NA Modular segment, which represents the activities of WillScot prior to the Merger, increased $7.9 million, or 8.8%, primarily driven by increases in leasing gross profit driven by increased pricing, including VAPS.
–Consolidated Adjusted EBITDA Margin was 38.5% in the first quarter and increased 350 bps versus prior year driven by a 160 bps increased in the NA Modular segment, as well as the addition of the higher margin Mobile Mini operations
•Generated Free Cash Flow of $91.2 million for the three months ended March 31, 2021, representing an increase of $83.4 million as compared to the same period in 2020. Net cash provided by operating activities increased $83.8 million to $122.1 million. Net cash used in investing activities increased slightly by $0.4 million. Of the $91.2 million of free cash flow that we generated during the three months ended March 31, 2021, we used the majority to return $81.6 million to shareholders through stock and warrant repurchases and cancellations, including 2,750,000 shares for $73.7 million from our largest shareholder Sapphire Holdings. The predictability of our free cash flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, continuing our deleveraging trajectory, opportunistically executing accretive acquisitions, and returning capital to shareholders.

Consolidated Results of Operations
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 are presented below. The below results only include Mobile Mini for the periods subsequent to the Merger:

	Three Months Ended March 31,		2021 vs. 2020 $ Change
(in thousands)	2021	2020
		(as restated)
Revenues:
Leasing and services revenue:
Leasing	$315,662	$188,352	$127,310
Delivery and installation	83,504	51,070	32,434
Sales revenue:
New units	10,955	9,613	1,342
Rental units	15,202	6,786	8,416
Total revenues	425,323	255,821	169,502
Costs:
Costs of leasing and services:
Leasing	69,895	49,809	20,086
Delivery and installation	70,136	43,865	26,271
Costs of sales:
New units	7,109	6,203	906
Rental units	9,105	3,806	5,299
Depreciation of rental equipment	55,698	45,948	9,750
Gross profit	213,380	106,190	107,190
Expenses:
Selling, general and administrative	116,485	65,537	50,948
Transaction costs	844	9,431	(8,587)
Other depreciation and amortization	18,324	3,074	15,250
Lease impairment expense and other related charges	1,253	1,661	(408)
Restructuring costs	3,142	(60)	3,202
Currency losses, net	36	898	(862)
Other (income) expense, net	(1,988)	276	(2,264)
Operating income	75,284	25,373	49,911
Interest expense	29,964	28,257	1,707
Fair value loss (gain) on common stock warrant liabilities	27,207	(95,329)	122,536
Loss on extinguishment of debt	3,185	—	3,185
Income before income tax	14,928	92,445	(77,517)
Income tax expense	10,481	790	9,691
Net income	4,447	91,655	(87,208)
Net loss attributable to non-controlling interest, net of tax	—	(130)	130
Net income attributable to WillScot Mobile Mini	$4,447	$91,785	$(87,338)

Comparison of Three Months Ended March 31, 2021 and 2020
Revenue: Total revenue increased $169.5 million, or 66.3%, to $425.3 million for the three months ended March 31, 2021 from $255.8 million for the three months ended March 31, 2020. The increase was driven primarily by the addition of Mobile Mini's revenues to our consolidated results. The Merger closed on July 1, 2020, and drove $159.1 million of the year over year increase. Leasing revenue increased $127.3 million, or 67.6%, as compared to the same period in 2020 driven by an increase of 151,374 average modular space and portable storage units on rent as a result of the Merger, and improved pricing and value-added products in our NA Modular segment. Rental unit sales increased $8.4 million, or 123.5%, new unit sales increased $1.3 million, or 13.5%, and delivery and installation revenues increased $32.4 million, or 63.4%, due to increased overall activity as a result of the Merger. These increases were partially offset by delivery and installation revenue decreases in our NA Modular segment for the three months ended March 31, 2021 as compared to the same period in 2020. The decline in NA Modular delivery and installation revenues was primarily a result of lower delivery and return volumes during the quarter in end markets of our business that have been more heavily impacted by the COVID-19 pandemic.
Total average units on rent for the three months ended March 31, 2021 and 2020 were 255,709 and 104,335, respectively. The increase was due to units acquired as part of the Merger, partially offset by lower units on rent in the NA Modular segment. In total, modular space average units on rent increased 22,360 units, or 25.4%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Modular space average monthly rental rates increased 4.0% to $679 for the three months ended March 31, 2021. Improved pricing was driven by an $84, or 12.9%, increase in the NA Modular segment, offset by the dilutive impact of lower rates on the Mobile Mini modular space units due to product mix. NA Modular segment increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Portable storage average units on rent increased by 129,014 units, or 789.3%, for the three months ended March 31, 2021 driven by units acquired as part of the Merger. Average portable storage monthly rental rates increased 13.4% to $135 for the three months ended March 31, 2021 driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet. The average modular space unit utilization rate during the three months ended March 31, 2021 was 70.3%, as compared to 69.2% during the same period in 2020. This increase was driven by higher utilization on units acquired as part of the Merger. The average portable storage unit utilization rate during the three months ended March 31, 2021 was 74.4%, as compared to 64.1% during the same period in 2020. The increase in average portable storage utilization rate was driven by higher utilization on the acquired Mobile Mini units.
Gross Profit: Our gross profit percentage was 50.2% and 41.5% for the three months ended March 31, 2021 and 2020, respectively. Our gross profit percentage, excluding the effects of depreciation, was 63.3% and 59.5% for the three months ended March 31, 2021 and 2020, respectively.
Gross profit increased $107.2 million, or 100.9%, to $213.4 million for the three months ended March 31, 2021 from $106.2 million for the three months ended March 31, 2020. The increase in gross profit is a result of a $107.2 million increase in leasing gross profit, increased delivery and installation gross profit of $6.2 million, and increased new and rental unit sale margins of $3.5 million. Increases in all were primarily a result of increased revenues due to the Merger and due to favorable average monthly rental rates in the NA Modular segment on modular space units. Increased delivery and installation margins were also driven by higher margins achieved in the NA Storage segment as compared to the NA Modular segment. These increases were offset partially by lower delivery and installation activity volumes in the NA Modular segment due to reduced delivery and return activity and by increased depreciation of $9.8 million as a result of fleet acquired in the Merger and capital investments made over the past twelve months in our existing rental equipment.
SG&A: Selling, general and administrative ("SG&A") increased $51.0 million, or 77.9%, to $116.5 million for the three months ended March 31, 2021, compared to $65.5 million for the three months ended March 31, 2020. The primary driver of the increase is related to additional SG&A costs related to operating a larger business as a result of the Merger. SG&A costs for the NA Storage, UK Storage, and Tank and Pump segments totaled $43.1 million for the three months ended March 31, 2021. Additionally, as a result of the Merger and the related integration, integration costs increased $5.7 million to $7.3 million for the three months ended March 31, 2021, compared to $1.7 million for the three months ended March 31, 2020.
Transaction Costs: Transaction costs decreased $8.6 million to $0.8 million for the three months ended March 31, 2021 compared to $9.4 million for the three months ended March 31, 2020. Transaction costs were related to the Merger which closed on July 1, 2020.
Other Depreciation and Amortization: Other depreciation and amortization increased $15.2 million to $18.3 million for the three months ended March 31, 2021 compared to $3.1 million for the three months ended March 31, 2020. $8.5 million of the increase was driven by increased depreciation as a result of the inclusion of Mobile Mini subsequent to the Merger and $6.6 million was driven by the amortization of the customer relationship intangible assets acquired in the Merger.
Lease Impairment expense and Other Related Charges: Lease impairment expense and other related charges was $1.3 million for the three months ended March 31, 2021 as compared to $1.7 million for the three months ended March 31, 2020.
Restructuring Costs: In the three months ended March 31, 2021, the Company had $3.1 million of restructuring costs primarily as a result of employee termination costs resulting from the Merger. In the three months ended March 31, 2020, $0.1 million of restructuring costs was recorded for a reversal of restructuring costs attributable to adjustments to previously recorded employee termination accruals.

Currency Losses (Gains), net: Currency losses, net decreased by $0.9 million to a $0.0 million loss for the three months ended March 31, 2021 from a $0.9 million loss for the three months ended March 31, 2020. This decrease was primarily attributable to the impact of foreign currency exchanges rate changes on intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.
Other Income, Net: Other income, net was $2.0 million for the three months ended March 31, 2021 compared to expense of $0.3 million for the three months ended March 31, 2020. Other income, net of $2.0 million for the three months ended March 31, 2021 was primarily the result of gains recorded on the sale of real estate during the period.
Interest Expense: Interest expense increased $1.7 million, or 6.0%, to $30.0 million for the three months ended March 31, 2021 from $28.3 million for the three months ended March 31, 2020. The increase in interest expense is a result of the Merger which increased debt outstanding at March 31, 2021 by approximately $828 million compared to March 31, 2020, offset by lower overall weighted average interest rates as a result of our refinancing activities over the past 12 months. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Fair Value (Gain) Loss on Common Stock Warrant Liabilities: The change in fair value of common stock warrant liabilities decreased $122.5 million, to a $27.2 million loss for the three months ended March 31, 2021 from a $95.3 million gain for the three months ended March 31, 2020. The decrease was primarily attributable to the change in estimated fair value of common stock warrant liabilities.
Loss on Extinguishment of Debt: During the three months ended March 31, 2021, using cash on hand and borrowings on the 2020 ABL Facility, the Company redeemed 10% of the outstanding principal, $65.0 million, of its 2025 Secured Notes and recorded a loss on extinguishment of debt of $3.2 million comprised of a redemption premium of $1.9 million and write off of unamortized deferred financing fees of $1.3 million.
Income Tax Expense: Income tax expense increased $9.7 million to $10.5 million for the three months ended March 31, 2021 compared to $0.8 million for the three months ended March 31, 2020. The increase was driven by increases to income during the period.

Business Segment Results
The Company operates in four reportable segments as follows: NA Modular, NA Storage, UK Storage and Tank and Pump. The NA Modular segment represents the activities of WillScot prior to the Merger. The NA Storage, UK Storage and Tank and Pump segments align to the three segments reported by Mobile Mini prior to the Merger.
The following tables and discussion summarize our reportable segment financial information for the three months ended March 31, 2021 and 2020. The below results only include Mobile Mini for the periods subsequent to the Merger. A Summary Business Segment Supplemental Unaudited Pro Forma Financial Information section has been included in this MD&A in order to provide period over period comparable financial information for the NA Storage, UK Storage and Tank and Pump reporting segments as these segments were not included in our reported results for the three months ended March 31, 2020.

Comparison of Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$266,224	$107,748	$27,007	$24,344	$425,323
Gross profit	$113,002	$72,619	$16,493	$11,266	$213,380
Adjusted EBITDA	$97,371	$46,322	$11,064	$8,828	$163,585
Capital expenditures for rental equipment	$39,135	$3,472	$6,770	$3,158	$52,535
Average modular space units on rent	84,795	16,439	9,115	—	110,349
Average modular space utilization rate	67.6%	79.4%	83.8%	—%	70.3%
Average modular space monthly rental rate	$737	$535	$404	$—	$679
Average portable storage units on rent	14,903	105,810	24,647	—	145,360
Average portable storage utilization rate	60.3%	73.9%	89.2%	—%	74.4%
Average portable storage monthly rental rate	$124	$148	$82	$—	$135
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	67.4%	67.4%

	Three Months Ended March 31, 2020
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$255,821	$—	$—	$—	$255,821
Gross profit	$106,190	$—	$—	$—	$106,190
Adjusted EBITDA	$89,544	$—	$—	$—	$89,544
Capital expenditures for rental equipment	$39,648	$—	$—	$—	$39,648
Average modular space units on rent	87,989	—	—	—	87,989
Average modular space utilization rate	69.2%	—%	—%	—%	69.2%
Average modular space monthly rental rate	$653	$—	$—	$—	$653
Average portable storage units on rent	16,346	—	—	—	16,346
Average portable storage utilization rate	64.1%	—%	—%	—%	64.1%
Average portable storage monthly rental rate	$119	$—	$—	$—	$119
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	—%	—%
NA Modular
Revenue: Total revenue increased $10.4 million, or 4.1%, to $266.2 million for the three months ended March 31, 2021 from $255.8 million for the three months ended March 31, 2020. The increase was primarily the result of an $11.3 million, or 6.0%, increase in leasing revenue and a $3.7 million, or 54.4%, increase in rental unit sales revenue. This increase was partially offset by decreases in modular delivery and installation revenues of $2.4 million, or 4.7%, and a $2.2 million, or 22.9%, decrease in new unit sales. Average modular space monthly rental rates increased 12.9% for the three months ended March 31, 2021 to $737 driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Improved pricing was partially offset by lower volumes as average modular space units on rent decreased by 3,194 units, or 3.6%, year over year. The decrease was driven primarily by lower deliveries, including reduced demand for new project deliveries as a result of the COVID-19 pandemic primarily in the second and third quarter of 2020.
Gross Profit: Gross profit increased $6.8 million, or 6.4%, to $113.0 million for the three months ended March 31, 2021 from $106.2 million for the three months ended March 31, 2020. The increase in gross profit was driven by higher leasing gross profit, which increased $9.9 million, or 7.1%, driven from improved pricing including VAPS. The increase in gross profit from leasing for the three months ended March 31, 2021 was further complemented by a $1.7 million increase in rental unit sales gross profit. These increases were partially offset by a $3.2 million decrease in delivery and installation gross profit, a $0.8 million decrease in new sales gross profit, and a $0.8 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment.

Adjusted EBITDA: Adjusted EBITDA increased $7.9 million, or 8.8%, to $97.4 million for the three months ended March 31, 2021 from $89.5 million for the three months ended March 31, 2020. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, decreased $0.2 million, or 0.3%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $0.5 million, or 1.3%, to $39.1 million for the three months ended March 31, 2021 from $39.6 million for the three months ended March 31, 2020. Net CAPEX, as defined below in Item 2. Other Non-GAAP Financial Data and Reconciliations, also decreased $12.3 million, or 40.2%, to $18.3 million. The decrease for Net CAPEX was driven by increased proceeds from sales of rental units and plant, property and equipment, including real estate sold during the period.

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
•Costs to integrate acquired companies, including outside professional fees, non-capitalized costs associated with system integrations, non-lease branch and fleet relocation expenses, employee training costs and other costs required to realize cost or revenue synergies.
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
Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as measures of cash that will be available to meet our obligations. The following table provides an unaudited reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2021	2020
		(as restated)
Net income	$4,447	$91,655
Income tax expense	10,481	790
Loss on extinguishment of debt	3,185	—
Interest expense	29,964	28,257
Depreciation and amortization	74,022	49,022
Fair value loss (gain) on common stock warrant liabilities	27,207	(95,329)
Currency losses, net	36	898
Restructuring costs, lease impairment expense and other related charges	4,395	1,601
Merger transaction costs	844	9,431
Integration costs	7,342	1,685
Stock compensation expense	3,514	1,787
Other	(1,852)	(253)
Adjusted EBITDA	$163,585	$89,544

Net Income Excluding Gain/Loss from Warrants
We define Net Income Excluding Gain/Loss from Warrants as Net Income plus or minus the impact of the change in the fair value of the common stock warrant liability. Management believes that our financial statements that will include the impact of this mark-to-market expense or income may not be necessarily reflective of the actual financial performance of our business.

	Three Months Ended March 31,
(in thousands)	2021	2020 (as restated)
Net income	$4,447	$91,655
Fair value loss (gain) on common stock warrant liabilities	27,207	(95,329)
Net Income (Loss) Excluding Gain/Loss from Warrants	$31,654	$(3,674)

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

The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage on a historical basis:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue (A)	$425,323	$255,821

Gross profit (B)	$213,380	$106,190
Depreciation of rental equipment	55,698	45,948
Adjusted Gross Profit (C)	$269,078	$152,138

Gross Profit Percentage (B/A)	50.2%	41.5%
Adjusted Gross Profit Percentage (C/A)	63.3%	59.5%

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
The following table provides unaudited reconciliations of Net CAPEX on a historical basis:

	Three Months Ended March 31,
(in thousands)	2021	2020
Total purchases of rental equipment and refurbishments	$(52,535)	$(39,648)
Total proceeds from sale of rental equipment	15,202	6,786
Net CAPEX for Rental Equipment	(37,333)	(32,862)
Purchase of property, plant and equipment	(7,307)	(1,518)
Proceeds from sale of property, plant and equipment	13,729	3,840
Net CAPEX	$(30,911)	$(30,540)

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
The Company operates in four reportable segments as follows: NA Modular, NA Storage, UK Storage and Tank and Pump. The NA Modular segment represents the activities of WillScot prior to the Merger. The NA Storage, UK Storage, and Tank and Pump segments align to the three segments reported by Mobile Mini prior to the Merger. These reporting segments are aligned with how we operate and analyze our business results.

Comparison of Three Months Ended March 31, 2021 and 2020

	Pro Forma Combined Quarter Ended March 31,		2021 vs. 2020
(in thousands)	2021	2020	$ Change	% Change
Revenue	$425,323	$406,397	$18,926	4.7%
Selling, general and administrative expenses	$116,485	$104,171	$12,314	11.8%
Net income (as restated for 2020)	$4,447	$117,809	$(113,362)	(96.2)%
Adjusted EBITDA	$163,585	$149,420	$14,165	9.5%

Other Financial Data:
Adjusted EBITDA - NA Modular	$97,371	$89,544	$7,827	8.7%
Adjusted EBITDA - NA Storage	46,322	43,994	2,328	5.3%
Adjusted EBITDA - UK Storage	11,064	6,405	4,659	72.7%
Adjusted EBITDA - Tank and Pump	8,828	9,477	(649)	(6.8)%
Consolidated Adjusted EBITDA(a)	$163,585	$149,420	$14,165	9.5%

(a)	We present Adjusted EBITDA, a measurement not calculated in accordance with GAAP, because it is a key metric used by management to assess financial performance. Our business is capital-intensive and these additional metrics allow management to further evaluate its operating performance.

NA Modular - Quarterly Results
Pro Forma Quarterly Results for the Three Months Ended March 31,:

(in thousands, except for units on rent and monthly rental rate)	2021	2020
Revenue	$266,224	$255,821
Gross profit	$113,002	$106,190
Adjusted EBITDA	$97,371	$89,544
Capital expenditures for rental equipment	$39,135	$39,648
Average modular space units on rent	84,795	87,989
Average modular space utilization rate	67.6%	69.2%
Average modular space monthly rental rate	$737	$653
Average portable storage units on rent	14,903	16,346
Average portable storage utilization rate	60.3%	64.1%
Average portable storage monthly rental rate	$124	$119
The NA Modular segment represents the activities of WillScot prior to the Merger. As a result, there are no differences between pro forma results and actual results on a reported basis. Please see comparison of results for the three months ended March 31, 2021 and 2020 within "Business Segment Results" above.

NA Storage - Quarterly Results
Pro Forma Quarterly Results for the Three Months Ended March 31,:

(in thousands, except for units on rent and monthly rental rate)	2021	2020
Revenue	$107,748	$103,495
Gross profit	$72,619	$71,400
Adjusted EBITDA	$46,322	$43,994
Capital expenditures for rental equipment	$3,472	$5,200
Average modular space units on rent	16,439	15,509
Average modular space utilization rate	79.4%	77.8%
Average modular space monthly rental rate	$535	$497
Average portable storage units on rent	105,810	105,441
Average portable storage utilization rate	73.9%	73.1%
Average portable storage monthly rental rate	$148	$146
Comparison of Three Months Ended March 31, 2021 and 2020
NA Storage
Revenue: Total revenue increased $4.2 million, or 4.1%, to $107.7 million for the three months ended March 31, 2021 from $103.5 million for the three months ended March 31, 2020. Leasing revenues increased $4.1 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 6.0% and average modular space monthly rental rates increased 7.6% year-over-year. Portable storage units on rent increased 0.3% and average portable storage monthly rental rates increased 1.4% year-over-year. Delivery and installation revenues decreased $0.5 million year-over-year. Sales revenues increased $0.7 million compared to the prior-year quarter.
Gross Profit: Gross profit increased by $1.2 million, or 1.7%, to $72.6 million for the three months ended March 31, 2021 compared to $71.4 million compared to the three months ended March 31, 2020. Gross profit on leasing activity increased by $2.4 million year-over-year. For delivery and installation, gross profit decreased $1.2 million. Sales gross profit increased by $0.1 million to $2.2 million.
Adjusted EBITDA: Adjusted EBITDA increased $2.3 million, or 5.2%, to $46.3 million for the three months ended March 31, 2021 from $44.0 million for the three months ended March 31, 2020 and the margin expanded to 43.0% from 42.5%. The increase in Adjusted EBITDA was driven by a reduction in SG&A and the higher leasing gross profit discussed above. Excluding acquisition costs and stock-based compensation, SG&A decreased $1.0 million in this segment. The decrease was comprised of reduced costs for personnel, curtailed travel, reduced professional fees and lower marketing costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $3.5 million were $1.7 million lower than the prior-year quarter. Rental fleet expenditures were reduced significantly in 2020 in response to COVID-19 and were primarily to meet demand for specific products, largely ground level offices.

UK Storage - Quarterly Results
Pro Forma Quarterly Results for the Three Months Ended March 31,:

(in thousands, except for units on rent and monthly rental rate)	2021	2020
Revenue	$27,007	$20,197
Gross profit	$16,493	$11,372
Adjusted EBITDA	$11,064	$6,405
Capital expenditures for rental equipment	$6,770	$337
Average modular space units on rent	9,115	7,850
Average modular space utilization rate	83.8%	74.2%
Average modular space monthly rental rate	$404	$326
Average portable storage units on rent	24,647	23,328
Average portable storage utilization rate	89.2%	83.7%
Average portable storage monthly rental rate	$82	$73
Comparison of Three Months Ended March 31, 2021 and 2020
UK Storage
Revenue: Total revenue increased $6.8 million, or 33.7%, to $27.0 million for the three months ended March 31, 2021 from $20.2 million for the three months ended March 31, 2020. In local currency total revenues increased 24.3%. Within leasing revenues, modular space average units on rent increased 16.1%, while portable storage units on rent increased 5.7%. Monthly rental rates for modular space units and portable storage units increased 23.9% and 12.3% year-over-year, respectively, including the impacts of currency fluctuations. Sales revenues decreased $0.4 million compared to the prior-year quarter, due to higher year-over-year utilization rates.
Gross Profit: Gross profit increased $5.1 million, or 44.7%, for the three months ended March 31, 2021 to $16.5 million from $11.4 million for the three months ended March 31, 2020. In local currency, gross profit increased 34.7%. A significant increase in fleet utilization coupled with strong rental rate growth and strategic cost management laid the foundation for a strong quarter.
Adjusted EBITDA: Adjusted EBITDA increased $4.7 million, or 73.4%, to $11.1 million for three months ended March 31, 2021 from $6.4 million for the three months ended March 31, 2020 and the margin expanded to 41.0% from 31.7%. The increase results primarily from the favorable gross profit discussed above.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $6.8 million were driving the $6.5 million increase compared to the prior-year quarter. Rental fleet expenditures were reduced significantly in 2020 in response to COVID-19.
Tank and Pump - Quarterly Results
Pro Forma Quarterly Results for the Three Months Ended March 31,:

(in thousands, except for units on rent and monthly rental rate)	2021	2020
Revenue	$24,344	$26,884
Gross profit	$11,266	$13,279
Adjusted EBITDA	$8,828	$9,477
Capital expenditures for rental equipment	$3,158	$4,514
Average tank and pump solutions rental fleet utilization based on original equipment cost	67.4%	66.4%
Comparison of Three Months Ended March 31, 2021 and 2020
Tank & Pump
Revenue: Total revenue decreased $2.6 million, or 9.7%, to $24.3 million for the three months ended March 31, 2021 from $26.9 million for the three months ended March 31, 2020. Lower mid- and down-stream oil and gas activity, petrochemical refining activity and specifically the lower demand for jet fuel resulting from COVID-19 all reduced demand for our products.

Gross Profit: Gross profit decreased $2.0 million, or 15.0%, for the three months ended March 31, 2021 to $11.3 million from $13.3 million for the three months ended March 31, 2020. Gross profit for leasing activity decreased $1.4 million driven by the decreased revenue as discussed above. Gross profit for delivery and installation activity decreased $0.5 million.
Adjusted EBITDA: Adjusted EBITDA decreased $0.7 million, or 7.4%, to $8.8 million for the three months ended March 31, 2021 from $9.5 million for the three months ended March 31, 2020 and the margin contracted to 36.2% from 35.3%. The decrease in adjusted EBITDA was driven by the lower gross profit discussed above, offset by a $1.6 million reduction in SG&A expense including personnel costs, provision for bad debt and travel.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments were reduced significantly during the quarter due to the unfavorable environment for this segment. Current quarter expenditures of $3.2 million were $1.3 million lower than the prior-year quarter.

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
On July 1, 2020, in connection with the completion of the Merger, Holdings, WSII, and certain of its subsidiaries, entered into a new asset-based credit agreement, that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion (the “US Facility”), available to WSII and certain of its subsidiaries (collectively, the “US Borrowers”), and (ii) a $400 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility") together with the US Facility (collectively, the “2020 ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros by the US Borrowers, and certain of WSII’s wholly-owned subsidiaries organized in Canada and in the United Kingdom. Borrowing availability under the 2020 ABL Facility is equal to the lesser of $2.4 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool. At March 31, 2021, we had $1.02 billion of available borrowing capacity under the 2020 ABL Facility.
COVID-19 Impact on Liquidity
We continue to monitor the impact that the global pandemic is having on our financial operations and liquidity; however, to date this impact has been immaterial, and we see the adverse impacts of COVID-19 diminishing as the global economy recovers. We regularly manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, actively managing our cost structure, reducing or delaying capital spending, and developing new opportunities for growth. We believe that the actions we have taken in recent years to increase our scale and competitive position and strengthen our balance sheet positioned us well to manage through this crisis and position us well for the subsequent recovery.

Cash Flow Comparison of the Three Months Ended March 31, 2021 and 2020
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash from operating activities	$122,071	$38,348
Net cash from investing activities	(30,911)	(30,540)
Net cash from financing activities	(89,220)	(5,582)
Effect of exchange rate changes on cash and cash equivalents	57	(629)
Net change in cash and cash equivalents	$1,997	$1,597
Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2021 was $122.1 million as compared to $38.3 million for the three months ended March 31, 2020, an increase of $83.8 million. The increase was due to an increase of $73.8 million of net income, adjusted for non-cash items, in addition to an increase of $9.9 million in the net movements of the operating assets and liabilities. The increase related to the net movements of operating assets and liabilities was attributable to a decrease in prepaid and other assets in the three months ended March 31, 2021 compared to the same period in 2020, partially offset by a decrease in accounts payable and other accrued expenses in the three months ended March 31, 2021 compared to the same period in 2020.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2021 was $30.9 million as compared to $30.5 million for the three months ended March 31, 2020, an increase of $0.4 million. The increase in cash used in investing activities was driven by a $12.9 million increase in cash used for purchase of rental equipment and refurbishments and a $5.8 million increase in cash used for the purchase of property, plant and equipment. This was partially offset by a $9.9 million increase in proceeds from sale of property, plant and equipment, and an $8.4 million increase in proceeds from the sale of rental equipment.
Cash Flows from Financing Activities
Cash used in financing activities for the three months ended March 31, 2021 was $89.2 million as compared to $5.6 million of cash used in financing activities for the three months ended March 31, 2020, an increase of $83.6 million. The increase is primarily due to an increase of $120.8 million in repayment of borrowings and an increase of $81.6 million in repurchase and cancellation of stock and warrants. This was partially offset by an increase of $126.2 million in receipts from borrowings.

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

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$122,071	$38,348
Purchase of rental equipment and refurbishments	(52,535)	(39,648)
Proceeds from sale of rental equipment	15,202	6,786
Purchase of property, plant and equipment	(7,307)	(1,518)
Proceeds from the sale of property, plant and equipment	13,729	3,840
Free Cash Flow	$91,160	$7,808
Free Cash Flow for the three months ended March 31, 2021 was an inflow of $91.2 million as compared to an inflow of $7.8 million for the three months ended March 31, 2020, an increase in Free Cash Flow of $83.4 million. Free Cash Flow increased year over year principally as a result of the $83.8 million increase in cash provided by operating activities and partially offset by the $12.9 million increase in cash used in the purchase of rental equipment and refurbishments. The $122.1 million in cash provided by operating activities for the three months ended March 31, 2021 was returned to shareholders through stock and warrant repurchases and cancellations and reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments.

Contractual Obligations
The following table presents information relating to our contractual obligations and commercial commitments as of March 31, 2021:

(in thousands)	Total	Less than 1 year	Between 1 to 3 years	Between 3 to 5 years		More than 5 years
Long-term indebtedness, including current portion and interest (a)(b)	$2,893,908	$87,613	$175,226	$2,031,526		$599,543
Payroll tax withholding (c)	10,350	5,175	5,175	—	—	—
Operating lease liabilities	274,833	59,323	91,555	59,320		64,635
Total	$3,179,091	$152,111	$271,956	$2,090,846		$664,178

(a)	Long-term indebtedness includes borrowings and interest under the 2020 ABL Facility, the 2025 Senior Secured Notes, the 2028 Senior Secured Notes, and finance leases.
(b)
Includes the obligations under our interest rate swap agreement that effectively convert $400 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The future obligations under the interest rate swaps was calculated using the 1-month LIBOR rate as of March 31, 2021.

(c)	Amounts relate to the opportunistic election to delay payment of employer payroll taxes on an interest-free basis in accordance with the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the ‘‘CARES Act’’).
At March 31, 2021, in addition to the above contractual obligations, the Company has estimated $14.6 million of potential long-term tax liabilities, including interest and penalties related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Pro Forma Information
The following pro forma financial information has been prepared for WillScot Mobile Mini for the three months ended March 31, 2020. These pro forma condensed combined statements of operations present the historical consolidated statements of operations of WillScot Mobile Mini, giving effect to the following items as if they had occurred on January 1, 2019:
(i)the Merger with Mobile Mini;
(ii)borrowings under the Company’s 2025 Secured Notes and the 2020 ABL Facility;
(iii)extinguishment of the Mobile Mini line of credit and senior notes assumed in the Merger and subsequently repaid;
(iv)repayment of the 2017 ABL Facility and the 2022 Senior Notes repaid contemporaneously with the Merger;
(v)the transaction costs incurred in connection with the Merger, and
(vi)elimination of non-controlling interest in connection with the Sapphire Exchange as contemplated by the Merger.
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
Pro forma Presentation
The following pro forma condensed combined financial information and associated notes are based on the historical financial statements of WillScot and Mobile Mini as described below. In preparing the pro forma condensed combined statements of operations for the three months ended March 31, 2020, certain historical financial information for Mobile Mini was reclassified to align to the reporting classifications of WillScot.
The pro forma condensed combined statement of operations for the three months ended March 31, 2020 are based on, derived from, and should be read in conjunction with, WillScot’s historical financial statements.. The aforementioned pro forma financial statements are also based on, derived from, and should be read in conjunction with Mobile Mini’s historical financial statements.

	Three Months Ended March 31, 2020
(in thousands)	Historical WillScot (as restated)	Historical Mobile Mini (as reclassified)	Pro Forma Adjustments	Pro Forma Condensed Combined
Revenues:
Leasing and services revenue:
Leasing	$188,352	$108,228	$—	$296,580
Delivery and installation	51,070	34,033	—	85,103
Sales revenue:
New units	9,613	4,809	—	14,422
Rental units	6,786	3,506	—	10,292
Total revenues	255,821	150,576	—	406,397
Costs:
Costs of leasing and services:
Leasing	49,809	15,878	—	65,687
Delivery and installation	43,865	24,522	—	68,387
Costs of sales:
New units	6,203	3,064	—	9,267
Rental units	3,806	2,137	—	5,943
Depreciation of rental equipment	45,948	7,756	1,167	54,871	(b)
Gross profit	106,190	97,219	(1,167)	202,242
Expenses:
Selling, general and administrative	65,537	63,285	(24,651)	104,171	(a)
Other depreciation and amortization	3,074	9,736	5,669	18,479	(c)
Lease impairment expense and other related charges	1,661	—	—	1,661
Restructuring costs	(60)	—	—	(60)
Currency losses, net	898	3	—	901
Other expense, net	276	27	—	303
Operating income	25,373	24,168	17,815	67,356
Interest expense	28,257	9,261	(6,148)	31,370	(d)
Fair value gain on common stock warrant liabilities	(95,329)	—	—	(95,329)
Income before income tax	92,445	14,907	23,963	131,315
Income tax expense	790	6,606	6,110	13,506	(e)
Net income	91,655	8,301	17,853	117,809
Net loss attributable to non-controlling interest, net of tax	(130)	—	130	—	(f)
Net income attributable to WillScot Mobile Mini	$91,785	$8,301	$17,723	$117,809

Notes to Pro Forma Statements

(a)	Represents the elimination of non-recurring transaction costs incurred as a result of the Mobile Mini Merger.
(b)	Represents the adjustment for depreciation of rental fleet relating to the estimated increase in fair value purchase accounting adjustments as a result of the Merger.
(c)	Represents the differential in other depreciation and amortization expense related to the provisional fair value purchase accounting adjustments as a result of the Merger.er 30, 2019.
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

(f)	Reflects the adjustment for the extinguishment of non-controlling interest as a result of the Sapphire Exchange on June 30, 2020.

The pro forma adjustment to interest expense consists of the following:

Three Months Ended March 31,
(in thousands)	2020
ABL Facility interest	$(2,604)
2022 Secured Notes interest	(5,316)
2025 Secured Notes interest	9,953
Mobile Mini debt interest	(8,712)
Deferred financing fee amortization	531
Net pro forma adjustment	$(6,148)

Reconciliation of Pro Forma Adjusted EBITDA
The following unaudited table provides a reconciliation of Net income (loss) to pro forma unaudited adjusted EBITDA:

Three Months Ended March 31,
(in thousands)	2020
Net Income - as restated	$117,809
Income tax expense	13,506
Interest expense	31,370
Depreciation and amortization	73,350
Fair value gain on common stock warrant liabilities	(95,329)
Currency losses, net	901
Restructuring costs, lease impairment expense, other related charges	1,601
Integration costs	1,685
Stock compensation expense	4,469
Other	58
Adjusted EBITDA	$149,420

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
The US Securities and Exchange Commission (the “SEC”) suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. For a complete discussion of our significant critical accounting policies, see the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2020.
There were no significant changes to our critical accounting policies during the three months ended March 31, 2021.

Recently Issued Accounting Standards
Refer to Part I, Item 1, Note 1 of the notes to our financial statements included in this Quarterly Report on Form 10-Q for our assessment of recently issued and adopted accounting standards.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the US Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Act of 1934, as amended. The words “estimates,” “expects,” “anticipates,” “believes,” “forecasts,” “plans,” “intends,” “may,” “will,” “should,” “shall,” “outlook,” “guidance” and variations of these words and similar expressions identify forward-looking statements, which are generally not historical in nature and relate to expectations for future financial performance or business strategies or objectives.
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
•rising costs adversely affecting our profitability; and
•such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our Annual Report on Form 10-K/A for the year ended December 31, 2020), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $1.4 billion in outstanding principal under the ABL Facility at March 31, 2021.
In order to manage this risk, on November 6, 2018, WSII entered into an interest rate swap agreement that effectively converts $400 million in aggregate notional amount of variable-rate debt under our ABL Facility into fixed-rate debt. The swap agreement provides for WillScot Mobile Mini to pay a fixed rate of 3.06% per annum on the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetically fixed rate of 4.93% on the $400 million notional amount, when including the current applicable margin.
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $2.2 million based on current outstanding borrowings.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 and believe that the previously reported material weakness has been remediated.
Description of Material Weakness as of December 31, 2020
As disclosed in further detail in Part II, Item 9A, Controls and Procedures of the 2020 Annual Report on Form 10-K/A, we and our independent registered public accounting firm determined that a material weakness in our internal control over financial reporting, specifically, ineffective controls over the accounting for warrants existed. These control deficiencies resulted in adjustments and disclosures contained in the 2020 Annual Report on Form 10-K/A.
Remediation Plan
Subsequent to the SEC Staff Statement, we implemented a remediation plan that addressed the material weakness in internal control over financial reporting, which related to the accounting for our warrants. In connection with warrant restatement on Form 10-K/A, the Company has conformed its accounting for its warrants to the SEC Staff Statement. The Company has designed and implemented a new control to reassess the classification of liability- or equity-classified warrants consistent with the SEC Staff Statement, which will be executed at each reporting date by individuals with sufficient experience and training. The Company’s remediation plan has been implemented and as of April 30, 2021. We believe we have remediated this material weakness and will test the operational effectiveness of the control during 2021.
Changes in Internal Controls
Other than the item discussed above, there were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2021 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
As of March 31, 2021, there were no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our property is subject.

ITEM 1A.    Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our Annual Report on Form 10-K/A for the year ended December 31, 2020, which have not materially changed.

ITEM 2.    Unregistered Sales of Equity Securities
The following table summarizes our purchase of Common Stock during the first quarter of 2021:

Period	Total Number of Shares and Equivalents Purchased (in millions)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publically Announced Plan (in millions)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
January 1, 2021 to January 31, 2021	—	$—	0.0	$214.7
February 1, 2021 to February 28, 2021	—	$—	0.0	$214.7
March 1, 2021 to March 31, 2021	3.1	$26.00	3.1	$133.9
Total	3.1	$26.00	3.1

On August 7, 2020, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $250 million of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. As of March 31, 2021, $133.9 million remained of the $250 million share repurchase authorization.
On April 29, 2021, the Company's Board of Directors approved an increase to the authorized amount under the stock repurchase program that authorizes the Company to repurchase up to $500 million of its outstanding shares of Common Stock and equivalents.

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

WillScot Mobile Mini Holdings Corp.

		By:	/s/ CHRISTOPHER J. MINER
Dated:	May 10, 2021		Christopher J. Miner
Executive Vice President & Chief Legal Officer