Form 10-Q
period 2021-06-30
WillScot Mobile Mini Holdings Corp.
filed 2021-08-06
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

(480) 894-6311
(Registrant’s telephone number, including area code)
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	WSC	The Nasdaq Capital Market
Warrants to purchase Common Stock(1)	WSCTW	OTC Markets Group Inc.
(1) Issued in connection with the registrant's acquisition of Modular Space Holding, Inc. in August 2018, which are exercisable for one share of the registrant's common stock at an exercise price of $15.50 per share.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 226,182,486 shares at August 2, 2021.

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2021 (unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$15,402	$24,937
Trade receivables, net of allowances for credit losses at June 30, 2021 and December 31, 2020 of $36,785 and $29,258, respectively	365,164	330,942
Inventories	32,294	23,731
Prepaid expenses and other current assets	26,686	29,954
Assets held for sale	—	12,004
Total current assets	439,546	421,568
Rental equipment, net	2,914,572	2,931,646
Property, plant and equipment, net	303,488	303,650
Operating lease assets	235,258	232,094
Goodwill	1,180,737	1,171,219
Intangible assets, net	474,327	495,947
Other non-current assets	11,785	16,081
Total long-term assets	5,120,167	5,150,637
Total assets	$5,559,713	$5,572,205
Liabilities and equity
Accounts payable	$132,031	$106,926
Accrued expenses	149,670	141,672
Deferred revenue and customer deposits	151,819	135,485
Operating lease liabilities - current	49,606	48,063
Current portion of long-term debt	16,557	16,521
Total current liabilities	499,683	448,667
Long-term debt	2,506,295	2,453,809
Deferred tax liabilities	332,492	307,541
Operating lease liabilities - non-current	184,874	183,761
Common stock warrant liabilities	—	77,404
Other non-current liabilities	30,956	37,150
Long-term liabilities	3,054,617	3,059,665
Total liabilities	3,554,300	3,508,332
Commitments and contingencies (see Note 17)
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 226,832,627 and 229,038,158 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in-capital	3,756,563	3,852,291
Accumulated other comprehensive loss	(24,757)	(37,207)
Accumulated deficit	(1,726,416)	(1,751,234)
Total shareholders' equity	2,005,413	2,063,873
Total liabilities and equity	$5,559,713	$5,572,205

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues:
Leasing and services revenue:
Leasing	$343,179	$190,143	$658,841	$378,495
Delivery and installation	91,680	51,640	175,184	102,710
Sales revenue:
New units	11,008	9,763	21,963	19,376
Rental units	15,235	5,316	30,437	12,102
Total revenues	461,102	256,862	886,425	512,683
Costs:
Costs of leasing and services:
Leasing	83,032	47,747	152,927	97,556
Delivery and installation	77,153	43,523	147,289	87,388
Costs of sales:
New units	7,052	6,331	14,161	12,534
Rental units	8,162	3,803	17,267	7,609
Depreciation of rental equipment	62,893	45,494	118,591	91,442
Gross profit	222,810	109,964	436,190	216,154
Expenses:
Selling, general and administrative	122,387	63,653	238,872	129,190
Transaction costs	—	1,619	844	11,050
Other depreciation and amortization	21,622	2,883	39,946	5,957
Lease impairment expense and other related charges	474	1,394	1,727	3,055
Restructuring costs	6,960	749	10,102	689
Currency losses (gains), net	33	(380)	69	518
Other expense (income), net	719	(1,021)	(1,269)	(745)
Operating income	70,615	41,067	145,899	66,440
Interest expense	29,212	28,519	59,176	56,776
Fair value (gain) loss on common stock warrant liabilities	(610)	26,963	26,597	(68,366)
Loss on extinguishment of debt	2,814	—	5,999	—
Income (loss) before income tax	39,199	(14,415)	54,127	78,030
Income tax expense (benefit)	18,828	(285)	29,309	505
Net income (loss)	20,371	(14,130)	24,818	77,525
Net income attributable to non-controlling interest, net of tax	—	1,343	—	1,213
Net income (loss) attributable to WillScot Mobile Mini	$20,371	$(15,473)	$24,818	$76,312

Earnings (loss) per share attributable to WillScot Mobile Mini common shareholders
Basic	$0.09	$(0.14)	$0.11	$0.69
Diluted	$0.08	$(0.14)	$0.11	$0.06
Weighted average shares:
Basic	228,406,812	110,692,426	228,350,318	110,174,536
Diluted	236,536,713	110,692,426	234,898,911	112,336,118

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$20,371	$(14,130)	$24,818	$77,525
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $60 and $0 for the three and six months ended June 30, 2021 and $0 for the three and six months ended June 30, 2020, respectively	3,093	7,982	8,127	(13,162)
Net gain (loss) on derivatives, net of income tax expense of $656 and $0 for the three months ended June 30, 2021 and 2020, respectively and $1,323 and $0 for the six months ended June 30, 2021 and 2020, respectively	2,146	975	4,323	(7,783)
Total other comprehensive income (loss)	5,239	8,957	12,450	(20,945)
Comprehensive income (loss)	25,610	(5,173)	37,268	56,580
Comprehensive income (loss) attributable to non-controlling interest	—	2,161	—	(672)
Total comprehensive income (loss) attributable to WillScot Mobile Mini	$25,610	$(7,334)	$37,268	$57,252

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	229,038	$23	$3,852,291	$(37,207)	$(1,751,234)	$2,063,873
Net income	—	—	—	—	4,447	4,447
Other comprehensive income	—	—	—	7,211	—	7,211
Stock-based compensation and issuance of Common Stock from vesting	229	—	4,951	—	—	4,951
Repurchase and cancellation of Common Stock and warrants	(2,793)	—	(76,788)	—	—	(76,788)
Issuance of Common Stock from the exercise of options and warrants	341	—	5,414	—	—	5,414
Withholding taxes on net share settlement of stock-based compensation	—	—	(3,219)	—	—	(3,219)
Balance at March 31, 2021	226,815	$23	$3,782,649	$(29,996)	$(1,746,787)	$2,005,889
Net income	—	—	—	—	20,371	20,371
Other comprehensive income	—	—	—	5,239	—	5,239
Stock-based compensation and issuance of Common Stock from vesting	60	—	9,038	—	—	9,038
Repurchase and cancellation of Common Stock and warrants	(4,100)	—	(35,508)	—	—	(35,508)
Issuance of Common Stock from the exercise of options and warrants	4,058	—	384	—	—	384
Balance at June 30, 2021	226,833	$23	$3,756,563	$(24,757)	$(1,726,416)	$2,005,413

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

Six Months Ended June 30, 2020
	Class A Common Stock(1)		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	108,819	$11	8,024	$1	$2,378,733	$(62,775)	$(1,825,361)	$490,609	$64,590	$555,199
Net income (loss)	—	—	—	—	—	—	91,785	91,785	(130)	91,655
Other comprehensive loss	—	—	—	—	—	(27,199)	—	(27,199)	(2,703)	(29,902)
Stock-based compensation and issuance of Common Stock from vesting	239	—	—	—	1,787	—	—	1,787	—	1,787
Issuance of Common Stock from the exercise of warrants	1,497	—	—	—	28,958	—	—	28,958	—	28,958
Withholding taxes on net share settlement of stock-based compensation	—	—	—	—	(673)	—	—	(673)	—	(673)
Balance at March 31, 2020	110,555	$11	8,024	$1	$2,408,805	$(89,974)	$(1,733,576)	$585,267	$61,757	$647,024
Net (loss) income	—	—	—	—	—	—	(15,473)	(15,473)	1,343	(14,130)
Other comprehensive income	—	—	—	—	—	8,139	—	8,139	818	8,957
Reclassification of ModSpace Warrants	—	—	—	—	26,216	—	—	26,216	—	26,216
Stock-based compensation and issuance of Common Stock from vesting	—	—	—	—	2,227	—	—	2,227	—	2,227
Sapphire Exchange - see Note 10	10,641	1	(8,024)	(1)	66,890	(2,972)	—	63,918	(63,918)	—
Issuance of Common Stock from the exercise of warrants	37	—	—	—	374	—	—	374	—	374
Balance at June 30, 2020	121,233	$12	—	$—	$2,504,512	$(84,807)	$(1,749,049)	$670,668	$—	$670,668

(1) See Note 1 for information regarding the Company's conversion of Class A Common Stock to Common Stock on July 1, 2020 concurrent with the Merger.

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating activities:
Net income	$24,818	$77,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,480	98,917
Provision for credit losses	16,910	9,122
Impairment losses on right of use assets	—	57
Gain on sale of rental equipment and other property, plant and equipment	(14,793)	(4,366)
Amortization of debt discounts and debt issuance costs	7,082	5,899
Fair value loss (gain) on common stock warrant liabilities	26,597	(68,366)
Loss on extinguishment of debt	5,999	—
Stock-based compensation expense	13,989	4,014
Deferred income tax expense	24,389	608
Unrealized currency (gains) losses, net	(184)	1,095
Changes in operating assets and liabilities:
Trade receivables	(50,324)	5,709
Inventories	(8,535)	520
Prepaid and other assets	10,004	(6,620)
Operating lease assets and liabilities	(537)	(64)
Accrued interest	116	753
Accounts payable and other accrued expenses	30,573	(17,767)
Deferred revenue and customer deposits	15,024	6,691
Net cash provided by operating activities	261,608	113,727
Investing activities:
Proceeds from sale of rental equipment	30,437	12,102
Purchase of rental equipment and refurbishments	(117,817)	(79,682)
Proceeds from the sale of property, plant and equipment	16,438	3,843
Purchase of property, plant and equipment	(17,450)	(3,186)
Net cash used in investing activities	(88,392)	(66,923)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options	5,798	4,580
Repurchase and cancellation of Common Stock and warrants	(214,299)	—
Receipts from borrowings	387,658	704,293
Payment of financing costs	—	(1,225)
Repayment of borrowings	(347,225)	(92,282)
Payment of debt extinguishment premium costs	(3,705)	—
Principal payments on finance lease obligations	(7,921)	—
Taxes paid on employee stock awards	(3,219)	(673)
Net cash (used in) provided by financing activities	(182,913)	614,693
Effect of exchange rate changes on cash and cash equivalents	162	(394)
Net change in cash and cash equivalents	(9,535)	661,103
Cash and cash equivalents at the beginning of the period	24,937	3,045
Cash and cash equivalents at the end of the period	$15,402	$664,148

Supplemental cash flow information:
Interest paid	$46,105	$46,058
Income taxes paid, net	$4,383	$(22)
Capital expenditures accrued or payable	$19,099	$18,742

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
The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020.
Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in the ASU are effective for public entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of the pronouncement on its consolidated financial statements.

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
The purchase price for the Merger was assigned to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition, July 1, 2020. The Company recorded the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, contributory asset charges, and estimates made by management. The following table summarizes the July 1, 2020 fair values of the assets acquired and liabilities assumed.

Opening Balance Sheet

(in thousands)	July 1, 2020
Cash and cash equivalents	$17,203
Trade receivables	87,492
Inventories	8,987
Prepaid expenses and other current assets	13,717
Rental equipment	1,032,672
Property, plant and equipment	160,729
Operating lease assets	92,054
Intangible assets	374,500	(a)
Goodwill identified	937,135
Other non-current assets	2,520
Total identifiable assets acquired	2,727,009
Accounts payable	(29,797)
Accrued expenses	(40,335)
Deferred revenue and customer deposits	(38,846)
Operating lease liabilities	(89,968)
Debt and finance lease liabilities	(897,244)
Deferred tax liabilities	(276,555)
Other long-term liabilities	(1,428)
Total liabilities assumed	(1,374,173)
Purchase Price	$1,352,836
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
Mobile Mini generated $330.8 million of revenue and $51.9 million of pre-tax income in the six months ended June 30, 2021, which is included in the condensed consolidated financial statements of operations.
The pro forma results presented below give effect to the following as if they occurred on January 1, 2019:

(i)	The Merger;
(ii)	Borrowings under the Company's 2025 Secured Notes and 2020 ABL Facility (both as defined in Note 9) used to repay certain debt in connection with the Merger;
(iii)	Extinguishment of the Mobile Mini revolving credit facility and senior notes assumed in the Merger and immediately repaid;
(iv)	Extinguishment of WillScot's 2017 ABL Facility and WillScot's 2022 Secured Notes (both as defined in Note 9) repaid in connection with the Merger;
(v)	Transaction costs incurred in connection with the Merger; and
(vi)	Elimination of WillScot's non-controlling interest and WillScot's Class B common stock in connection with the Merger. See Note 10 for further details.
The pro forma information is not necessarily indicative of the Company’s results of operations had the Merger been completed on January 1, 2019, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Merger.
The Company's results of operations for the three and six months ended June 30, 2021 represent the activities of the Company after the Merger. As a result, there were no differences between pro forma results and actual results on a reported basis.

The tables below present unaudited pro forma condensed combined statements of operations information for the three and six months ended June 30, 2020:

(in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
WillScot revenues	$256,862	$512,683
Mobile Mini revenues	133,663	284,240
Pro forma revenues	$390,525	$796,923

WillScot Mobile Mini (loss) income before income tax	$(14,415)	$78,030	(a)
Mobile Mini income before income tax	22,967	37,874
Pro forma income before income tax	8,552	115,904
Pro forma adjustments to combined income before income tax:
Elimination of Merger transaction costs	3,198	27,849	(b)
Impact of fair value mark-ups on rental fleet depreciation	(1,167)	(2,334)	(c)
Other depreciation expense and intangible asset amortization	(5,669)	(11,338)	(d)
Interest expense	(3,549)	(6,113)	(e)
Elimination of Mobile Mini interest expense	7,210	15,922	(f)
Pro forma income before income tax	8,575	139,890
Income tax expense	9,737	23,244	(g)
Pro forma net (loss) income	$(1,162)	$116,646

(a)	Excludes impact of non-controlling interest which was eliminated as part of the Sapphire Exchange. See Note 10.
(b)	Eliminates discrete transaction costs incurred as a result of the Mobile Mini Merger.
(c)	Depreciation on rental equipment and property, plant and equipment were adjusted for the determination of the fair value of equipment acquired in the Mobile Mini Merger.
(d)
Represents the differential in other depreciation and amortization expense related to the fair value purchase accounting adjustments as a result of the Merger, principally the amortization of the Mobile Mini customer relationship valued at $209,000 with a 13-year life.

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
(g)
Reflects the recorded income tax provision plus the adjustment to recognize the income tax impacts of the unaudited pro forma adjustments for which a tax expense is recognized using a US federal and state statutory tax rate of 25.5%. This rate may vary from the effective tax rates of the historical and combined businesses. In addition, the three and six months ended June 30, 2020 included an adjustment of $2.7 million to eliminate the reversal of valuation allowance as a result of reassessment of the realizability of deferred tax assets as a result of the Merger.

Transaction and Integration Costs
The Company recorded $1.6 million in transaction costs related to the Merger during the three months ended June 30, 2020, and $0.8 million and $11.0 million in transaction costs related to the Merger in the six months ended June 30, 2021 and 2020, respectively. The Company also recorded $7.6 million and $15.0 million in integration costs related to the Merger within selling, general and administrative ("SG&A") expense during the three and six months ended June 30, 2021, respectively.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and six months ended June 30, 2020 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
US	$399,280	$237,613	$770,549	$472,941
Canada	29,543	16,279	53,127	32,985
Mexico	3,848	2,970	7,311	6,757
UK	28,431	—	55,438	—
Total revenues	$461,102	$256,862	$886,425	$512,683
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
The Company’s revenue by major product and service line for the three and six months ended June 30, 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Modular space leasing revenue	$181,376	$132,377	$351,328	$263,775
Portable storage leasing revenue	58,848	5,716	113,461	11,565
Tank and pump leasing revenue	17,109	—	32,869	—
VAPS and third party leasing revenues(a)	70,880	42,421	133,306	83,423
Other leasing-related revenue(b)	14,966	9,629	27,877	19,732
Leasing revenue	343,179	190,143	658,841	378,495
Delivery and installation revenue	91,680	51,640	175,184	102,710
Total leasing and services revenue	434,859	241,783	834,025	481,205
New unit sales revenue	11,008	9,763	21,963	19,376
Rental unit sales revenue	15,235	5,316	30,437	12,102
Total revenues	$461,102	$256,862	$886,425	$512,683

(a)
Includes $7.8 million and $4.3 million of service revenue for the three months ended June 30, 2021 and 2020, respectively, and $14.0 million and $8.3 million of service revenue for the six months ended June 30, 2021 and 2020 , respectively.

(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (73% for the three and six months ended June 30 2021 and 72% for the three and six months ended June 30, 2020) is generated by rental income subject to the guidance of ASU 2018-11, Leases (Topic 842) ("ASC 842"). The remaining revenue for the three and six months ended June 30, 2021 and 2020 is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
Receivables, Contract Assets and Liabilities
As reflected above, approximately 73% of the Company's rental revenue is generated by lease revenue subject to the guidance in ASC 842. The customers that are responsible for the remaining revenue accounted for under ASC 606 are generally the same customers that rent the Company's equipment. The Company manages credit risk associated with its accounts receivables at the customer level. As the same customers generate the revenues that are accounted for under both

ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for credit losses address its total revenues. The Company's top five customers with the largest open receivables balances represented 4.4% of the total receivables balance as of June 30, 2021.
As of June 30, 2021 and December 31, 2020, the Company had approximately $74.7 million and $74.1 million, respectively, of deferred revenue that relates to removal services for lease transactions and advance billings for sale transactions, which are within the scope of ASC 606 and are included in deferred revenue and customer deposits in the condensed consolidated balance sheets. During the three months ended June 30, 2021, $18.1 million of previously deferred revenue relating to removal services for lease transactions and advance billings for sale transactions was recognized as revenue.
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
Activity in the allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$31,630	$16,471	$29,258	$15,828
Net charges to bad debt expense and revenue	8,390	5,730	16,910	9,122
Write-offs	(4,058)	(2,829)	(9,872)	(5,573)
Foreign currency translation and other	823	(189)	489	(194)
Balance at end of period	$36,785	$19,183	$36,785	$19,183

NOTE 4 - Leases
As of June 30, 2021, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2021 (remaining)	$31,653	$10,193
2022	56,891	18,747
2023	46,544	15,296
2024	38,183	12,375
2025	31,384	12,482
Thereafter	74,309	18,932
Total lease payments	278,964	88,025
Less: interest	(44,484)	(6,496)
Present value of lease liabilities	$234,480	$81,529
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.
The Company’s lease activity during the six months ended June 30, 2021 and 2020 was as follows:

(in thousands)	Six Months Ended June 30,
Financial Statement Line	2021	2020
Finance Lease Expense
Amortization of finance lease assets	$9,514	$—
Interest on obligations under finance leases	1,098	—
Total finance lease expense	$10,612	$—

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$2,131	$3,074
Selling, general and administrative	29,359	16,866
Lease impairment expense and other related charges	1,107	1,359
Short-term lease expense
Cost of leasing and services	11,575	13,603
Selling, general and administrative	723	851
Lease impairment expense and other related charges	—	466
Variable lease expense
Cost of leasing and services	3,373	3,657
Selling, general and administrative	3,792	2,131
Lease impairment expense and other related charges	335	511
Total operating lease expense	$52,395	$42,518
Lease impairment expense and other related charges relate to closed locations that are no longer used in operations as a result of consolidation activities within the Company. During the six months ended June 30, 2021, the Company recorded $1.7 million in lease impairment expense and other related charges which is comprised of $0.2 million loss on lease exit and impairment charges and $1.5 million in closed location rent expense. During the six months ended June 30, 2020, the Company recorded $3.1 million in lease impairment expense and other related charges which is comprised of $0.8 million loss on lease exit and $2.3 million in closed location rent expense.

Supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020 was as follows:

(in thousands)	Six Months Ended June 30,
Supplemental Cash Flow Information	2021	2020
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$33,409	$20,271
Financing cash outflows from finance leases	$8,030	$—

Right of use assets obtained in exchange for lease obligations	$28,288	$19,242
Assets obtained in exchange for finance leases	$11,530	$—
Weighted-average remaining operating lease terms and the weighted average discount rates as of June 30, 2021 and December 31, 2020 were as follows:

Lease Terms and Discount Rates	June 30, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases	6.2 years	6.4 years
Weighted-average discount rate - operating leases	5.6%	5.7%
Weighted-average remaining lease term - finance leases	4.5 years	4.6 years
Weighted-average discount rate - finance leases	2.9%	2.9%
The Company presents information related to leasing revenues in Note 3.

NOTE 5 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$24,493	$19,560
Finished units	7,801	4,171
Inventories	$32,294	$23,731

NOTE 6 - Rental Equipment, net
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Modular space units	$2,822,231	$2,796,284
Portable storage units	696,600	653,707
Tank and pump products	144,951	132,071
Value added products	156,987	143,652
Total rental equipment	3,820,769	3,725,714
Less: accumulated depreciation	(906,197)	(794,068)
Rental equipment, net	$2,914,572	$2,931,646

NOTE 7 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Balance at December 31, 2019	$235,177	$—	$—	$—	$235,177
Acquisition of Mobile Mini	—	726,529	59,183	143,262	928,974
Effects of movements in foreign exchange rates	651	—	6,417	—	7,068
Balance at December 31, 2020	235,828	726,529	65,600	143,262	1,171,219
Changes to Mobile Mini purchase accounting	285,000	(233,666)	—	(43,173)	8,161
Effects of movements in foreign exchange rates	842	(293)	808	—	1,357
Balance at June 30, 2021	$521,670	$492,570	$66,408	$100,089	$1,180,737
The Company had no goodwill impairment during the six months ended June 30, 2021 or the year ended December 31, 2020. Changes to Mobile Mini purchase accounting are largely the result of the finalization of the assignment of goodwill to the reporting units during the measurement period.

NOTE 8 - Intangibles
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	June 30, 2021
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Trade name - ModSpace	0.2	$3,000	$(2,875)	$125
Mobile Mini customer relationships	7.1	209,000	(25,048)	183,952
Technology	5.0	1,500	(250)	1,250
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$502,500	$(28,173)	$474,327

	December 31, 2020
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Trade name - ModSpace	0.7	$3,000	$(2,375)	$625
Mobile Mini customer relationships	8.0	217,000	(12,053)	204,947
Technology	5.5	1,500	(125)	1,375
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$510,500	$(14,553)	$495,947
Amortization expense related to intangible assets was $6.8 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $13.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
As discussed in Note 2, the Company acquired Mobile Mini on July 1, 2020. The Company recorded $164.0 million to indefinite-lived intangible assets and $210.5 million of intangibles subject to amortization related to Mobile Mini customer relationships and technology.

Based on the carrying value at June 30, 2021, future amortization of intangible assets is expected to be as follows for the years ended December 31:

(in thousands)
2021 (remaining)	$13,334
2022	26,416
2023	26,416
2024	26,416
2025	26,416
Thereafter	66,329
Total	$185,327

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	June 30, 2021	December 31, 2020
2025 Secured Notes	6.125%	2025	$517,054	$637,068
ABL Facility(a)	Varies	2025	1,432,252	1,263,833
2028 Secured Notes	4.625%	2028	492,017	491,555
Finance Leases	Varies	Varies	81,529	77,874
Total debt			2,522,852	2,470,330
Less: current portion of long-term debt			16,557	16,521
Total long-term debt			$2,506,295	$2,453,809
(a) As of both June 30, 2021 and December 31, 2020, the Company had no outstanding principal borrowings on the Multicurrency Facility and $7.2 million and $7.9 million, respectively, of related debt issuance costs. No related debt issuance costs were recorded as a direct offset against the principal borrowings on the Multicurrency Facility, and the $7.2 million and $7.9 million in excess of principal was included in other non-current assets on the condensed consolidated balance sheets.
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

Borrowings under the 2020 ABL Facility initially bear interest at (i) in the case of US Dollars, at WSII’s option, either an adjusted LIBOR rate plus 1.875% or an alternative base rate plus 0.875%, (ii) in the case of Canadian Dollars, at WSII’s option, either a Canadian BA rate plus 1.875% or Canadian prime rate plus 0.875%, and (iii) in the case of Euros and British Pounds Sterling, an adjusted LIBOR rate plus 1.875%. The 2020 ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of 0.225% per annum. At June 30, 2021, the weighted average interest rate for borrowings under the 2020 ABL Facility was 1.96%. The weighted average interest rate on the balance outstanding as of June 30, 2021, as adjusted for the effects of the interest rate swap agreements, was 2.77%. Refer to Note 16 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Line Cap. At June 30, 2021, the Line Cap was $2.4 billion and the Borrowers had $917.4 million of available borrowing capacity under the 2020 ABL Facility, including $517.4 million under the US Facility and $400.0 million under the Multicurrency Facility. Borrowing capacity under the 2020 ABL Facility is made available for up to $205.9 million of letters of credit and up to $170.0 million of swingline loans. At June 30, 2021, letters of credit and bank guarantees carried fees of 2.00%. The Company had issued $14.1 million of standby letters of credit under the 2020 ABL Facility at June 30, 2021.
The Company had $1.5 billion outstanding principal under the 2020 ABL Facility at June 30, 2021. Debt issuance costs of $36.2 million were included in the carrying value of the 2020 ABL Facility at June 30, 2021.
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
On March 26, 2021, using cash on hand and borrowings on the 2020 ABL Facility, the Company redeemed 10% of the outstanding principal, or $65.0 million, of its 2025 Secured Notes and recorded a loss on extinguishment of debt in the condensed consolidated statement of operations of $3.2 million comprised of a redemption premium of $1.9 million and write- off of unamortized deferred financing fees of $1.3 million in the first quarter of 2021.
On June 16, 2021, using cash on hand and borrowings on the 2020 ABL Facility, the Company redeemed 10% of the outstanding principal, or $58.5 million, of its 2025 Secured Notes and recorded a loss on extinguishment of debt in the condensed consolidated statement of operations of $2.8 million comprised of a redemption premium of $1.8 million and write-off of unamortized deferred financing fees of $1.0 million in the second quarter of 2021.
The 2025 Secured Notes mature on June 15, 2025 and bear interest at a rate of 6.125% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2020. Unamortized deferred financing costs pertaining to the 2025 Secured Notes were $9.5 million as of June 30, 2021.
2028 Senior Secured Notes
On August 25, 2020, the Company, completed a private offering of $500.0 million in aggregate principal amount of 4.625% senior secured notes due 2028 (the “2028 Secured Notes”). The 2028 Secured Notes mature on August 15, 2028. They bear interest at a rate of 4.625% per annum. Interest is payable semi-annually on August 15 and February 15 of each year, beginning February 15, 2021. Unamortized deferred financing cost pertaining to the 2028 Secured Notes were $8.0 million as of June 30, 2021.
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments as of June 30, 2021 and December 31, 2020.
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At June 30, 2021 and December 31, 2020, obligations under finance leases for certain real property and transportation related equipment were $81.5 million and $77.9 million, respectively. Refer to Note 4 for further information.

NOTE 10 – Equity
Common Stock
On June 30, 2020, as contemplated by the Merger Agreement, Sapphire Holding S.à r.l. ("Sapphire Holdings"), an affiliate of TDR Capital LLP (“TDR Capital”), exchanged each of its shares of common stock of Holdings for 1.3261 shares of newly issued WillScot Class A Common Stock (the "Sapphire Exchange"). As a result of the Sapphire Exchange, all issued and outstanding shares of WillScot’s Class B Common Stock, par value $0.0001 per share (the "Class B Common Stock"), were automatically canceled for no consideration and the existing exchange agreement was automatically terminated. As a result of the Sapphire Exchange, Holdings became a wholly-owned subsidiary of WillScot. Sapphire Holdings received 10,641,182 shares of Common Stock of WillScot in the Sapphire Exchange. Prior to the Sapphire Exchange, Sapphire Holdings' ownership of Holdings was recorded as a non-controlling interest in the condensed consolidated financial statements. Subsequent to the Sapphire Exchange, the Company's subsidiaries are each wholly owned and there is no non-controlling interest. As a result of the Sapphire Exchange, non-controlling interest of $63.9 million was reclassified to $66.9 million of additional paid-in-capital and $3.0 million to accumulated other comprehensive loss, on the condensed consolidated balance sheet.
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
In connection with the stock compensation vesting events and stock option exercises described in Note 15, and the warrant exercises described below, the Company issued 4,687,881 shares of Common Stock during the six months ended June 30, 2021.
Stock Repurchase Program
On August 7, 2020, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $250 million of its outstanding shares of Common Stock. On April 29, 2021, the Board of Directors approved an increase in repurchase authority to $500 million. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations.
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
During the six months ended June 30, 2021, the Company repurchased 7,901,657 shares of Common Stock and stock equivalents for $216.3 million. As of June 30, 2021, $249.2 million of the approved repurchase pool remained available.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the six months ended June 30, 2021 and 2020 were as follows:

(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2020	$(24,694)	$(12,513)	$(37,207)
Other comprehensive income (loss) before reclassifications	5,034	(760)	4,274
Reclassifications from AOCI to income	—	2,937	2,937
Balance at March 31, 2021	(19,660)	(10,336)	(29,996)
Other comprehensive income (loss) before reclassifications	3,093	(848)	2,245
Reclassifications from AOCI to income	—	2,994	2,994
Balance at June 30, 2021	$(16,567)	$(8,190)	$(24,757)

(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2019	$(52,982)	$(9,793)	$(62,775)
Other comprehensive loss before reclassifications	(21,144)	(10,330)	(31,474)
Reclassifications from AOCI to income	—	1,572	1,572
Less other comprehensive loss attributable to non-controlling interest	1,913	790	2,703
Balance at March 31, 2020	(72,213)	(17,761)	(89,974)
Other comprehensive income (loss) before reclassifications	7,982	(1,642)	6,340
Reclassifications from AOCI to income	—	2,617	2,617
Less other comprehensive loss (income) attributable to non-controlling interest	(730)	(88)	(818)
Impact of elimination of non-controlling interest on accumulated other comprehensive income	(1,299)	(1,673)	(2,972)
Balance at June 30, 2020	$(66,260)	$(18,547)	$(84,807)

For the six months ended June 30, 2021 and 2020, $5.9 million and $4.2 million, respectively, was reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps discussed in Note 16. The Company recorded a tax expense of $0.7 million and $0 for the three months ended June 30, 2021 and 2020, respectively, and $1.3 million and $0 for the six months ended June 30, 2021 and 2020, respectively, associated with this reclassification.

NOTE 11 – Warrants
Warrants
2015 Public Warrants
WillScot was incorporated under the name Double Eagle Acquisition Corporation ("DEAC") on June 26, 2015. On November 29, 2017, DEAC acquired Williams Scotsman International, Inc. (“WSII”) from Algeco Scotsman Global S.à.r.l., which is majority owned by an investment fund managed by TDR Capital, and DEAC domesticated to Delaware and changed its name to WillScot Corporation.
As part of its initial public offering, DEAC issued warrants (the “2015 Public Warrants”). Each 2015 Public Warrant entitled the holder to purchase one-half of one share of Common Stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. On January 24, 2020, the Company delivered a notice (the "Redemption Notice") to redeem all of its 2015 Public Warrants that remained unexercised on February 24, 2020. As further described in the Redemption Notice and permitted under the Warrant Agreement, holders of these warrants who exercised them following the date of the Redemption Notice were required to do so on a cashless basis. From January 1, 2020 through January 24, 2020, 796,610 warrants were exercised for cash, resulting in the Company receiving cash proceeds of $4.6 million and the Company issuing 398,305 shares of the Company's Class A Common Stock. After January 24, 2020 through February 24, 2020, 5,836,048 warrants were exercised on a cashless basis. An aggregate of 1,097,162 shares of the Company's Class A Common Stock was issued in connection with these exercises. On February 24, 2020, the Company completed the redemption of 38,509 remaining warrants under the Redemption Notice for $0.01 per warrant. No Public Warrants remain outstanding.
2015 Private Warrants
DEAC also issued warrants to purchase its Common Stock in a private placement concurrently with its initial public offering (the “2015 Private Warrants”). Each 2015 Private Warrant entitled the holder to purchase one-half of one share of Common Stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. Additionally, if held by certain original investors (or their permitted assignees), the 2015 Private Warrants could be exercised on a cashless basis and are not subject to redemption. During the six months ended June 30, 2021, 3,055,000 2015 Private Warrants were repurchased for $25.5 million and cancelled. In addition, during the six months ended June 30, 2021, 9,655,000 warrants were exercised on a cashless basis, resulting in the issuance of 2,939,898 shares of Common Stock. As a result of these transactions, no 2015 private warrants were outstanding as of June 30, 2021.

2018 Warrants
In connection with the Modular Space Holdings ("ModSpace") acquisition in 2018, WillScot issued warrants to purchase approximately 10.0 million shares of Common Stock (the "2018 Warrants") to former shareholders of ModSpace. Each 2018 Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $15.50 per share, subject to potential adjustment. The 2018 Warrants expire on November 29, 2022. During the six months ended June 30, 2021, 218,135 of these 2018 Warrants were repurchased for $2.2 million and cancelled. In addition, during the six months ended June 30, 2021, 2,346,195 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 1,091,066 shares of common stock. At June 30, 2021, 7,165,911 2018 Warrants were outstanding.
The Company accounted for its warrants in the following ways: (i) the 2015 Public Warrants as liabilities through their final redemption in February 2020, (ii) the 2015 Private Warrants as liabilities through their final repurchase or exercise in May 2021, and (iii) the 2018 Warrants as liabilities until June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled. Subsequent to June 30, 2020, the 2018 Warrants were equity classified.
The Company determined the following fair values for the outstanding common stock warrants recorded as liabilities:

(in thousands)	June 30, 2021	December 31, 2020
2015 Private Warrants	$—	$77,404

NOTE 12 – Income Taxes
The Company recorded $18.8 million and $29.3 million of income tax expense for the three and six months ended June 30, 2021, respectively and $(0.3) million and $0.5 million of income tax (benefit) expense for the three and six months ended June 30, 2020, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021 was 48.0% and 54.2%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2020 was 2.0% and 0.6%, respectively.
The effective tax rate for the three and six months ended June 30, 2021 differs from the US federal statutory rate of 21% primarily due to the permanent add-backs related to the mark to market accounting on the Company’s warrants and the impact of the UK statutory rate increase. The effective tax rate for the three and six months ended June 30, 2020 is different form the US statutory rate of 21% primarily as a result of a benefit from the reversal of the Company's valuation allowance due to pre-tax income offset by a net increase in expense for certain discrete items recorded in the respective quarters.

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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of finance leases at June 30, 2021 approximate their respective book values.
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

The following table shows the carrying amounts and fair values of financial liabilities which are disclosed, but not measured, at fair value, including their levels in the fair value hierarchy:

	June 30, 2021				December 31, 2020
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facilities	$1,432,252	$—	$1,468,500	$—	$1,263,833	$—	$1,304,612	$—
2025 Secured Notes	517,054	—	558,501	—	637,068	—	694,876	—
2028 Secured Notes	492,017	—	515,895	—	491,555	—	518,820	—
Total	$2,441,323	$—	$2,542,896	$—	$2,392,456	$—	$2,518,308	$—
As of June 30, 2021, the carrying values of the ABL Facilities, the 2025 Secured Notes, and the 2028 Secured Notes include $36.2 million, $9.5 million, and $8.0 million, respectively, of unamortized debt issuance costs, which are presented as a direct reduction of the corresponding liability. As of December 31, 2020, the carrying value of the ABL Facilities, the 2025 Secured Notes, and the 2028 Secured Notes includes $40.8 million, $12.9 million, and $8.4 million, respectively, of unamortized debt issuance costs, which are presented as a direct reduction of the corresponding liability.
The carrying value of the ABL Facilities, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates. The fair value of the 2025 Secured Notes and the 2028 Secured Notes is based on their last trading price at the end of each period obtained from a third party. The classification and the fair value of derivative assets and liabilities designated as hedges in the condensed consolidated balance sheet are disclosed in Note 16.
The following table shows the carrying amounts and fair values of financial liabilities which are measured at fair value:

	June 30, 2021				December 31, 2020
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
2015 Private warrants	$—	$—	$—	$—	$77,404	$—	$—	$77,404
Total	$—	$—	$—	$—	$77,404	$—	$—	$77,404
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
The 2018 Warrants were reclassified to equity at June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled. As such, they were not recorded at fair value at June 30, 2020.
The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2020
(in thousands)	2015 Private Warrants
Stock Price	$23.17
Strike Price	$11.50
Expected Life	1.91
Volatility	41.2%
Risk Free rate	0.13%
Dividend yield	—
Fair value of warrants	$12.17

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended June 30, 2021 and June 30, 2020:

(in thousands)	2015 Private Warrants
Balance - March 31, 2021	$99,781
Exercise or conversion	(78,495)
Measurement adjustment	(1,571)
Repurchases	(19,715)
Balance - June 30, 2021	$—

(in thousands)	2015 Private Warrants	2018 Warrants
Balance - March 31, 2020	$20,196	$13,853
Exercise or conversion	—	(374)
Measurement adjustment	14,225	12,737
Reclassification to equity at June 30, 2020	—	(26,216)
Balance - June 30, 2020	$34,421	$—
The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2021 and June 30, 2020.

(in thousands)	2015 Private Warrants
Balance - December 31, 2020	$77,404
Exercise or conversion	(78,495)
Measurement adjustment	25,486
Repurchases	(24,395)
Balance - June 30, 2021	$—

(in thousands)	2015 Private Warrants	2018 Warrants
Balance - December 31, 2019	$72,705	$58,369
Exercise or conversion	—	(416)
Measurement adjustment	(38,284)	(31,737)
Reclassification to equity at June 30, 2020	—	(26,216)
Balance - June 30, 2020	$34,421	$—

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

The following is a summary of the activity in the Company’s restructuring accruals for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
(in thousands)	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Beginning balance	$3,318	$—	$3,318	$168	$—	$168
Charges	6,960	—	6,960	743	6	749
Cash payments	(1,567)	—	(1,567)	(388)	—	(388)
Foreign currency translation	—	—	—	1	—	1
Non-cash movements	(4,331)	—	(4,331)	—	(5)	(5)
Ending balance	$4,380	$—	$4,380	$524	$1	$525

	Six Months Ended June 30,
	2021			2020
(in thousands)	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Beginning balance	$1,750	$—	$1,750	$447	$—	$447
Charges	10,102	—	10,102	671	18	689
Cash payments	(1,703)	—	(1,703)	(595)	—	(595)
Foreign currency translation	—	—	—	1	—	1
Non-cash movements	(5,769)	—	(5,769)	—	(17)	(17)
Ending balance	$4,380	$—	$4,380	$524	$1	$525
The restructuring charges during the three and six months ended June 30, 2021 are primarily driven by employee termination costs as a result of the elimination of positions due to the Merger. The restructuring charges during the three and six months ended June 30, 2020 primarily relate to employee termination costs due to reductions in force in response to the COVID-19 pandemic.
The restructuring non-cash movements during the three and six months ended June 30, 2021 primarily represent stock compensation costs recognized as a result of the modification of certain equity awards associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's President and Chief Operating Officer.
Segments (as defined in Note 18)
The $7.0 million of restructuring charges for the three months ended June 30, 2021 includes $0.5 million of charges related to the NA Modular segment, $2.1 million of charges related to the NA Storage segment, and $4.4 million of unallocated charges.
The $10.1 million of restructuring charges for the six months ended June 30, 2021 includes $1.5 million of charges related to the NA Modular segment, $2.8 million of charges related to the NA Storage segment, and $5.8 million of unallocated charges.
Restructuring charges for the three and six months ended 2020 pertain to the NA Modular segment.

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
Restricted Stock Awards
The following table summarizes the Company's RSA activity as of June 30,:

	2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	57,448	$11.75	52,755	$14.69
Granted	44,708	29.30	65,959	11.75
Forfeited	(4,266)	29.30	—	—
Vested	(57,448)	11.75	(52,755)	14.69
Balance June 30,	40,442	$29.30	65,959	$11.75
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.1 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was $1.1 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 1.0 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity as of June 30,:

	2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	1,125,766	$13.44	1,065,305	$12.78
Granted	405,505	27.20	174,020	16.78
Forfeited	(65,153)	16.74	(15,106)	13.45
Vested	(147,592)	12.90	(323,678)	12.93
Balance June 30,	1,318,526	$17.57	900,541	$13.49
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $2.4 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively. Compensation expense for RSUs recognized in SG&A on the condensed consolidated statements of operations was $4.3 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, unrecognized compensation cost related to Time-Based RSUs totaled $17.4 million and is expected to be recognized over the remaining weighted average vesting period of 2.6 years.
Included in restructuring costs for the three and six months ended June 30, 2021 was expense of approximately $3.5 million and $4.8 million, respectively, recognized as a result of the modification of certain RSUs associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's President and Chief Operating Officer.

Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity as of June 30,:

	2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	593,388	$14.88	288,281	$13.22
Granted	397,981	39.10	202,923	16.82
Forfeited	(20,077)	25.87	(12,700)	14.70
Balance June 30,	971,292	$24.56	478,504	$14.71
Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $2.0 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $3.1 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, unrecognized compensation cost related to Performance-Based RSUs totaled $16.3 million and is expected to be recognized over the remaining vesting period of 1.9 years.
Included in restructuring costs for the three and six months ended June 30, 2021 was expense of approximately $0.8 million and $1.0 million, respectively, recognized as a result of the modification of certain Performance-Based RSUs associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's President and Chief Operating Officer.
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
Stock Options
The following table summarizes the Company's stock option activity as of June 30, 2021:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31 , 2020	534,188	$13.60	2,031,455	$14.78
Forfeited	—	—	(6,240)	12.19
Exercised	—	—	(373,132)	15.77
Balance June 30, 2021	534,188	$13.60	1,652,083	$14.57

Fully vested and exercisable options, June 30, 2021	400,641	$13.60	1,652,083	$14.57

The following table summarizes the Company's stock option activity as of June 30, 2020:

	WillScot Options	Weighted-Average Exercise Price per Share
Balance, December 31, 2019	534,188	$13.60
Balance, June 30, 2020	534,188	$13.60

Fully vested and exercisable options, December 31, 2019	133,547	$13.60
Vested	133,547	13.60
Fully vested and exercisable options, June 30, 2020	267,094	$13.60
WillScot Options
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended June 30, 2021 and 2020. Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.4 million for each of the six months ended June 30, 2021 and 2020. At June 30, 2021, unrecognized compensation cost related to stock option awards totaled $0.5 million and is expected to be recognized over the remaining vesting period of 0.7 years.

NOTE 16 - Derivatives
On November 6, 2018, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The Swap Agreement will terminate on May 29, 2022. Under the terms of the Swap Agreement, the Company receives a floating rate equal to one-month LIBOR and makes payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 0.07% and 0.15% at June 30, 2021 and December 31, 2020, respectively.
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility.
The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

(in thousands)	Balance Sheet Account	June 30, 2021	December 31, 2020
Cash Flow Hedges:
Interest rate swap	Accrued expenses	$11,263	$11,619
Interest rate swap	Other non-current liabilities	$—	$5,308
The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of June 30, 2021 and December 31, 2020, respectively, for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statements of operations for the six months ended June 30,:

(in thousands)	2021	2020
Gain (loss) recognized in OCI	$4,323	$(7,783)
Location of gain (loss) recognized in income	Interest expense	Interest expense
Loss reclassified from AOCI into income (effective portion)	$(5,931)	$(4,189)

NOTE 17 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2021, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020, respectively. Consistent with the financial statements, the segment results do not include Mobile Mini's operations for the three and six months ended June 30, 2020. Please refer to the Management Discussion & Analysis of Financial Condition and Results of Operations included in this document, for pro forma results inclusive of Mobile Mini's financial results for periods prior to the Merger date.

	Three Months Ended June 30, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$217,635	$85,966	$21,014	$18,564		$343,179
Delivery and installation	54,851	23,519	5,839	7,471		91,680
Sales revenue:
New units	6,871	1,864	1,295	978		11,008
Rental units	10,025	4,445	284	481		15,235
Total revenues	289,382	115,794	28,432	27,494		461,102

Costs:
Cost of leasing and services:
Leasing	61,773	12,174	4,729	4,356		83,032
Delivery and installation	51,154	16,743	3,309	5,947		77,153
Cost of sales:
New units	4,376	1,122	845	709		7,052
Rental units	5,127	2,558	294	183		8,162
Depreciation of rental equipment	50,816	7,476	1,318	3,283		62,893
Gross profit	$116,136	$75,721	$17,937	$13,016		$222,810
Other selected data:
Adjusted EBITDA	$103,545	$49,526	$12,328	$10,096	$—	$175,495
Selling, general and administrative expense	$63,406	$33,672	$6,926	$6,203	$12,180	$122,387
Purchases of rental equipment and refurbishments	$49,364	$8,773	$4,226	$2,919	$—	$65,282

	Three Months Ended June 30, 2020
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$190,143	$—	$—	$—		$190,143
Delivery and installation	51,640	—	—	—		51,640
Sales revenue:
New units	9,763	—	—	—		9,763
Rental units	5,316	—	—	—		5,316
Total revenues	256,862	—	—	—		256,862

Costs:
Cost of leasing and services:
Leasing	47,747	—	—	—		47,747
Delivery and installation	43,523	—	—	—		43,523
Cost of sales:
New units	6,331	—	—	—		6,331
Rental units	3,803	—	—	—		3,803
Depreciation of rental equipment	45,494	—	—	—		45,494
Gross profit	$109,964	$—	$—	$—		$109,964
Other selected data:
Adjusted EBITDA	$97,520	$—	$—	$—	$—	$97,520
Selling, general and administrative expense (a)	$59,347	$—	$—	$—	$5,925	$65,272
Purchases of rental equipment and refurbishments	$40,034	$—	$—	$—	$—	$40,034
(a) Includes both SG&A expense and Transaction costs from the condensed consolidated statement of operations.

	Six Months Ended June 30, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$417,243	$166,317	$39,735	$35,546		$658,841
Delivery and installation	103,531	44,884	12,589	14,180		175,184
Sales revenue:
New units	14,331	4,048	2,166	1,418		21,963
Rental units	20,501	8,293	949	694		30,437
Total revenues	555,606	223,542	55,439	51,838		886,425

Costs:
Cost of leasing and services:
Leasing	112,848	22,907	9,025	8,147		152,927
Delivery and installation	95,859	32,483	7,400	11,547		147,289
Cost of sales:
New units	9,250	2,463	1,434	1,014		14,161
Rental units	10,975	5,080	918	294		17,267
Depreciation of rental equipment	97,536	12,269	2,232	6,554		118,591
Gross profit	$229,138	$148,340	$34,430	$24,282		$436,190
Other selected data:
Adjusted EBITDA	$200,916	$95,848	$23,392	$18,924	$—	$339,080
Selling, general and administrative expense (a)	$125,756	$64,761	$13,269	$11,913	$24,017	$239,716
Purchases of rental equipment and refurbishments	$88,499	$12,245	$10,996	$6,077	$—	$117,817
(a) Includes both SG&A expense and Transaction costs from the consolidated statement of operations.

	Six Months Ended June 30, 2020
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$378,495	$—	$—	$—		$378,495
Delivery and installation	102,710	—	—	—		102,710
Sales revenue:
New units	19,376	—	—	—		19,376
Rental units	12,102	—	—	—		12,102
Total revenues	512,683	—	—	—		512,683

Costs:
Cost of leasing and services:
Leasing	97,556	—	—	—		97,556
Delivery and installation	87,388	—	—	—		87,388
Cost of sales:
New units	12,534	—	—	—		12,534
Rental units	7,609	—	—	—		7,609
Depreciation of rental equipment	91,442	—	—	—		91,442
Gross profit	$216,154	$—	$—	$—		$216,154
Other selected data:
Adjusted EBITDA	$187,062	$—	$—	$—	$—	$187,062
Selling, general and administrative expense (a)	$121,919	$—	$—	$—	$18,321	$140,240
Purchases of rental equipment and refurbishments	$79,682	$—	$—	$—	$—	$79,682
(a) Includes both SG&A expense and Transaction costs from the condensed consolidated statement of operations.

The following tables present a reconciliation of the Company’s income (loss) from operations to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$20,371	$(14,130)	$24,818	$77,525
Income tax expense (benefit)	18,828	(285)	29,309	505
Loss on extinguishment of debt	2,814	—	5,999	—
Interest expense	29,212	28,519	59,176	56,776
Depreciation and amortization	84,515	48,377	158,537	97,399
Fair value loss (gain) on common stock warrant liabilities	(610)	26,963	26,597	(68,366)
Currency losses (gains), net	33	(380)	69	518
Restructuring costs, lease impairment expense and other related charges	7,434	2,143	11,829	3,744
Transaction costs	—	1,619	844	11,050
Integration costs	7,622	2,153	14,964	3,839
Stock compensation expense	4,707	2,227	8,221	4,014
Other	569	314	(1,283)	58
Adjusted EBITDA	$175,495	$97,520	$339,080	$187,062
Included in restructuring costs for the three and six months ended June 30, 2021 was expense of approximately $4.3 million and $5.8 million, respectively, recognized as a result of the modification of certain equity awards associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's President and Chief Operating Officer. For the six months ended June 30, 2021, stock-based compensation expense reported in the Statement of Cash Flows included these charges.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2021	2020	2021	2020
Numerator:
Net income attributable to common shareholders - basic	$20,371	$(15,473)	$24,818	$76,312
Fair value (gain) loss on common stock warrant liabilities	(610)	—	—	(70,021)
Net income (loss) attributable to common shareholders - dilutive	$19,761	$(15,473)	$24,818	$6,291

Denominator:
Weighted average Common Shares outstanding - basic	228,407	110,692	228,350	110,175
Dilutive effect of shares outstanding
Warrants	5,705	—	4,000	1,805
RSAs	20	—	36	34
Time-based RSUs	599	—	622	107
Performance-based RSUs	725	—	817	215
Stock Options	1,081	—	1,074	—
Weighted average Common Shares outstanding - dilutive	236,537	110,692	234,899	112,336
The following potential common shares were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2021	2020	2021	2020
Warrants	—	18,563	—	—
RSAs	—	66	—	—
Time-based RSUs	—	901	—	—
Performance-based RSUs	—	408	—	—
Stock Options	—	534	—	534

NOTE 20 - Related Parties
Related party balances included in the Company’s condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, consisted of the following:

(in thousands)	Financial Statement Line Item	June 30, 2021	December 31, 2020
Receivables due from affiliates	Trade receivables, net of allowances for credit losses	$19	$30
Amounts due to affiliates	Accrued expenses	(476)	(461)
Total related party liabilities, net		$(457)	$(431)
Related party transactions included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively, consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Financial Statement Line Item	2021	2020	2021	2020
Leasing revenue from related parties	Leasing revenue	$59	$294	$165	$827
Consulting expense to related party	Selling, general & administrative expense	(248)	(2,158)	(2,149)	(2,996)
Total related party expense, net		$(189)	$(1,864)	$(1,984)	$(2,169)
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
On August 22, 2018, WillScot’s principal stockholder, Sapphire Holdings, entered into a margin loan (the "Margin Loan") under which all of its shares of WillScot Mobile Mini Common Stock were pledged to secure borrowings of up to $125.0 million under the loan agreement. WillScot Mobile Mini was not a party to the loan agreement and had no obligations thereunder. On June 29, 2021, Sapphire Holdings repaid all outstanding amounts under the Margin Loan with proceeds from the sale of certain shares of WillScot Mobile Mini and no WillScot Mobile Mini shares remain pledged thereunder.
On March 1, 2021, the Company repurchased from Sapphire Holdings and cancelled 2,750,000 shares of its Common Stock. On June 29, 2021, the Company repurchased from Sapphire Holdings and cancelled an additional 3,900,000 shares of its Common Stock. Following the reduction in Sapphire Holdings’ beneficial ownership of Common Stock resulting from the foregoing repurchases and the underwritten secondary offering by Sapphire Holdings of 16,100,000 shares of Common Stock on June 25, 2021, Gary Lindsay resigned his position as a member of the WillScot Mobile Mini board of directors pursuant to the terms of the shareholders agreement dated as of July 1, 2020 between Sapphire Holdings, TDR Capital II Holdings L.P., TDR Capital, L.L.P. and WillScot Mobile Mini. As of June 30, 2021, Sapphire Holdings owns approximately 10.3% of the Company's Common Stock.
The Company purchased rental equipment from related party affiliates of $0.7 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively. The Company purchased rental equipment from related party affiliates of $2.5 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), formerly known as WillScot Corporation ("WillScot"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and six months ended June 30, 2021 or prior periods. On July 1, 2020, WillScot and Mobile Mini, Inc. (“Mobile Mini”) merged (the “Merger”). As the Merger was completed on July 1, 2020, unless the context otherwise requires, the terms “we”, “us”, “our” “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot Corporation and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to WillScot Mobile Mini when referring to periods on or after July 1, 2020 (after the Merger).
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

Executive Summary and Outlook
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, Mexico and the United Kingdom ("UK"). We are also a leading provider of specialty containment solutions in the US with over 12,600 tank and pump units in our fleet. As of June 30, 2021, our branch network included approximately 270 branch locations and additional drop lots to service over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 157,000 modular space units and over 195,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. However, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio excluding seasonal portable storage units is approximately 30 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, education, energy and natural resources, government, and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets, as we did in 2020 to service emerging demand in the healthcare and government sectors related to COVID-19, as well as expanded space requirements related to social distancing. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which together accounted for over 85% of our revenues for the three months ended June 30, 2021.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.

Significant Developments
Mobile Mini Merger
On July 1, 2020, we closed the Merger at which time Mobile Mini became a wholly-owned subsidiary of WillScot. Concurrent with the closing of the Merger, we changed our name to WillScot Mobile Mini Holdings Corp. We believe that the Merger is resulting in strategic and financial benefits by combining the two industry leaders in the complementary modular space and portable storage solutions markets. As part of the Merger, we planned to integrate the two companies' customer relationship management, operating, and financial systems. A significant portion of these efforts to date had been focused on the conversion of the combined company onto a single enterprise resource planning system, which was successfully completed during the second quarter of 2021.
Reportable Segments
Following the Merger, we operate in four reporting segments: NA Modular, NA Storage, UK Storage, and Tank and Pump. Prior to the Merger, WillScot had two reporting segments, US Modular and Other North America Modular. These two segments were combined to create the NA Modular segment, which represents the legacy WillScot operations. The other segments, NA Storage, UK Storage, and Tank and Pump, align to the legacy operations and segments reported by Mobile Mini. The reporting segments are aligned with how we operate and analyze our business results.
Financing Activities
On March 26, 2021, we redeemed $65.0 million of our 6.125% senior secured notes due 2025 (the “2025 Secured Notes”) at a redemption price of 103.0%, plus accrued and unpaid interest. This repayment was funded by internally generated cash flow and lower cost borrowings under the 2020 ABL facility. Upon redemption in the first quarter of 2021, we recorded a loss on extinguishment of debt in the condensed consolidated statement of operations of $3.2 million comprised of a redemption premium of $1.9 million and write- off of unamortized deferred financing fees of $1.3 million.
On June 16, 2021, we redeemed an additional $58.5 million of our 2025 Secured Notes at a redemption price of 103.0%, plus accrued and unpaid interest. This repayment was funded by internally generated cash flow and lower cost borrowings under the 2020 ABL facility. Upon redemption in the second quarter of 2021, we recorded a loss on extinguishment of debt in the condensed consolidated statement of operations of $2.8 million comprised of a redemption premium of $1.8 million and write off of unamortized deferred financing fees of $1.0 million.
Share and Warrant Repurchases
On March 1, 2021, we repurchased and cancelled 2,750,000 shares of our Common Stock directly from Sapphire Holding S.à r.l. (“Sapphire Holdings”), our largest shareholder, which is controlled by TDR Capital LLP (“TDR Capital”), for $73.7 million. On June 29, 2021, we repurchased and cancelled an additional 3,900,000 shares of our Common Stock directly from Sapphire Holdings for $108.2 million. As of June 30, 2021, Sapphire Holdings owns approximately 10.3% of the Company's Common Stock.
During the six months ended June 30, 2021, we repurchased and cancelled 3,055,000 2015 Private Warrants for $25.5 million. In addition, during the six months ended June 30, 2021, 9,655,000 2015 Private Warrants were exercised on a cashless basis, resulting in the issuance of 2,939,898 shares of Common Stock. As a result of these transactions, no 2015 Private Warrants were outstanding as of June 30, 2021.
During the six months ended June 30, 2021, we repurchased and cancelled 218,135 2018 Warrants for $2.2 million. In addition, during the six months ended June 30, 2021, 2,346,195 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 1,091,066 shares of common stock. At June 30, 2021, 7,165,911 of the 2018 Warrants were outstanding.
During the six months ended June 30, 2021, we repurchased a total of 7,901,657 shares of Common Stock and stock equivalents for $216.3 million, including the shares repurchased from Sapphire Holdings and all repurchased warrants. As of June 30, 2021, we had $249.2 million remaining of a $500.0 million share repurchase authorization under our stock repurchase program and believe that repurchases will be a reoccurring capital allocation priority given the predictability of our free cash flow.
COVID-19 Impact on Business
Since the outbreak of COVID-19 was designated as a global pandemic by the World Health Organization (the “WHO”) in March 2020, our operations have generally continued to operate normally with additional safety protocols in place as we have been considered an essential business in most jurisdictions. The global macroeconomic backdrop and impact on our end markets has evolved rapidly since the beginning of 2020. However, overall our lease portfolio and financial results have proven to be durable and predictable despite the severity of the economic contraction in 2020 and the current expansion in 2021. On a pro forma basis, our deliveries were down 25% in the second quarter of 2020 year over year and 13% in the third quarter of 2020 year over year due to COVID-19 related economic contraction in our largest geographic markets. This reduced delivery demand slowed the growth of our leasing revenues as well as our delivery and installation revenues. However, we successfully implemented significant variable cost and capital expenditure reductions to help offset the financial impact of the temporarily reduced activity levels.

Importantly, due to our long lease durations, the majority of our gross profit in any given period is from units already out on rent. This gives us significant forward visibility into our future cash flows, which allows us to plan ahead and adjust our capital expenditures and cost structure for varying demand levels. As expected, our portfolio of units already out on rent at the onset of the pandemic was resilient and largely unimpacted, despite the unprecedented swings in economic activity in 2020.
Activity levels in the fourth quarter of 2020 and the first half of 2021 have since stabilized, and our volume of new lease activations grew significantly in the second quarter of 2021 as economic activity rebounded sharply. For the three months ended June 30, 2021, modular product deliveries across our NA Modular and NA Storage segments were up a combined 9% over 2020 levels and storage product deliveries across these two segments were up a combined 39% over 2020 levels and on par with 2019 activity levels. Overall, while new lease activation volumes over the past 18 months were impacted in line with the swings in economic activity, our lease revenue streams were stable and predictable and remain on an attractive upward long-term trajectory, which is a direct reflection of the diversification in our end markets, our long lease durations, and the success of the organic growth initiatives that we are executing.
Second Quarter Highlights
For the three months ended June 30, 2021, key drivers of our financial performance included:
•Total revenues increased by $204.2 million, or 79.5%, driven primarily by the addition of Mobile Mini's revenues to our consolidated results, as well as increased leasing revenues in the NA Modular segment. The Merger closed on July 1, 2020, and drove $171.7 million of the year over year increase.
•Leasing revenue increased $153.0 million, or 80.5%, delivery and installation revenue increased $40.0 million, or 77.5%, rental unit sales increased $9.9 million, or 186.8%, and new sales revenue increased $1.2 million, or 12.2%.
Key leasing revenue drivers include:
–Average modular space units on rent increased 23,372 units, or 26.8%, and average portable storage units on rent increased 135,867 units, or 856.2%. Both increases were driven by the Mobile Mini Merger.
–Average modular space monthly rental rate increased $67, or 10.0%, to $736 driven by an $132, or 19.7%, increase in the NA Modular segment, partially offset by the dilutive impact of lower rates due to mix on the Mobile Mini modular space units.
–Average portable storage monthly rental rate increased $19, or 15.8%, to $139 driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet.
–Average utilization for modular space units increased 180 basis points ("bps") to 70.3% and utilization for portable storage units increased to 77.7% from 62.5% for the same period in 2020 driven by higher utilization of the Mobile Mini units and increased demand in 2021 as compared to the same period in 2020.
•NA Modular segment revenue, which represents the activities of WillScot prior to the Merger with Mobile Mini, represented 62.8% of consolidated revenue for the three months ended June 30, 2021 and increased $32.5 million, or 12.7%, to $289.4 million. The increase was driven by our core leasing revenue, which grew $27.5 million, or 14.5%, due to continued growth of pricing and value added products. Delivery and installation revenues increased $3.3 million, or 6.4%, driven by increased demand for new project deliveries as compared to 2020, which was significantly impacted by slowdowns associated with COVID-19. And rental unit sales grew $4.6 million, or 85.2%, partly offset by a reduction in new unit sales of $2.9 million, or 29.6%. NA Modular revenue drivers for the three months ended June 30, 2021 included:
–Modular space average monthly rental rate of $801, increased 19.7% year over year representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
–Average modular space units on rent decreased 2,342, or 2.7%, year over year driven by lower deliveries during 2020 as a result of the COVID-19 pandemic. Sequentially from March 31, 2021, average modular space units on rent were flat.
–Average modular space monthly utilization decreased 80 bps to 67.7% for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Sequentially from March 31, 2021, modular utilization increased 10 bps.
•Generated consolidated net income of $20.4 million for the three months ended June 30, 2021, including a $0.6 million gain on the change in fair value of common stock warrant liabilities. Net Income Excluding Gain/Loss from Warrants of $19.8 million for the three months ended June 30, 2021 represented an increase of $7.0 million, and included a $2.8 million loss on extinguishment of debt related to the opportunistic partial redemption of the 2025 Secured Notes and $15.0 million of discrete costs expensed in the period related to merger integration activities. Discrete costs in the period included $7.6 million of integration costs and $7.4 million of restructuring costs, lease impairment expense and other related charges.

•Adjusted EBITDA of $175.5 million for the three months ended June 30, 2021 represented an increase of $78.0 million, or 80.0%, as compared to the same period in 2020. Of this increase, $71.9 million was driven by the addition of Mobile Mini to our consolidated results and the remainder was driven by strong organic growth in our NA Modular segment.
–Adjusted EBITDA in our NA Modular segment, which represents the activities of WillScot prior to the Merger, increased $6.0 million, or 6.2%, primarily driven by increases in leasing gross profit driven by increased pricing, including VAPS, partially offset by increased variable costs due to higher activity levels in 2021.
–Consolidated Adjusted EBITDA Margin was 38.1% in the second quarter and increased 10 bps versus prior year driven by the addition of Mobile Mini's higher margin portable storage business, partially offset by a higher proportion of delivery and installation revenues to total revenues and increased variable costs in the NA Modular Segment as a result of higher activity levels in the current year quarter.
•Generated Free Cash Flow of $82.1 million for the three months ended June 30, 2021, representing an increase of $43.1 million as compared to the same period in 2020. Net cash provided by operating activities increased $64.1 million to $139.5 million. Net cash used in investing activities increased by $21.1 million.
•Returned $132.7 million to shareholders through stock and warrant repurchases during the three months ended June 30, 2021. The predictability of our free cash flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, continuing our deleveraging trajectory, opportunistically executing accretive acquisitions, and returning capital to shareholders.

Consolidated Results of Operations
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Our condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020 are presented below. The below results only include Mobile Mini for the periods subsequent to the Merger:

	Three Months Ended June 30,		2021 vs. 2020 $ Change
(in thousands)	2021	2020
Revenues:
Leasing and services revenue:
Leasing	$343,179	$190,143	$153,036
Delivery and installation	91,680	51,640	40,040
Sales revenue:
New units	11,008	9,763	1,245
Rental units	15,235	5,316	9,919
Total revenues	461,102	256,862	204,240
Costs:
Costs of leasing and services:
Leasing	83,032	47,747	35,285
Delivery and installation	77,153	43,523	33,630
Costs of sales:
New units	7,052	6,331	721
Rental units	8,162	3,803	4,359
Depreciation of rental equipment	62,893	45,494	17,399
Gross profit	222,810	109,964	112,846
Expenses:
Selling, general and administrative	122,387	63,653	58,734
Transaction costs	—	1,619	(1,619)
Other depreciation and amortization	21,622	2,883	18,739
Lease impairment expense and other related charges	474	1,394	(920)
Restructuring costs	6,960	749	6,211
Currency losses (gains), net	33	(380)	413
Other expense (income), net	719	(1,021)	1,740
Operating income	70,615	41,067	29,548
Interest expense	29,212	28,519	693
Fair value (gain) loss on common stock warrant liabilities	(610)	26,963	(27,573)
Loss on extinguishment of debt	2,814	—	2,814
Income (loss) before income tax	39,199	(14,415)	53,614
Income tax expense (benefit)	18,828	(285)	19,113
Net income (loss)	20,371	(14,130)	34,501
Net income attributable to non-controlling interest, net of tax	—	1,343	(1,343)
Net income (loss) attributable to WillScot Mobile Mini	$20,371	$(15,473)	$35,844

Comparison of Three Months Ended June 30, 2021 and 2020
Revenue: Total revenue increased $204.2 million, or 79.5%, to $461.1 million for the three months ended June 30, 2021 from $256.9 million for the three months ended June 30, 2020. The increase was driven primarily by the addition of Mobile Mini's revenues to our consolidated results. The Merger closed on July 1, 2020, and drove $171.7 million of the year over year increase. Leasing revenue increased $153.0 million, or 80.5%, as compared to the same period in 2020 driven by an increase of 159,239 average modular space and portable storage units on rent as a result of the Merger, and improved pricing and value-added products in our NA Modular segment. Rental unit sales increased $9.9 million, or 186.8%, new unit sales increased $1.2 million, or 12.2%, and delivery and installation revenues increased $40.0 million, or 77.5%, due to increased overall activity as a result of the Merger.
Total average units on rent for the three months ended June 30, 2021 and 2020 were 262,204 and 102,965, respectively. The increase was due to units acquired as part of the Merger, partially offset by lower units on rent in the NA Modular segment. In total, modular space average units on rent increased 23,372 units, or 26.8%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Modular space average monthly rental rates increased 10.0% to $736 for the three months ended June 30, 2021. Improved pricing was driven by an $132, or 19.7%, increase in the NA Modular segment, offset by the dilutive impact of lower rates on the Mobile Mini modular space units due to product mix. NA Modular segment increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Portable storage average units on rent increased by 135,867 units, or 856.2%, for the three months ended June 30, 2021 driven by units acquired as part of the Merger. Average portable storage monthly rental rates increased 15.8% to $139 for the three months ended June 30, 2021 driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet. The average modular space unit utilization rate during the three months ended June 30, 2021 was 70.3%, as compared to 68.5% during the same period in 2020. This increase was driven by higher utilization on units acquired as part of the Merger. The average portable storage unit utilization rate during the three months ended June 30, 2021 was 77.7%, as compared to 62.5% during the same period in 2020. The increase in average portable storage utilization rate was driven by higher utilization on the acquired Mobile Mini units.
Gross Profit: Our gross profit percentage was 48.3% and 42.8% for the three months ended June 30, 2021 and 2020, respectively. Our gross profit percentage, excluding the effects of depreciation, was 62.0% and 60.5% for the three months ended June 30, 2021 and 2020, respectively.
Gross profit increased $112.8 million, or 102.5%, to $222.8 million for the three months ended June 30, 2021 from $110.0 million for the three months ended June 30, 2020. The increase in gross profit is a result of a $117.7 million increase in leasing gross profit, increased delivery and installation gross profit of $6.3 million, and increased new and rental unit sale margins of $5.9 million. Increases in all were primarily a result of increased revenues due to the Merger and due to favorable average monthly rental rates in the NA Modular segment on modular space units. Increased delivery and installation margins were also driven by higher margins achieved in the NA Storage segment as compared to the NA Modular segment, partially offset by lower delivery and installation margins in the NA Modular segment as compared to the prior year driven by higher fleet relocation expenses. Depreciation increased $17.4 million as a result of fleet acquired in the Merger and capital investments made over the past twelve months in our existing rental equipment.
SG&A: Selling, general and administrative ("SG&A") increased $58.7 million, or 92.2%, to $122.4 million for the three months ended June 30, 2021, compared to $63.7 million for the three months ended June 30, 2020. The primary driver of the increase is related to additional SG&A costs related to operating a larger business as a result of the Merger. SG&A costs included in Adjusted EBITDA for the NA Storage, UK Storage, and Tank and Pump segments totaled $46.8 million for the three months ended June 30, 2021. Additionally, as a result of the Merger and the related integration, integration costs increased $5.4 million to $7.6 million for the three months ended June 30, 2021, compared to $2.2 million for the three months ended June 30, 2020, and stock compensation expense increased $2.5 million to $4.7 million for the three months ended June 30, 2021, compared to $2.2 million for the three months ended June 30, 2020.
Transaction Costs: Transaction costs decreased from $1.6 million for the three months ended June 30, 2020 to $0 for the three months ended June 30, 2021. Transaction costs were related to the Merger which closed on July 1, 2020.
Other Depreciation and Amortization: Other depreciation and amortization increased $18.7 million to $21.6 million for the three months ended June 30, 2021 compared to $2.9 million for the three months ended June 30, 2020. $12.2 million of the increase was driven by increased depreciation as a result of the inclusion of Mobile Mini subsequent to the Merger and our recent investments in our enterprise resource planning system, and $6.6 million was driven by the amortization of the customer relationship intangible assets acquired in the Merger.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges was $0.5 million for the three months ended June 30, 2021 as compared to $1.4 million for the three months ended June 30, 2020.
Restructuring Costs: In the three months ended June 30, 2021, the Company had $7.0 million of restructuring costs primarily driven by employee termination costs as a result of the elimination of positions due to the Merger. $4.3 million of the employee termination costs will be settled in stock, which is non-cash and non-recurring and not included in stock compensation expense. In the three months ended June 30, 2020, the Company had $0.7 million of restructuring costs primarily related to employee termination costs due to reductions in force across our branch network in response to COVID-19 economic conditions.

Currency Losses (Gains), net: Currency losses, net changed by $0.4 million to $0 for the three months ended June 30, 2021 from a $0.4 million gain for the three months ended June 30, 2020. This change was primarily attributable to the impact of foreign currency exchanges rate changes on intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.
Other Expense (Income), Net: Other expense (income), net was expense of $0.7 million for the three months ended June 30, 2021 compared to income of $1.0 million for the three months ended June 30, 2020. Other income, net of $1.0 million for the three months ended June 30, 2020 reflected the reversal of a non-income tax liability of $1.3 million.
Interest Expense: Interest expense increased $0.7 million, or 2.5%, to $29.2 million for the three months ended June 30, 2021 from $28.5 million for the three months ended June 30, 2020. The increase in interest expense is a result of the Merger which increased total debt outstanding at June 30, 2021 by approximately $286.4 million compared to June 30, 2020, offset by lower overall weighted average interest rates as a result of our financing activities over the past 12 months. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Fair Value (Gain) Loss on Common Stock Warrant Liabilities: The fair value (gain) loss on common stock warrant liabilities increased $27.6 million to a $0.6 million gain for the three months ended June 30, 2021 from a $27.0 million loss for the three months ended June 30, 2020. The increase was primarily due to the change in estimated fair value of common stock warrant liabilities. As of June 30, 2021, no 2015 Public or Private Warrants remain outstanding. At June 30, 2021, 7,165,911 2018 Warrants were outstanding, but are classified as equity, so we will not reflect a common stock warrant liability on our balance sheet or related gain or loss from changes in fair value on our statement of operations in the future.
Loss on Extinguishment of Debt: During the three months ended June 30, 2021, using internally generated cash and lower cost borrowings under the 2020 ABL Facility, the Company redeemed 10% of the outstanding principal, $58.5 million, of its 2025 Secured Notes and recorded a loss on extinguishment of debt of $2.8 million comprised of a redemption premium of $1.8 million and write off of unamortized deferred financing fees of $1.0 million.
Income Tax Expense: Income tax expense increased $19.1 million to an expense of $18.8 million for the three months ended June 30, 2021 compared to a benefit of $0.3 million for the three months ended June 30, 2020. $8.0 million of the increase was non-cash driven by an increase of the UK statutory rate to 25% resulting in an increase in our deferred tax liability. The remaining increases were driven by increases to income during the period and permanent add-backs related to the mark to market accounting on the Company’s warrants, as well as by prior year tax benefits from the reversal of the Company's valuation allowance not repeated in the current year period.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Our condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020 are presented below. The below results only include Mobile Mini for the periods subsequent to the Merger:

	Six Months Ended June 30,		2021 vs. 2020 $ Change
(in thousands)	2021	2020
Revenues:
Leasing and services revenue:
Leasing	$658,841	$378,495	$280,346
Delivery and installation	175,184	102,710	72,474
Sales revenue:
New units	21,963	19,376	2,587
Rental units	30,437	12,102	18,335
Total revenues	886,425	512,683	373,742
Costs:
Costs of leasing and services:
Leasing	152,927	97,556	55,371
Delivery and installation	147,289	87,388	59,901
Costs of sales:
New units	14,161	12,534	1,627
Rental units	17,267	7,609	9,658
Depreciation of rental equipment	118,591	91,442	27,149
Gross profit	436,190	216,154	220,036
Expenses:
Selling, general and administrative	238,872	129,190	109,682
Transaction costs	844	11,050	(10,206)
Other depreciation and amortization	39,946	5,957	33,989
Lease impairment expense and other related charges	1,727	3,055	(1,328)
Restructuring costs	10,102	689	9,413
Currency losses, net	69	518	(449)
Other income, net	(1,269)	(745)	(524)
Operating income	145,899	66,440	79,459
Interest expense	59,176	56,776	2,400
Fair value loss (gain) on common stock warrant liabilities	26,597	(68,366)	94,963
Loss on extinguishment of debt	5,999	—	5,999
Income before income tax	54,127	78,030	(23,903)
Income tax expense	29,309	505	28,804
Net income	24,818	77,525	(52,707)
Net income attributable to non-controlling interest, net of tax	—	1,213	(1,213)
Net income attributable to WillScot Mobile Mini	$24,818	$76,312	$(51,494)

Comparison of Six Months Ended June 30, 2021 and 2020
Revenue: Total revenue increased $373.7 million, or 72.9%, to $886.4 million for the six months ended June 30, 2021 from $512.7 million for the six months ended June 30, 2020. The increase was driven primarily by the addition of Mobile Mini's revenues to our consolidated results. The Merger closed on July 1, 2020, and drove $330.8 million of the year over year increase. Leasing revenue increased $280.3 million, or 74.1%, as compared to the same period in 2020 driven by an increase of 155,368 average modular space and portable storage units on rent as a result of the Merger and improved pricing and value-added products in our NA Modular segment. Rental unit sales increased $18.3 million, or 151.2%, new unit sales increased $2.6 million, or 13.4%, and delivery and installation revenues increased $72.5 million, or 70.6%, due to increased overall activity as a result of the Merger and increased activity in our NA Modular segment in 2021.
Total average units on rent for the six months ended June 30, 2021 and 2020 were 259,024 and 103,656, respectively. The increase was due to units acquired as part of the Merger, partially offset by lower units on rent in the NA Modular segment. In total, modular space average units on rent increased 22,829 units, or 26.1%, for the six months ended June 30, 2021 as compared to the three months ended June 30, 2020. Modular space average monthly rental rates increased 6.4% to $703 for the six months ended June 30, 2021. Improved pricing was driven by an $108, or 16.3%, increase in the NA Modular segment, offset by the dilutive impact of lower rates on the Mobile Mini modular space units due to product mix. NA Modular segment increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Portable storage average units on rent increased by 132,539 units, or 822.5%, for the six months ended June 30, 2021 driven by units acquired as part of the Merger. Average portable storage monthly rental rates increased 14.2% to $137 for the six months ended June 30, 2021 driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet. The average modular space unit utilization rate during the six months ended June 30, 2021 was 70.3%, as compared to 68.9% during the same period in 2020. This increase was driven by higher utilization on units acquired as part of the Merger. The average portable storage unit utilization rate during the six months ended June 30, 2021 was 76.1%, as compared to 63.5% during the same period in 2020. The increase in average portable storage utilization rate was driven by higher utilization on the acquired Mobile Mini units.
Gross Profit: Our gross profit percentage was 49.2% and 42.2% for the six months ended June 30, 2021 and 2020, respectively. Our gross profit percentage, excluding the effects of depreciation, was 62.6% and 60.0% for the six months ended June 30, 2021 and 2020, respectively.
Gross profit increased $220.0 million, or 101.8%, to $436.2 million for the six months ended June 30, 2021 from $216.2 million for the six months ended June 30, 2020. The increase in gross profit is a result of a $225.0 million increase in leasing gross profit, increased delivery and installation gross profit of $12.6 million, and increased new and rental unit sale margins of $9.5 million. Increases in all were primarily a result of increased revenues due to the Merger and due to favorable average monthly rental rates in the NA Modular segment on modular space units. Increased delivery and installation margins were also driven by higher margins achieved in the NA Storage segment as compared to the NA Modular segment, partially offset by lower delivery and installation margins in the NA Modular segment as compared to the prior year driven by higher fleet relocation expenses. Depreciation increased to $118.6 million as a result of fleet acquired in the Merger and capital investments made in our existing rental equipment.
SG&A: Selling, general and administrative ("SG&A") increased $109.7 million, or 84.9%, to $238.9 million for the six months ended June 30, 2021, compared to $129.2 million for the six months ended June 30, 2020. The primary driver of the increase is related to additional SG&A costs related to operating a larger business as a result of the Merger. SG&A costs included in Adjusted EBITDA for the NA Storage, UK Storage, and Tank and Pump segments totaled $89.9 million for the six months ended June 30, 2021. Additionally, as a result of the Merger and the related integration, integration costs increased $11.2 million to $15.0 million for the six months ended June 30, 2021, compared to $3.8 million for the six months ended June 30, 2020 and stock compensation expense increased $4.2 million to $8.2 million for the six months ended June 30, 2021, compared to $4.0 million for the six months ended June 30, 2020.
Transaction Costs: Transaction costs decreased $10.3 million to $0.8 million for the six months ended June 30, 2021 compared to $11.1 million for the six months ended June 30, 2020. Transaction costs were related to the Merger which closed on July 1, 2020.
Other Depreciation and Amortization: Other depreciation and amortization increased $33.9 million to $39.9 million for the six months ended June 30, 2021 compared to $6.0 million for the six months ended June 30, 2020 driven by increased depreciation and amortization as a result of property, plant and equipment and intangible assets acquired in the Merger and our recent investments in our enterprise resource planning system, and $13.0 million was driven by the amortization of the customer relationship intangible assets acquired in the Merger.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges was $1.7 million for the six months ended June 30, 2021 as compared to $3.1 million for the six months ended June 30, 2020.
Restructuring Costs: In the six months ended June 30, 2021, the Company had $10.1 million of restructuring costs primarily as a result of employee termination costs from of the elimination of positions due to the Merger. $5.8 million of the employee termination costs will be settled in stock, which is non-cash and non-recurring and not included in stock compensation expense. In the six months ended June 30, 2020, $0.7 million of restructuring costs were primarily due to reductions in force across our branch network in response to COVID-19 economic conditions.

Currency Losses, Net: Currency losses, net decreased by $0.4 million to a $0.1 million loss for the six months ended June 30, 2021 from a $0.5 million loss for the six months ended June 30, 2020. This decrease was primarily attributable to the impact of foreign currency exchanges rate changes on intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.
Other Income, Net: Other income, net was $1.3 million for the six months ended June 30, 2021 compared to $0.7 million for the six months ended June 30, 2020. The increase was primarily attributable to an increase the gain on sale of assets in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Interest Expense: Interest expense increased $2.4 million to $59.2 million for the six months ended June 30, 2021 from $56.8 million for the six months ended June 30, 2020. The increase in interest expense was a result of the Merger which increased debt outstanding at June 30, 2021 by approximately $286.4 million compared to June 30, 2020, offset by lower overall weighted average interest rates as a result of our financing activities over the past 12 months. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Fair Value Loss (Gain) on Common Stock Warrant Liabilities: The fair value    loss (gain) on common stock warrant liabilities increased $95.0 million to a $26.6 million loss for the six months ended June 30, 2021 from a $68.4 million gain for the six months ended June 30, 2020. The increase was primarily due to the change in estimated fair value of common stock warrant liabilities. As of June 30, 2021, no 2015 Public or Private Warrants remain outstanding. At June 30, 2021, 7,165,911 2018 Warrants were outstanding, but are treated as equity, so we will not reflect a common stock warrant liability on our balance sheet or related income or expense from changes in fair value on our statement of operations in the future.
Loss on Extinguishment of Debt: During the six months ended June 30, 2021, the Company redeemed $123.5 million of the outstanding principal of its 2025 Secured Notes and recorded a loss on extinguishment of debt of $6.0 million comprised of a redemption premium of $3.7 million and write off of unamortized deferred financing fees of $2.3 million.
Income Tax Expense: Income tax expense increased $28.8 million to $29.3 million for the six months ended June 30, 2021 compared to $0.5 million for the six months ended June 30, 2020. The increase was driven by increases to income during the period and permanent add-backs related to the mark to market accounting on the Company’s warrants and the impact of UK statutory rate increases, as well as by prior year tax benefits from the reversal of the Company's valuation allowance not repeated in the current year period.

Business Segment Results
The Company operates in four reportable segments as follows: NA Modular, NA Storage, UK Storage and Tank and Pump. The NA Modular segment represents the activities of WillScot prior to the Merger. The NA Storage, UK Storage and Tank and Pump segments align to the three segments reported by Mobile Mini prior to the Merger.
The following tables and discussion summarize our reportable segment financial information for the three and six months ended June 30, 2021 and 2020. The below results only include Mobile Mini for the periods subsequent to the Merger. A Summary Business Segment Supplemental Unaudited Pro Forma Financial Information section has been included in this MD&A in order to provide period over period comparable financial information for the NA Storage, UK Storage and Tank and Pump reporting segments as these segments were not included in our reported results for the three and six months ended June 30, 2020.

Comparison of Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$289,382	$115,794	$28,432	$27,494	$461,102
Gross profit	$116,136	$75,721	$17,937	$13,016	$222,810
Adjusted EBITDA	$103,545	$49,526	$12,328	$10,096	$175,495
Capital expenditures for rental equipment	$49,364	$8,773	$4,226	$2,919	$65,282
Average modular space units on rent	84,754	16,360	9,354	—	110,468
Average modular space utilization rate	67.7%	78.4%	84.3%	—%	70.3%
Average modular space monthly rental rate	$801	$573	$438	$—	$736
Average portable storage units on rent	13,301	112,862	25,573	—	151,736
Average portable storage utilization rate	69.8%	76.1%	91.8%	—%	77.7%
Average portable storage monthly rental rate	$133	$151	$88	$—	$139
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	71.2%	71.2%

	Three Months Ended June 30, 2020
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$256,862	$—	$—	$—	$256,862
Gross profit	$109,964	$—	$—	$—	$109,964
Adjusted EBITDA	$97,520	$—	$—	$—	$97,520
Capital expenditures for rental equipment	$40,034	$—	$—	$—	$40,034
Average modular space units on rent	87,096	—	—	—	87,096
Average modular space utilization rate	68.5%	—%	—%	—%	68.5%
Average modular space monthly rental rate	$669	$—	$—	$—	$669
Average portable storage units on rent	15,869	—	—	—	15,869
Average portable storage utilization rate	62.5%	—%	—%	—%	62.5%
Average portable storage monthly rental rate	$120	$—	$—	$—	$120
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	—%	—%
NA Modular
Revenue: Total revenue increased $32.5 million, or 12.7%, to $289.4 million for the three months ended June 30, 2021 from $256.9 million for the three months ended June 30, 2020. The increase was primarily the result of a $27.5 million, or 14.5%, increase in leasing revenue, a $4.6 million, or 85.2%, increase in rental unit sales revenue and a $3.3 million, or 6.4% increase in modular delivery and installation revenue. This increase was partially offset by a decrease of $2.9 million, or 29.6%, in new unit sales. Average modular space monthly rental rates increased 19.7% for the three months ended June 30, 2021 to $801 driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Improved pricing was partially offset by lower volumes as average modular space units on rent decreased by 2,342 units, or 2.7%, year over year. The decrease was driven primarily by reduced demand for new project deliveries as a result of the COVID-19 pandemic primarily in the second and third quarter of 2020.
Gross Profit: Gross profit increased $6.1 million, or 5.5%, to $116.1 million for the three months ended June 30, 2021 from $110.0 million for the three months ended June 30, 2020. The increase in gross profit was driven by higher leasing gross profit, which increased $13.4 million, or 9.4%, driven from improved pricing including VAPS. The increase in gross profit from leasing for the three months ended June 30, 2021 was further complemented by a $3.4 million increase in rental unit sales gross profit. These increases were partially offset by a $4.4 million decrease in delivery and installation gross profit driven by higher fleet relocation expenses, a $1.0 million decrease in new sales gross profit, and a $5.3 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment.
Adjusted EBITDA: Adjusted EBITDA increased $6.0 million, or 6.2%, to $103.5 million for the three months ended June 30, 2021 from $97.5 million for the three months ended June 30, 2020. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $4.1 million, or 6.9%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $9.4 million, or 23.5%, to $49.4 million for the three months ended June 30, 2021 from $40.0 million for the three months ended June 30, 2020. Net CAPEX, as defined below in Item 2. Other Non-GAAP Financial Data and Reconciliations, also increased $2.0 million, or 5.4%, to $38.3 million. The increase for Net CAPEX was driven by increased capital investment during the period related to increased demand activity, partially offset from increased sales of rental units and plant, property and equipment, including real estate sold during the period.
Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump		Total
Revenue	$555,606	$223,542	$55,439	$51,838		$886,425
Gross profit	$229,138	$148,340	$34,430	$24,282		$436,190
Adjusted EBITDA	$200,916	$95,848	$23,392	$18,924		$339,080
Capital expenditures for rental equipment	$88,499	$12,245	$10,996	$6,077	$—	$117,817
Average modular space units on rent	84,737	16,399	9,235	—		110,371
Average modular space utilization rate	67.6%	78.9%	84.1%	—%		70.3%
Average modular space monthly rental rate	$769	$554	$420	$—		$703
Average portable storage units on rent	14,186	109,355	25,112	—		148,653
Average portable storage utilization rate	64.8%	75.0%	90.5%	—%		76.1%
Average portable storage monthly rental rate	$128	$150	$85	$—		$137
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	69.3%		69.3%

	Six Months Ended June 30, 2020
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$512,683	$—	$—	$—	$512,683
Gross profit	$216,154	$—	$—	$—	$216,154
Adjusted EBITDA	$187,062	$—	$—	$—	$187,062
Capital expenditures for rental equipment	$79,682	$—	$—	$—	$79,682
Average modular space units on rent	87,542	—	—	—	87,542
Average modular space utilization rate	68.9%	—%	—%	—%	68.9%
Average modular space monthly rental rate	$661	$—	$—	$—	$661
Average portable storage units on rent	16,114	—	—	—	16,114
Average portable storage utilization rate	63.5%	—%	—%	—%	63.5%
Average portable storage monthly rental rate	$120	$—	$—	$—	$120
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	—%	—%
NA Modular
Revenue: Total revenue increased $42.9 million, or 8.4%, to $555.6 million for the six months ended June 30, 2021 from $512.7 million for the six months ended June 30, 2020. The increase was primarily the result of a $38.7 million, or 10.2%, increase in leasing revenue and an $8.4 million, or 69.4%, increase in rental unit sales revenue. Average modular space monthly rental rates increased 16.3% for the six months ended June 30, 2021 to $769 driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Improved pricing was partially offset by lower volumes as average modular space units on rent decreased by 2,805 units, or 3.2%, year over year. The decrease was driven primarily by lower deliveries, including reduced demand for new project deliveries as a result of the COVID-19 pandemic primarily in the second and third quarter of 2020.
Gross Profit: Gross profit increased $12.9 million, or 6.0%, to $229.1 million for the six months ended June 30, 2021 from $216.2 million for the six months ended June 30, 2020. The increase in gross profit was driven by higher leasing gross profit, which increased $23.5 million, or 8.4%, driven from improved pricing including VAPS. The increase in gross profit from leasing for the six months ended June 30, 2021 was further complemented by a $5.0 million increase in rental unit sales gross profit. These increases were partially offset by a $7.7 million decrease in delivery and installation gross profit driven by higher fleet relocation expenses, a $1.9 million decrease in new sales gross profit, and a $6.1 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment.
Adjusted EBITDA: Adjusted EBITDA increased $13.8 million, or 7.4%, to $200.9 million for the six months ended June 30, 2021 from $187.1 million for the six months ended June 30, 2020. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $3.9 million, or 3.2%, for the six months ended June 30, 2021, as compared to the June 30, 2020.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $8.8 million, or 11.0%, to $88.5 million for the six months ended June 30, 2021 from $79.7 million for the six months ended June 30, 2020. Net CAPEX, as defined below in Item 2. Other Non-GAAP Financial Data and Reconciliations, decreased $10.3 million, or 15.4%, to $56.6 million. The decrease for Net CAPEX was driven primarily by increased sales of rental units and plant, property and equipment, including real estate sold during the period.

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
The following table provides an unaudited reconciliation of Income (loss) from operations before income tax to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$20,371	$(14,130)	24,818	$77,525
Income tax expense (benefit)	18,828	(285)	29,309	505
Loss on extinguishment of debt	2,814	—	5,999	—
Interest expense	29,212	28,519	59,176	56,776
Depreciation and amortization	84,515	48,377	158,537	97,399
Fair value (gain) loss on common stock warrant liabilities	(610)	26,963	26,597	(68,366)
Currency losses (gains), net	33	(380)	69	518
Restructuring costs, lease impairment expense and other related charges	7,434	2,143	11,829	3,744
Transaction costs	—	1,619	844	11,050
Integration costs	7,622	2,153	14,964	3,839
Stock compensation expense	4,707	2,227	8,221	4,014
Other	569	314	(1,283)	58
Adjusted EBITDA	$175,495	$97,520	$339,080	$187,062

Net Income Excluding Gain/Loss from Warrants
We define Net Income Excluding Gain/Loss from Warrants as Net Income plus or minus the impact of the change in the fair value of the common stock warrant liability. Management believes that our financial statements that include the impact of this mark-to-market expense or income may not be necessarily reflective of the actual financial performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$20,371	$(14,130)	$24,818	$77,525
Fair value (gain) loss on common stock warrant liabilities	(610)	26,963	26,597	(68,366)
Net Income (Loss) Excluding Gain/Loss from Warrants	$19,761	$12,833	$51,415	$9,159

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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage on a historical basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Revenue (A)	$461,102	$256,862	$886,425	$512,683

Gross profit (B)	$222,810	$109,964	$436,190	$216,154
Depreciation of rental equipment	62,893	45,494	118,591	91,442
Adjusted Gross Profit (C)	$285,703	$155,458	$554,781	$307,596

Gross Profit Percentage (B/A)	48.3%	42.8%	49.2%	42.2%
Adjusted Gross Profit Percentage (C/A)	62.0%	60.5%	62.6%	60.0%
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
The following table provides unaudited reconciliations of Net CAPEX on a historical basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Total purchases of rental equipment and refurbishments	$(65,282)	$(40,034)	$(117,817)	$(79,682)
Total proceeds from sale of rental equipment	15,235	5,316	30,437	12,102
Net CAPEX for Rental Equipment	(50,047)	(34,718)	(87,380)	(67,580)
Purchase of property, plant and equipment	(10,143)	(1,668)	(17,450)	(3,186)
Proceeds from sale of property, plant and equipment	2,709	3	16,438	3,843
Net CAPEX	$(57,481)	$(36,383)	$(88,392)	$(66,923)

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

Comparison of Three Months Ended June 30, 2021 and 2020

	Pro Forma Combined Quarter Ended June 30,		2021 vs. 2020
(in thousands)	2021	2020	$ Change	% Change
Revenue	$461,102	$390,525	$70,577	18.1%
Selling, general and administrative expenses	$122,387	$111,757	$10,630	9.5%
Net income (loss)	$20,371	$(1,161)	$21,532	(1854.6)%
Adjusted EBITDA	$175,495	$153,802	$21,693	14.1%

Other Financial Data:
Adjusted EBITDA - NA Modular	$103,545	$97,520	$6,025	6.2%
Adjusted EBITDA - NA Storage	49,526	40,770	8,756	21.5%
Adjusted EBITDA - UK Storage	12,328	6,853	5,475	79.9%
Adjusted EBITDA - Tank and Pump	10,096	8,659	1,437	16.6%
Consolidated Adjusted EBITDA(a)	$175,495	$153,802	$21,693	14.1%

(a)	We present Adjusted EBITDA, a measurement not calculated in accordance with GAAP, because it is a key metric used by management to assess financial performance.

NA Modular - Quarterly Results
Pro Forma Quarterly Results for the Six Months Ended June 30, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Total
Revenue	$266,224	$289,382	$555,606
Gross profit	$113,002	$116,136	$229,138
Adjusted EBITDA	$97,371	$103,545	$200,916
Capital expenditures for rental equipment	$39,135	$49,364	$88,499
Average modular space units on rent	84,795	84,754	84,737
Average modular space utilization rate	67.6%	67.7%	67.6%
Average modular space monthly rental rate	$737	$801	$769
Average portable storage units on rent	14,903	13,301	14,186
Average portable storage utilization rate	60.3%	69.8%	64.8%
Average portable storage monthly rental rate	$124	$133	$128
Pro Forma Quarterly Results for the Six Months Ended June 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Total
Revenue	$255,821	$256,862	$512,683
Gross profit	$106,190	$109,964	$216,154
Adjusted EBITDA	$89,544	$97,520	$187,062
Capital expenditures for rental equipment	$39,648	$40,034	$79,682
Average modular space units on rent	87,988	87,096	87,542
Average modular space utilization rate	69.2%	68.5%	68.9%
Average modular space monthly rental rate	$653	$669	$661
Average portable storage units on rent	16,346	15,869	16,114
Average portable storage utilization rate	64.1%	62.5%	63.5%
Average portable storage monthly rental rate	$119	$120	$120

The NA Modular segment represents the activities of WillScot prior to the Merger. As a result, there are no differences between pro forma results and actual results on a reported basis. Please see comparison of results for the three months ended June 30, 2021 and 2020 within "Business Segment Results" above.
NA Storage - Quarterly Results
Pro Forma Quarterly Results for the Six Months Ended June 30, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Total
Revenue	$107,748	$115,794	$223,542
Gross profit	$72,619	$75,721	$148,340
Adjusted EBITDA	$46,322	$49,526	$95,848
Capital expenditures for rental equipment	$3,472	$8,773	$12,245
Average modular space units on rent	16,439	16,360	16,399
Average modular space utilization rate	79.4%	78.4%	78.9%
Average modular space monthly rental rate	$535	$573	$554
Average portable storage units on rent	105,810	112,862	109,355
Average portable storage utilization rate	73.9%	76.1%	75.0%
Average portable storage monthly rental rate	$148	$151	$150
Pro Forma Quarterly Results for the Six Months Ended June 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Total
Revenue	$103,495	$92,826	$196,321
Gross profit	$71,400	$66,639	$138,039
Adjusted EBITDA	$43,994	$40,770	$84,764
Capital expenditures for rental equipment	$5,200	$7,272	$12,472
Average modular space units on rent	15,509	15,757	15,633
Average modular space utilization rate	77.8%	78.6%	78.2%
Average modular space monthly rental rate	$497	$463	$480
Average portable storage units on rent	105,441	101,463	103,452
Average portable storage utilization rate	73.1%	70.6%	71.8%
Average portable storage monthly rental rate	$146	$143	$145
Comparison of Three Months Ended June 30, 2021 and 2020
NA Storage
Revenue: Total revenue increased $23.0 million, or 24.8%, to $115.8 million for the three months ended June 30, 2021 from $92.8 million for the three months ended June 30, 2020. Leasing revenues increased $14.5 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 3.8% and average modular space monthly rental rates increased 23.8% year-over-year driven primarily by increased pricing on new deliveries. Portable storage units on rent increased 11.2% and average portable storage monthly rental rates increased 5.6% year-over-year also as a result of increased pricing on new deliveries. Delivery and installation revenues increased $7.0 million year-over-year as delivery levels have increased as a result of economic recovery. Sales revenues increased $1.5 million compared to the prior-year quarter.
Gross Profit: Gross profit increased by $9.1 million, or 13.7%, to $75.7 million for the three months ended June 30, 2021 compared to $66.6 million compared to the three months ended June 30, 2020. Gross profit on leasing activity increased by $9.8 million year-over-year driven both by increased volume and pricing as described above. For delivery and installation, gross profit increased $1.2 million. Sales gross profit increased by $0.9 million to $2.6 million.
Adjusted EBITDA: Adjusted EBITDA increased $8.7 million, or 21.3%, to $49.5 million for the three months ended June 30, 2021 from $40.8 million for the three months ended June 30, 2020 and the margin contracted to 42.8% from 43.9%. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. Excluding acquisition costs and stock-based compensation, SG&A increased $3.1 million in this segment.

The increase was comprised of increased costs for personnel, including commissions and other variable compensation, travel, occupancy and computer costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $8.8 million were $1.5 million higher than the prior-year quarter driven by increased fleet investments for specific products, largely ground level offices, to grow units on rent as demand has recovered to pre-COVID-19 levels.
Comparison of Six Months Ended June 30, 2021 and 2020
NA Storage
Revenue: Total revenue increased $27.2 million, or 13.9%, to $223.5 million for the six months ended June 30, 2021 from $196.3 million for the six months ended June 30, 2020. Leasing revenues increased $18.5 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 4.9% and average modular space monthly rental rates increased 15.4% year-over-year driven primarily by increased pricing on new deliveries. Portable storage units on rent increased 5.7% and average portable storage monthly rental rates increased 3.4% year-over-year also driven primarily by increased pricing on new deliveries. Delivery and installation revenues increased $6.5 million year-over-year as delivery levels in the second quarter have increased as a result of economic recovery. Sales revenues increased $2.2 million compared to the prior-year quarter.
Gross Profit: Gross profit increased by $10.3 million, or 7.5%, to $148.3 million for the six months ended June 30, 2021 compared to $138.0 million compared to the six months ended June 30, 2020. Gross profit on leasing activity increased by $12.2 million year-over-year driven both by increased volume and pricing as described above. For delivery and installation, gross profit increased $0.1 million. Sales gross profit increased by $1.0 million to $4.8 million.
Adjusted EBITDA: Adjusted EBITDA increased $11.0 million, or 13.0%, to $95.8 million for the six months ended June 30, 2021 from $84.8 million for the six months ended June 30, 2020 and the margin contracted to 42.9% from 43.2%. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. Excluding acquisition costs and stock-based compensation, SG&A increased $2.2 million in this segment. The increase was comprised of increased costs for personnel, including commissions and other variable compensation, occupancy, insurance, and computer costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $12.2 million for the six months ended June 30, 2021 were $0.3 million lower than for the six months ended June 30, 2020. Rental fleet expenditures in the first quarter were significantly below 2020 levels in response to COVID-19-related demand reductions, but as recovery has occurred in the second quarter, we have begun to invest to meet demand for specific products, largely ground level offices.
UK Storage - Quarterly Results
Pro Forma Quarterly Results for the Six Months Ended June 30, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Total
Revenue	$27,007	$28,432	$55,439
Gross profit	$16,493	$17,937	$34,430
Adjusted EBITDA	$11,064	$12,328	$23,392
Capital expenditures for rental equipment	$6,770	$4,226	$10,996
Average modular space units on rent	9,115	9,354	9,235
Average modular space utilization rate	83.8%	84.3%	84.1%
Average modular space monthly rental rate	$404	$438	$420
Average portable storage units on rent	24,647	25,573	25,112
Average portable storage utilization rate	89.2%	91.8%	90.5%
Average portable storage monthly rental rate	$82	$88	$85

Pro Forma Quarterly Results for the Six Months Ended June 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Total
Revenue	$20,197	$17,154	$37,351
Gross profit	$11,372	$10,991	$22,363
Adjusted EBITDA	$6,405	$6,853	$13,258
Capital expenditures for rental equipment	$337	$522	$859
Average modular space units on rent	7,850	7,912	7,881
Average modular space utilization rate	74.2%	74.6%	74.4%
Average modular space monthly rental rate	$326	$313	$320
Average portable storage units on rent	23,328	22,870	23,099
Average portable storage utilization rate	83.7%	82.2%	83.0%
Average portable storage monthly rental rate	$73	$70	$72
Comparison of Three Months Ended June 30, 2021 and 2020
UK Storage
Revenue: Total revenue increased $11.2 million, or 65.1%, to $28.4 million for the three months ended June 30, 2021 from $17.2 million for the three months ended June 30, 2020. In local currency total revenues increased 47.1%. Leasing revenues increased $7.8 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 18.2%, while portable storage units on rent increased 11.8%. Average monthly rental rates for modular space units and portable storage units increased 39.9% and 25.7% year-over-year, respectively, including the impacts of currency fluctuations. Delivery and installation revenues increased $3.1 million year-over-year. Sales revenues increased $0.4 million compared to the prior-year quarter.
Gross Profit: Gross profit increased $6.9 million, or 62.7%, for the three months ended June 30, 2021 to $17.9 million from $11.0 million for the three months ended June 30, 2020. In local currency, gross profit increased 44.8%. This increase was driven by a significant increase in fleet utilization coupled with strong rental rate growth and strategic cost management.
Adjusted EBITDA: Adjusted EBITDA increased $5.4 million, or 78.3%, to $12.3 million for three months ended June 30, 2021 from $6.9 million for the three months ended June 30, 2020 and the margin expanded to 43.4% from 39.9%. The increase results primarily from the favorable gross profit discussed above, partially offset by increased SG&A of $2.0 million driven by increased costs for personnel, including commissions and other variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $4.2 million were driving the $3.7 million increase compared to the prior-year quarter. These investments were made to fulfill increasing demand and to drive increased units on rent and utilization.
Comparison of Six Months Ended June 30, 2021 and 2020
UK Storage
Revenue: Total revenue increased $18.0 million, or 48.1%, to $55.4 million for the six months ended June 30, 2021 from $37.4 million for the six months ended June 30, 2020. In local currency total revenues increased 34.9%. Leasing revenues increased $12.6 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 17.2%, while portable storage units on rent increased 8.7%. Monthly rental rates for modular space units and portable storage units increased 31.3% and 18.1% year-over-year, respectively, including the impacts of currency fluctuations.
Gross Profit: Gross profit increased $12.0 million, or 53.6%, for the six months ended June 30, 2021 to $34.4 million from $22.4 million for the six months ended June 30, 2020. In local currency, gross profit increased 39.8%. This increase was driven by a significant increase in fleet utilization coupled with strong rental rate growth and strategic cost management.
Adjusted EBITDA: Adjusted EBITDA increased $10.1 million, or 75.9%, to $23.4 million for six months ended June 30, 2021 from $13.3 million for the six months ended June 30, 2020 and the margin expanded to 42.2% from 35.5%. The increase results primarily from the favorable gross profit discussed above, partially offset by increased SG&A of $2.6 million driven by increased costs for personnel, including commissions and other variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $11.0 million were driving the $10.2 million increase compared to the prior-year quarter. These investments were made to fulfill increasing demand and to drive increased units on rent and utilization.

Tank and Pump - Quarterly Results
Pro Forma Quarterly Results for the Six Months Ended June 30, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Total
Revenue	$24,344	$27,494	$51,838
Gross profit	$11,266	$13,016	$24,282
Adjusted EBITDA	$8,828	$10,096	$18,924
Capital expenditures for rental equipment	$3,158	$2,919	$6,077
Average tank and pump solutions rental fleet utilization based on original equipment cost	67.4%	71.2%	69.3%
Pro Forma Quarterly Results for the Six Months Ended June 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Total
Revenue	$26,884	$23,684	$50,568
Gross profit	$13,279	$11,723	$25,002
Adjusted EBITDA	$9,477	$8,659	$18,136
Capital expenditures for rental equipment	$4,514	$941	$5,455
Average tank and pump solutions rental fleet utilization based on original equipment cost	66.4%	60.5%	63.4%
Comparison of Three Months Ended June 30, 2021 and 2020
Tank & Pump
Revenue: Total revenue increased $3.8 million, or 16.0%, to $27.5 million for the three months ended June 30, 2021 from $23.7 million for the three months ended June 30, 2020. These increases were driven by increased average OEC rental fleet utilization, which increased 1070 bps to 71.2% for the three months ended June 30, 2021 from 60.5% for the three months ended June 30, 2020. 2020 results beginning in the second quarter especially were significantly impacted by lower mid- and down-stream oil and gas activity, petrochemical refining activity and specifically the lower demand for jet fuel resulting from COVID-19.
Gross Profit: Gross profit increased $1.3 million, or 11.1%, for the three months ended June 30, 2021 to $13.0 million from $11.7 million for the three months ended June 30, 2020. This increase was driven by increased gross profit for leasing activity, which increased $1.4 million driven by the increased revenue as discussed above.
Adjusted EBITDA: Adjusted EBITDA increased $1.4 million, or 16.1%, to $10.1 million for the three months ended June 30, 2021 from $8.7 million for the three months ended June 30, 2020 and the margin was essentially flat to prior-year quarter. The increase in Adjusted EBITDA was driven by the increased gross profit discussed above, further complemented by a $0.2 million reduction in SG&A expense driven primarily by decreased personnel costs.
Capital Expenditures for Rental Equipment: Current quarter expenditures of $2.9 million were $2.0 million higher than the prior-year quarter as we began to increase investment in additional rental equipment to fund increasing fleet utilization.
Comparison of Six Months Ended June 30, 2021 and 2020
Tank & Pump
Revenue: Total revenue increased $1.2 million, or 2.4%, to $51.8 million for the six months ended June 30, 2021 from $50.6 million for the six months ended June 30, 2020. These increases were driven by increased average OEC rental fleet utilization, which increased 580 bps to 69.3% for the six months ended June 30, 2021 from 63.5% for the six months ended June 30, 2020. 2020 results beginning in the second quarter especially were significantly impacted by lower mid- and down-stream oil and gas activity, petrochemical refining activity and specifically the lower demand for jet fuel resulting from COVID-19.
Gross Profit: Gross profit decreased $0.7 million, or 2.8%, for the six months ended June 30, 2021 to $24.3 million from $25.0 million for the six months ended June 30, 2020. Gross profit for leasing activity was flat compared to the prior-year quarter, however gross profit for delivery and installation activity decreased $0.6 million and gross profit for sales activity decreased $0.4 million.

Adjusted EBITDA: Adjusted EBITDA increased $0.8 million, or 4.4%, to $19.0 million for the six months ended June 30, 2021 from $18.2 million for the six months ended June 30, 2020 and the margin improved to 36.5% from 35.9%. The increase in Adjusted EBITDA was driven by a $1.7 million reduction in SG&A expense primarily driven by lower personnel costs, partially offset by the lower gross profit discussed above.
Capital Expenditures for Rental Equipment: Year to date expenditures of $6.1 million were $0.7 million higher than the prior-year quarter as we began to increase investment in additional rental equipment to fund increasing fleet utilization.

Liquidity and Capital Resources
Overview
WillScot Mobile Mini is a holding company that derives its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, borrowings under the 2020 ABL Facility, and sales of equity and debt securities. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next twelve months.
We have been consistently engaged in both the debt and equity capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. Subsequent to the Merger, we believe we have ample liquidity in the 2020 ABL Facility and are generating substantial free cash flow, which together support both organic operations and other capital allocation priorities as they arise.
We continue to review available acquisition opportunities with the awareness that any such acquisition may require us to incur additional debt to finance the acquisition and/or to issue shares of our Common Stock or other equity securities as acquisition consideration or as part of an overall financing plan. In addition, we will continue to evaluate alternatives to optimize our capital structure, which could include the issuance or repurchase of additional unsecured and secured debt, equity securities and/or equity-linked securities. There can be no assurance as to the timing of any such issuance or repurchase. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. Availability of financing and the associated terms are inherently dependent on the debt and equity capital markets and subject to change. From time to time we may also seek to streamline our capital structure and improve our financial position through refinancing or restructuring our existing debt or retiring certain of our securities for cash or other consideration.
On July 1, 2020, in connection with the completion of the Merger, Holdings, WSII, and certain of its subsidiaries, entered into a new asset-based credit agreement, that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion (the “US Facility”), available to WSII and certain of its subsidiaries (collectively, the “US Borrowers”), and (ii) a $400 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility") together with the US Facility (collectively, the “2020 ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros by the US Borrowers, and certain of WSII’s wholly-owned subsidiaries organized in Canada and in the United Kingdom. Borrowing availability under the 2020 ABL Facility is equal to the lesser of $2.4 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool. At June 30, 2021, we had $917.4 million of available borrowing capacity under the 2020 ABL Facility.
COVID-19 Impact on Liquidity
We continue to monitor the impact that the global pandemic is having on our financial operations and liquidity; however, to date this impact has been immaterial, and we see the adverse impacts of COVID-19 diminishing as the global economy recovers. We regularly manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, actively managing our cost structure, reducing or delaying capital spending, and developing new opportunities for growth. We believe that the actions we have taken in recent years to increase our scale and competitive position and strengthen our balance sheet positioned us well to manage through economic cycles and have positioned us well for the current recovery.

Cash Flow Comparison of the Six Months Ended June 30, 2021 and 2020
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash from operating activities	$261,608	$113,727
Net cash from investing activities	(88,392)	(66,923)
Net cash from financing activities	(182,913)	614,693
Effect of exchange rate changes on cash and cash equivalents	162	(394)
Net change in cash and cash equivalents	$(9,535)	$661,103
Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2021 was $261.6 million as compared to $113.7 million for the six months ended June 30, 2020, an increase of $147.9 million. The increase was due to an increase of $140.8 million of net income, adjusted for non-cash items, in addition to an increase of $7.1 million in the net movements of the operating assets and liabilities. The increase related to the net movements of operating assets and liabilities was attributable to an increase in the change in accounts payable and other accrued expenses and prepaid and other assets in the six months ended June 30, 2021 compared to the same period in 2020, partially offset by an increase in the change in trade receivables in the six months ended June 30, 2021 compared to the same period in 2020.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2021 was $88.4 million as compared to $66.9 million for the six months ended June 30, 2020, an increase of $21.5 million. The increase in cash used in investing activities was driven by a $38.1 million increase in cash used for purchase of rental equipment and refurbishments and a $14.3 million increase in cash used for the purchase of property, plant and equipment. This was partially offset by a $12.6 million increase in proceeds from sale of property, plant and equipment and an $18.3 million increase in proceeds from the sale of rental equipment.
Cash Flows from Financing Activities
Cash used in financing activities for the six months ended June 30, 2021 was $182.9 million as compared to $614.7 million of cash provided by financing activities for the six months ended June 30, 2020, an increase of $797.6 million in cash used. The increase is primarily due to $650.0 million received from borrowing in the second quarter of 2020 in anticipation of financing the acquisition of Mobile Mini and $214.3 million paid in 2021 to repurchase common stock and warrants.
Free Cash Flow
Free Cash Flow is a non-GAAP measure. We define Free Cash Flow as net cash provided by operating activities, less purchases of, and proceeds from, rental equipment and property, plant and equipment, which are all included in cash flows from investing activities. Management believes that the presentation of Free Cash Flow provides useful additional information concerning cash flow available to fund our capital allocation alternatives. The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$139,537	$75,379	$261,608	$113,727
Purchase of rental equipment and refurbishments	(65,282)	(40,034)	(117,817)	(79,682)
Proceeds from sale of rental equipment	15,235	5,316	30,437	12,102
Purchase of property, plant and equipment	(10,143)	(1,668)	(17,450)	(3,186)
Proceeds from the sale of property, plant and equipment	2,709	3	16,438	3,843
Free Cash Flow	$82,056	$38,996	$173,216	$46,804

Free Cash Flow for the six months ended June 30, 2021 was an inflow of $173.2 million as compared to an inflow of $46.8 million for the six months ended June 30, 2020, an increase in Free Cash Flow of $126.4 million. Free Cash Flow increased year over year principally as a result of the $147.9 million increase in cash provided by operating activities and partially offset by the $38.1 million increase in cash used in the purchase of rental equipment and refurbishments. The $139.5 million in cash provided by operating activities for the three months ended June 30, 2021 was returned to shareholders through stock and warrant repurchases and cancellations and reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments.

Contractual Obligations
The following table presents information relating to our contractual obligations and commercial commitments as of June 30, 2021:

(in thousands)	Total	Less than 1 year	Between 1 to 3 years	Between 3 to 5 years		More than 5 years
Long-term indebtedness, including current portion and interest (a)(b)	$2,990,570	$103,722	$199,168	$2,124,818		$562,862
Payroll tax withholding (c)	10,350	5,175	5,175	—	—	—
Operating lease liabilities	278,964	60,099	94,082	59,920		64,863
Total	$3,279,884	$168,996	$298,425	$2,184,738		$627,725

(a)	Long-term indebtedness includes borrowings and interest under the 2020 ABL Facility, the 2025 Senior Secured Notes, the 2028 Senior Secured Notes, and finance leases.
(b)
Includes the obligations under our interest rate swap agreement that effectively convert $400 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The future obligations under the interest rate swaps was calculated using the 1-month LIBOR rate as of June 30, 2021.

(c)	Amounts relate to the opportunistic election to delay payment of employer payroll taxes on an interest-free basis in accordance with the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the ‘‘CARES Act’’).
At June 30, 2021, in addition to the above contractual obligations, the Company has estimated $14.8 million of potential long-term tax liabilities, including interest and penalties related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Pro Forma Information
The following pro forma financial information has been prepared for WillScot Mobile Mini for the three and six months ended June 30, 2020. These pro forma condensed combined statements of operations present the historical consolidated statements of operations of WillScot Mobile Mini, giving effect to the following items as if they had occurred on January 1, 2019:
(i)the Merger with Mobile Mini;
(ii)borrowings under the Company’s 2025 Secured Notes and the 2020 ABL Facility;
(iii)extinguishment of the Mobile Mini line of credit and senior notes assumed in the Merger and subsequently repaid;
(iv)repayment of the 2017 ABL Facility and the 2022 Senior Notes repaid contemporaneously with the Merger;
(v)the transaction costs incurred in connection with the Merger; and
(vi)elimination of non-controlling interest in connection with the Sapphire Exchange as contemplated by the Merger.
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
Pro forma Presentation
The following pro forma condensed combined financial information and associated notes are based on the historical financial statements of WillScot and Mobile Mini as described below. In preparing the pro forma condensed combined statements of operations for the three and six months ended June 30, 2020, certain historical financial information for Mobile Mini was reclassified to align to the reporting classifications of WillScot.
The pro forma condensed combined statement of operations for the three and six months ended June 30, 2020 are based on, derived from, and should be read in conjunction with, WillScot’s historical financial statements.. The aforementioned pro forma financial statements are also based on, derived from, and should be read in conjunction with Mobile Mini’s historical financial statements.

	Three Months Ended June 30, 2020
(in thousands)	Historical WillScot	Historical Mobile Mini	Pro Forma Adjustments	Pro Forma Condensed Combined
Revenues:
Leasing and services revenue:
Leasing	$190,143	$100,146	$—	$290,289
Delivery and installation	51,640	25,966	—	77,606
Sales revenue:
New units	9,763	3,593	—	13,356
Rental units	5,316	3,958	—	9,274
Total revenues	256,862	133,663	—	390,525
Costs:
Costs of leasing and services:
Leasing	47,747	12,706	—	60,453
Delivery and installation	43,523	17,953	—	61,476
Costs of sales:
New units	6,331	2,393	—	8,724
Rental units	3,803	2,488	—	6,291
Depreciation of rental equipment	45,494	7,605	1,167	54,266	(b)
Gross profit	109,964	90,518	(1,167)	199,315
Expenses:
Selling, general and administrative	65,272	49,684	(3,198)	111,757	(a)
Other depreciation and amortization	2,883	9,959	5,668	18,510	(c)
Lease impairment expense and other related charges	1,394	—	—	1,394
Restructuring costs	749	—	—	749
Currency (gains) losses, net	(380)	36	—	(344)
Other (income) expense, net	(1,021)	158	—	(863)
Operating income	41,067	30,681	(3,637)	68,111
Interest expense	28,519	7,714	(3,661)	32,572	(d)
Fair value loss on common stock warrant liabilities	26,963	—	—	26,963
(Loss) income before income tax	(14,415)	22,967	24	8,576
Income tax (benefit) expense	(285)	5,724	4,298	9,737	(e)
Net (loss) income	(14,130)	17,243	(4,274)	(1,161)
Net income attributable to non-controlling interest, net of tax	1,343	—	(1,343)	—	(f)
Net (loss) income attributable to WillScot Mobile Mini	$(15,473)	$17,243	$(2,931)	$(1,161)

	Six Months Ended June 30, 2020
(in thousands)	Historical WillScot	Historical Mobile Mini (as reclassified)	Pro Forma Adjustments	Pro Forma Condensed Combined
Revenues:
Leasing and services revenue:
Leasing	$378,495	$208,374	$—	$586,869
Delivery and installation	102,710	59,999	—	162,709
Sales revenue:
New units	19,376	8,402	—	27,778
Rental units	12,102	7,465	—	19,567
Total revenues	512,683	284,240	—	796,923
Costs:
Costs of leasing and services:
Leasing	97,556	28,584	—	126,140
Delivery and installation	87,388	42,476	—	129,864
Costs of sales:		0
New units	12,534	5,457	—	17,991
Rental units	7,609	4,625	—	12,234
Depreciation of rental equipment	91,442	15,360	2,334	109,136	(b)
Gross profit	216,154	187,738	(2,334)	401,558
Expenses:
Selling, general and administrative	140,240	112,969	(27,849)	225,360	(a)
Other depreciation and amortization	5,957	19,695	11,338	36,990	(c)
Lease impairment expense and other related charges	3,055	—	—	3,055
Restructuring costs	689	—	—	689
Currency losses, net	519	39	—	558
Other (income) expense, net	(745)	186	—	(559)
Operating income	66,439	54,849	14,177	135,465
Interest expense	56,776	16,974	(9,809)	63,941	(d)
Fair value gain on common stock warrant liabilities	(68,366)	—	—	(68,366)
Income before income tax	78,029	37,875	23,986	139,890
Income tax expense	505	12,330	10,409	23,244	(e)
Net income	77,524	25,545	13,577	116,646
Net income attributable to non-controlling interest, net of tax	1,213	—	(1,213)	—	(f)
Net income attributable to WillScot Mobile Mini	$76,311	$25,545	$14,790	$116,646

Notes to Pro Forma Statements

(a)	Represents the elimination of non-recurring transaction costs incurred as a result of the Mobile Mini Merger.
(b)	Represents the adjustment for depreciation of rental fleet relating to the estimated increase in fair value purchase accounting adjustments as a result of the Merger.
(c)	Represents the differential in other depreciation and amortization expense related to the fair value purchase accounting adjustments as a result of the Merger.
(d)
Reflects the adjustment for interest expense related to our debt structure after the Merger as though the following had occurred on January 1, 2019 (i) borrowings under the 2020 ABL Facility, (ii) borrowings under the 2025 Secured Notes, (iii) repayment of the 2017 ABL Facility, (iv) repayment of the 2022 Secured Notes and repayment of the Mobile Mini debt assumed at the Merger.

(e)	Reflects the adjustment to recognize the income tax impacts of the unaudited pro forma adjustments for which a tax expense is recognized using a U.S. federal and state statutory tax rate of 25.5%. This rate may vary from the effective tax rates of the historical and combined businesses. In addition, the three and six months ended June 30, 2020 included an adjustment of $2.7 million to eliminate the reversal of valuation allowance as a result of reassessment of the realizability of deferred tax assets as a result of the Merger.
(f)	Reflects the adjustment for the extinguishment of non-controlling interest as a result of the Sapphire Exchange on June 30, 2020.
The pro forma adjustment to interest expense consists of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2020
ABL Facility interest	$42	$(2,562)
2022 Secured Notes interest	(5,316)	(10,631)
2025 Secured Notes interest	8,294	18,247
Mobile Mini debt interest	(7,210)	(15,921)
Deferred financing fee amortization	529	1,058
Net pro forma adjustment	$(3,661)	$(9,809)

Reconciliation of Pro Forma Adjusted EBITDA
The following unaudited table provides a reconciliation of Net income to pro forma unaudited adjusted EBITDA:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2020
Net (loss) income	$(1,161)	$116,646
Income tax expense	9,737	23,244
Interest expense	32,572	63,941
Depreciation and amortization	72,777	146,126
Fair value loss (gain) on common stock warrant liabilities	26,963	(68,366)
Currency (gains) losses, net	(344)	558
Restructuring costs, lease impairment expense, other related charges	2,143	3,744
Integration costs	2,154	3,839
Stock compensation expense	4,946	9,415
Other	4,015	4,075
Adjusted EBITDA	$153,802	$303,222

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
The US Securities and Exchange Commission (the “SEC”) suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. For a complete discussion of our significant critical accounting policies, see the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K/A").
There were no significant changes to our critical accounting policies during the six months ended June 30, 2021.

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
•rising costs adversely affecting our profitability; and
•such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our 2020 Annual Report on Form 10-K/A), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $1.5 billion in outstanding principal under the ABL Facility at June 30, 2021.
In order to manage this risk, on November 6, 2018, WSII entered into an interest rate swap agreement that effectively converts $400 million in aggregate notional amount of variable-rate debt under our ABL Facility into fixed-rate debt. The swap agreement provides for WillScot Mobile Mini to pay a fixed rate of 3.06% per annum on the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetically fixed rate of 4.91% on the $400 million notional amount, when including the current applicable margin.
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $2.8 million based on current outstanding borrowings.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 and that the previously reported material weakness has been remediated.
Description of Material Weakness as of December 31, 2020
As disclosed in further detail in Part II, Item 9A, Controls and Procedures of the 2020 Annual Report on Form 10-K/A, following the April 12, 2021 SEC Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs") (the "SEC Staff Statement"), we and our independent registered public accounting firm determined that a material weakness in our internal control over financial reporting, specifically, ineffective controls over the accounting for warrants existed. These control deficiencies resulted in adjustments and disclosures contained in the 2020 Annual Report on Form 10-K/A.
Remediation
As a result of the SEC Staff Statement and subsequent identification of the material weakness noted above, we implemented a remediation plan that addressed the material weakness in internal control over financial reporting, which related to the accounting for our warrants in connection with which we restated our previously issued consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 in our 2020 Annual Report on Form 10-K/A. The Company has designed and implemented a new control to reassess the classification of liability- or equity-classified warrants, which is executed at least quarterly by individuals with sufficient experience and training. The Company’s remediation plan was implemented as of April 30, 2021. We have evaluated the design and operating effectiveness of the control implemented and concluded that the control is adequately designed and has operated effectively for a sufficient period of time to conclude that the material weakness has been remediated.
Changes in Internal Controls
During the second quarter of 2021, our legacy WillScot business began using the enterprise resource planning system (“ERP”) utilized by the legacy Mobile Mini business. We believe that consolidation of our operations into a single ERP will improve the overall system of internal controls over financial reporting, enable us to standardize processes across our business and facilitate the realization of cost savings. We completed the system conversion in the second quarter of 2021, and as a result, modified certain internal controls over financial reporting.
Other than the items discussed above, there were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2021 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2021, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A.    Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our 2020 Annual Report on Form 10-K/A, which have not materially changed.

ITEM 2.    Unregistered Sales of Equity Securities
The following table summarizes our purchase of Common Stock during the second quarter of 2021:

Period	Total Number of Shares and Equivalents Purchased (in millions)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in millions)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
April 1, 2021 to April 30, 2021	—	$—	—	$383.9
May 1, 2021 to May 31, 2021	0.7	$28.00	0.7	$363.0
June 1, 2021 to June 30, 2021	4.1	$27.87	4.1	$249.2
Total	4.8	$27.89	4.8

On August 7, 2020, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $250 million of its outstanding shares of Common Stock and equivalents. On April 29, 2021, the Company's Board of Directors approved an increase to the authorized amount under the stock repurchase program that authorizes the Company to repurchase up to $500 million of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. As of June 30, 2021, $249.2 million remained of the $500 million share repurchase authorization.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit No.		Exhibit Description
3.1(a)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed June 16, 2021).

3.1(b)		Amended and Restated Certificate of Incorporation of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.1(b) of the Company's Current Report on Form 8-K, filed July 1, 2020).
3.2		Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 16, 2021).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
Certificate of Amendment to Amended and Restated Certificate of Incorporation of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed June 16, 2021).
*Filed herewith
**Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Mobile Mini Holdings Corp.

		By:	/s/ CHRISTOPHER J. MINER
Dated:	August 6, 2021		Christopher J. Miner
Executive Vice President & Chief Legal Officer