Form 10-Q
period 2021-09-30
WillScot Mobile Mini Holdings Corp.
filed 2021-11-05
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 223,153,746 shares at November 1, 2021.

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2021 (unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$11,317	$24,937
Trade receivables, net of allowances for credit losses at September 30, 2021 and December 31, 2020 of $41,867 and $29,258, respectively	398,350	330,942
Inventories	30,943	23,731
Prepaid expenses and other current assets	35,940	29,954
Assets held for sale	962	12,004
Total current assets	477,512	421,568
Rental equipment, net	2,968,895	2,931,646
Property, plant and equipment, net	307,253	303,650
Operating lease assets	233,800	232,094
Goodwill	1,178,290	1,171,219
Intangible assets, net	467,289	495,947
Other non-current assets	11,142	16,081
Total long-term assets	5,166,669	5,150,637
Total assets	$5,644,181	$5,572,205
Liabilities and equity
Accounts payable	$145,320	$106,926
Accrued expenses	163,339	141,672
Deferred revenue and customer deposits	163,977	135,485
Operating lease liabilities - current	50,552	48,063
Current portion of long-term debt	18,652	16,521
Total current liabilities	541,840	448,667
Long-term debt	2,598,300	2,453,809
Deferred tax liabilities	346,687	307,541
Operating lease liabilities - non-current	183,035	183,761
Common stock warrant liabilities	—	77,404
Other non-current liabilities	17,735	37,150
Long-term liabilities	3,145,757	3,059,665
Total liabilities	3,687,597	3,508,332
Commitments and contingencies (see Note 17)
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 223,665,627 and 229,038,158 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in-capital	3,655,587	3,852,291
Accumulated other comprehensive loss	(33,713)	(37,207)
Accumulated deficit	(1,665,313)	(1,751,234)
Total shareholders' equity	1,956,584	2,063,873
Total liabilities and equity	$5,644,181	$5,572,205

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues:
Leasing and services revenue:
Leasing	$363,396	$300,082	$1,022,237	$678,577
Delivery and installation	99,699	84,694	274,883	187,404
Sales revenue:
New units	15,860	19,360	37,823	38,736
Rental units	11,597	13,179	42,034	25,281
Total revenues	490,552	417,315	1,376,977	929,998
Costs:
Costs of leasing and services:
Leasing	82,448	64,788	235,375	162,344
Delivery and installation	80,991	66,354	228,280	153,742
Costs of sales:
New units	11,499	12,935	25,660	25,469
Rental units	5,603	8,837	22,870	16,446
Depreciation of rental equipment	56,462	54,837	175,053	146,279
Gross profit	253,549	209,564	689,739	425,718
Expenses:
Selling, general and administrative	133,424	112,079	372,296	241,269
Transaction costs	303	52,191	1,147	63,241
Other depreciation and amortization	18,814	16,867	58,760	22,824
Lease impairment expense and other related charges	601	944	2,328	3,999
Restructuring costs	1,856	3,854	11,958	4,543
Currency losses (gains), net	127	(371)	196	147
Other expense (income), net	1,476	(1,012)	207	(1,757)
Operating income	96,948	25,012	242,847	91,452
Interest expense	29,201	33,034	88,377	89,810
Fair value loss (gain) on common stock warrant liabilities	—	22,303	26,597	(46,063)
Loss on extinguishment of debt	—	42,401	5,999	42,401
Income (loss) before income tax	67,747	(72,726)	121,874	5,304
Income tax expense (benefit)	6,644	(66,675)	35,953	(66,170)
Net income (loss)	61,103	(6,051)	85,921	71,474
Net income attributable to non-controlling interest, net of tax	—	—	—	1,213
Net income (loss) attributable to WillScot Mobile Mini	$61,103	$(6,051)	$85,921	$70,261

Earnings (loss) per share attributable to WillScot Mobile Mini common shareholders
Basic	$0.27	$(0.03)	$0.38	$0.47
Diluted	$0.26	$(0.03)	$0.37	$0.15
Weighted average shares:
Basic	225,998,202	226,649,993	227,557,664	149,283,083
Diluted	231,868,397	226,649,993	234,084,800	152,432,945

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$61,103	$(6,051)	$85,921	$71,474
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0 and $60 for the three and nine months ended September 30, 2021, respectively, and $0 for the three and nine months ended September 30, 2020	(11,162)	14,619	(3,035)	1,457
Net gain (loss) on derivatives, net of income tax expense (benefit) of $676 and $(1,183) for the three months ended September 30, 2021 and 2020, respectively, and $1,999 and $(1,183) for the nine months ended September 30, 2021 and 2020, respectively	2,206	3,905	6,529	(3,878)
Total other comprehensive income (loss)	(8,956)	18,524	3,494	(2,421)
Comprehensive income	52,147	12,473	89,415	69,053
Comprehensive loss attributable to non-controlling interest	—	—	—	(672)
Total comprehensive income attributable to WillScot Mobile Mini	$52,147	$12,473	$89,415	$69,725

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	229,038	$23	$3,852,291	$(37,207)	$(1,751,234)	$2,063,873
Net income	—	—	—	—	4,447	4,447
Other comprehensive income	—	—	—	7,211	—	7,211
Stock-based compensation and issuance of Common Stock from vesting	229	—	4,951	—	—	4,951
Repurchase and cancellation of Common Stock and warrants	(2,793)	—	(76,788)	—	—	(76,788)
Issuance of Common Stock from the exercise of options and warrants	341	—	5,414	—	—	5,414
Withholding taxes on net share settlement of stock-based compensation	—	—	(3,219)	—	—	(3,219)
Balance at March 31, 2021	226,815	$23	$3,782,649	$(29,996)	$(1,746,787)	$2,005,889
Net income	—	—	—	—	20,371	20,371
Other comprehensive income	—	—	—	5,239	—	5,239
Stock-based compensation and issuance of Common Stock from vesting	60	—	9,038	—	—	9,038
Repurchase and cancellation of Common Stock and warrants	(4,100)	—	(35,508)	—	—	(35,508)
Issuance of Common Stock from the exercise of options and warrants	4,058	—	384	—	—	384
Balance at June 30, 2021	226,833	$23	$3,756,563	$(24,757)	$(1,726,416)	$2,005,413
Net income	—	—	—	—	61,103	61,103
Other comprehensive income	—	—	—	(8,956)	—	(8,956)
Stock-based compensation and issuance of Common Stock from vesting	192	—	7,686	—	—	7,686
Repurchase and cancellation of Common Stock and warrants	(3,752)	—	(106,264)	—	—	(106,264)
Issuance of Common Stock from the exercise of options and warrants	393	—	1,517	—	—	1,517
Withholding taxes on net share settlement of stock-based compensation	—	—	(3,915)	—	—	(3,915)
Balance at September 30, 2021	223,666	$23	$3,655,587	$(33,713)	$(1,665,313)	$1,956,584

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

Nine Months Ended September 30, 2020
	Class A Common Stock(1)		Class B Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	108,819	$11	8,024	$1	$2,378,733	$(62,775)	$(1,825,361)	$490,609	$64,590	$555,199
Net income (loss)	—	—	—	—	—	—	91,785	91,785	(130)	91,655
Other comprehensive loss	—	—	—	—	—	(27,199)	—	(27,199)	(2,703)	(29,902)
Stock-based compensation and issuance of Common Stock from vesting	239	—	—	—	1,787	—	—	1,787	—	1,787
Issuance of Common Stock from the exercise of warrants	1,497	—	—	—	28,958	—	—	28,958	—	28,958
Withholding taxes on net share settlement of stock-based compensation	—	—	—	—	(673)	—	—	(673)	—	(673)
Balance at March 31, 2020	110,555	$11	8,024	$1	$2,408,805	$(89,974)	$(1,733,576)	$585,267	$61,757	$647,024
Net (loss) income	—	—	—	—	—	—	(15,473)	(15,473)	1,343	(14,130)
Other comprehensive income	—	—	—	—	—	8,139	—	8,139	818	8,957
Reclassification of ModSpace Warrants	—	—	—	—	26,216	—	—	26,216	—	26,216
Stock-based compensation and issuance of Common Stock from vesting	—	—	—	—	2,227	—	—	2,227	—	2,227
Sapphire Exchange - see Note 10	10,641	1	(8,024)	(1)	66,890	(2,972)	—	63,918	(63,918)	—
Issuance of Common Stock from the exercise of warrants	37	—	—	—	374	—	—	374	—	374
Balance at June 30, 2020	121,233	$12	—	$—	$2,504,512	$(84,807)	$(1,749,049)	$670,668	$—	$670,668
Net loss	—	—	—	—	—	—	(6,051)	(6,051)	—	(6,051)
Other comprehensive income	—	—	—	—	—	18,524	—	18,524	—	18,524
Mobile Mini Merger	106,427	11	—	—	1,348,570	—	—	1,348,581	—	1,348,581
Stock-based compensation	321	—	—	—	6,058	—	—	6,058	—	6,058
Balance at September 30, 2020	227,981	$23	—	$—	$3,859,140	$(66,283)	$(1,755,100)	$2,037,780	$—	$2,037,780

(1) See Note 1 for information regarding the Company's conversion of Class A Common Stock to Common Stock on July 1, 2020 concurrent with the Merger.

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Operating activities:
Net income	$85,921	$71,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,536	171,425
Provision for credit losses	26,661	22,184
Impairment losses on right of use assets	—	57
Gain on sale of rental equipment and other property, plant and equipment	(25,327)	(8,756)
Amortization of debt discounts and debt issuance costs	10,554	9,547
Fair value loss (gain) on common stock warrant liabilities	26,597	(46,063)
Loss on extinguishment of debt	5,999	42,401
Stock-based compensation expense	21,674	6,958
Deferred income tax expense (benefit)	28,140	(67,324)
Unrealized currency losses, net	34	897
Changes in operating assets and liabilities:
Trade receivables	(93,592)	(15,274)
Inventories	(7,311)	1,440
Prepaid expenses and other assets	3,118	2,215
Operating lease assets and liabilities	59	584
Accrued interest	2,468	(7,657)
Accounts payable and other accrued expenses	45,868	(19,090)
Deferred revenue and customer deposits	25,656	10,077
Net cash provided by operating activities	392,055	175,095
Investing activities:
Acquisition of businesses, net of cash acquired	(56,244)	17,173
Proceeds from sale of rental equipment	42,034	25,281
Purchase of rental equipment and refurbishments	(178,191)	(122,273)
Proceeds from the sale of property, plant and equipment	16,647	5,825
Purchase of property, plant and equipment	(20,836)	(9,079)
Net cash used in investing activities	(196,590)	(83,073)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options	7,315	7,694
Repurchase and cancellation of Common Stock and warrants	(320,562)	—
Payment of Common Stock issuance costs	—	(4,222)
Receipts from borrowings	551,063	2,735,793
Payment of financing costs	—	(64,552)
Repayment of borrowings	(423,591)	(2,715,042)
Payment of debt extinguishment premium costs	(3,705)	(34,610)
Principal payments on finance lease obligations	(12,321)	—
Taxes paid on employee stock awards	(7,134)	(673)
Net cash used in financing activities	(208,935)	(75,612)
Effect of exchange rate changes on cash and cash equivalents	(150)	542
Net change in cash and cash equivalents	(13,620)	16,952
Cash and cash equivalents at the beginning of the period	24,937	3,045
Cash and cash equivalents at the end of the period	$11,317	$19,997

Supplemental cash flow information:
Interest paid	$66,437	$80,558
Income taxes paid, net	$6,124	$1,276
Capital expenditures accrued or payable	$35,819	$24,179

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
The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020.
Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.
Recently Issued and Adopted Accounting Standards
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), which is elective, and provides for optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company is currently evaluating the impact of reference rate reform and the potential impact of adoption of these elective practical expedients on its consolidated financial statements and does not expect the impact to be material.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in the ASU are effective for public entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. On January 1, 2021, the Company adopted ASU 2019-12 and the impact of adoption was not material to the Company's consolidated financial statements. The Company applied the standard prospectively for intraperiod tax allocation, year-to-date losses that exceed anticipated annual losses and enacted changes in tax laws.

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
Mobile Mini generated $522.3 million of revenue and $94.3 million of pre-tax income in the nine months ended September 30, 2021, which is included in the condensed consolidated statements of operations.
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
The Company's results of operations for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 represent the activities of the Company after the Merger. As a result, there were no differences between pro forma results and actual results on a reported basis.

The tables below present unaudited pro forma condensed combined statement of operations information for the nine months ended September 30, 2020:

(in thousands)	Nine Months Ended September 30, 2020
WillScot revenues	$929,998
Mobile Mini revenues	284,240
Pro forma revenues	$1,214,238

WillScot Mobile Mini income before income tax	$5,304	(a)
Mobile Mini income before income tax	37,875
Pro forma income before income tax	43,179
Pro forma adjustments to combined income before income tax:
Elimination of Merger transaction costs	80,040	(b)
Impact of fair value mark-ups on rental fleet depreciation	(2,334)	(c)
Other depreciation expense and intangible asset amortization	(11,397)	(d)
Interest expense	(6,113)	(e)
Elimination of Mobile Mini interest expense	15,921	(f)
Elimination of loss on extinguishment of debt	19,682	(g)
Pro forma income before income tax	138,978
Income tax expense	22,300	(h)
Pro forma net income	$116,678

(a)	Excludes impact of non-controlling interest which was eliminated as part of the Sapphire Exchange. See Note 10.
(b)	Eliminates discrete transaction costs incurred as a result of the Mobile Mini Merger.
(c)	Depreciation on rental equipment and property, plant and equipment were adjusted for the determination of the fair value of equipment acquired in the Mobile Mini Merger.
(d)
Represents the differential in other depreciation and amortization expense related to the fair value purchase accounting adjustments as a result of the Merger, principally the amortization of the Mobile Mini customer relationship valued at $209.0 million.

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
(h)
Reflects the recorded income tax provision plus the adjustment to recognize the income tax impacts of the unaudited pro forma adjustments for which a tax expense is recognized using a US federal and state statutory tax rate of 25.5%. This rate may vary from the effective tax rates of the historical and combined businesses. In addition, the three and nine months ended September 30, 2020 included adjustments of $54.1 million and $56.8 million, respectively, to eliminate the reversal of valuation allowance as a result of reassessment of the realizability of deferred tax assets as a result of the Merger.

Other Acquisitions
On September 17, 2021, the Company acquired certain assets and liabilities of Equipe Container Services, Inc., Saf-T-Box, LP and American Mobile Leasing, LLC, which consisted primarily of approximately 11,000 storage units and 400 modular units, for $56.3 million in cash. Based on a preliminary allocation, the accompanying financial statements include approximately $53.0 million and $3.0 million of rental equipment and land, respectively, as a result of these acquisitions.
The amount of revenue and earnings the acquirees included in the consolidated statements of operations for the three and nine-months ended September 30, 2021 is not material to the financial statements. The pre-acquisition revenue and earnings for the acquirees as a percentage of the Company's 2020 Pro Forma results disclosed above and as a percentage of the Company's actual results for the year ended December 31, 2020 were not significant.

Transaction and Integration Costs
The Company recorded $0.3 million and $52.2 million in transaction costs related to the Merger and other acquisitions during the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $63.2 million in transaction costs related to the Merger and other acquisitions in the nine months ended September 30, 2021 and 2020, respectively. The Company also recorded $8.2 million and $7.1 million in integration costs related to the Merger within selling, general and administrative ("SG&A") expense during the three months ended September 30, 2021 and 2020, respectively, and $23.2 million and $9.4 million during the nine months ended September 30, 2021 and 2020, respectively.
NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and nine months ended September 30, 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
US	$427,251	$368,285	$1,197,800	$841,227
Canada	31,536	24,098	84,663	57,083
Mexico	3,666	3,279	10,977	10,035
UK	28,099	21,653	83,537	21,653
Total revenues	$490,552	$417,315	$1,376,977	$929,998
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
The Company’s revenue by major product and service line for the three and nine months ended September 30, 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Modular space leasing revenue	$188,507	$163,635	$539,835	$427,409
Portable storage leasing revenue	66,184	52,941	179,645	64,506
Tank and pump leasing revenue	19,040	14,112	51,909	14,112
VAPS and third party leasing revenues(a)	73,517	56,330	206,823	139,754
Other leasing-related revenue(b)	16,148	13,064	44,025	32,796
Leasing revenue	363,396	300,082	1,022,237	678,577
Delivery and installation revenue	99,699	84,694	274,883	187,404
Total leasing and services revenue	463,095	384,776	1,297,120	865,981
New unit sales revenue	15,860	19,360	37,823	38,736
Rental unit sales revenue	11,597	13,179	42,034	25,281
Total revenues	$490,552	$417,315	$1,376,977	$929,998

(a)
Includes $7.2 million and $5.6 million of service revenue for the three months ended September 30, 2021 and 2020, respectively, and $21.2 million and $13.9 million of service revenue for the nine months ended September 30, 2021 and 2020, respectively.

(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.

Leasing and Services Revenue
The majority of revenue (73% for the three and nine months ended September 30, 2021 and 71% for the three and nine months ended September 30, 2020) is generated by rental income subject to the guidance of ASU 2018-11, Leases (Topic 842) ("ASC 842"). The remaining revenue for the three and nine months ended September 30, 2021 and 2020 is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
Receivables, Contract Assets and Liabilities
As reflected above, approximately 73% of the Company's rental revenue is generated by lease revenue subject to the guidance in ASC 842. The customers that are responsible for the remaining revenue accounted for under ASC 606 are generally the same customers that rent the Company's equipment. The Company manages credit risk associated with its accounts receivables at the customer level. As the same customers generate the revenues that are accounted for under both ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for credit losses address its total revenues. The Company's top five customers with the largest open receivables balances represented 4.7% of the total receivables balance as of September 30, 2021.
As of September 30, 2021 and December 31, 2020, the Company had approximately $78.8 million and $74.1 million, respectively, of deferred revenue that relates to removal services for lease transactions and advance billings for sale transactions, which are within the scope of ASC 606 and are included in deferred revenue and customer deposits in the condensed consolidated balance sheets. During the three months ended September 30, 2021, $20.9 million of previously deferred revenue relating to removal services for lease transactions and advance billings for sale transactions was recognized as revenue.
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
Activity in the allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$36,785	$19,183	$29,258	$15,828
Net charges to bad debt expense and revenue	9,751	13,062	26,661	22,184
Write-offs	(4,543)	(6,822)	(14,415)	(12,395)
Foreign currency translation and other	(126)	(1,237)	363	(1,431)
Balance at end of period	$41,867	$24,186	$41,867	$24,186

NOTE 4 - Leases
As of September 30, 2021, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2021 (remaining)	$16,246	$5,520
2022	60,038	20,012
2023	49,165	16,561
2024	40,555	13,639
2025	33,371	13,747
Thereafter	76,957	22,841
Total lease payments	276,332	92,320
Less: interest	(42,745)	(6,720)
Present value of lease liabilities	$233,587	$85,600
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.
The Company’s lease activity during the nine months ended September 30, 2021 and 2020 was as follows:

(in thousands)	Nine Months Ended September 30,
Financial Statement Line	2021	2020
Finance Lease Expense
Amortization of finance lease assets	$14,231	$4,360
Interest on obligations under finance leases	1,674	512
Total finance lease expense	$15,905	$4,872

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$3,019	$4,444
Selling, general and administrative	44,732	29,682
Lease impairment expense and other related charges	1,571	2,103
Short-term lease expense
Cost of leasing and services	17,751	19,765
Selling, general and administrative	680	1,612
Lease impairment expense and other related charges	0	471
Variable lease expense
Cost of leasing and services	5,442	5,277
Selling, general and administrative	5,702	3,645
Lease impairment expense and other related charges	402	666
Total operating lease expense	$79,299	$67,665
Lease impairment expense and other related charges relate to closed locations that are no longer used in operations as a result of consolidation activities within the Company. During the nine months ended September 30, 2021, the Company recorded $2.3 million in lease impairment expense and other related charges which is comprised of $0.3 million loss on lease exit and impairment charges and $2.0 million in closed location rent expense. During the nine months ended September 30, 2020, the Company recorded $4.0 million in lease impairment expense and other related charges which is comprised of $0.7 million loss on lease exit and $3.3 million in closed location rent expense.

Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 was as follows:

(in thousands)	Nine Months Ended September 30,
Supplemental Cash Flow Information	2021	2020
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$48,403	$35,065
Operating cash outflows from finance leases	$1,669	$491
Financing cash outflows from finance leases	$12,388	$3,434

Right of use assets obtained in exchange for lease obligations	$43,448	$26,727
Assets obtained in exchange for finance leases	$19,947	$6,322
Weighted-average remaining operating lease terms and the weighted average discount rates as of September 30, 2021 and December 31, 2020 were as follows:

Lease Terms and Discount Rates	September 30, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases	6.0 years	6.4 years
Weighted-average discount rate - operating leases	5.3%	5.7%
Weighted-average remaining lease term - finance leases	4.5 years	4.6 years
Weighted-average discount rate - finance leases	2.9%	2.9%
The Company presents information related to leasing revenues in Note 3.

NOTE 5 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$24,472	$19,560
Finished units	6,471	4,171
Inventories	$30,943	$23,731

NOTE 6 - Rental Equipment, net
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Modular space units	$2,901,998	$2,796,284
Portable storage units	716,033	653,707
Tank and pump products	149,123	132,071
Value added products	158,336	143,652
Total rental equipment	3,925,490	3,725,714
Less: accumulated depreciation	(956,595)	(794,068)
Rental equipment, net	$2,968,895	$2,931,646
During the third quarter of 2021, certain of the Company’s rental equipment in Louisiana was adversely impacted by Hurricane Ida. The Company maintains insurance on its rental equipment, generally in the form of replacement cost policies. Such policies are subject to varying deductibles and other conditions. Based on management’s preliminary estimates of potential losses net of insurance recoveries, the impact to our financial statements in Q3 is immaterial.

NOTE 7 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Balance at December 31, 2019	$235,177	$—	$—	$—	$235,177
Acquisition of Mobile Mini	—	726,529	59,183	143,262	928,974
Effects of movements in foreign exchange rates	651	—	6,417	—	7,068
Balance at December 31, 2020	235,828	726,529	65,600	143,262	1,171,219
Changes to Mobile Mini purchase accounting	285,000	(233,666)	—	(43,173)	8,161
Effects of movements in foreign exchange rates	113	(311)	(910)	18	(1,090)
Balance at September 30, 2021	$520,941	$492,552	$64,690	$100,107	$1,178,290
The Company had no goodwill impairment during the nine months ended September 30, 2021 or the year ended December 31, 2020. Changes to Mobile Mini purchase accounting are largely the result of the finalization of the assignment of goodwill to the reporting units during the measurement period.

NOTE 8 - Intangibles
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	September 30, 2021
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Trade name - ModSpace	—	$3,000	$(3,000)	$—
Mobile Mini customer relationships	6.8	209,000	(31,898)	177,102
Technology	4.8	1,500	(313)	1,187
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$502,500	$(35,211)	$467,289

	December 31, 2020
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Trade name - ModSpace	0.7	$3,000	$(2,375)	$625
Mobile Mini customer relationships	8.0	217,000	(12,053)	204,947
Technology	5.5	1,500	(125)	1,375
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$510,500	$(14,553)	$495,947
Amortization expense related to intangible assets was $6.8 million and $5.4 million for the three months ended September 30, 2021 and 2020, respectively, and $20.6 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively.
As discussed in Note 2, the Company acquired Mobile Mini on July 1, 2020. The Company recorded $164.0 million to indefinite-lived intangible assets related to the Mobile Mini trade name and $210.5 million of intangibles subject to amortization related to Mobile Mini customer relationships and technology.

Based on the carrying value at September 30, 2021, future amortization of intangible assets is expected to be as follows for the years ended December 31:

(in thousands)
2021 (remaining)	$6,604
2022	26,416
2023	26,416
2024	26,416
2025	26,416
Thereafter	66,021
Total	$178,289

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	September 30, 2021	December 31, 2020
2025 Secured Notes	6.125%	2025	$517,581	$637,068
ABL Facility(a)	Varies	2025	1,521,518	1,263,833
2028 Secured Notes	4.625%	2028	492,253	491,555
Finance Leases	Varies	Varies	85,600	77,874
Total debt			2,616,952	2,470,330
Less: current portion of long-term debt			18,652	16,521
Total long-term debt			$2,598,300	$2,453,809
(a) As of both September 30, 2021 and December 31, 2020, the Company had no outstanding principal borrowings on the Multicurrency Facility and $6.6 million and $7.9 million, respectively, of related debt issuance costs. No related debt issuance costs were recorded as a direct offset against the principal borrowings on the Multicurrency Facility, and the $6.6 million and $7.9 million in excess of principal was included in other non-current assets on the condensed consolidated balance sheets.
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
On July 1, 2020, in connection with the completion of the Merger, Holdings, WSII, and certain of its subsidiaries, entered into a new asset-based credit agreement, that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion (the “US Facility”), available to WSII and certain of its subsidiaries (collectively, the “US Borrowers”), and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility" together with the US Facility, the “2020 ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros by the US Borrowers, and certain of WSII’s wholly-owned subsidiaries organized in Canada and in the UK. On July 1, 2020, in connection with the completion of the Merger, approximately $1.5 billion of proceeds from the 2020 ABL Facility were used to repay the 2017 ABL Facility and the asset-backed lending facility assumed in the transaction with Mobile Mini, as well as to pay fees and expenses related to the Merger and the debt financing transactions. In connection with the repayment of the 2017 ABL facility, the Company wrote off $4.4 million of deferred financing costs to loss on extinguishment of debt in the third quarter of 2020. The 2020 ABL Facility matures July 1, 2025.

Borrowings under the 2020 ABL Facility initially bear interest at (i) in the case of US Dollars, at WSII’s option, either an adjusted LIBOR rate plus 1.875% or an alternative base rate plus 0.875%, (ii) in the case of Canadian Dollars, at WSII’s option, either a Canadian BA rate plus 1.875% or Canadian prime rate plus 0.875%, and (iii) in the case of Euros and British Pounds Sterling, an adjusted LIBOR rate plus 1.875%. The 2020 ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of 0.225% per annum. At September 30, 2021, the weighted average interest rate for borrowings under the 2020 ABL Facility was 1.97%. The weighted average interest rate on the balance outstanding as of September 30, 2021, as adjusted for the effects of the interest rate swap agreements, was 2.73%. Refer to Note 16 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Line Cap. At September 30, 2021, the Line Cap was $2.4 billion and the Borrowers had $831.6 million of available borrowing capacity under the 2020 ABL Facility, including $431.6 million under the US Facility and $400.0 million under the Multicurrency Facility. At September 30, 2021, borrowing capacity under the 2020 ABL Facility allowed for up to $207.1 million of letters of credit and up to $170.0 million of swingline loans. At September 30, 2021, letters of credit and bank guarantees carried fees of 2.00%. The Company had issued $12.9 million of standby letters of credit under the 2020 ABL Facility at September 30, 2021.
The Company had $1.6 billion outstanding principal under the 2020 ABL Facility at September 30, 2021. Debt issuance costs of $34.0 million were included in the carrying value of the 2020 ABL Facility at September 30, 2021.
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
The 2025 Secured Notes mature on June 15, 2025 and bear interest at a rate of 6.125% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2020. Unamortized deferred financing costs pertaining to the 2025 Secured Notes were $8.9 million as of September 30, 2021.
2028 Senior Secured Notes
On August 25, 2020, the Company, completed a private offering of $500.0 million in aggregate principal amount of 4.625% senior secured notes due 2028 (the “2028 Secured Notes”). The 2028 Secured Notes mature on August 15, 2028. They bear interest at a rate of 4.625% per annum. Interest is payable semi-annually on August 15 and February 15 of each year, beginning February 15, 2021. Unamortized deferred financing cost pertaining to the 2028 Secured Notes were $7.7 million as of September 30, 2021.
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At September 30, 2021 and December 31, 2020, obligations under finance leases for certain real property and transportation related equipment were $85.6 million and $77.9 million, respectively. Refer to Note 4 for further information.
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments as of September 30, 2021 and December 31, 2020.

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
In connection with the stock compensation vesting events and stock option exercises described in Note 15, and the warrant exercises described below, the Company issued 5,273,466 shares of Common Stock during the nine months ended September 30, 2021.
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
During the nine months ended September 30, 2021, the Company repurchased 11,656,552 shares of Common Stock and stock equivalents for $322.6 million. As of September 30, 2021, $142.2 million of the approved repurchase pool remained available. In October of 2021, the Company's Board of Directors replaced the existing share repurchase program with a new share repurchase program that authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the nine months ended September 30, 2021 and 2020 were as follows:

(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2020	$(24,694)	$(12,513)	$(37,207)
Other comprehensive income (loss) before reclassifications	5,034	(760)	4,274
Reclassifications from AOCI to income	—	2,937	2,937
Balance at March 31, 2021	(19,660)	(10,336)	(29,996)
Other comprehensive income (loss) before reclassifications	3,093	(848)	2,245
Reclassifications from AOCI to income	—	2,994	2,994
Balance at June 30, 2021	(16,567)	(8,190)	(24,757)
Other comprehensive loss before reclassifications	(11,162)	(830)	(11,992)
Reclassifications from AOCI to income	—	3,036	3,036
Balance at September 30, 2021	$(27,729)	$(5,984)	$(33,713)

(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2019	$(52,982)	$(9,793)	$(62,775)
Other comprehensive loss before reclassifications	(21,144)	(10,330)	(31,474)
Reclassifications from AOCI to income	—	1,572	1,572
Less other comprehensive loss attributable to non-controlling interest	1,913	790	2,703
Balance at March 31, 2020	(72,213)	(17,761)	(89,974)
Other comprehensive income (loss) before reclassifications	7,982	(1,642)	6,340
Reclassifications from AOCI to income	—	2,617	2,617
Less other comprehensive income attributable to non-controlling interest	(730)	(88)	(818)
Impact of elimination of non-controlling interest on accumulated other comprehensive income	(1,299)	(1,673)	(2,972)
Balance at June 30, 2020	(66,260)	(18,547)	(84,807)
Other comprehensive income prior to reclassifications	14,619	947	15,566
Reclassifications from AOCI to income	—	2,958	2,958
Balance at September 30, 2020	$(51,641)	$(14,642)	$(66,283)

For the nine months ended September 30, 2021 and 2020, $9.0 million and $7.1 million, respectively, was reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps discussed in Note 16. The Company recorded a tax expense of $0.7 million and $2.0 million for the three and nine months ended September 30, 2021, respectively, and an income tax benefit of $1.2 million for the three and nine months ended September 30, 2020 associated with this reclassification.

NOTE 11 – Warrants
Warrants
2015 Public Warrants
WillScot was incorporated under the name Double Eagle Acquisition Corporation ("DEAC") on June 26, 2015. On November 29, 2017, DEAC acquired WSII from Algeco Scotsman Global S.à.r.l., which is majority owned by an investment fund managed by TDR Capital, and DEAC domesticated to Delaware and changed its name to WillScot Corporation.
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
2015 Private Warrants
DEAC also issued warrants to purchase its Common Stock in a private placement concurrently with its initial public offering (the “2015 Private Warrants”). Each 2015 Private Warrant entitled the holder to purchase one-half of one share of Common Stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. Additionally, if held by certain original investors (or their permitted assignees), the 2015 Private Warrants could be exercised on a cashless basis and are not subject to redemption. During the six months ended June 30, 2021, 3,055,000 2015 Private Warrants were repurchased for $25.5 million and cancelled. In addition, during the six months ended June 30, 2021, 9,655,000 warrants were exercised on a cashless basis, resulting in the issuance of 2,939,898 shares of Common Stock. As a result of these transactions, no 2015 private warrants remain outstanding.

2018 Warrants
In connection with the Modular Space Holdings ("ModSpace") acquisition in 2018, WillScot issued warrants to purchase approximately 10.0 million shares of Common Stock (the "2018 Warrants") to former shareholders of ModSpace. Each 2018 Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $15.50 per share, subject to potential adjustment. The 2018 Warrants expire on November 29, 2022. During the nine months ended September 30, 2021, 223,310 of these 2018 Warrants were repurchased for $2.3 million and cancelled. In addition, during the nine months ended September 30, 2021, 2,981,195 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 1,372,548 shares of common stock. At September 30, 2021, 6,525,736 2018 Warrants were outstanding.
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
The Company determined the following fair values for the outstanding common stock warrants recorded as liabilities:

(in thousands)	September 30, 2021	December 31, 2020
2015 Private Warrants	N/A	$77,404

NOTE 12 – Income Taxes
The Company recorded $6.6 million and $36.0 million of income tax expense for the three and nine months ended September 30, 2021, respectively, and $66.7 million and $66.2 million of income tax benefit for the three and nine months ended September 30, 2020, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 9.8% and 29.5%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2020 was 91.7% and (1,247.5)%, respectively.
The effective tax rate for the three months ended September 30, 2021 differs from the US federal statutory rate of 21% primarily due to the reversal of approximately $12.8 million in reserves for uncertain tax positions (“UTP”) due to the expiration of relevant statutes of limitation. The effective tax rate for the nine months ended September 30, 2021 differs from the US federal statutory rate of 21% primarily due to the permanent add-backs related to fair value accounting on the Company’s warrants and executive compensation with an offset related to the discrete tax benefit from the reversal of reserves for UTP.
The effective tax rate for the three months ended September 30, 2020 is different from the US statutory rate of 21% primarily as a result of a pre-tax loss approximately equal to the discrete tax benefit from the reversal of the Company’s valuation allowance on net operating losses prior to the merger with Mobile Mini and the reversal of reserves for UTP due to the expiration of statutes of limitations. The effective tax rate for the nine months ended September 30, 2020 is different from the US statutory rate of 21% primarily as a result of discrete benefits from the reversal of valuation allowances and reserves for UTP.

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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of finance leases at September 30, 2021 approximate their respective book values.
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

The following table shows the carrying amounts and fair values of financial liabilities which are disclosed, but not measured, at fair value, including their levels in the fair value hierarchy:

	September 30, 2021				December 31, 2020
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facilities	$1,521,518	$—	$1,555,500	$—	$1,263,833	$—	$1,304,612	$—
2025 Secured Notes	517,581	—	556,374	—	637,068	—	694,876	—
2028 Secured Notes	492,253	—	521,435	—	491,555	—	518,820	—
Total	$2,531,352	$—	$2,633,309	$—	$2,392,456	$—	$2,518,308	$—
As of September 30, 2021, the carrying values of the ABL Facilities, the 2025 Secured Notes, and the 2028 Secured Notes include $34.0 million, $8.9 million, and $7.7 million, respectively, of unamortized debt issuance costs, which are presented as a direct reduction of the corresponding liability. As of December 31, 2020, the carrying value of the ABL Facilities, the 2025 Secured Notes, and the 2028 Secured Notes includes $40.8 million, $12.9 million, and $8.4 million, respectively, of unamortized debt issuance costs, which are presented as a direct reduction of the corresponding liability.
The carrying value of the ABL Facilities, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates. The fair value of the 2025 Secured Notes and the 2028 Secured Notes is based on their last trading price at the end of each period obtained from a third party. The classification and the fair value of derivative assets and liabilities designated as hedges in the condensed consolidated balance sheets are disclosed in Note 16.
The following table shows the carrying amounts and fair values of financial liabilities which are measured at fair value:

	September 30, 2021				December 31, 2020
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
2015 Private warrants	N/A	N/A	N/A	N/A	$77,404	$—	$—	$77,404
Total	$—	$—	$—	$—	$77,404	$—	$—	$77,404
Level 3 Disclosures
When the 2015 Private Warrants and 2018 Warrants were classified as liabilities, the Company utilized a Black Scholes option-pricing model to value the warrants at each reporting period and transaction date, with changes in fair value recognized in the statements of operations. The estimated fair value of the common stock warrant liability was determined using Level 3 inputs. Inherent in the pricing model were assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its ordinary shares based on historical volatility that matched the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipates to remain at zero.
The 2018 Warrants were reclassified to equity at June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled.
The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2020
(in thousands)	2015 Private Warrants
Stock Price	$23.17
Strike Price	$11.50
Expected Life	1.91
Volatility	41.2%
Risk Free rate	0.13%
Dividend yield	—
Fair value of warrants	$12.17

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended September 30, 2020:

(in thousands)	2015 Private Warrants
Balance - June 30, 2020	$34,421
Measurement adjustment	22,303
Balance - September 30, 2020	$56,724
The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2021 and September 30, 2020.

(in thousands)	2015 Private Warrants
Balance - December 31, 2020	$77,404
Exercise or conversion	(78,495)
Measurement adjustment	25,486
Repurchases	(24,395)
Balance - September 30, 2021	$—

(in thousands)	2015 Private Warrants	2018 Warrants
Balance - December 31, 2019	$72,705	$58,369
Exercise or conversion	—	(416)
Measurement adjustment	(15,981)	(31,737)
Reclassification to equity at June 30, 2020	—	(26,216)
Balance - September 30, 2020	$56,724	$—

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
The following is a summary of the activity in the Company’s restructuring accruals for the three and nine months ended September 30, 2021 and 2020, which primarily relate to employee costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$4,380	$525	$1,750	$447
Charges	1,856	3,854	11,958	4,543
Cash payments	(3,845)	(2,432)	(5,548)	(3,027)
Foreign currency translation	—	2	—	3
Non-cash movements	(1,442)	133	(7,211)	116
Ending balance	$949	$2,082	$949	$2,082
    The restructuring charges during the three and nine months ended September 30, 2021 are driven by employee termination costs as a result of the elimination of positions due to the Merger. The restructuring charges during the three months ended September 30, 2020 are primarily driven by termination costs as a result of the Merger, and restructuring charges for the nine months ended September 30, 2020 are primarily driven by employee termination costs due to reductions in force in response to the COVID-19 pandemic and termination costs as a result of the Merger.

The restructuring non-cash movements during the three and nine months ended September 30, 2021 primarily represent stock compensation costs recognized as a result of the modification of certain equity awards associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's former President and Chief Operating Officer.
Segments (as defined in Note 18)
The $1.9 million of restructuring charges for the three months ended September 30, 2021 includes $0.1 million of charges related to the NA Modular segment, $0.4 million of charges related to the NA Storage segment, and $1.4 million of unallocated charges.
The $3.9 million of restructuring charges for the three months ended September 30, 2020 includes $0.3 million of charges related to the NA Modular segment, $3.3 million of charges related to the NA Storage segment and $0.3 million of charges related to the UK Storage segment.
The $12.0 million of restructuring charges for the nine months ended September 30, 2021 includes $1.6 million of charges related to the NA Modular segment, $3.2 million of charges related to the NA Storage segment, and $7.2 million of unallocated charges.
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
Restricted Stock Awards
The following table summarizes the Company's RSA activity as of September 30,:

	2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	57,448	$11.75	52,755	$14.69
Granted	44,708	29.30	65,959	11.75
Forfeited	(8,532)	29.30	—	—
Vested	(57,448)	11.75	(61,266)	14.28
Balance September 30,	36,176	$29.30	57,448	$11.75
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million for each of the three months ended September 30, 2021 and 2020. Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.6 million and $0.7 million for the nine months ended

September 30, 2021 and 2020, respectively. At September 30, 2021, there was $0.7 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.7 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity as of September 30,:

	2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	1,125,766	$13.44	1,065,305	$12.78
Granted	415,737	27.25	632,864	14.37
Forfeited	(65,153)	16.74	(22,728)	13.45
Vested	(467,055)	14.14	(323,678)	12.93
Balance September 30,	1,009,295	$18.59	1,351,763	$13.48
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $3.2 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively. Compensation expense for RSUs recognized in SG&A on the condensed consolidated statements of operations was $7.5 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, unrecognized compensation cost related to Time-Based RSUs totaled $13.5 million and is expected to be recognized over the remaining weighted average vesting period of 2.3 years.
Included in restructuring costs for the three and nine months ended September 30, 2021 was expense of approximately $1.1 million and $5.9 million, respectively, recognized as a result of the modification of certain RSUs associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's former President and Chief Operating Officer.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity as of September 30,:

	2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	593,388	$14.88	288,281	$13.22
Granted	977,645	33.21	325,256	16.35
Forfeited	(20,077)	25.87	(12,700)	14.70
Balance September 30,	1,550,956	$26.29	600,837	$14.88
Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $2.7 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $5.8 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, unrecognized compensation cost related to Performance-Based RSUs totaled $30.3 million and is expected to be recognized over the remaining vesting period of 2.7 years.
Included in restructuring costs for the three and nine months ended September 30, 2021 was expense of approximately $0.3 million and $1.3 million, respectively, recognized as a result of the modification of certain Performance-Based RSUs associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's former President and Chief Operating Officer.
Certain Performance-Based RSUs cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in an index at the grant date over the performance period of three years. For certain 2021 grants, the TSR of the Company's Common Stock is compared to the TSR of the constituents in the S&P 400 Index. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Company's Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 200% (for performance above the 85% percentile). For grants in 2020 and prior, the TSR of the Company's Common Stock is compared to the TSR of constituents in the Russell 3000 Index. The target number of RSUs may be adjusted from 0% to 150% based on the TSR attainment levels defined by the Company's Compensation Committee. The 100% target payout is tied to performance at the

50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 150% (for performance at or above the 75% percentile).
For 555,790 Performance-Based RSUs granted in 2021, the awards cliff vest based on achievement of specified share prices of the Company's Common Stock at annual measurement dates over performance periods of 4.5 to 4.8 years. The target number of RSUs may be adjusted from 0 to 1,333,334 based on the stock price attainment levels defined by the Company's Compensation Committee. The 555,790 RSU target payout is tied to a stock price of $47.50, with a payout ranging from 0 RSUs (for a stock price less than $42.50) to 1,333,334 RSUs (for a stock price of $60.00 or greater).
Stock Options
The following table summarizes the Company's stock option activity as of September 30, 2021:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31 , 2020	534,188	$13.60	2,031,455	$14.78
Forfeited	—	—	(6,240)	12.19
Exercised	—	—	(484,986)	15.26
Balance September 30, 2021	534,188	$13.60	1,540,229	$14.65

Fully vested and exercisable options, September 30, 2021	400,641	$13.60	1,540,229	$14.65
The following table summarizes the Company's stock option activity as of September 30, 2020:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance, December 31, 2019	534,188	$13.60	—	$—
Converted at Merger	—	—	7,361,516	13.52
Exercised	—	—	(259,708)	11.99
Balance at September 30, 2020	534,188	$13.60	7,101,808	$13.58

Fully vested and exercisable options, September 30, 2020	267,094	$13.60	7,101,808	$13.58
WillScot Options
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended September 30, 2021 and 2020. Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.6 million for each of the nine months ended September 30, 2021 and 2020. At September 30, 2021, unrecognized compensation cost related to stock option awards totaled $0.3 million and is expected to be recognized over the remaining vesting period of 0.5 years.

NOTE 16 - Derivatives
On November 6, 2018, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The Swap Agreement will terminate on May 29, 2022. Under the terms of the Swap Agreement, the Company receives a floating rate equal to one-month LIBOR and makes payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 0.08% and 0.15% at September 30, 2021 and December 31, 2020, respectively.
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility.

The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

(in thousands)	Balance Sheet Account	September 30, 2021	December 31, 2020
Cash Flow Hedges:
Interest rate swap	Accrued expenses	$8,380	$11,619
Interest rate swap	Other non-current liabilities	$—	$5,308
The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of September 30, 2021 and December 31, 2020, respectively, for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statements of operations for the nine months ended September 30,:

(in thousands)	2021	2020
Gain (loss) recognized in OCI	$8,528	$(5,061)
Location of gain (loss) recognized in income	Interest expense	Interest expense
Loss reclassified from AOCI into income (effective portion)	$(8,967)	$(7,147)

NOTE 17 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of September 30, 2021, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020, respectively. Consistent with the financial statements, the segment results do not include Mobile Mini's operations prior to July 1, 2020. Please refer to the Management Discussion & Analysis of Financial Condition and Results of Operations included in this document, for pro forma results inclusive of Mobile Mini's financial results for periods prior to the Merger date.

	Three Months Ended September 30, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$219,736	$101,172	$21,691	$20,797		$363,396
Delivery and installation	58,017	28,330	5,563	7,789		99,699
Sales revenue:
New units	13,483	1,307	580	490		15,860
Rental units	7,815	3,088	265	429		11,597
Total revenues	299,051	133,897	28,099	29,505		490,552

Costs:
Cost of leasing and services:
Leasing	59,260	14,393	4,314	4,481		82,448
Delivery and installation	51,655	19,328	3,238	6,770		80,991
Cost of sales:
New units	10,080	727	368	324		11,499
Rental units	3,636	1,587	245	135		5,603
Depreciation of rental equipment	46,566	5,366	1,058	3,472		56,462
Gross profit	$127,854	$92,496	$18,876	$14,323		$253,549
Other selected data:
Adjusted EBITDA	$106,825	$59,123	$13,255	$10,946	$—	$190,149
Selling, general and administrative expense (a)	$66,529	$38,740	$6,680	$6,955	$14,823	$133,727
Purchases of rental equipment and refurbishments	$31,789	$11,920	$11,649	$5,016	$—	$60,374
(a) Includes both SG&A expense and Transaction costs from the condensed consolidated statement of operations.

	Three Months Ended September 30, 2020
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$192,243	$77,041	$15,399	$15,399		$300,082
Delivery and installation	52,144	20,868	4,744	6,938		84,694
Sales revenue:
New units	14,024	3,783	1,011	542		19,360
Rental units	9,456	2,801	499	423		13,179
Total revenues	267,867	104,493	21,653	23,302		417,315

Costs:
Cost of leasing and services:
Leasing	49,516	9,260	3,382	2,630		64,788
Delivery and installation	44,465	13,120	3,240	5,529		66,354
Cost of sales:
New units	9,484	2,351	726	374		12,935
Rental units	6,356	1,930	466	85		8,837
Depreciation of rental equipment	45,967	4,448	1,168	3,254		54,837
Gross profit	$112,079	$73,384	$12,671	$11,430		$209,564
Other selected data:
Adjusted EBITDA	$100,281	$46,465	$8,306	$8,507	$—	$163,559
Selling, general and administrative expense (a)	$58,935	$31,368	$5,533	$6,177	$62,257	$164,270
Purchases of rental equipment and refurbishments	$34,249	$7,234	$677	$431	$—	$42,591
(a) Includes both SG&A expense and Transaction costs from the condensed consolidated statement of operations.

	Nine Months Ended September 30, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$636,979	$267,489	$61,426	$56,343		$1,022,237
Delivery and installation	161,548	73,214	18,152	21,969		274,883
Sales revenue:
New units	27,814	5,355	2,746	1,908		37,823
Rental units	28,316	11,381	1,214	1,123		42,034
Total revenues	854,657	357,439	83,538	81,343		1,376,977

Costs:
Cost of leasing and services:
Leasing	172,108	37,300	13,339	12,628		235,375
Delivery and installation	147,514	51,811	10,638	18,317		228,280
Cost of sales:
New units	19,330	3,190	1,802	1,338		25,660
Rental units	14,611	6,667	1,163	429		22,870
Depreciation of rental equipment	144,102	17,635	3,290	10,026		175,053
Gross profit	$356,992	$240,836	$53,306	$38,605		$689,739
Other selected data:
Adjusted EBITDA	$307,741	$154,971	$36,647	$29,870	$—	$529,229
Selling, general and administrative expense (a)	$192,285	$103,501	$19,949	$18,868	$38,840	$373,443
Purchases of rental equipment and refurbishments	$120,288	$24,165	$22,645	$11,093	$—	$178,191
(a) Includes both SG&A expense and Transaction costs from the consolidated statement of operations.

	Nine Months Ended September 30, 2020
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$570,738	$77,041	$15,399	$15,399		$678,577
Delivery and installation	154,854	20,868	4,744	6,938		187,404
Sales revenue:
New units	33,400	3,783	1,011	542		38,736
Rental units	21,558	2,801	499	423		25,281
Total revenues	780,550	104,493	21,653	23,302		929,998

Costs:
Cost of leasing and services:
Leasing	147,072	9,260	3,382	2,630		162,344
Delivery and installation	131,853	13,120	3,240	5,529		153,742
Cost of sales:
New units	22,018	2,351	726	374		25,469
Rental units	13,965	1,930	466	85		16,446
Depreciation of rental equipment	137,409	4,448	1,168	3,254		146,279
Gross profit	$328,233	$73,384	$12,671	$11,430		$425,718
Other selected data:
Adjusted EBITDA	$287,345	$46,465	$8,306	$8,507	$—	$350,623
Selling, general and administrative expense (a)	$180,791	$31,368	$5,533	$6,177	$80,641	$304,510
Purchases of rental equipment and refurbishments	$113,931	$7,234	$677	$431	$—	$122,273
(a) Includes both SG&A expense and Transaction costs from the condensed consolidated statement of operations.

The following tables present a reconciliation of the Company’s income (loss) from operations to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$61,103	$(6,051)	$85,921	$71,474
Income tax expense (benefit)	6,644	(66,675)	35,953	(66,170)
Loss on extinguishment of debt	—	42,401	5,999	42,401
Fair value loss (gain) on common stock warrant liabilities	—	22,303	26,597	(46,063)
Interest expense	29,201	33,034	88,377	89,810
Depreciation and amortization	75,276	71,704	233,813	169,103
Currency losses (gains), net	127	(371)	196	147
Restructuring costs, lease impairment expense and other related charges	2,457	4,798	14,286	8,542
Transaction costs	303	52,191	1,147	63,241
Integration costs	8,247	7,083	23,211	10,921
Stock compensation expense	6,259	2,944	14,480	6,958
Other	532	198	(751)	259
Adjusted EBITDA	$190,149	$163,559	$529,229	$350,623
Included in restructuring costs for the three and nine months ended September 30, 2021 was expense of approximately $1.4 million and $7.2 million, respectively, recognized as a result of the modification of certain equity awards associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's former President and Chief Operating Officer. For the nine months ended September 30, 2021, stock-based compensation expense reported in the Statement of Cash Flows included these charges.

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

The following table reconciles net income attributable to WillScot Mobile Mini common shareholders and the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common shareholders - basic	$61,103	$(6,051)	$85,921	$70,261
Fair value gain on common stock warrant liabilities	—	—	—	(47,718)
Net income (loss) attributable to common shareholders - dilutive	$61,103	$(6,051)	$85,921	$22,543

Denominator:
Weighted average Common Shares outstanding - basic	225,998	226,650	227,558	149,283
Dilutive effect of shares outstanding
Warrants	3,722	—	4,112	2,122
RSAs	4	—	25	31
Time-based RSUs	476	—	573	314
Performance-based RSUs	618	—	751	272
Stock Options	1,050	—	1,066	411
Weighted average Common Shares outstanding - dilutive	231,868	226,650	234,085	152,433
The following potential common shares were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2021	2020	2021	2020
Warrants	—	18,758	—	—
RSAs	—	57	—	—
Time-based RSUs	—	1,352	—	—
Performance-based RSUs	—	184	—	—
Stock Options	—	7,630	—	—

NOTE 20 - Related Parties
Related party balances included in the Company’s condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, consisted of the following:

(in thousands)	Financial Statement Line Item	September 30, 2021	December 31, 2020
Receivables due from affiliates	Trade receivables, net of allowances for credit losses	$433	$30
Amounts due to affiliates	Accrued expenses	(392)	(461)
Total related party liabilities, net		$41	$(431)
Related party transactions included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively, consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Financial Statement Line Item	2021	2020	2021	2020
Leasing revenue from related parties	Leasing revenue	$541	$504	$706	$1,330
Consulting expense to related party	Selling, general & administrative expense	(1,511)	(1,738)	(3,660)	(4,733)
Total related party expense, net		$(970)	$(1,234)	$(2,954)	$(3,403)
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
On March 1, 2021, the Company repurchased from Sapphire Holdings and cancelled 2,750,000 shares of its Common Stock. On June 29, 2021, the Company repurchased from Sapphire Holdings and cancelled an additional 3,900,000 shares of its Common Stock. Following the reduction in Sapphire Holdings’ beneficial ownership of Common Stock resulting from the foregoing repurchases and the underwritten secondary offering by Sapphire Holdings of 16,100,000 shares of Common Stock on June 25, 2021, Gary Lindsay resigned his position as a member of the WillScot Mobile Mini board of directors pursuant to the terms of the shareholders agreement dated July 1, 2020 between Sapphire Holdings, TDR Capital II Holdings L.P., TDR Capital, L.L.P. and WillScot Mobile Mini.
On September 9, 2021, the Company repurchased from Sapphire Holdings and cancelled an additional 2,379,839 shares of its common stock, and Sapphire Holdings sold its remaining 21,410,019 shares through an underwritten secondary offering. Following the reduction in Sapphire Holdings' beneficial ownership of Common Stock resulting from the foregoing repurchase and secondary offering, Stephen Robertson resigned his position as a member of the Willscot Mobile Mini board of directors pursuant to the aforementioned shareholders agreement dated July 1, 2020, and Sapphire Holdings, TDR Capital II Holdings L.P. and TDR Capital, L.L.P. ceased to be related parties of WillScot Mobile Mini.
The Company purchased rental equipment from former related party affiliates for $1.0 million for the three months ended September 30, 2020. The Company purchased rental equipment from related party affiliates of $2.5 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), formerly known as WillScot Corporation ("WillScot"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and nine months ended September 30, 2021 or prior periods. On July 1, 2020, WillScot and Mobile Mini, Inc. (“Mobile Mini”) merged (the “Merger”). As the Merger was completed on July 1, 2020, unless the context otherwise requires, the terms “we”, “us”, “our” “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot Corporation and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to WillScot Mobile Mini when referring to periods on or after July 1, 2020 (after the Merger).
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

Executive Summary and Outlook
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, Mexico and the United Kingdom ("UK"). We are also a leading provider of specialty containment solutions in the US with over 12,800 tank and pump units in our fleet. As of September 30, 2021, our branch network included approximately 275 branch locations and additional drop lots to service over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 155,000 modular space units and over 205,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. However, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio excluding seasonal portable storage units is nearly 30 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, education, energy and natural resources, government, and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets, as we did in 2020 to service emerging demand in the healthcare and government sectors related to COVID-19, as well as expanded space requirements related to social distancing. We track several market leading indicators including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which together accounted for over 85% of our revenues for the three months ended September 30, 2021.
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
Other Acquisitions
On September 17, 2021, the Company acquired certain assets and liabilities of three companies in the United States that focus primarily in the portable storage solutions market for $56.3 million in cash. The primary assets acquired included approximately 11,000 storage units and 400 modular units, the majority of which were on rent. See Note 2 to the condensed consolidated financial statements for further discussion. We continue to manage a pipeline of potential acquisition targets and anticipate that mergers and acquisitions will be a significant portion of our capital allocation priorities.
Reportable Segments
Following the Merger, we operate in four reporting segments: NA Modular, NA Storage, UK Storage, and Tank and Pump. Prior to the Merger, WillScot had two reporting segments, US Modular and Other North America Modular. These two segments were combined to create the NA Modular segment, which represents the legacy WillScot operations. The other segments, NA Storage, UK Storage, and Tank and Pump, align to the legacy operations and segments reported by Mobile Mini. The reporting segments are aligned with how we operate and analyze our business results. During the third quarter of 2021, the majority of the portable storage product business within the NA Modular segment was transitioned to the NA Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were transferred to the NA Storage segment.
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
Share and Warrant Repurchases
On March 1, 2021, we repurchased and cancelled 2,750,000 shares of our Common Stock directly from Sapphire Holding S.à r.l. (“Sapphire Holdings”), our largest shareholder at that time, which is controlled by TDR Capital LLP (“TDR Capital”), for $73.7 million. On June 29, 2021, we repurchased and cancelled an additional 3,900,000 shares of our Common Stock directly from Sapphire Holdings for $108.2 million. On September 9, 2021, we repurchased and cancelled an additional 2,379,839 shares of our Common Stock directly from Sapphire Holdings for $67.1 million.
During the nine months ended September 30, 2021, we repurchased and cancelled 3,055,000 2015 Private Warrants for $25.5 million. In addition, during the nine months ended September 30, 2021, 9,655,000 2015 Private Warrants were exercised on a cashless basis, resulting in the issuance of 2,939,898 shares of Common Stock. As a result of these transactions, no 2015 Private Warrants were outstanding as of September 30, 2021.
During the nine months ended September 30, 2021, we repurchased and cancelled 223,310 2018 Warrants for $2.3 million. In addition, during the nine months ended September 30, 2021, 2,981,195 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 1,372,548 shares of common stock. At September 30, 2021, 6,525,736 of the 2018 Warrants were outstanding.
During the nine months ended September 30, 2021, we repurchased a total of 11,656,552 shares of Common Stock and stock equivalents for $322.6 million, including the shares repurchased from Sapphire Holdings and all repurchased warrants. As of September 30, 2021, we had $142.2 million remaining of a $500.0 million share repurchase authorization under our stock repurchase program. Given the predictability of our free cash flow, we believe that repurchases will be a reoccurring capital allocation priority. In October of 2021, the Company's Board of Directors replaced the existing share repurchase program with a new share repurchase program that authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents.

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
Activity levels in the fourth quarter of 2020 and the first half of 2021 stabilized, and our volume of new lease activations grew significantly in the second quarter of 2021 as economic activity rebounded sharply with modular deliveries across our NA Modular and NA Storage segments up a combined 9% over 2020 levels and storage product deliveries across these two segments up a combined 39% over 2020 levels and on par with 2019 pro forma activity levels. This recovery continued in the third quarter of 2021 and for the three months ended September 30, 2021, both modular and storage product deliveries across our NA Modular and NA Storage segments were up a combined 6% over 2020 levels. Overall, while new lease activation volumes over the past seven quarters were impacted in line with the swings in economic activity, our lease revenue streams were stable and predictable and remain on an attractive upward long-term trajectory, which is a direct reflection of the diversification in our end markets, our long lease durations, and the success of the organic growth initiatives that we are executing.
Third Quarter Highlights
For the three months ended September 30, 2021, key drivers of our financial performance included:
•Total revenues increased by $73.3 million, or 17.6%. Leasing revenue increased $63.3 million, or 21.1%, delivery and installation revenue increased $15.0 million, or 17.7%, rental unit sales decreased $1.6 million, or 12.1%, and new sales revenue decreased $3.5 million, or 18.0%.
Key leasing revenue drivers include:
–Average portable storage units on rent increased 19,408 units, or 13.5%, and average modular space units on rent decreased 1,395 units, or 1.3%. The increase in average portable storage units on rent was driven by significant increases in delivery activity during 2021 as economic activity rebounded versus 2020 more quickly across portable storage units than modular space units.
–Average modular space monthly rental rate increased $127, or 19.8%, to $767 driven by strong pricing performance across all relevant segments. Average modular space monthly rental rates increased by $141, or 20.3%, in the NA Modular segment, by $97, or 19.2%, in the NA Storage segment, and by $98, or 27.5% in the UK Storage segment.
–Average portable storage monthly rental rate increased $14, or 10.7%, to $145 driven by increased pricing as a result of our price management tools and processes, further supported by tight supply on portable storage containers in the markets in which we operate.
–Average utilization for portable storage units increased to 83.9% from 73.2% for the same period in 2020 driven by increased demand in 2021 as compared to the same period in 2020. Average utilization for modular space units decreased 50 basis points ("bps") to 70.1%.
•NA Modular segment revenue, which represents 61.0% of consolidated revenue for the three months ended September 30, 2021, increased $31.2 million, or 11.6%, to $299.1 million. The increase was driven by our core leasing revenue, which grew $27.5 million, or 14.3%, due to continued growth of pricing and value added products. Delivery and installation revenues increased $5.9 million, or 11.3%, driven by increased demand for new project deliveries as compared to 2020, which was significantly impacted by slowdowns associated with COVID-19. The increases to leasing revenue and delivery and installation revenues were partially offset by declines in revenues for portable storage units as the result of transitioning the majority of the portable storage product business within the NA Modular segment to the NA Storage segment. Rental unit sales decreased $1.8 million, or 18.8%, and new unit sales decreased $0.5 million, or 3.6%. NA Modular revenue drivers for the three months ended September 30, 2021 included:

–Modular space average monthly rental rate of $834, increased 20.3% year over year representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
–Average modular space units on rent decreased 2,182, or 2.5%, year over year driven by lower deliveries during 2020 as a result of the COVID-19 pandemic. Sequentially from June 30, 2021, modular space units on rent increased approximately 700 units, or 0.8% during the third quarter.
–Average modular space monthly utilization decreased 70 bps to 67.6% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Sequentially from the second quarter, average modular utilization decreased 10 bps, however end of period utilization increased over 100 bps from June 30, 2021 to September 30, 2021.
•NA Storage segment revenue, which represents 27.3% of consolidated revenue for the three months ended September 30, 2021, increased $29.4 million, or 28.1%, to $133.9 million. The increase was driven by our core leasing revenue, which grew $24.2 million, or 31.4%, due to increased units on rent driven by significant increases in delivery activity during 2021 as economic activity rebounded versus 2020, and increased pricing. Delivery and installation revenues increased $7.4 million, or 35.4%, driven by increased demand for new project deliveries as compared to 2020, which was significantly impacted by slowdowns associated with COVID-19. The increases to leasing revenue and delivery and installation revenues in the NA Storage segment were also impacted as the result of transitioning the majority of the portable storage product business within the NA Modular segment to the NA Storage segment. Rental unit sales increased $0.3 million, or 10.7%, and new unit sales decreased $2.5 million, or 65.8%. NA Storage revenue drivers for the three months ended September 30, 2021 included:
•Portable storage average monthly rental rate of $155, increased 6.9% year over year as a result of our price management tools and processes, further supported by tight supply on portable storage containers in the markets in which we operate. Modular space average monthly rental rate of $602, increased 19.2% year over year as a result of price optimization and early benefits from increased VAPS penetration opportunities.
•Average portable storage units on rent increased 31,902, or 30.3%, year over year driven by significant increases in delivery activity during 2021 as economic activity rebounded versus 2020. NA Storage portable storage units on rent also increased as a result of the transitioning of the majority of the portable storage product business within the NA Modular segment to the NA Storage segment during the third quarter, which represented the transfer of approximately 12,000 units on rent. Combined, average portable storage units on rent for the NA Storage and NA Modular segments increased approximately 16,922 units, or 14.0%. Given the timing of acquisitions during the quarter, acquisition units did not have a material impact on average units on rent. Average modular space units on rent were essentially flat year over year.
•Average portable storage monthly utilization increased 980 bps to 83.2% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Average modular space monthly utilization decreased 280 bps to 77.6% for three months ended September 30, 2021, as compared to the three months ended September 30, 2020.
•Generated consolidated net income of $61.1 million for the three months ended September 30, 2021. Net Income Excluding Gain/Loss from Warrants of $61.1 million for the three months ended September 30, 2021 represented an increase of $44.8 million versus the three months ended September 30, 2020, and included $11.1 million of discrete costs expensed in the period related to merger integration activities. Discrete costs in the period included $8.6 million of integration and transaction costs and $2.5 million of restructuring costs, lease impairment expense and other related charges.
•Adjusted EBITDA of $190.1 million for the three months ended September 30, 2021 represented an increase of $26.5 million, or 16.2%, as compared to the same period in 2020. This increase was driven primarily by increased leasing gross profit.
•Consolidated Adjusted EBITDA Margin was 38.8% in the third quarter of 2021 and decreased 50 bps versus prior year driven by an expected higher proportion of delivery and installation revenues to total revenues and increased variable costs as a result of higher activity levels in the current year quarter.
•Generated Free Cash Flow of $78.5 million for the three months ended September 30, 2021 representing an increase of $50.5 million as compared to the same period in 2020. Net cash provided by operating activities increased $69.0 million to $130.4 million. Net cash used in investing activities increased by $18.7 million to support increases in delivery activity during 2021 as economic activity rebounded versus 2020.
•Returned $106.3 million to shareholders through stock and warrant repurchases and closed three acquisitions totaling approximately 11,000 storage units and 400 modular units for $56.3 million in cash during the three months ended September 30, 2021. The predictability of our free cash flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, continuing our deleveraging trajectory, opportunistically executing accretive acquisitions, and returning capital to shareholders.

Consolidated Results of Operations
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Our condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020 are presented below. The below results only include Mobile Mini for the periods subsequent to the Merger:

	Three Months Ended September 30,		2021 vs. 2020 $ Change
(in thousands)	2021	2020
Revenues:
Leasing and services revenue:
Leasing	$363,396	$300,082	$63,314
Delivery and installation	99,699	84,694	15,005
Sales revenue:
New units	15,860	19,360	(3,500)
Rental units	11,597	13,179	(1,582)
Total revenues	490,552	417,315	73,237
Costs:
Costs of leasing and services:
Leasing	82,448	64,788	17,660
Delivery and installation	80,991	66,354	14,637
Costs of sales:
New units	11,499	12,935	(1,436)
Rental units	5,603	8,837	(3,234)
Depreciation of rental equipment	56,462	54,837	1,625
Gross profit	253,549	209,564	43,985
Expenses:
Selling, general and administrative	133,424	112,079	21,345
Transaction costs	303	52,191	(51,888)
Other depreciation and amortization	18,814	16,867	1,947
Lease impairment expense and other related charges	601	944	(343)
Restructuring costs	1,856	3,854	(1,998)
Currency losses (gains), net	127	(371)	498
Other expense (income), net	1,476	(1,012)	2,488
Operating income	96,948	25,012	71,936
Interest expense	29,201	33,034	(3,833)
Fair value loss on common stock warrant liabilities	—	22,303	(22,303)
Loss on extinguishment of debt	—	42,401	(42,401)
Income (loss) before income tax	67,747	(72,726)	140,473
Income tax expense (benefit)	6,644	(66,675)	73,319
Net income (loss) attributable to WillScot Mobile Mini	$61,103	$(6,051)	$67,154

Comparison of Three Months Ended September 30, 2021 and 2020
Revenue: Total revenue increased $73.3 million, or 17.6%, to $490.6 million for the three months ended September 30, 2021 from $417.3 million for the three months ended September 30, 2020. Leasing revenue increased $63.3 million, or 21.1%, as compared to the same period in 2020 driven by improved pricing and value added products, and an increase of 19,408 average portable storage units on rent driven by significant increases in delivery activity during 2021 across portable storage units as economic activity rebounded versus 2020. Delivery and installation revenues increased $15.0 million, or 17.7%, due to increased overall activity across all of our segments. Rental unit sales decreased $1.6 million, or 12.1%, and new unit sales decreased $3.5 million, or 18.0%.
Total average units on rent for the three months ended September 30, 2021 and 2020 were 273,080 and 255,067, respectively, representing an increase of 18,013, or 7.1%. Portable storage average units on rent increased by 19,408 units, or

13.5%, for the three months ended September 30, 2021 driven by strong delivery growth in 2021 as a result of increased economic activity versus 2020. The average portable storage unit utilization rate during the three months ended September 30, 2021 was 83.9%, as compared to 73.2% during the same period in 2020. Modular space average units on rent decreased 1,395 units, or 1.3%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 driven by lower deliveries during 2020 as a result of the COVID-19 pandemic and delivery activity in 2021 has not rebounded as significantly for modular products as it has for portable storage products. The average modular space unit utilization rate during the three months ended September 30, 2021 was 70.1%, as compared to 70.6% during the same period in 2020.
Modular space average monthly rental rates increased 19.8% to $767 for the three months ended September 30, 2021. Improved pricing was achieved across all relevant segments. Average modular space monthly rental rates increased by $141, or 20.3%, to $834 in the NA Modular segment, by $97, or 19.2%, in the NA Storage segment, and by $98, or 27.5% in the UK Storage segment. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our NA Modular segment as well as by some early application of these same price management tools and processes across the NA Storage and UK Storage segments. NA Storage also is beginning to see early benefits from increased VAPS penetration opportunities.
Average portable storage monthly rental rates increased 10.7% to $145 for the three months ended September 30, 2021 driven by our price management tools and processes, further supported by tight supply on portable storage containers in the markets in which we operate.
Gross Profit: Our gross profit percentage was 51.7% and 50.2% for the three months ended September 30, 2021 and 2020, respectively. Our gross profit percentage, excluding the effects of depreciation, was 63.2% and 63.4% for the three months ended September 30, 2021 and 2020, respectively.
Gross profit increased $44.0 million, or 21.0%, to $253.5 million for the three months ended September 30, 2021 from $209.6 million for the three months ended September 30, 2020. The increase in gross profit is a result of a $45.7 million increase in leasing gross profit and increased delivery and installation gross profit of $0.4 million, partially offset by decreased new and rental unit sale margins of $0.5 million. Increases were primarily a result of increased revenues due to favorable average monthly rental rates across both portable storage and modular space units, as well as due to increased portable storage units on rent, partially offset by increased variable costs during the period as a result of increased delivery activity. Depreciation increased $1.6 million as a result of capital investments made over the past twelve months in our existing rental equipment.
SG&A: Selling, general and administrative ("SG&A") increased $21.3 million, or 19.0%, to $133.4 million for the three months ended September 30, 2021, compared to $112.1 million for the three months ended September 30, 2020. Approximately $6.9 million of the increase is related to variable compensation and commissions related to increased delivery activity and financial performance with other increases in occupancy costs, insurance costs, and increased travel and entertainment costs as travel reopened a bit more as compared to 2020. Additionally, as a result of the Merger and the related integration, integration costs increased $1.1 million to $8.2 million for the three months ended September 30, 2021, compared to $7.1 million for the three months ended September 30, 2020, and stock compensation expense increased $3.4 million to $6.3 million for the three months ended September 30, 2021, compared to $2.9 million for the three months ended September 30, 2020.
Transaction Costs: Transaction costs decreased from $52.2 million for the three months ended September 30, 2020 to $0.3 million for the three months ended September 30, 2021. Transaction costs for the three months ended September 30, 2020 were related to the Merger which closed on July 1, 2020.
Other Depreciation and Amortization: Other depreciation and amortization increased $1.9 million to $18.8 million for the three months ended September 30, 2021 compared to $16.9 million for the three months ended September 30, 2020. The increase was driven by increased depreciation as a result of our recent investments in our enterprise resource planning system and other infrastructure investments across our branch network.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges was $0.6 million for the three months ended September 30, 2021 as compared to $0.9 million for the three months ended September 30, 2020.
Restructuring Costs: In the three months ended September 30, 2021, the Company had $1.9 million of restructuring costs. In the three months ended September 30, 2020, the Company had $3.9 million of restructuring costs. Restructuring costs in both periods were primarily driven by employee termination costs as a result of the elimination of positions due to the Merger.
Currency Losses (Gains), net: Currency losses, net changed by $0.5 million to a $0.1 million loss for the three months ended September 30, 2021 from a $0.4 million gain for the three months ended September 30, 2020. This change was primarily attributable to the impact of foreign currency exchanges rate changes on intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.
Other Expense (Income), Net: Other expense (income), net was expense of $1.5 million for the three months ended September 30, 2021 compared to income of $1.0 million for the three months ended September 30, 2020. Other expense, net of $1.5 million for the three months ended September 30, 2021 is primarily related to losses incurred related to Hurricane Ida in the Gulf Coast area of the United States, and other income, net of $1.0 million for the three months ended September 30, 2020 reflected the reversal of a non-income tax liability of $1.3 million.
Interest Expense: Interest expense decreased $3.8 million, or 11.5%, to $29.2 million for the three months ended September 30, 2021 from $33.0 million for the three months ended September 30, 2020. The decrease in interest expense is a result of the lower overall weighted average interest rates as a result of our financing activities. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Fair Value Loss on Common Stock Warrant Liabilities: The fair value loss on common stock warrant liabilities was a $22.3 million loss for the three months ended September 30, 2020. The loss for the three months ended September 30, 2020 was primarily due to the change in estimated fair value of common stock warrant liabilities. At September 30, 2021, no 2015 Public or Private Warrants were outstanding, and as a result, there was no fair value loss on common stock warrant liabilities recorded for the three months ended September 30, 2021. At September 30, 2021, 6,525,736 2018 Warrants were outstanding and classified as a component of equity, therefore, we will not reflect a common stock warrant liability on our balance sheet or related income or expense from changes in fair value on our statement of operations in the future.
Loss on Extinguishment of Debt: During the three months ended September 30, 2020, as a result of the Merger and the related financing transactions, we recorded a loss on extinguishment of debt of $42.4 million. This loss was comprised of the redemption premium and write off of unamortized deferred financing costs associated with the following: (i) $15.2 million due to the redemption of the 2022 Secured Notes, (ii) $22.7 million due to the redemption of the 2023 Secured Notes, and (iii) $4.4 million associated with the 2017 ABL Facility.
Income Tax Expense: Income tax expense increased $73.3 million to an expense of $6.6 million for the three months ended September 30, 2021 compared to a benefit of $66.7 million for the three months ended September 30, 2020. The increase in expense was driven by pre-tax income increase for the three months ended September 30, 2021. Additionally, a $54.1 million tax benefit was recorded in three months ended September 30, 2020 due to the reversal of the Company's valuation allowance after the Merger.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Our condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020 are presented below. The below results only include Mobile Mini for the periods subsequent to the Merger:

	Nine Months Ended September 30,		2021 vs. 2020 $ Change
(in thousands)	2021	2020
Revenues:
Leasing and services revenue:
Leasing	$1,022,237	$678,577	$343,660
Delivery and installation	274,883	187,404	87,479
Sales revenue:
New units	37,823	38,736	(913)
Rental units	42,034	25,281	16,753
Total revenues	1,376,977	929,998	446,979
Costs:
Costs of leasing and services:
Leasing	235,375	162,344	73,031
Delivery and installation	228,280	153,742	74,538
Costs of sales:
New units	25,660	25,469	191
Rental units	22,870	16,446	6,424
Depreciation of rental equipment	175,053	146,279	28,774
Gross profit	689,739	425,718	264,021
Expenses:
Selling, general and administrative	372,296	241,269	131,027
Transaction costs	1,147	63,241	(62,094)
Other depreciation and amortization	58,760	22,824	35,936
Lease impairment expense and other related charges	2,328	3,999	(1,671)
Restructuring costs	11,958	4,543	7,415
Currency losses, net	196	147	49
Other expense (income), net	207	(1,757)	1,964
Operating income	242,847	91,452	151,395
Interest expense	88,377	89,810	(1,433)
Fair value loss (gain) on common stock warrant liabilities	26,597	(46,063)	72,660
Loss on extinguishment of debt	5,999	42,401	(36,402)
Income before income tax	121,874	5,304	116,570
Income tax expense (benefit)	35,953	(66,170)	102,123
Net income	85,921	71,474	14,447
Net income attributable to non-controlling interest, net of tax	—	1,213	(1,213)
Net income attributable to WillScot Mobile Mini	$85,921	$70,261	$15,660

Comparison of Nine Months Ended September 30, 2021 and 2020
Revenue: Total revenue increased $447.0 million, or 48.1%, to $1,377.0 million for the nine months ended September 30, 2021 from $930.0 million for the nine months ended September 30, 2020. The increase was driven by the addition of Mobile Mini's revenues to our consolidated results for the full year, as well as by increased activity in the third quarter of 2021. The Merger closed on July 1, 2020, and the addition of Mobile Mini's results for the first and second quarter of 2021 drove a $330.8 million year over year increase. Leasing revenue increased $343.7 million, or 50.6%, as compared to the same period in 2020 driven by an increase of 109,542 average modular space and portable storage units on rent as a result of the Merger and increased economic activity, and improved pricing and value added products in our NA Modular segment. Delivery and installation revenues increased $87.5 million, or 46.7%, due to increased overall activity as a result of the Merger and increased activity in 2021. Rental unit sales increased $16.8 million, or 66.4%, and new unit sales decreased $0.9 million, or 2.3%.
Total average units on rent for the nine months ended September 30, 2021 and 2020 were 263,664 and 154,122, respectively. The increase was due to units acquired as part of the Merger, and increased units on rent year over year in the third quarter on portable storage units. In total, modular space average units on rent increased 14,779 units, or 15.5%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Modular space average monthly rental rates increased 11.3% to $727 for the nine months ended September 30, 2021. Portable storage average units on rent increased by 94,763 units, or 161.5%, for the nine months ended September 30, 2021 driven by units acquired as part of the Merger and increased units on rent year over year in the third quarter. Average portable storage monthly rental rates increased 8.5% to $140 for the nine months ended September 30, 2021 driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet and year over year increases during the third quarter. The average modular space unit utilization rate during the nine months ended September 30, 2021 was 70.2%, as compared to 69.8% during the same period in 2020. This increase was driven by higher utilization on units acquired as part of the Merger. The average portable storage unit utilization rate during the nine months ended September 30, 2021 was 78.7%, as compared to 71.3% during the same period in 2020. The increase in average portable storage utilization rate was driven by higher utilization on the acquired Mobile Mini units and continued improvement in portable storage utilization rates year over year in the third quarter.
Gross Profit: Our gross profit percentage was 50.1% and 45.8% for the nine months ended September 30, 2021 and 2020, respectively. Our gross profit percentage, excluding the effects of depreciation, was 62.8% and 61.5% for the nine months ended September 30, 2021 and 2020, respectively.
Gross profit increased $264.0 million, or 62.0%, to $689.7 million for the nine months ended September 30, 2021 from $425.7 million for the nine months ended September 30, 2020. The increase in gross profit is a result of a $270.6 million increase in leasing gross profit, increased delivery and installation gross profit of $12.9 million, and increased new and rental unit sale margins of $9.2 million. Increases in all were primarily a result of increased revenues due to the Merger and due to favorable average monthly rental rates on modular space and portable storage units, as well as favorable year over year volumes on portable storage units in the third quarter. Depreciation increased to $175.1 million as a result of fleet acquired in the Merger and capital investments made in our existing rental equipment.
SG&A: Selling, general and administrative ("SG&A") increased $131.0 million, or 54.3%, to $372.3 million for the nine months ended September 30, 2021, compared to $241.3 million for the nine months ended September 30, 2020. The primary driver of the increase is related to additional SG&A costs related to operating a larger business as a result of the Merger. The Merger closed on July 1, 2020, and SG&A costs included in Adjusted EBITDA for the NA Storage, UK Storage, and Tank and Pump segments in the first and second quarters of 2021 drove $89.9 million of the year over year increase. Additionally, as a result of the Merger and the related integration, integration costs increased $12.3 million to $23.2 million for the nine months ended September 30, 2021, compared to $10.9 million for the nine months ended September 30, 2020 and stock compensation expense increased $7.5 million to $14.5 million for the nine months ended September 30, 2021, compared to $7.0 million for the nine months ended September 30, 2020. The primary driver of the remaining increases are related to additional SG&A costs related to increased economic activity, including increased employee and occupancy costs, insurance costs, and increased travel and entertainment costs as travel reopened a bit more as compared to 2020.
Transaction Costs: Transaction costs decreased $62.1 million to $1.1 million for the nine months ended September 30, 2021 compared to $63.2 million for the nine months ended September 30, 2020. Transaction costs for the nine months ended September 30, 2020 were related to the Merger which closed on July 1, 2020.
Other Depreciation and Amortization: Other depreciation and amortization increased $36.0 million to $58.8 million for the nine months ended September 30, 2021 compared to $22.8 million for the nine months ended September 30, 2020 driven by increased depreciation and amortization as a result of property, plant and equipment and intangible assets acquired in the Merger and our recent investments in our enterprise resource planning system, and the amortization of the customer relationship intangible assets acquired in the Merger.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges was $2.3 million for the nine months ended September 30, 2021 as compared to $4.0 million for the nine months ended September 30, 2020.

Restructuring Costs: In the nine months ended September 30, 2021, the Company had $12.0 million of restructuring costs primarily as a result of employee termination costs from the elimination of positions due to the Merger. $7.2 million of the employee termination costs were settled in stock, which is non-cash and non-recurring and not included in stock compensation expense. In the nine months ended September 30, 2020, $4.5 million of restructuring costs were primarily due to employee termination costs as a result of the Merger and, to a lesser extent, reductions in force across our branch network in response to COVID-19 economic conditions.
Currency Losses, Net: Currency losses, net increased by $0.1 million to a $0.2 million loss for the nine months ended September 30, 2021 from a $0.1 million loss for the nine months ended September 30, 2020. This increase was primarily attributable to the impact of foreign currency exchanges rate changes on intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.
Other Expense (Income), Net: Other expense (income), net was $0.2 million of expense for the nine months ended September 30, 2021 compared to $1.8 million of income for the nine months ended September 30, 2020. Other income, net of $1.8 million for the nine months ended September 30, 2020 was primarily related to the reversal of a non-income tax liability of $2.5 million.
Interest Expense: Interest expense decreased $1.4 million to $88.4 million for the nine months ended September 30, 2021 from $89.8 million for the nine months ended September 30, 2020. The decrease in interest expense was a result of the lower overall weighted average interest rates as a result of our financing activities. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Fair Value Loss (Gain) on Common Stock Warrant Liabilities: The fair value    loss (gain) on common stock warrant liabilities increased $72.7 million to a $26.6 million loss for the nine months ended September 30, 2021 from a $46.1 million gain for the nine months ended September 30, 2020. The increase was primarily due to the change in estimated fair value of common stock warrant liabilities. At September 30, 2021, no 2015 Public or Private Warrants remain outstanding. At September 30, 2021, 6,525,736 2018 Warrants were outstanding and classified as a component of equity, therefore, we will not reflect a common stock warrant liability on our balance sheet or related income or expense from changes in fair value on our statement of operations in the future.
Loss on Extinguishment of Debt: During the nine months ended September 30, 2021, we redeemed $123.5 million of the outstanding principal of our 2025 Secured Notes and recorded a loss on extinguishment of debt of $6.0 million comprised of a redemption premium of $3.7 million and write off of unamortized deferred financing fees of $2.3 million. As a result of the Merger and the related financing transactions, we recorded a loss on extinguishment of debt of $42.4 million in the nine months ended September 30, 2020. This loss on extinguishment of debt was comprised of the redemption premium and write off of unamortized deferred financing costs associated with the following: (i) $15.2 million due to the redemption of the 2022 Secured Notes, (ii) $22.7 million due to the redemption of the 2023 Secured Notes, and (iii) $4.4 million associated with the 2017 ABL Facility.
Income Tax Expense: Income tax expense increased $102.2 million to expense of $36.0 million for the nine months ended September 30, 2021 compared to a benefit of $66.2 million for the nine months ended September 30, 2020. The increase in expense was driven by pre-tax income increase for the nine months ended September 30, 2021. Additionally, a $56.8 million tax benefit was recorded in nine months ended September 30, 2020 due to the reversal of the Company's valuation allowance after the merger with Mobile Mini.

Business Segment Results
The Company operates in four reportable segments as follows: NA Modular, NA Storage, UK Storage and Tank and Pump. The NA Modular segment represents the activities of WillScot prior to the Merger. The NA Storage, UK Storage and Tank and Pump segments align to the three segments reported by Mobile Mini prior to the Merger. During the third quarter of 2021, the majority of the portable storage product business within the NA Modular segment was transitioned to the NA Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were transferred to the NA Storage segment, representing a shift of approximately $5.0 million of revenue and gross margin per quarter from the NA Modular segment to the NA Storage segment. This adjustment was not made to the historical segment results of prior periods, given its relative immateriality.
The following tables and discussion summarize our reportable segment financial information for the three and nine months ended September 30, 2021 and 2020. The below results only include Mobile Mini for the periods subsequent to the Merger. A Summary Business Segment Supplemental Unaudited Pro Forma Financial Information section has been included in this MD&A in order to provide period over period comparable financial information for the NA Storage, UK Storage and Tank and Pump reporting segments as these segments were not included in our reported results for the first six months of 2020.

Comparison of Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$299,051	$133,897	$28,099	$29,505	$490,552
Gross profit	$127,854	$92,496	$18,876	$14,323	$253,549
Adjusted EBITDA	$106,825	$59,123	$13,255	$10,946	$190,149
Capital expenditures for rental equipment	$31,789	$11,920	$11,649	$5,016	$60,374
Average modular space units on rent	84,218	16,316	9,298	—	109,832
Average modular space utilization rate	67.6%	77.6%	83.4%	—%	70.1%
Average modular space monthly rental rate	$834	$602	$454	$—	$767
Average portable storage units on rent	493	137,123	25,632	—	163,248
Average portable storage utilization rate	48.0%	83.2%	89.1%	—%	83.9%
Average portable storage monthly rental rate	$179	$155	$90	$—	$145
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	74.8%	74.8%

	Three Months Ended September 30, 2020
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$267,867	$104,493	$21,653	$23,302	$417,315
Gross profit	$112,079	$73,384	$12,671	$11,430	$209,564
Adjusted EBITDA	$100,281	$46,465	$8,306	$8,507	$163,559
Capital expenditures for rental equipment	$34,249	$7,234	$677	$431	$42,591
Average modular space units on rent	86,400	16,383	8,444	—	111,227
Average modular space utilization rate	68.3%	80.4%	79.1%	—%	70.6%
Average modular space monthly rental rate	$693	$505	$356	$—	$640
Average portable storage units on rent	15,473	105,221	23,146	—	143,840
Average portable storage utilization rate	61.3%	73.4%	83.2%	—%	73.2%
Average portable storage monthly rental rate	$124	$145	$75	$—	$131
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	58.2%	58.2%
NA Modular
Revenue: Total revenue increased $31.2 million, or 11.6%, to $299.1 million for the three months ended September 30, 2021 from $267.9 million for the three months ended September 30, 2020. The increase was primarily the result of a $27.5 million, or 14.3%, increase in leasing revenue, and a $5.9 million, or 11.3% increase in modular delivery and installation revenue. The increases to leasing revenue and delivery and installation revenues were partially offset by declines in revenues for portable storage units as a result of transitioning the majority of the portable storage product business within the NA Modular segment to the NA Storage segment. Approximately 12,000 units were transferred during the third quarter to the NA Storage segment, reallocating approximately $5.0 million of revenue from NA Modular to NA Storage relative to the third quarter of 2020. The increases to leasing revenue and delivery and installation revenues were also partially offset by a decrease of $1.8 million, or 18.8%, in rental unit sales revenue and a $0.5 million, or 3.6%, decrease in new unit sales. Average modular space monthly rental rates increased 20.3% for the three months ended September 30, 2021 to $834 driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Improved pricing was partially offset by lower volumes as average modular space units on rent decreased by 2,182 units, or 2.5%, year over year. The decrease was driven primarily by reduced demand for new project deliveries as a result of the COVID-19 pandemic primarily in the second and third quarter of 2020. Economic activity in 2021 has improved and sequentially from June 30, 2021, modular space units on rent increased approximately 700 units, or 0.8% during the third quarter.
Gross Profit: Gross profit increased $15.8 million, or 14.1%, to $127.9 million for the three months ended September 30, 2021 from $112.1 million for the three months ended September 30, 2020. The increase in gross profit was driven by higher leasing gross profit, which increased $17.7 million, or 12.4%, driven from improved pricing including VAPS, and partly offset by the reallocation of approximately $5.0 million of revenue and gross profit from NA Modular segment to the NA Storage segment relative to the third quarter of 2020. The increase in gross profit from leasing for the three months ended September

30, 2021 was further complemented by a $1.1 million increase in rental unit sales gross profit. These increases were partially offset by a $1.3 million decrease in delivery and installation gross profit driven by higher fleet relocation expenses, a $1.1 million decrease in new sales gross profit, and a $0.6 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment.
Adjusted EBITDA: Adjusted EBITDA increased $6.5 million, or 6.5%, to $106.8 million for the three months ended September 30, 2021 from $100.3 million for the three months ended September 30, 2020. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $7.6 million, or 12.9%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $2.4 million, or 7.0%, to $31.8 million for the three months ended September 30, 2021 from $34.2 million for the three months ended September 30, 2020.
NA Storage
Revenue: Total revenue increased $29.4 million, or 28.1%, to $133.9 million for the three months ended September 30, 2021 from $104.5 million for the three months ended September 30, 2020. Leasing revenues increased $24.2 million in the current quarter compared to the prior-year quarter. Modular space average units on rent decreased 0.4% and average modular space monthly rental rates increased 19.2% year-over-year driven primarily by increased pricing on new deliveries. Portable storage units on rent increased 30.3% driven by increased economic activity. NA Storage portable storage units on rent also increased as a result of the transitioning of the majority of the portable storage product business within the NA Modular segment to the NA Storage segment during the third quarter, which represented the transfer of approximately 12,000 units on rent. Combined, average portable storage units on rent for the NA Storage and NA Modular segments increased approximately 16,922 units, or 14.0%. Given the timing of acquisitions during the quarter, acquisition units did not have a material impact on average units on rent. Average portable storage monthly rental rates increased 6.9% year-over-year also as a result of increased pricing on new deliveries. Delivery and installation revenues increased $7.4 million year-over-year as delivery levels have increased as a result of economic recovery. Sales revenues decreased $2.2 million compared to the prior-year quarter.
Gross Profit: Gross profit increased by $19.1 million, or 26.0%, to $92.5 million for the three months ended September 30, 2021 compared to $73.4 million for the three months ended September 30, 2020. Gross profit on leasing activity increased by $18.9 million year-over-year driven both by increased volume and pricing as described above. For delivery and installation, gross profit increased $1.3 million. Sales gross profit decreased by $0.2 million to $2.1 million.
Adjusted EBITDA: Adjusted EBITDA increased $12.6 million, or 27.1%, to $59.1 million for the three months ended September 30, 2021 from $46.5 million for the three months ended September 30, 2020 and the margin contracted to 44.2% from 44.5% as a result of increased delivery activity. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. Excluding acquisition costs and stock-based compensation, SG&A increased $7.3 million in this segment. The increase was comprised of increased costs for personnel, including commissions and other variable compensation, travel, and computer costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $11.9 million were $4.7 million higher than the prior-year quarter driven by increased fleet investments for specific products, largely portable storage units and ground level offices, to grow units on rent as demand has recovered to pre-COVID-19 levels.
UK Storage
Revenue: Total revenue increased $6.4 million, or 29.5%, to $28.1 million for the three months ended September 30, 2021 from $21.7 million for the three months ended September 30, 2020. In local currency total revenues increased 21.7%. Leasing revenues increased $6.3 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 10.1%, while portable storage units on rent increased 10.7%. Average monthly rental rates for modular space units and portable storage units increased 27.5% and 20.0% year-over-year, respectively, including the impacts of currency fluctuations. Delivery and installation revenues increased $0.9 million year-over-year. Sales revenues decreased $0.7 million compared to the prior-year quarter.
Gross Profit: Gross profit increased $6.2 million, or 49.2%, for the three months ended September 30, 2021 to $18.9 million from $12.7 million for the three months ended September 30, 2020. In local currency, gross profit increased 39.7%. This increase was driven by a significant increase in fleet utilization coupled with strong rental rate growth and strategic cost management.
Adjusted EBITDA: Adjusted EBITDA increased $5.0 million, or 60.0%, to $13.3 million for three months ended September 30, 2021 from $8.3 million for the three months ended September 30, 2020 and the margin expanded to 47.2% from 38.4%. The increase results primarily from the favorable gross profit discussed above, partially offset by increased SG&A of $1.2 million driven by increased costs for personnel, including commissions and other variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $11.6 million were driving the $10.9 million increase compared to the prior-year quarter. These investments were made to fulfill increasing demand and to drive increased units on rent and utilization.

Tank & Pump
Revenue: Total revenue increased $6.2 million, or 26.6%, to $29.5 million for the three months ended September 30, 2021 from $23.3 million for the three months ended September 30, 2020. These increases were driven by increased average original rental cost ("OEC") rental fleet utilization, which increased 1660 bps to 74.8% for the three months ended September 30, 2021 from 58.2% for the three months ended September 30, 2020. 2020 results beginning in the second quarter especially were significantly impacted by lower mid- and down-stream oil and gas activity, petrochemical refining activity and specifically the lower demand for jet fuel resulting from COVID-19.
Gross Profit: Gross profit increased $2.9 million, or 25.4%, for the three months ended September 30, 2021 to $14.3 million from $11.4 million for the three months ended September 30, 2020. This increase was driven by increased gross profit for leasing activity, which increased $3.5 million driven by the increased revenue as discussed above.
Adjusted EBITDA: Adjusted EBITDA increased $2.5 million, or 29.8%, to $11.0 million for the three months ended September 30, 2021 from $8.5 million for the three months ended September 30, 2020 and the margin expanded to 37.1% from 36.5%. The increase in Adjusted EBITDA was driven by the increased gross profit discussed above, partially offset by a $0.6 million increase in SG&A expense driven primarily by increased personnel costs.
Capital Expenditures for Rental Equipment: Current quarter expenditures of $5.0 million were $4.6 million higher than the prior-year quarter as we began to increase investment in additional rental equipment to fund increasing fleet utilization.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump		Total
Revenue	$854,657	$357,439	$83,538	$81,343		$1,376,977
Gross profit	$356,992	$240,836	$53,306	$38,605		$689,739
Adjusted EBITDA	$307,741	$154,971	$36,647	$29,870		$529,229
Capital expenditures for rental equipment	$120,288	$24,165	$22,645	$11,093	$—	$178,191
Average modular space units on rent	84,589	16,371	9,256	—		110,216
Average modular space utilization rate	67.6%	78.5%	83.8%	—%		70.2%
Average modular space monthly rental rate	$790	$570	$428	$—		$727
Average portable storage units on rent	9,566	118,598	25,284	—		153,448
Average portable storage utilization rate	64.1%	78.0%	90.0%	—%		78.7%
Average portable storage monthly rental rate	$129	$152	$86	$—		$140
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	71.2%		71.2%

	Nine Months Ended September 30, 2020
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$780,550	$104,493	$21,653	$23,302	$929,998
Gross profit	$328,233	$73,384	$12,671	$11,430	$425,718
Adjusted EBITDA	$287,345	$46,465	$8,306	$8,507	$350,623
Capital expenditures for rental equipment	$113,931	$7,234	$677	$431	$122,273
Average modular space units on rent	87,161	5,461	2,815	—	95,437
Average modular space utilization rate	68.7%	80.4%	79.1%	—%	69.8%
Average modular space monthly rental rate	$672	$505	$356	$—	$653
Average portable storage units on rent	15,896	35,074	7,715	—	58,685
Average portable storage utilization rate	62.6%	73.4%	83.2%	—%	71.3%
Average portable storage monthly rental rate	$121	$145	$75	$—	$129
Average tank and pump solutions rental fleet utilization based on original equipment cost	—%	—%	—%	58.2%	58.2%

NA Modular
Revenue: Total revenue increased $74.1 million, or 9.5%, to $854.7 million for the nine months ended September 30, 2021 from $780.6 million for the nine months ended September 30, 2020. The increase was primarily the result of a $66.3 million, or 11.6%, increase in leasing revenue, a $6.6 million, or 4.3% increase in delivery and installation revenues, and a $6.7 million, or 31.0%, increase in rental unit sales revenue. The increases to leasing revenue and delivery and installation revenues were partially offset by declines in revenues for portable storage units as the result of transitioning the majority of the portable storage product business within the NA Modular segment to the NA Storage segment during the third quarter of 2021. Approximately 12,000 units were transferred during the third quarter to the NA Storage segment, reallocating approximately $5.0 million of revenue from NA Modular segment to the NA Storage segment relative to the first nine months of 2020. Average modular space monthly rental rates increased 17.6% for the nine months ended September 30, 2021 to $790 driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Improved pricing was partially offset by lower volumes as average modular space units on rent decreased by 2,572 units, or 3.0%, year over year. The decrease was driven primarily by lower deliveries, including reduced demand for new project deliveries as a result of the COVID-19 pandemic primarily in the second and third quarters of 2020.
Gross Profit: Gross profit increased $28.8 million, or 8.8%, to $357.0 million for the nine months ended September 30, 2021 from $328.2 million for the nine months ended September 30, 2020. The increase in gross profit was driven by higher leasing gross profit, which increased $41.3 million, or 9.7%, driven from improved pricing including VAPS, and partly offset by the reallocation of $5.0 million of revenue and gross profit from NA Modular segment to NA Storage segment relative to the first nine months of 2020. The increase in gross profit from leasing for the nine months ended September 30, 2021 was further complemented by a $6.1 million increase in rental unit sales gross profit. These increases were partially offset by a $9.0 million decrease in delivery and installation gross profit driven by higher fleet relocation expenses, a $2.9 million decrease in new sales gross profit, and a $6.7 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment.
Adjusted EBITDA: Adjusted EBITDA increased $20.4 million, or 7.1%, to $307.7 million for the nine months ended September 30, 2021 from $287.3 million for the nine months ended September 30, 2020. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $11.5 million, or 6.4%, for the nine months ended September 30, 2021, as compared to the September 30, 2020 primarily driven by employee and occupancy costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $6.4 million, or 5.6%, to $120.3 million for the nine months ended September 30, 2021 from $113.9 million for the nine months ended September 30, 2020.

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
The following table provides an unaudited reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$61,103	$(6,051)	$85,921	$71,474
Income tax expense (benefit)	6,644	(66,675)	35,953	(66,170)
Loss on extinguishment of debt	—	42,401	5,999	42,401
Fair value loss (gain) on common stock warrant liabilities	—	22,303	26,597	(46,063)
Interest expense	29,201	33,034	88,377	89,810
Depreciation and amortization	75,276	71,704	233,813	169,103
Currency losses (gains), net	127	(371)	196	147
Restructuring costs, lease impairment expense and other related charges	2,457	4,798	14,286	8,542
Transaction costs	303	52,191	1,147	63,241
Integration costs	8,247	7,083	23,211	10,921
Stock compensation expense	6,259	2,944	14,480	6,958
Other	532	198	(751)	259
Adjusted EBITDA	$190,149	$163,559	$529,229	$350,623

Net Income Excluding Gain/Loss from Warrants
We define Net Income Excluding Gain/Loss from Warrants as net income plus or minus the impact of the change in the fair value of the common stock warrant liability. Management believes that our financial statements that include the impact of this mark-to-market expense or income may not be necessarily reflective of the actual operating performance of our business.
The following table provides an unaudited reconciliation of Net income (loss) to Net Income (Loss) Excluding Gain/Loss from Warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$61,103	$(6,051)	$85,921	$71,474
Fair value loss (gain) on common stock warrant liabilities	—	22,303	26,597	(46,063)
Net Income (Loss) Excluding Gain/Loss from Warrants	$61,103	$16,252	$112,518	$25,411

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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Revenue (A)	$490,552	$417,315	$1,376,977	$929,998

Gross profit (B)	$253,549	$209,564	$689,739	$425,718
Depreciation of rental equipment	56,462	54,837	175,053	146,279
Adjusted Gross Profit (C)	$310,011	$264,401	$864,792	$571,997

Gross Profit Percentage (B/A)	51.7%	50.2%	50.1%	45.8%
Adjusted Gross Profit Percentage (C/A)	63.2%	63.4%	62.8%	61.5%
Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively, "Total Capital Expenditures"), less proceeds from the sale of rental equipment and proceeds from the sale of property, plant and equipment (collectively, "Total Proceeds"), which are all included in cash flows from investing activities. Management believes that the presentation of Net CAPEX provides useful information to investors regarding the net capital invested into our rental fleet and plant, property and equipment each year to assist in analyzing the performance of our business.

The following table provides an unaudited reconciliation of Net CAPEX:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Total purchases of rental equipment and refurbishments	$(60,374)	$(42,591)	$(178,191)	$(122,273)
Total proceeds from sale of rental equipment	11,597	13,179	42,034	25,281
Net CAPEX for Rental Equipment	(48,777)	(29,412)	(136,157)	(96,992)
Purchase of property, plant and equipment	(3,386)	(5,893)	(20,836)	(9,079)
Proceeds from sale of property, plant and equipment	209	1,982	16,647	5,825
Net CAPEX	$(51,954)	$(33,323)	$(140,346)	$(100,246)

Summary Business Segment Supplemental Pro Forma Financial Information
As a result of the Merger and the significant financing transactions, we believe presenting supplemental pro forma financial information is beneficial to the readers of the financial statements. For the three months ended September 30, 2021 and 2020 there are no differences between pro forma results and actual results on a reported basis. Please see comparison of results for the three months ended September 30, 2021 and 2020 within "Business Segment Results" above. The following tables set forth key metrics for the nine months ended September 30, 2021 and 2020 used by management to run the business on a pro forma basis as if the Merger and financing transactions had occurred on January 1, 2019. Refer to the Supplemental Pro Forma Financial Information section below for the full reconciliation of the statements of operations.
The Company operates in four reportable segments as follows: NA Modular, NA Storage, UK Storage and Tank and Pump. The NA Modular segment represents the activities of WillScot prior to the Merger. The NA Storage, UK Storage, and Tank and Pump segments align to the three segments reported by Mobile Mini prior to the Merger. These reporting segments are aligned with how we operate and analyze our business results. During the third quarter of 2021, the majority of the portable storage product business within the NA Modular segment was transitioned to the NA Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were transferred to the NA Storage segment.
Comparison of Nine Months Ended September 30, 2021 and 2020

	Pro Forma Combined Nine Months Ended September 30,		2021 vs. 2020
(in thousands)	2021	2020	$ Change	% Change
Revenue	$1,376,977	$1,214,238	$162,739	13.4%
Selling, general and administrative expenses	$372,296	$337,439	$34,857	10.3%
Net income	$85,921	$116,678	$(30,757)	(26.4)%
Net income excluding gain/loss from warrants	$112,518	$70,615	$27,025	8.0%
Adjusted EBITDA	$529,229	$466,781	$62,448	13.4%

Other Financial Data:
Adjusted EBITDA - NA Modular	$307,741	$287,345	$20,396	7.1%
Adjusted EBITDA - NA Storage	154,971	131,229	23,742	18.1%
Adjusted EBITDA - UK Storage	36,647	21,564	15,083	69.9%
Adjusted EBITDA - Tank and Pump	29,870	26,643	3,227	12.1%
Consolidated Adjusted EBITDA(a)	$529,229	$466,781	$62,448	13.4%

(a)	We present Adjusted EBITDA, a measurement not calculated in accordance with GAAP, because it is a key metric used by management to assess financial performance.

NA Modular - Quarterly Results
Pro Forma Quarterly Results for the Nine Months Ended September 30, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$266,224	$289,382	$299,051	$854,657
Gross profit	$113,002	$115,136	$127,854	$356,992
Adjusted EBITDA	$97,371	$103,545	$106,825	$307,741
Capital expenditures for rental equipment	$39,135	$49,364	$31,789	$120,288
Average modular space units on rent	84,795	84,754	84,218	84,589
Average modular space utilization rate	67.6%	67.7%	67.6%	67.6%
Average modular space monthly rental rate	$737	$801	$834	$790
Average portable storage units on rent	14,903	13,301	493	9,566
Average portable storage utilization rate	60.3%	69.8%	48.0%	64.1%
Average portable storage monthly rental rate	$124	$133	$179	$129
Pro Forma Quarterly Results for the Nine Months Ended September 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$255,821	$256,862	$267,867	$780,550
Gross profit	$106,190	$109,964	$112,079	$328,233
Adjusted EBITDA	$89,544	$97,520	$100,281	$287,345
Capital expenditures for rental equipment	$39,648	$40,034	$34,249	$113,931
Average modular space units on rent	87,988	87,096	86,400	87,161
Average modular space utilization rate	69.2%	68.5%	68.3%	68.7%
Average modular space monthly rental rate	$653	$669	$693	$672
Average portable storage units on rent	16,346	15,869	15,473	15,896
Average portable storage utilization rate	64.1%	62.5%	61.3%	62.6%
Average portable storage monthly rental rate	$119	$120	$124	$121
The NA Modular segment represents the activities of WillScot prior to the Merger. As a result, there are no differences between pro forma results and actual results on a reported basis. Please see comparison of results for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020 within "Business Segment Results" above.

NA Storage - Quarterly Results
Pro Forma Quarterly Results for the Nine Months Ended September 30, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$107,748	$115,794	$133,897	$357,439
Gross profit	$72,619	$75,721	$92,496	$240,836
Adjusted EBITDA	$46,322	$49,526	$59,123	$154,971
Capital expenditures for rental equipment	$3,472	$8,773	$11,920	$24,165
Average modular space units on rent	16,439	16,360	16,316	16,371
Average modular space utilization rate	79.4%	78.4%	77.6%	78.5%
Average modular space monthly rental rate	$535	$573	$602	$570
Average portable storage units on rent	105,810	112,862	137,123	118,598
Average portable storage utilization rate	73.9%	76.1%	83.2%	78.0%
Average portable storage monthly rental rate	$148	$151	$155	$152
Pro Forma Quarterly Results for the Nine Months Ended September 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$103,495	$92,826	$104,493	$300,814
Gross profit	$71,400	$66,639	$73,384	$211,423
Adjusted EBITDA	$43,994	$40,770	$46,465	$131,229
Capital expenditures for rental equipment	$5,200	$7,272	$7,234	$19,706
Average modular space units on rent	15,509	15,757	16,383	15,883
Average modular space utilization rate	77.8%	78.6%	80.4%	78.9%
Average modular space monthly rental rate	$497	$463	$505	$488
Average portable storage units on rent	105,441	101,463	105,221	104,042
Average portable storage utilization rate	73.1%	70.6%	73.4%	72.4%
Average portable storage monthly rental rate	$146	$143	$145	$145
Comparison of Nine Months Ended September 30, 2021 and 2020
NA Storage
Revenue: Total revenue increased $56.6 million, or 18.8%, to $357.4 million for the nine months ended September 30, 2021 from $300.8 million for the nine months ended September 30, 2020. Leasing revenues increased $42.6 million compared to the prior year. Modular space average units on rent increased 3.1% and average modular space monthly rental rates increased 16.8% year-over-year driven primarily by increased pricing on new deliveries. Portable storage units on rent increased 14.0% and average portable storage monthly rental rates increased 4.8% year-over-year also driven primarily by increased pricing on new deliveries. Delivery and installation revenues increased $14.0 million year-over-year as delivery levels in the third quarter have increased as a result of increased demand. Sales revenues remained flat at $16.7 million, compared to prior-year.
Gross Profit: Gross profit increased by $29.4 million, or 13.9%, to $240.8 million for the nine months ended September 30, 2021 compared to $211.4 million compared to the nine months ended September 30, 2020. Gross profit on leasing activity increased by $31.2 million year-over-year driven both by increased volume and pricing as described above. For delivery and installation, gross profit increased $1.3 million. Sales gross profit increased by $0.8 million to $6.9 million.
Adjusted EBITDA: Adjusted EBITDA increased $23.7 million, or 18.1%, to $155.0 million for the nine months ended September 30, 2021 from $131.2 million for the nine months ended September 30, 2020 and the margin contracted to 43.4% from 43.6%. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. Excluding acquisition costs and stock-based compensation, SG&A increased $9.5 million in this segment. The increase was comprised of increased costs for personnel, including commissions and other variable compensation, insurance, computer costs, and bad debt expenses.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $24.2 million for the nine months ended September 30, 2021 were $4.5 million lower than for the nine months ended September 30, 2020.

Rental fleet expenditures in the first quarter were significantly below 2020 levels in response to COVID-19-related demand reductions, but as economic activity has recovered, we have begun to invest to meet demand for specific products, largely portable storage units and ground level offices.
UK Storage - Quarterly Results
Pro Forma Quarterly Results for the Nine Months Ended September 30, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$27,007	$28,432	$28,099	$83,538
Gross profit	$16,493	$17,937	$18,876	$53,306
Adjusted EBITDA	$11,064	$12,328	$13,255	$36,647
Capital expenditures for rental equipment	$6,770	$4,226	$11,649	$22,645
Average modular space units on rent	9,115	9,354	9,298	9,256
Average modular space utilization rate	83.8%	84.3%	83.4%	83.8%
Average modular space monthly rental rate	$404	$438	$454	$428
Average portable storage units on rent	24,647	25,573	25,632	25,284
Average portable storage utilization rate	89.2%	91.8%	89.1%	90.0%
Average portable storage monthly rental rate	$82	$88	$90	$86
Pro Forma Quarterly Results for the Nine Months Ended September 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$20,197	$17,154	$21,653	$59,004
Gross profit	$11,372	$10,991	$12,671	$35,034
Adjusted EBITDA	$6,405	$6,853	$8,306	$21,564
Capital expenditures for rental equipment	$337	$522	$677	$1,536
Average modular space units on rent	7,850	7,912	8,444	8,069
Average modular space utilization rate	74.2%	74.6%	79.1%	76.0%
Average modular space monthly rental rate	$326	$313	$356	$332
Average portable storage units on rent	23,328	22,870	23,146	23,115
Average portable storage utilization rate	83.7%	82.2%	83.2%	83.0%
Average portable storage monthly rental rate	$73	$70	$75	$73
Comparison of Nine Months Ended September 30, 2021 and 2020
UK Storage
Revenue: Total revenue increased $24.5 million, or 41.5%, to $83.5 million for the nine months ended September 30, 2021 from $59.0 million for the nine months ended September 30, 2020. In local currency total revenues increased 30.2%. Leasing revenues increased $18.9 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 14.7%, while portable storage units on rent increased 9.4%. Monthly rental rates for modular space units and portable storage units increased 28.9% and 17.8% year-over-year, respectively, including the impacts of currency fluctuations.
Gross Profit: Gross profit increased $18.3 million, or 52.3%, for the nine months ended September 30, 2021 to $53.3 million from $35.0 million for the nine months ended September 30, 2020. In local currency, gross profit increased 39.7%. This increase was driven by a significant increase in fleet utilization coupled with strong rental rate growth and strategic cost management.
Adjusted EBITDA: Adjusted EBITDA increased $15.0 million, or 69.2%, to $36.6 million for nine months ended September 30, 2021 from $21.6 million for the nine months ended September 30, 2020 and the margin expanded to 43.9% from 36.5%. The increase results primarily from the favorable gross profit discussed above, partially offset by increased SG&A of $3.7 million driven by increased costs for personnel, including commissions and other variable compensation.

Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $22.6 million were driving the $21.1 million increase compared to the prior year. These investments were made to fulfill increasing demand and to drive increased units on rent and utilization.
Tank and Pump - Quarterly Results
Pro Forma Quarterly Results for the Nine Months Ended September 30, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$24,344	$27,494	$29,505	$81,343
Gross profit	$11,266	$13,016	$14,323	$38,605
Adjusted EBITDA	$8,828	$10,096	$10,946	$29,870
Capital expenditures for rental equipment	$3,158	$2,919	$5,016	$11,093
Average tank and pump solutions rental fleet utilization based on original equipment cost	67.4%	71.2%	74.8%	71.2%
Pro Forma Quarterly Results for the Nine Months Ended September 30, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Total
Revenue	$26,884	$23,684	$23,302	$73,870
Gross profit	$13,279	$11,723	$11,430	$36,432
Adjusted EBITDA	$9,477	$8,659	$8,507	$26,643
Capital expenditures for rental equipment	$4,514	$941	$431	$5,886
Average tank and pump solutions rental fleet utilization based on original equipment cost	66.4%	60.5%	58.2%	61.7%
Comparison of Nine Months Ended September 30, 2021 and 2020
Tank & Pump
Revenue: Total revenue increased $7.4 million, or 10.0%, to $81.3 million for the nine months ended September 30, 2021 from $73.9 million for the nine months ended September 30, 2020. These increases were driven by increased average OEC rental fleet utilization, which increased 950 bps to 71.2% for the nine months ended September 30, 2021 from 61.7% for the nine months ended September 30, 2020. 2020 results beginning in the second quarter especially were significantly impacted by lower mid- and down-stream oil and gas activity, petrochemical refining activity and specifically the lower demand for jet fuel resulting from COVID-19.
Gross Profit: Gross profit increased $2.2 million, or 6.0%, for the nine months ended September 30, 2021 to $38.6 million from $36.4 million for the nine months ended September 30, 2020. Gross profit for leasing activity increased by $3.5 million compared to the prior year, however gross profit for delivery and installation activity decreased $0.9 million and gross profit for sales activity decreased $0.4 million.
Adjusted EBITDA: Adjusted EBITDA increased $3.3 million, or 12.4%, to $29.9 million for the nine months ended September 30, 2021 from $26.6 million for the nine months ended September 30, 2020 and the margin improved to 36.7% from 36.1%. The increase in Adjusted EBITDA was primarily driven from favorable gross profit discussed above and by a $1.0 million reduction in SG&A expense.
Capital Expenditures for Rental Equipment: Year to date expenditures of $11.1 million were $5.2 million higher than the prior year as we began to increase investment in additional rental equipment to fund increasing fleet utilization.

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
On July 1, 2020, in connection with the completion of the Merger, Holdings, WSII, and certain of its subsidiaries, entered into a new asset-based credit agreement, that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion (the “US Facility”), available to WSII and certain of its subsidiaries (collectively, the “US Borrowers”), and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility") together with the US Facility (collectively, the “2020 ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros by the US Borrowers, and certain of WSII’s wholly-owned subsidiaries organized in Canada and in the United Kingdom. Borrowing availability under the 2020 ABL Facility is equal to the lesser of $2.4 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool. At September 30, 2021, we had $831.6 million of available borrowing capacity under the 2020 ABL Facility.
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
Cash Flow Comparison of the Nine Months Ended September 30, 2021 and 2020
Significant factors driving our liquidity position include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash from operating activities	$392,055	$175,095
Net cash from investing activities	(196,590)	(83,073)
Net cash from financing activities	(208,935)	(75,612)
Effect of exchange rate changes on cash and cash equivalents	(150)	542
Net change in cash and cash equivalents	$(13,620)	$16,952
Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2021 was $392.1 million as compared to $175.1 million for the nine months ended September 30, 2020, an increase of $217.0 million. The increase was due to an increase of $213.0 million of net income, adjusted for non-cash items, and an increase of $4.0 million in the net movements of the operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 was $196.6 million as compared to $83.1 million for the nine months ended September 30, 2020, an increase of $113.5 million. The increase in cash used in investing activities was driven by a $73.4 million increase in cash used in the acquisition of businesses, net of cash acquired, a $55.9 million increase in cash used for the purchase of rental equipment and refurbishments, and a $11.7 million increase in cash used for the purchase of property, plant and equipment. These increases were partially offset by a $16.7 million increase in proceeds from the sale of rental equipment and a $10.8 million increase in proceeds from sale of property, plant and equipment.
Cash Flows from Financing Activities
Cash used in financing activities for the nine months ended September 30, 2021 was $208.9 million as compared to $75.6 million for the nine months ended September 30, 2020, an increase of $133.3 million. The increase is primarily due to $320.6 million paid in 2021 to repurchase common stock and warrants as well as a decrease of $2,184.7 million in receipts from borrowing, partially offset by a decrease of $2,291.5 million in repayment of borrowings and a decrease of $64.6 million in payment of financing costs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$130,447	$61,368	$392,055	$175,095
Purchase of rental equipment and refurbishments	(60,374)	(42,591)	(178,191)	(122,273)
Proceeds from sale of rental equipment	11,597	13,179	42,034	25,281
Purchase of property, plant and equipment	(3,386)	(5,893)	(20,836)	(9,079)
Proceeds from the sale of property, plant and equipment	209	1,982	16,647	5,825
Free Cash Flow	$78,493	$28,045	$251,709	$74,849
Free Cash Flow for the nine months ended September 30, 2021 was an inflow of $251.7 million as compared to an inflow of $74.8 million for the nine months ended September 30, 2020, an increase in Free Cash Flow of $176.9 million. Free Cash Flow increased year over year principally as a result of the $217.0 million increase in cash provided by operating activities and partially offset by the $55.9 million increase in cash used in the purchase of rental equipment and refurbishments. The $130.4 million in cash provided by operating activities for the three months ended September 30, 2021 was returned to shareholders through stock and warrant repurchases and cancellations and reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments.

Contractual Obligations
The following table presents information relating to our contractual obligations and commercial commitments as of September 30, 2021:

(in thousands)	Total	Less than 1 year	Between 1 to 3 years	Between 3 to 5 years	More than 5 years
Long-term indebtedness, including current portion and interest (a)(b)	$3,068,439	$106,545	$203,826	$2,199,390	$558,678
Payroll tax withholding (c)	10,350	5,175	5,175	—	—
Operating lease liabilities	276,332	61,275	94,591	61,382	59,084
Total	$3,355,121	$172,995	$303,592	$2,260,772	$617,762

(a)	Long-term indebtedness includes borrowings and interest under the 2020 ABL Facility, the 2025 Senior Secured Notes, the 2028 Senior Secured Notes, and finance leases.
(b)
Includes the obligations under our interest rate swap agreement that effectively convert $400 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The future obligations under the interest rate swaps was calculated using the 1-month LIBOR rate as of September 30, 2021.

(c)	Amounts relate to the opportunistic election to delay payment of employer payroll taxes on an interest-free basis in accordance with the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the ‘‘CARES Act’’).
At September 30, 2021, in addition to the above contractual obligations, the Company has an estimated $2.7 million of potential long-term tax liabilities, including interest and penalties related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Supplemental Pro Forma Information
The following pro forma financial information has been prepared for WillScot Mobile Mini for the nine months ended September 30, 2020. These pro forma condensed combined statements of operations present the historical consolidated statements of operations of WillScot Mobile Mini, giving effect to the following items as if they had occurred on January 1, 2019:
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
Pro forma Presentation
The following pro forma condensed combined financial information and associated notes are based on the historical financial statements of WillScot and Mobile Mini as described below. In preparing the pro forma condensed combined statements of operations for the nine months ended September 30, 2020, certain historical financial information for Mobile Mini was reclassified to align to the reporting classifications of WillScot.
The pro forma condensed combined statement of operations for the nine months ended September 30, 2020 are based on, derived from, and should be read in conjunction with, WillScot’s historical financial statements. The aforementioned pro forma financial statements are also based on, derived from, and should be read in conjunction with Mobile Mini’s historical financial statements.

	Nine Months Ended September 30, 2020
(in thousands)	Historical WillScot	Historical Mobile Mini (as reclassified)	Pro Forma Adjustments	Pro Forma Condensed Combined
Revenues:
Leasing and services revenue:
Leasing	$678,577	$208,374	$—	$886,951
Delivery and installation	187,404	59,999	—	247,403
Sales revenue:
New units	38,736	8,402	—	47,138
Rental units	25,281	7,465	—	32,746
Total revenues	929,998	284,240	—	1,214,238
Costs:
Costs of leasing and services:
Leasing	162,344	28,584	—	190,928
Delivery and installation	153,742	42,476	—	196,218
Costs of sales:
New units	25,469	5,457	—	30,926
Rental units	16,446	4,625	—	21,071
Depreciation of rental equipment	146,279	15,360	2,334	163,973	(b)
Gross profit	425,718	187,738	(2,334)	611,122
Expenses:
Selling, general and administrative	304,510	112,969	(80,040)	337,439	(a)
Other depreciation and amortization	22,824	19,695	11,397	53,916	(c)
Lease impairment expense and other related charges	3,999	—	—	3,999
Restructuring costs	4,543	—	—	4,543
Currency losses, net	147	39	—	186
Other (income) expense, net	(1,757)	186	—	(1,571)
Operating income	91,452	54,849	66,309	212,610
Interest expense	89,810	16,974	(9,808)	96,976	(d)
Fair value gain on common stock warrant liabilities	(46,063)	—	—	(46,063)
Loss on extinguishment of debt	42,401	—	(19,682)	22,719	(e)
Income before income tax	5,304	37,875	95,799	138,978
Income tax (benefit) expense	(66,170)	12,330	76,140	22,300	(f)
Net income	71,474	25,545	19,659	116,678
Net income attributable to non-controlling interest, net of tax	1,213	—	(1,213)	—	(g)
Net income attributable to WillScot Mobile Mini	$70,261	$25,545	$20,872	$116,678

Notes to Pro Forma Statements

(a)	Represents the elimination of non-recurring transaction costs incurred as a result of the Mobile Mini Merger.
(b)	Represents the adjustment for depreciation of rental fleet relating to the estimated increase in fair value purchase accounting adjustments as a result of the Merger.
(c)	Represents the differential in other depreciation and amortization expense related to the fair value purchase accounting adjustments as a result of the Merger.
(d)
Reflects the adjustment for interest expense related to our debt structure after the Merger as though the following had occurred on January 1, 2019 (i) borrowings under the 2020 ABL Facility, (ii) borrowings under the 2025 Secured Notes, (iii) repayment of the 2017 ABL Facility, (iv) repayment of the 2022 Secured Notes and repayment of the Mobile Mini debt assumed at the Merger.

(e)	Represents the elimination of the one-time loss on extinguishment of debt in connection with the repayment of the 2022 Secured Notes and the 2017 ABL Facility.
(f)	Reflects the adjustment to recognize the income tax impacts of the unaudited pro forma adjustments for which a tax expense is recognized using a U.S. federal and state statutory tax rate of 25.5%. This rate may vary from the effective tax rates of the historical and combined businesses. In addition, the three and nine months ended September 30, 2020 included adjustments of $54.1 million and $56.8 million, respectively, to eliminate the reversal of valuation allowance as a result of reassessment of the realizability of deferred tax assets as a result of the Merger.
(g)	Reflects the adjustment for the extinguishment of non-controlling interest as a result of the Sapphire Exchange on June 30, 2020.
The pro forma adjustment to interest expense consists of the following:

Nine Months Ended September 30, 2020
(in thousands)
ABL Facility interest	$(2,561)
2022 Secured Notes interest	(10,631)
2025 Secured Notes interest	18,247
Mobile Mini debt interest	(15,921)
Deferred financing fee amortization	1,058
Net pro forma adjustment	$(9,808)

Reconciliation of Pro Forma Adjusted EBITDA
The following unaudited table provides a reconciliation of Net income to pro forma unaudited adjusted EBITDA:

Nine Months Ended September 30, 2020
(in thousands)
Net income	$116,678
Income tax expense	22,300
Loss on extinguishment of debt	22,719
Fair value gain on common stock warrant liabilities	(46,063)
Interest expense	96,976
Depreciation and amortization	217,889
Currency losses, net	186
Restructuring costs, lease impairment expense, other related charges	8,542
Integration costs	10,921
Stock compensation expense	12,359
Other	4,274
Adjusted EBITDA	$466,781

Reconciliation of Pro Forma Net Income Excluding Gain/Loss from Warrants
The following unaudited table provides a reconciliation of Net income to pro forma unaudited net income excluding gain/loss from warrants:

Nine Months Ended September 30,
(in thousands)	2020
Net income	$116,678
Fair value gain on common stock warrant liabilities	(46,063)
Net income excluding gain/loss from warrants	$70,615

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
There were no significant changes to our critical accounting policies during the nine months ended September 30, 2021.

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates based on LIBOR. We had $1.6 billion in outstanding principal under the ABL Facility at September 30, 2021.
In order to manage this risk, on November 6, 2018, WSII entered into an interest rate swap agreement that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under our ABL Facility into fixed-rate debt. The swap agreement provides for WillScot Mobile Mini to pay a fixed rate of 3.06% per annum on the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetically fixed rate of 4.92% on the $400.0 million notional amount, when including the current applicable margin.
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $2.7 million based on current outstanding borrowings.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Controls
During the second quarter of 2021, our legacy WillScot business began using the enterprise resource planning system (“ERP”) utilized by the legacy Mobile Mini business. We believe that consolidation of our operations into a single ERP will improve the overall system of internal controls over financial reporting, enable us to standardize processes across our business and facilitate the realization of cost savings. We completed the system conversion in the second quarter of 2021, and as a result, modified certain internal controls over financial reporting. During the third quarter of 2021, certain internal control processes were updated to reflect the ERP implementation.
Other than the item discussed above, there were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2021 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of September 30, 2021, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A.    Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our 2020 Annual Report on Form 10-K/A, which have not materially changed, except as noted below.
Government imposed COVID-19 vaccine mandates could adversely affect our ability to retain and attract employees which could have a material adverse impact on our business and results of operations.
On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their U.S.-based employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. As a company with more than 100 employees, we would be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested on a weekly basis. Although this ETS takes effect immediately, it also serves as a proposal under Section 6(b) of the Occupational Safety and Health Act for a final standard. It remains unclear, among other things, if the final OSHA standard will apply to all employees or only to employees who work in an office, and how compliance will be documented. President Biden also issued an Executive Order requiring certain COVID-19 precautions for U.S. Government contractors and their subcontractors, which would include us, including mandatory employee vaccination (subject to medical and religious exemptions). It is not currently possible to predict with any certainty the exact impact on the Company of the OSHA ETS or the requirements for U.S. Government contractors and their subcontractors.
The requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs, which could adversely affect our business, financial condition or results of operations.

ITEM 2.    Unregistered Sales of Equity Securities
The following table summarizes our purchase of Common Stock during the third quarter of 2021:

Period	Total Number of Shares and Equivalents Purchased (in millions)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in millions)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
July 1, 2021 to July 31, 2021	1.0	$27.54	1.0	$220.2
August 1, 2021 to August 31, 2021	0.1	$25.43	0.1	$218.3
September 1, 2021 to September 30, 2021	2.7	$28.59	2.7	$142.2
Total	3.8	$28.24	3.8

On August 7, 2020, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $250.0 million of its outstanding shares of Common Stock and equivalents. On April 29, 2021, the Company's Board of Directors approved an increase to the authorized amount under the stock repurchase program that authorizes the Company to repurchase up to $500.0 million of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. As of September 30, 2021, $142.2 million remained of the $500.0 million share repurchase authorization. In October of 2021, the Company's Board of Directors replaced the existing share repurchase program with a new share repurchase program that authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents.

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

WillScot Mobile Mini Holdings Corp.

		By:	/s/ CHRISTOPHER J. MINER
Dated:	November 5, 2021		Christopher J. Miner
Executive Vice President & Chief Legal Officer