Form 10-K
period 2021-12-31
WillScot Mobile Mini Holdings Corp.
filed 2022-02-25
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(1) Issued in connection with the registrant's acquisition of Modular Space Holdings, Inc. in August 2018, which are exercisable for one share of the registrant's common stock at an exercise price of $15.50 per share.

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second quarter), was approximately $5.5 billion.
Shares of Common Stock, par value $0.0001 per share, outstanding: 223,277,733 shares at February 21, 2022.

Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the 2022 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
•our ability to successfully acquire and integrate new operations;
•the effect of global or local economic conditions in the industries and markets in which the Company operates and any changes therein, including financial market conditions and levels of end market demand;
•operational, economic, political and regulatory risks;
•the impact of public health crises, such as the global pandemic related to COVID-19, including the financial condition of the Company’s customers and suppliers and employee health and safety;
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
•significant increases in the costs and restrictions on the availability of raw materials and labor;
•fluctuations in fuel costs or oil prices, a reduction in fuel supplies, or a sustained decline in oil prices;
•our reliance on third party manufacturers and suppliers;
•risks associated with labor relations, labor costs and labor disruptions;
•impairment of our goodwill, intangible assets and indefinite-life intangible assets;
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
•our ability to establish and maintain the appropriate physical presence in our markets;
•property, casualty or other losses not covered by our insurance;
•our ability to close our unit sales transactions;
•our ability to maintain an effective system of internal controls and accurately report our financial results;
•evolving public disclosure, financial reporting and corporate governance expectations;
•our ability to achieve our environmental, social and governance goals;
•our ability to use our net operating loss carryforwards and other tax attributes;
•our ability to recognize deferred tax assets such as those related to our tax loss carryforwards and, as a result, utilize future tax savings;
•unanticipated changes in tax obligations, adoption of a new tax legislation, or exposure to additional income tax liabilities;
•our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to us:

•our ability to service our debt and operate our business;
•our ability to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness;
•covenants that limit our operating and financial flexibility;
•uncertainty regarding the phase-out of LIBOR;
•our stock price volatility; and
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
Our Company
Headquartered in Phoenix, Arizona, we are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy from a network of approximately 275 branch locations and additional drop lots throughout the United States (“US”), Canada, Mexico, and the United Kingdom ("UK"). We are also a leading provider of specialty containment solutions in the US.
With roots dating back more than 60 years, we lease modular space and portable storage units (our “lease fleet”) to customers in the commercial and industrial, construction, education, energy and natural resources, government, and other end markets. We offer our customers an extensive selection of “Ready to Work” solutions. As part of our "Ready to Work" solutions, we offer value-added products and services, such as the rental of steps, ramps, and furniture packages, damage waivers, and other amenities to improve the overall customer experience. These turnkey solutions offer customers flexible, low-cost, and timely solutions to meet their flexible work space and storage needs on an outsourced basis.
On July 1, 2020, WillScot Corporation ("WillScot") combined with Mobile Mini, Inc. ("Mobile Mini") in a stock-for-stock merger (the "Merger"), and WillScot changed its name to WillScot Mobile Mini Holdings Corp. WillScot Mobile Mini is the holding company for the Williams Scotsman and Mobile Mini families of companies. The Company operates in four reportable segments as follows: North America Modular Solutions ("NA Modular"), North America Storage Solutions ("NA Storage"), United Kingdom Storage Solutions ("UK Storage"), and Tank and Pump Solutions ("Tank and Pump"). Prior to the third quarter of 2021, the NA Modular segment aligned with the WillScot legacy business prior to the Merger, and the NA Storage, UK Storage, and Tank and Pump segments aligned with the Mobile Mini segments prior to the Merger. During the third quarter of 2021, the majority of the portable storage product business within the NA Modular segment was transitioned to the NA Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were transferred to the NA Storage segment. Within this Annual Report on Form 10-K, we have presented certain financial information on a pro forma basis and supplemental pro forma financial statements within Management’s Discussion and Analysis of Financial Condition and Results of Operations to include Mobile Mini's results as if the Merger and related financing transactions had occurred on January 1, 2019, as we believe this is a better representation of the go-forward operations of the combined company, and we believe this information is useful to investors in order for them to better understand the combined historical financial results of the legacy businesses for comparative purposes.

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
Single-Wide Modular Space Units. Single-wide modular space units include mobile offices and sales offices. These units offer maximum ease of installation and removal and are deployed across the broadest range of applications in our fleet. These units typically have “open interiors,” which can be modified using movable partitions, and include tile floors, air conditioning, heating, and filtration units, partitions and toilet facilities.
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
Classrooms. Classroom units are generally double-wide units or Flex panelized units adapted specifically for use by school systems or universities. Classroom units usually feature teaching aids, air conditioning, heating, and filtration units, windows and, if requested, toilet facilities.
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
Steel containers have a long useful life with no technical obsolescence. Our portable storage containers generally have estimated useful lives of 30 years from the date we build or acquire and remanufacture them, with average residual values in excess of 50%. We maintain our steel containers on a regular basis by removing rust, painting them with rust inhibiting paint, plug‑welding holes, and occasionally replacing the wooden floor or a rusted steel panel. Repainting the outside of storage units is the most common maintenance item. A properly maintained container is essentially in the same condition as when it was initially remanufactured.
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
Delivery, Installation and Removal
We operate a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, site work, installation, disassembly, unhooking and removal, and other services to our customers for an additional fee as part of our leasing and sales operations. Revenue from delivery, site work, and installation results from the transportation of units to a customer's location, as well as site work required prior to installation, and installation of the units which have been leased or sold. Typically, modular units are placed on temporary foundations constructed by our in‑house service technicians or subcontractors. These in‑house service technicians or subcontractors also generally install any ancillary products and VAPS. We also derive revenue from disassembling, unhooking, and removing units once a lease expires. We believe that our logistics and service capabilities are unrivaled in the industry, differentiate us from competitors, and enhance our value proposition to our customers.
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

Product Leases
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable recurring revenue stream. For the year ended December 31, 2021, over 90% of new lease orders were on our standard lease agreement, pre-negotiated master lease, or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. For the year ended December 31, 2021, the average effective duration of our consolidated lease portfolio for modular space and portable storage units was over 31 months. As a result, our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio.
For the year ended December 31, 2021, our average minimum contractual lease term at the time of delivery in our NA Modular segment for modular space units was 11 months. However, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our NA Modular segment lease portfolio was over 35 months. Customers are responsible for the costs of delivery and set-up, dismantling and pick-up, customer-specified modifications, costs to return custom modifications back to standard configuration at end of lease, and any loss or damage beyond normal wear and tear. Our leases generally require customers to maintain liability and property insurance covering the units during the lease term and to indemnify us from losses caused by the negligence of the customer or their employees.

Rental contracts with customers within our NA Storage and UK Storage segments are generally based on a 28‑day rate and billing cycle. The rental continues until cancelled by the customer or us. On average, steel storage containers on rent in our NA Storage and UK Storage segments for the year ended December 31, 2021 had been in place for over 31 months, and the steel ground level offices on rent for the year ended December 31, 2021 had been in place for over 15 months. Rental contracts provide that the customer is responsible for the cost of delivery and pickup and specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. Customers may purchase a damage waiver to avoid damage liability in certain circumstances, which provides an additional source of recurring revenue. Customer possessions stored within a portable storage unit are the responsibility of that customer.
Rental contracts with Tank and Pump Solutions customers typically offer daily, weekly, or monthly rates. Certain larger customers have multi-year agreements that limit rate increases during the term of the contract. The rental duration varies widely by application, and the rental continues until the unit is returned in clean condition to us. On average, contracts in our Tank and Pump Solutions segments for the year ended December 31, 2021 had been in place for over 8 months. Rental contracts specify that the customer is responsible for carrying commercial general liability insurance, is liable for any damage to the unit beyond ordinary wear and tear, and for all materials the customer contains in rented equipment. The customer is contractually responsible for the cost of delivery and pickup, as well as thoroughly emptying and cleaning the equipment before return.
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
As of December 31, 2021, we had approximately 390,000 total units including over 162,000 modular space units, over 213,000 portable storage units, over 13,000 tank and pump units, and other value-added products representing fleet net book value of $3.1 billion. Approximately 111,000 of our modular space units, or 68% and 180,000 of our portable storage units, or 84% were on rent as of December 31, 2021, and tank and pump Original Equipment Cost ("OEC") utilization was 73.5% as of December 31, 2021.

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

Customers
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions, and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets, as we did in 2020 and 2021 to service emerging demand in the healthcare and government sectors related to COVID‑19, as well as expanded space requirements related to social distancing. We track several market leading indicators in order to predict demand, including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 47% and 40% of our revenues, respectively, for the year ended December 31, 2021. In order to optimize the use of fleet assets across our branch network, we centrally manage fleet rebalancing across our end markets. This allows us to serve 15 distinct end markets in which no one customer accounted for more than 2% of revenues for the year ended December 31, 2021.
For the year ended December 31, 2021, our top 10 customers accounted for approximately 5% of revenues, and our top 50 customers accounted for less than 13% of revenues, reflecting low customer concentration and significant project diversification within our portfolio.
Our logistics and service infrastructure is designed to meet or exceed our customers’ expectations by reacting quickly, efficiently, and with consistent service levels. As a result, we have established strong relationships with a diverse customer base, ranging from large multinational companies to local sole proprietors. We served over 85,000 unique customers in 2021. We believe that our customers prefer our modular space and portable storage products over fixed, on-site built space because they are a quick, flexible, cost-effective, and low-risk solution for temporary or permanent expansion or storage.
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
The commercial and industrial segment also includes customers in retail and wholesale trade. These include department, drug, grocery, and strip mall stores, logistics, warehousing and distribution services, as well as restaurants, service stations, and dry cleaners. Our customers in retail and wholesale trade include big‑box retailers who have storage needs during renovations or other large on-site projects. On a stand‑alone basis, retail and wholesale trade customers comprised approximately 11% of fiscal year 2021 rental revenue.
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

Competitive Strengths
We believe that the following competitive strengths have been instrumental to our success and position us for future growth:
North American Leader in Turnkey Modular Space and Portable Storage Solutions
The Mobile Mini Merger brought together WillScot’s leading modular space capabilities and Mobile Mini’s leading portable storage solutions to create an industry-leading business services provider specializing in innovative flexible work space and portable storage solutions. We benefit from complementary capabilities, a diverse customer base with over 85,000 customers across different end markets, and a geographic footprint of approximately 275 branch locations and additional drop lots.
Our broad and complementary network serves the largest North American metropolitan areas with local teams who are experts in their respective markets. Our cost‑effective coverage model serves smaller customers at the local and regional level, while also addressing the needs of larger national customers looking for a full suite of high-quality services that can be provided on a consistent basis throughout North America. Since geographic proximity to customers is a competitive advantage in the modular space and portable storage industry, we believe that our extensive branch network allows us to better serve existing customers and attract new customers.

We believe our extensive scale results in significant operational benefits, such as optimization of fleet yield and utilization, efficient capital allocation, superior service capabilities, and the ability to offer consistent "Ready to Work" solutions across all of our branch locations.
VAPS
We deliver "Ready to Work" solutions through our growing offering of VAPS, such as the rental of steps, ramps, furniture packages, damage waivers, and other amenities. This thoughtfully curated portfolio of VAPS makes modular space and portable storage units more productive, comfortable, and secure for our customers and allows us to generate higher revenue per transaction and return on capital, and differentiates us from our competitors. These turnkey solutions offer customers flexible, low‑cost, capital efficient, and timely solutions to meet their space needs on an outsourced basis.
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
During 2021, we introduced a similar cross-selling opportunity within ground level offices in the NA Storage segment. We are also introducing an innovative "Ready to Work" storage solution with VAPS such as integral tool racking, storage desks and charging stations, shelving, lighting and locks.
Sophisticated Logistics and Service Capabilities
Building from the largest branch network in the industry, we operate a sophisticated hybrid in-house and outsourced logistics and service infrastructure that we believe is highly differentiated from our competitors and enhances the value proposition we provide to customers. Precise scheduling of installations and removals, same-day delivery capabilities on certain products, and ability to mobilize large volumes of equipment in any geography serviced by our branch network are all unique capabilities that differentiate WillScot Mobile Mini, particularly among more demanding customer segments. We believe that continuing to further optimize our logistics and service capabilities through the deployment of technology and in-sourcing our services is an opportunity for further cost efficiency and differentiation with our customers.
Investments in Technology
We believe our technology serves as a primary differentiator relative to our competition and is a key component of our customer value proposition. Initiatives underway to further leverage our state of the art SAP enterprise resource planning platform will result in further operating efficiencies and enhance the overall customer experience. Effective use of real‑time information allows us to monitor and optimize the utilization of our fleet, allocate our fleet to the highest demand markets, optimize pricing, and determine the best allocation of our capital to invest in fleet and branches.
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
Similarly, technology is continuing to develop related to our fleet to offer an enhanced experience for our customers. Unit tracking, customer service portals, and other customer‑facing technological benefits differentiate our offering from competitors who have not invested in these capabilities. We believe we possess superior technology infrastructure relative to our competition and we intend to extend this advantage further by leveraging our infrastructure investments.
Diversified Revenue Base by End Market, Product, Service and Geography
We have established strong relationships with a diverse customer base, ranging from large national accounts to small local businesses. Our customers operate in a diversified set of end markets, including commercial and industrial, construction, education, energy and natural resources, government, and other end markets. For the year ended December 31, 2021, the top 50 customers for WillScot Mobile Mini accounted for less than 13% of total revenues. We believe that the diversity of our customer end markets reduces our exposure to changes related to a given customer, shifts within an industry or geographic region, and end market industry seasonality, while also providing significant opportunities to grow our business. Furthermore, the nature of our products is such that their use is generally agnostic to industry. This flexibility insulates utilization from exposure to industry‑specific shocks, provided there are other needs and applications for these products within a reasonable distance. Accordingly, our business has been able to support front‑line workers and other essential businesses during the COVID‑19 crisis by providing temporary testing sites, treatment centers, exam rooms, hospital swing space, temperature screening checkpoints, office space to support social distancing, and storage for related supplies.

The following chart illustrates the breakdown of our customers and revenue by end markets as of December 31, 2021. In order to optimize the use of fleet assets across our branch network, we centrally manage fleet rebalancing across our end markets. This allows us to serve 15 distinct end markets in which no customer accounted for more than 2% of revenue for the year ended December 31, 2021.

REVENUE MIX BY END MARKET	CUSTOMER CONCENTRATION

Healthcare; 1%
Engineering & Architecture; 3%
Government; 2%
Highway
& Heavy Construction; 6%
Education; 4%
Home Builders
& Developers; 7%
Energy &
Natural Resources; 7%
Retail &
Wholesale Trade; 11%
Non-Residential
& GCs; 14%
Subcontractors; 10%
Professional Services; 1…
Agriculture, Forestry
& Fishing; 1%
Arts, Media, Hotels
& Entertainment; 2%
Commercial, Industrial & Other; 8%
Manufacturing; 11%

Proven Track Record Realizing Acquisition Synergies and Deploying Best Practices
We have a strong track record of integrations generating significant synergies with our acquisitions of Mobile Mini, Modular Space Holdings, Inc. ("ModSpace"), Onsite Space LLC ("Tyson"), and Acton Mobile Holdings LLC ("Acton"). During the year ended December 31, 2021, the Company acquired certain assets and liabilities of seven regional modular space and storage businesses and quickly integrated these assets into our leasing portfolio and branch network. Opportunities such as these allow us to reach new customers, expand our product and service offering, and provide further opportunities for revenue and cost synergies. See “Risk Factors—We may be unable to successfully acquire and integrate new operations, which could cause our business to suffer."
Our Asset Base Provides Highly Attractive Asset-Level Returns with Long Useful Lives
The combination of long, predictable lease durations, long asset lives, and attractive unit economics underpins the compelling cash generation capability in our business model. As such, we have made significant investments in our lease fleet and consolidated several competitors. For the year ended December 31, 2021, our modular space and portable storage lease fleet consisted of over 129 million square feet of relocatable space, comprising over 162,000 office units and over 213,000 steel container units.
We generate an attractive internal rate of return ("IRR") in our modular space portfolio driven by the long economic life of our fleet, exceeding 20 years on average, inclusive of any capital expenditure ("capex") required to maintain the fleet to its value maximizing earning potential. On average, the IRR for a modular unit, including VAPS, is over 25%.
Similarly, portable storage containers are able to generate an IRR of approximately 30%. These units require minimal maintenance capex. The stability of cash flows combined with strong economic returns make both modular space and portable storage containers highly attractive specialty rental asset classes, and our logistics and service capabilities and investments in technology further enhance the returns we can generate from these assets.

The following chart illustrates the breakdown of the net book value ("NBV") of our rental equipment between the various modular space product types, portable storage and VAPS as of December 31, 2021.

Our Business Generates Predictable Recurring Cash Flow Due to Our Long-Term Leases and Flexible Capex Requirements
Our recurring revenue, combined with our flexible capex requirements and efficient use of working capital has allowed us to generate substantial free cash flow, both in periods of growth and economic downturn. The long term nature of our leases, with average lease durations in excess of 31 months as of December 31, 2021, produces strong operating income and predictable cash flow.
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

Our Industry
We primarily operate within the modular space, portable storage, and specialty containment markets. Our services also span across a variety of related sectors, including furniture rental, transportation and logistics, facilities rental services, job site services and commercial real estate.
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
Portable storage units continue to find new applications as business needs change and develop. Demand for portable storage is driven by a number of factors, including:
•Versatility: portable storage units can be easily customized to suit customer specifications. While standard applications include locking double‑door systems to facilitate loading. However, custom entrances, such as rolling or sliding doors, can be added for personnel access.
•Affordability: portable storage provides customers with a flexible and low‑cost storage alternative to permanent warehouse space and fixed‑site self‑storage.
•Safety: units can be easily outfitted with fire and water‑resistant surfaces and materials. ISO containers are often wind and leak‑proof by virtue of their uses in logistics and shipping. Nearly all units are made from steel, which is a low‑cost, durable material.
•Security: a variety of enhanced locking mechanisms are available for portable storage units, including our patented Tri‑Cam Locking System® and ContainerGuardLock®. These features offer additional protection for high‑value goods and inventory.
•Convenience: portable storage units provide immediate ground‑level access for consumers and can be easily transported in large quantities via truck, rail, or cargo ship.
•Aesthetics: portable storage units can be easily painted and decorated with company colors and logos and are less conspicuous than other portable storage alternatives.
Specialty Containment Market
This market is served by our Tank and Pump Solutions business. In the specialty containment sector, we service different markets: the industrial market, comprised mainly of chemical facilities and refineries, also known as the “downstream” market and, to a lesser extent, companies engaged in the exploration and production of oil and natural gas, or the “upstream” market. Additionally, we serve a diversified group of customers engaged in projects in the construction, pipeline, and mining markets. Downstream customers utilize tank and pump equipment and services to manage and remove liquid and solid waste generated by ongoing operating activities as well as turn‑around projects and large‑scale expansion projects. Upstream customers, who we estimate represent approximately 2% of tank and pump revenues for the year ended December 31, 2021, tend to rent steel tanks to store and transport water and propellant used in well hydraulic fracturing. Other customers utilize a wide variety of our products differentiated by the type of project in which they are engaged.
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
Our competitors include lessors of storage units, mobile offices, van trailers, and other structures used for portable storage, as well as traditional commercial office space and conventional fixed self-storage facilities. Some of our competitors may have greater market share in certain geographic regions. Significant modular space and portable storage competitors include McGrath RentCorp, PODS, United Rentals, ATCO Structures & Logistics, BOXX Modular, and 1-800-PACK-RAT in North America, and Wernick Hire and Elliott in the UK. Numerous other regional and local companies compete in individual markets.
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

Our Business and Growth Strategies
We intend to maintain a leading market position and increase our revenue and profitability by pursuing the following strategies, all of which we have demonstrated in our historical operating performance:
Expand Penetration of Value-Added Products and Services
As of December 31, 2021, we estimate that we have an organic revenue growth opportunity of over $150 million as the average VAPS rate of our units on rent in our NA Modular segment converges over time to the VAPS price and penetration levels achieved on our most recently delivered units. We believe this growth opportunity could be substantially larger if we successfully penetrate more of our modular space orders, and expand our VAPS offering for portable storage units.
Optimize Rate Across Fleet
We continue to advance multiple pricing strategies across our fleet to drive revenue growth. Leveraging our expertise developed in NA Modular, we plan to implement dynamic pricing, customer segmentation, and contract standardization in our other segments. Our long history of success, demonstrated by 17 consecutive quarters of double-digit rate growth as of December 31, 2021 in the US within our NA Modular segment, gives us confidence that we can successfully deploy this strategy. The turnover of our fleet, with average lease durations of nearly three years, creates natural and recurring opportunities to capture incremental price increases. As the market leader in our industry, we offer the broadest fleet portfolio, the most differentiated turnkey VAPS, and the most consistent service capabilities across the largest branch network to help our customers be 'Ready to Work'.
Enhance Market Penetration Between Segments
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
Generate Cash Flow Through Operational Efficiencies, Cost Reductions, and Technology
We are implementing many initiatives designed to improve operations and increase profitability. We continually assess our branch operating footprint, vendor base, and operating structure to maximize revenue generation while minimizing costs. The Merger provides us with increased scale, numerous operational best practices from both the legacy WillScot and legacy Mobile Mini businesses, and a state-of-the-art SAP ERP platform, all of which we believe will significantly improve our operating efficiency over time. We have a proven track record of efficiently integrating acquisitions and quickly eliminating operational redundancies while maintaining acquired customer relationships.
Deploy Capital to Strategically Support Organic Growth and Optimize Returns
We maintain a disciplined focus on our return on capital and invest opportunistically across multiple uniquely attractive asset classes, prioritizing our investments to where we see the strongest potential returns. We continually assess both our existing lease fleet and customer demand for opportunities to deploy capital more efficiently. We manage our maintenance capex and growth capex to align with the economic conditions in which we operate. Within our existing lease fleet, we examine the potential cash and earnings generation of an asset sale versus continuing to lease the asset. In addition, we examine the relative benefits of organic expansion opportunities versus expansion through acquisition to obtain a favorable return on capital.

Leverage Scale and Organic Initiatives with Accretive Acquisitions
Our markets for modular space and portable storage solutions are fragmented. We estimate that approximately 55% of the modular market and approximately 70% of the portable storage market in North America are supplied by regional and local competitors. We have the broadest network of operating branches in North America, as well as a scalable corporate center and information technology systems, which position us to continue to acquire and integrate other companies while expanding the products and services available and offered to acquired customers. During 2021, the Company acquired certain assets and liabilities of several smaller entities, which consisted primarily of 15,700 storage units and 5,800 modular units. We expect to pursue acquisitions opportunistically that will provide further scale efficiencies and allow us to improve returns generated by the acquired assets.
Use Free Cash Flow to Drive Value Creation
Our free cash flow generation has accelerated rapidly in recent years, and we expect this trend to continue as we execute our strategy. While we see numerous organic and inorganic opportunities to re-invest in our core businesses, we believe we can generate surplus free cash flow with which we can both reduce leverage and return capital to shareholders over time. We view this as an additional powerful value creation lever, and we are committed to deploying this capital as productively as possible in the interests of our shareholders.

Human Capital Management
As of December 31, 2021, we employed approximately 4,700 people worldwide, the majority of which are full time. Of these employees, approximately 4,320 are employed in North America (the US, Canada and Mexico), and approximately 380 are employed in the UK. We have collective bargaining agreements in portions of our Mexico-based operations representing approximately 1% of our worldwide employees. Approximately 87% of employees work in our approximately 275 branch locations and additional drop lots, while 13% of employees serve in various corporate functions. We have not experienced a strike or significant work stoppage, and we consider our relations with the labor unions and employees to be good.
Our Chief Human Resources Officer ("CHRO") along with other members of our executive leadership team, and with guidance from our board of directors, develops and executes our human capital strategy. This includes attracting, hiring, developing, retaining and engaging talent to deliver our strategy, designing employee compensation and benefits programs, and developing and integrating our inclusion and diversity ("I&D") initiatives.
Whether at a branch location or onsite with our customers, our people give us a competitive advantage versus our peers and competitors in the industry. That differentiation begins with our values. Our values are lived through our employees, acknowledged by our vendors and aligned to the needs of our customers and communities. Our values provide the basis for our approach to human capital management as well as how we treat our stakeholders.
Company Values
•Dedicated to Health & Safety: We are subject to certain environmental, health and safety regulations as well as other laws and regulations in countries, states or provinces, and localities in which we operate. Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of our operations. We take responsibility for our own well being and for those around us.
•Committed to Inclusion & Diversity: We are stronger together when we celebrate our differences and strive for inclusiveness. We believe that a rich culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce to exceed customer expectations and meet our growth objectives. We encourage collaboration and support the diverse voices and thoughts of our employees and communities.
•Driven to Excellence: We measure success through our results and achievement of our goals. We continuously improve ourselves and our products and services in pursuit of maximizing shareholder value.
•Trustworthy & Reliable: We hold ourselves accountable to do the right thing.
•Devoted to Our Customers: We anticipate the growing needs of our customers and strive to exceed their expectations and make it easy to do business with us.
•Community Focused: We actively engage in the communities we serve and deliver sustainable solutions.
Elements of Our Human Capital Strategy
The disruption in the labor force in 2020 continued into 2021. Many of our industry competitors have met these changes with little more than short-term compensation increases. We have taken a more holistic approach designed to meet our employees where they are at any stage within their lives. Our employee value proposition is simple: every day our employees deliver excellent service to our customers, and we are committed to delivering an employee experience that creates opportunity and ensures dignity for every employee.
Our involuntary turn over remains manageable at 23%, and the average tenure of our drivers remains strong at five years, during a period where demand for drivers is increasingly high. We believe that our strategy with the cornerstones of opportunity and personal dignity gives us an advantage over other companies. Our offerings are designed to benefit employees and their families, and we continue to develop best in class programs and services that are aligned to deliver targeted business outcomes that best fuel our growth trajectory. Through our acquisitions, we believe that we have extended these benefits to a broader employee population while raising the operating standards in our industry. The following highlights a few of our programs.
Employee Engagement
We are committed to keeping our employees informed and engaged in Company news and events, while helping them connect to our strategy and values. We share information through a range of channels including direct email and text capabilities, an employee intranet, televisions in our branches and quarterly all-employee town halls. We actively engage with our employees in topics that impact their experiences at work. We work with an outside vendor to administer an annual employee engagement survey along with regular pulse surveys to give our teams an active voice on topics that impact them directly. Their feedback is leveraged to shape policies, processes and other aspects of our workplace.
Learning and Development
Human capital development underpins our efforts to execute our strategy and continue to develop our people, products and services. We continually invest in our employees’ career growth and provide all employees with a wide range of personal and professional development experiences, both formal and informal, for all stages of their career journey.
Our formal offerings include tuition reimbursement, a diverse curriculum of over 6,000 learning courses, vocational training, and leadership development experiences. We have organized a proprietary foundational leadership development program, which combines skill building with an opportunity to put skills into practice. Since 2015, over 500 of our team members have participated in this program. In 2019, we partnered with a leading graduate business school to launch a targeted executive education program. And in 2021, we launched our new driver apprentice program to provide development opportunities to employees interested in becoming a Commercial Driver's License ("CDL") Class A driver for the Company. This new program also created internal development opportunity for current employees to become trainers.
Continual learning and career development is advanced through our in-depth succession planning process where we look across the organization to ensure diversity and inclusion are at the forefront of our human capital management. We then transition into goal planning and development conversations with employees that are supported by our library of personal and professional development courses, customized training engagements and seminars, conferences, and other training events where employees are encouraged to attend in connection with their job duties and developmental goals.
Inclusion and Diversity
We encourage and empower the diverse voices and contributions of our stakeholders to drive increased market share and global value. In 2021, we established and held the first meeting of our Inclusion & Diversity Council and launched five Inclusiveness Resource Teams ("IRTs"): Women of WSMM ("WOW"), Black Organization for Leadership & Direction ("BOLD"), Veterans United, Hispanos, and People Respecting that Identity and Sexuality Matters ("PRISM"). IRTs are voluntary, employee-led groups that foster an inclusive and diverse workplace aligned with our values and strategy. These groups were established to support our employees and provide opportunities for exposure, development and contribution to the organization.
The tone for I&D in our Company starts at the top with our executives and is bolstered with support from our board of directors. The Inclusion & Diversity Council is a cross-functional team of leaders, including our CEO, CHRO, and divisional senior vice presidents, that acts as a steering committee to help guide our I&D efforts globally. We expect to achieve the Company’s aspirations by (i) having regular board oversight of the Company’s I&D efforts, and (ii) improving I&D initiatives throughout the complete lifecycle of employee engagement (from recruitment, through development and advancement). We have trained hundreds of leaders in our organization on unconscious bias and provided I&D e-learning opportunities to our employees. Our CEO and CFO have I&D metrics as part of their compensation and performance targets.
Rewards, Health & Well Being
We crafted our total rewards strategy with a strategic focus on the health and well being of our employees. We do this, in part, by ensuring competitive pay at every level of the organization. We employ human capital consultant data to set and maintain pay ranges and pay levels across the organization. Incentives are designed to reward eligible employees commensurate with Company performance. Depending on the position, incentives may be either individually based (sales commissions), group-based (regional performance bonuses), or Company-based (corporate and executive employees).
Executive compensation is reviewed and analyzed via an independent third-party consultant and approved by the compensation committee of our board of directors. The consultant takes peer group data and general market data into account, when providing pay guidance, to ensure executive pay is both competitive and reasonable, based on the prevailing market standards.
Our approach to our benefits begins with a centralized focus on the employee. We use high deductible healthcare plans to promote positive consumer behaviors and pay approximately 70% of the cost of the employee premiums. We mitigate the burden to the employee from these plans by seeding their health savings accounts (“HSA”) at the beginning of each year, covering between 35% and 50% of employee deductibles. We also provide a biometric screening incentive in the form of an additional HSA contribution. HSA incentives are used to promote behaviors as needed, such as compliance with federal, state and local COVID-19 requirements and guidance. We have an employee assistance program to provide counseling sessions for every employee as they are needed.

Wellness does not end with physical and mental health. We also offer several ways for our employees to feel prepared financially. Along with our 401(k) matching, we offer several educational services employees can use to strengthen their financial acumen. Additionally, we provide short-term disability pay at 100% of annualized wages for approved cases, and support can last up to 26 weeks. We offer paid parental leave for those employees who expand their families, as well. Regardless of the hurdles our employees face we are prepared to support them through their major life events and times of need.
Our employees are doing their part to support each other as well. The Minions of Kindness Fund is an employee-led 501(c)(3) organization that uses employee donations to support WillScot Mobile Mini employees in times of distress.
Our Approach to Environmental, Social and Governance
We are committed to upholding high standards when it comes to our environmental, social and governance ("ESG") responsibilities, as well as the safety of our employees and our business partners. The principal products we provide to our customers are long-lived, reusable and relocatable assets that produce minimal waste. For decades, we have committed ourselves to circular economic practices to reuse as many of the assets as possible. Our board of directors, at the direction of its nominating and corporate governance committee, is actively involved in the development of our ESG strategy and approach. Over the next several years, we will focus on numerous goals in the areas of ESG:
Focus Areas
•Environmental - Our commitment to environmentally sound business practices includes three key areas of focus:
◦reducing greenhouse gas emissions as part of our operations;
◦reducing the amount of waste we deliver to landfills; and
◦improving the energy efficiency of our products.
•Social - We are committed to socially responsible business practices throughout our operations. We have focused especially on improving diversity, equity, and inclusion throughout our organization, and on improving the communities in which we work. Our five areas of focus in this regard are to:
◦improve inclusion and diversity across the organization (as described above);
◦focus on community partnering across all of our locations;
◦remain diligent in placing safety first, always;
◦improve health and wellness opportunities for all our employees (as described above); and
◦improve customer engagement and relations.
•Governance
◦Continue to align our corporate governance structure with our ESG strategy
◦Improve the diversity of our Board and management
In the near term, we are pursuing the following five key strategic initiatives to drive increased benefits for our stakeholders.
•Materials: Reduce, reuse, recycle with our modular and storage units and VAPS
•Climate: Reducing greenhouse gas emissions from our owned trucking and yard fleet
•Health & Safety: Health & Safety First at our branches, on the road and at our customer sites
•Inclusion: Ensuring every employee has the opportunity to thrive and seek upward mobility
•Community: Leveraging our scale to lift up all 275+ of our communities and amplify our impact
Environmental
Circular Business Model (Materials)
We lease commercial grade office and storage units that are designed to be reused, relocated and reconfigured and have refurbishment capabilities for our office units. These assets are cycled to different customers seven times over their 20-year lifetime with a minimal refresh or get ready before each new cycle. We then layer on refurbishment, which can extend the asset life by another 10 years. With the cost of refurbishment at only 20-30% of the cost of a new unit, it’s more capital efficient to refurbish our units and it extends the life significantly. Our newest office space, called FLEX, is a panelized product which means that the panels, or walls, can be reconfigured and reused, thus eliminating wood waste.
We also have modernization facilities to put our storage assets, which we acquire used, into service as a storage unit.
Value Added Products (“VAPs”) adds another dimension to our circular story because we are able to reuse, repair, and maintain VAPs that come off rent, which helps drive better margins and growth. In addition, putting VAPs into our circular business model significantly reduces material usage both for us and for our customers, who otherwise buy and dispose of their VAPs at the end of the project.

Circular by design, our lease and renew business model helps us to reduce material usage, emissions and costs, while helping our customers with their ESG goals.
GHG Emissions (Climate)
Compared to other industrial companies, our greenhouse gas footprint and risk is small, but we can still produce positive impacts that directly align with cost efficiency and customer benefits. To reduce greenhouse gas emissions and other air quality impacts from our diesel-fueled delivery and setup fleet, we have begun replacing older diesel truck engines with modern, efficient engines, and are working to test delivery trucks fueled by renewable natural gas. Over time, these efforts will help to reduce our fuel costs and risks, while also helping us secure contracts with like-minded customers.
Social
Safety
Protection of people and the environment is a core value at WillScot Mobile Mini. It is a key component of our Sales, People and Operational Excellence priorities. These priorities are the driving force that shapes who we are and what we do. WillScot Mobile Mini fosters an environment in which our employees feel empowered and choose to make the safest and best decisions possible. Safety extends beyond our branches and yards and includes travel on roads and highways and our activities at customer sites.
Today, we are operating at high levels of safety and low levels of injury. Our Total Recordable Incident Rate (“TRIR”) is 0.82 incidents per labor hour, compared to the 2.5 incidents per labor hour rate for the construction industry as reported by the Bureau of Labor Statistics. We are using technology to assist our drivers and other team members in the safety arena. In 2020, we created an assessment tool, our “Safety Save” application, that tracks leadership safety engagement and measures the number of safety engagements as our team members complete them. Any employee is encouraged to complete a safety assessment on an observation of a task, tool, behavior or other condition during working duties. Use of the Safety Save application is just one manner we use to manage safety leadership at all levels. Further, we use and are expanding a vehicle/truck-based camera system used to improve driving behaviors.
Lastly, we maintain a safety assessment program that drives increased focus to our Health & Safety core value, by providing increased visibility. Our goal is to help each team member succeed and enjoy a safe working experience. We know no business can exist without people. Who we are as people ultimately defines what we are as a business, and safety is everyone’s responsibility.
COVID-19 Safety Protocols
We remain dedicated to protecting the health and safety of our employees and customers and have adjusted our business to meet various country, state, and local requirements. We are considered an “essential business” and our employees are considered “essential workers.” We have continued to service our customers throughout the pandemic, while implementing robust health and safety protocols to protect our visitors, employees and customers.
We follow US Centers for Disease Control and Prevention, OSHA and/or applicable country, state and local guidelines at the locations where we operate. To comply with public health guidance and reduce the risk of COVID-19 transmission, unvaccinated visitors, customers and employees are required, prior to commencing work at our facilities and offices each day, to check their temperature and complete a daily symptom certification that is documented and reviewed by our COVID team members. We provide masks and hand sanitizer to our visitors, customers, and employees, as well as require adherence to appropriate social distancing practices. We have also enhanced cleaning/sanitization protocols at our locations.
COVID-19 testing for employees is covered by our health insurance and we actively track key COVID metrics. Additionally, we are providing an incentive to our employees that choose to get vaccinated, as well as paid time off for vaccination and any side effects. We also meet all client requirements for site access or general compliance with their required COVID protocols. We remain flexible to the situation, and keep our employees informed of the current best guidance, as provided by professionals and experts.
Community
Community engagement is at the heart of our business. Due to our scale, we bring new engagement opportunities to our entire workforce in two ways. We recently launched our giving platform called "Give Where You Live" where employees can partner with the local charity of their choice across all 275 of our locations in the way that is most meaningful to them. We encourage our employees to give their time, talent and/or treasure locally to our core four causes of Shelter, Hunger, Education, and Health & Wellness. We have expanded our existing Company match program and have created a volunteer rewards program to encourage increased volunteerism globally. Our IRTs support our community-focused values through volunteer opportunities that are meaningful to the populations that they represent. We also have Company-wide partnerships like Habitat for Humanity, where we are able to provide giving opportunities in the normal course of business, like the temporary use of our storage containers at Habitat build sites. We know that when we give where we live, we can make a difference.

Governance
Good governance enables everything we do. After the WillScot Mobile Mini merger, our combined board of directors created a roadmap to transition the company’s governance practices. We modified our charter to establish an ESG initiative, and to provide oversight for that initiative. Our audit committee and enterprise risk management committee each review the board of directors’ and the Company’s activities to assess risks and develop plans to mitigate those risks. These committees consider a variety of potential risks that may affect the Company over the next three years, including climate change, truck fleet emissions, labor law changes, diversity, and zoning laws.

Intellectual Property
We operate primarily under the WillScot and Mobile Mini brands. We protect our products and services through the use of trademarks and patents, none of which are individually material to our business. Our trademarks and patents are registered or pending applications for registrations in the US Patent and Trademark Office and various non‑US jurisdictions. On our Modular fleet, we maintain a patent for the design of our Flex units in the US and other patents in the US and non-US jurisdictions concerning various assembly and panel components. We believe that Flex represents innovative and versatile purpose built modular space solutions in the industry, which has helped us expand commercially into new end markets. On our Storage fleet, we have patented our proprietary Tri‑Cam Locking System®, ContainerGuardLock® and other continued improvements in locking technology in the markets in which we operate, as well as in Europe and China. We believe that continued innovation differentiates WillScot Mobile Mini with our customers and represents a source of long-term competitive advantage.

Significant Developments
Mobile Mini Merger
On July 1, 2020, we closed the Merger at which time Mobile Mini became a wholly-owned subsidiary of WillScot. Concurrent with the closing of the Merger, we changed our name to WillScot Mobile Mini Holdings Corp. We believe that the Merger is resulting in strategic and financial benefits by combining the two industry leaders in the complementary modular space and portable storage solutions markets. During the second quarter of 2021, we executed the successful integration of the two companies' enterprise resource planning ("ERP") operating and financial systems.
Reportable Segments
We operate in four reportable segments as follows: North America Modular Solutions ("NA Modular"), North America Storage Solutions ("NA Storage"), United Kingdom Storage Solutions ("UK Storage") and Tank and Pump Solutions ("Tank and Pump"). The reporting segments are aligned with how we operate and analyze our business results. Prior to the third quarter of 2021, the NA Modular segment represented the activities of WillScot historical segments prior to the Merger, and the NA Storage, UK Storage and Tank and Pump segments represented the segments reported by Mobile Mini prior to the Merger. During the third quarter of 2021, the majority of the portable storage product business within the NA Modular segment was transitioned to the NA Storage segment, and associated revenues, expenses, and operating metrics were transferred to the NA Storage segment beginning in the third quarter of 2021.
Asset Acquisitions
During the third and fourth quarters of 2021, we acquired the assets and liabilities of seven regional storage and modular companies, which consisted primarily of 15,700 storage units and 5,800 modular units for $147.2 million in cash. We recorded rental equipment of $142.1 million as a result of these acquisitions.
Financing Activities
On March 26, 2021, we redeemed $65.0 million of our 6.125% senior secured notes due 2025 (the "2025 Secured Notes") at a redemption price of 103.0%, plus accrued and unpaid interest. This repayment was funded by internally generated cash flow and lower cost borrowings under the ABL Credit Agreement, dated July 1, 2020, by and among Williams Scotsman Holdings Corp. (“Holdings”), Williams Scotsman International, Inc. (“WSII”), the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (as amended from time to time, the “2020 ABL Facility”). Upon redemption in the first quarter of 2021, we recorded a loss on extinguishment of debt in the consolidated statement of operations of $3.2 million comprised of a redemption premium of $1.9 million and write off of unamortized deferred financing fees of $1.3 million.
On June 16, 2021, we redeemed an additional $58.5 million of our 2025 Secured Notes at a redemption price of 103.0%, plus accrued and unpaid interest. This repayment was funded by internally generated cash flow and lower cost borrowings under the 2020 ABL Facility. Upon redemption in the second quarter of 2021, we recorded a loss on extinguishment of debt in the consolidated statement of operations of $2.8 million comprised of a redemption premium of $1.8 million and write off of unamortized deferred financing fees of $1.0 million.
Share and Warrant Repurchases
On March 1, 2021, in connection with an underwritten secondary offering of shares of our Common Stock offered by Sapphire Holding S.à r.l. (“Sapphire Holdings”), our largest shareholder at that time and an entity controlled by TDR Capital

LLP (“TDR Capital”), we repurchased and cancelled 2,750,000 shares of our Common Stock directly from Sapphire Holdings for $73.7 million at a per share price equal to the per share price paid by the underwriters in the concurrent offering. On June 29, 2021, in connection with a second underwritten secondary offering of shares of our Common Stock offered by Sapphire Holdings, we repurchased and cancelled an additional 3,900,000 shares of our Common Stock directly from Sapphire Holdings for $108.2 million at a per share price equal to the per share price paid by the underwriters in the concurrent offering. On September 9, 2021, in connection with a third underwritten secondary offering of shares of our Common Stock offered by Sapphire Holdings, we repurchased and cancelled an additional 2,379,839 shares of our Common Stock directly from Sapphire Holdings for $67.1 million at a per share price equal to the per share price paid by the underwriters in the concurrent offering.
During the year ended December 31, 2021, we repurchased and cancelled 3,055,000 of the 2015 Private Warrants (as defined below) for $25.5 million. In addition, during the year ended December 31, 2021, 9,655,000 of the 2015 Private Warrants were exercised on a cashless basis, resulting in the issuance of 2,939,898 shares of Common Stock. As a result of these transactions, no 2015 Private Warrants were outstanding as of December 31, 2021.
During the year ended December 31, 2021, we repurchased and cancelled 254,373 of the 2018 Warrants for $2.9 million. In addition, during the year ended December 31, 2021, 5,397,695 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 2,835,968 shares of Common Stock. At December 31, 2021, 4,078,173 of the 2018 Warrants were outstanding.
During the year ended December 31, 2021, we repurchased and cancelled 12,878,490 shares of Common Stock and stock equivalents for $365.9 million, including the shares repurchased from Sapphire Holdings and all repurchased warrants. In October 2021, our Board of Directors replaced the existing share repurchase program with a new share repurchase program that authorizes us to repurchase up to $1.0 billion of our outstanding shares of Common Stock and stock equivalents. As of December 31, 2021, we had $956.7 million of the $1.0 billion share repurchase authorization remaining. Given the predictability of our free cash flow, we believe that repurchases will be a reoccurring capital allocation priority.
Amendment to 2020 ABL Facility and Supplemental Indentures
In connection with an internal tax-related reorganization (the "Reorganization") involving indirect wholly-owned subsidiaries of the Company, on December 23, 2021, WSII merged with and into its direct wholly-owned subsidiary, Williams Scotsman, Inc., a Maryland corporation (“WSI”), with WSI as the surviving entity of such merger. The purpose of the Reorganization was to simplify the Company's legal entity structure following numerous acquisitions and to reduce related franchise taxes and other administrative costs and had no impact on our underlying business operations.
In connection with the Reorganization, on December 23, 2021, WSI, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and as collateral agent (in such capacities, the “Trustee”), entered into (i) a Supplemental Indenture (the “2025 Notes Supplemental Indenture”) in relation to that certain Indenture, dated as of June 15, 2020, (as amended, amended and restated, supplemented or otherwise modified from time to time, the “2025 Notes Indenture”), by and among WSII (as successor to Picasso Finance Sub, Inc.), as issuer, the guarantors from time to time party thereto and the Trustee in respect of WSII’s 6.125% Senior Secured Notes due 2025 and (ii) a Supplemental Indenture (the “2028 Notes Supplemental Indenture” and together with the 2025 Notes Supplemental Indenture, the “Supplemental Indentures”) in relation to that certain Indenture, dated as of August 25, 2020, (as amended, amended and restated, supplemented or otherwise modified from time to time, the “2028 Notes Indenture” and together with the 2025 Notes Indenture, the “Indentures”), by and among WSII (as successor to Picasso Finance Sub, Inc.), as issuer, the guarantors from time to time party thereto and the Trustee in respect of WSII’s 4.625% Senior Secured Notes due 2028, pursuant to which WSI assumed all of WSII’s obligations and rights under each Indenture, and the guarantors party to each Supplemental Indenture confirmed their respective guarantees under each Indenture. Prior to its entry into the Supplemental Indentures, WSI was a guarantor under each Indenture and jointly and severally liable for WSII’s obligations under each Indenture.
Additionally, in connection with the Reorganization, on December 16, 2021, WSII and certain other subsidiaries of the Company entered into a third amendment (the “Third Amendment”) to the 2020 ABL Facility which, among other things, permits (i) the merger of WSII with and into WSI, and (ii) WSI to assume the duties and obligations of the Administrative Borrower (as defined in the 2020 ABL Facility) under the Loan Documents (as defined in the 2020 ABL Facility) in connection with the Reorganization.
Following the Reorganization and the entry into the Supplemental Indentures and the Third Amendment, there is no change to the consolidated operating cash flows of the obligors under the Indentures and the 2020 ABL Facility or the consolidated assets of such obligors pledged as collateral under the Indentures and the 2020 ABL Facility.
COVID-19 impact on business
Since the outbreak of COVID‑19 was designated as a global pandemic by the World Health Organization (the “WHO”) in March 2020, our operations have generally continued to operate normally with additional safety protocols in place as we have been considered an essential business in most jurisdictions. The global macroeconomic backdrop and impact on our end markets has evolved rapidly since the beginning of 2020. However, overall our lease portfolio and financial results have proven to be durable and consistent despite the severity of the economic contraction in 2020 and the current expansion in 2021.
Importantly, because of the long durations of our leases, the majority of our gross profit in any given period is from units already out on rent. This gives us significant visibility into our future cash flows, which allows us to plan ahead and adjust our capital expenditures and cost structure for varying demand levels. Our portfolio of units already out on rent at the onset of the pandemic was resilient and largely not impacted, despite the unprecedented swings in economic activity in 2020.
Activity levels in the fourth quarter of 2020 and the first half of 2021 stabilized, and our volume of new lease activations grew significantly in the second quarter of 2021 as economic activity rebounded sharply with modular deliveries across our NA Modular and NA Storage segments up a combined 9% over pro forma 2020 levels and storage product deliveries across these two segments up a combined 39% over pro forma 2020 levels and on par with 2019 pro forma activity levels. This recovery continued in the third quarter of 2021 and for the three months ended September 30, 2021, both modular and storage product deliveries across our NA Modular and NA Storage segments were up a combined 6% over 2020 levels. Economic activity for the three months ended December 31, 2021 remained strong against a more stable fourth quarter of 2020 with storage product deliveries across our NA Modular and NA Storage segments up a combined 6% over 2020 levels and modular product deliveries essentially flat with 2020 levels. Overall, while new lease activation volumes over the past eight quarters were impacted in line with the swings in economic activity, our lease revenue streams were stable and remain on an attractive upward long-term trajectory, a result of the diversification in our end markets, our long lease durations, and the success of the organic growth initiatives that we are executing.

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

ITEM 1A.    Risk Factors
Risks Relating to Our Business
We may be unable to successfully acquire and integrate new operations, which could cause our business to suffer.
We have historically achieved a significant portion of our growth through acquisitions, and we will continue to consider potential acquisitions on a selective basis. There can be no assurance that we will be able to identify suitable acquisition opportunities in the future or that we will be able to consummate any such transactions on terms and conditions acceptable to us.
Additionally, we cannot predict if or when acquisitions will be completed, and we may face significant competition for acquisition targets. Acquisitions involve numerous risks, including (a) difficulties in integrating the operations, technologies, management information systems, products and personnel of the acquired companies; (b) diversion of management’s attention from normal daily operations of the business; (c) loss of key employees; (d) difficulties in entering markets in which we have no or limited prior experience and where our competitors in such markets have stronger market positions; (e) difficulties in complying with regulations, such as antitrust and environmental regulations, and managing risks related to an acquired business; (f) an inability to timely obtain financing, including any amendments required to existing financing agreements; (g) an inability to implement uniform standards, controls, procedures and policies; (h) undiscovered and unknown problems, defects, liabilities or other issues related to any acquisition that become known to us only after the acquisition, particularly relating to rental equipment on lease that are unavailable for inspection during the diligence process; and (i) loss of key customers or suppliers.
In connection with acquisitions, we may assume liabilities or acquire damaged assets, some of which may be unknown to us at the time of such acquisitions.
We assess the condition and regulatory certification of an acquired fleet as part of our acquisition due diligence. In some cases, fleet condition or regulatory certification may be difficult to determine due to the fleet being on lease at the time of acquisition and/or inadequate certification records. Fleet acquisitions may therefore result in a rectification cost that we may not have factored into the acquisition price, impacting our ability to deploy units and the profitability of the fleet we acquired.
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
Acquisitions are inherently risky, and we cannot provide assurance that any future acquisitions will be successful or will not materially adversely affect our business, results of operations and financial condition. If we do not manage new markets effectively, some of our new branches and acquisitions may lose money or fail, and we may have to close unprofitable branches. Closing a branch in such circumstances would likely result in additional expenses that would cause our operating results to suffer. To manage growth successfully, we will need to continue to identify additional qualified managers and employees to integrate acquisitions within our established operating, financial and other internal procedures and controls. The efficient integration of any acquired operations will also require the integration of technology infrastructure systems and a transition to new systems when required. An inability to integrate these systems following an acquisition, or an inability to scale our existing infrastructure or systems to support such acquired operations, might impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which could put us at a competitive disadvantage and negatively impact our financial results. We will also need to effectively motivate, train and manage our employees. Failure to successfully integrate recent and future acquisitions and new branches into existing operations could materially adversely affect our results of operations and financial condition.
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
We operate in the US, Canada, Mexico and the UK. For the year ended December 31, 2021, approximately 87.2%, 6.1%, 0.8%, and 5.9% of our revenue was generated in the US, Canada, Mexico and the UK, respectively. For the year ended December 31, 2021, approximately 61.4%, 26.8%, 5.9%, and 5.9% of our revenue was derived from our NA Modular Solutions business, NA Storage Solutions business, UK Storage Solutions business and Tank and Pump Solutions business, respectively.
Our operations in any of these countries could be affected by foreign and domestic economic, political and regulatory risks, including (a) regulatory requirements that are subject to change and that could restrict our ability to assemble, lease or sell products; (b) inflation, recession, and fluctuations in foreign currency exchange and interest rates; (c) trade protection measures, including increased duties and taxes and import or export licensing requirements; (d) compliance with applicable antitrust and other regulatory rules and regulations relating to potential acquisitions; (e) different local product preferences and product requirements; (f) pressures on management time and attention due to the complexities of overseeing multi-national operations; (g) challenges in maintaining staffing; (h) different labor regulations and the potential impact of collective bargaining; (i) potentially adverse consequences from changes in, or interpretations of, tax laws; (j) potentially adverse consequences from change in, or interpretation of, securities laws and other financial reporting regulations; (k) political and economic instability; (l) enforcement of remedies in various jurisdictions; (m) the risk that the business partners upon whom we depend for technical assistance will not perform as expected; (n) compliance with applicable export control laws and economic sanctions laws and regulations; (o) price controls and ownership regulations; (p) obstacles to the repatriation of earnings and cash; (q) differences in business practices that may result in violation of Company policies, including, but not limited to, bribery and collusive practices; and (r) reduced protection for intellectual property in some countries. Additionally, any sustained international conflict may have a negative economic or other impact on the markets we serve, our operations and financial results. These and other risks may materially adversely affect our business, results of operations and financial condition.
Our operations may be adversely impacted by public health crises such as the global pandemic associated with COVID-19.
We are subject to risks related to public health crises, such as the global pandemic associated with COVID-19, which could significantly impact general commercial activity related to our supply chain and customer base and which could have a material adverse effect on our business, financial condition, or result of operations. To the extent that the COVID-19 pandemic continues or worsens, or any future public health crisis emerges, governments may impose additional restrictions, including work restrictions, and supply chains may be interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials and labor resources necessary to support our business needs. We may need to recognize material charges in future periods for impairments of our rental equipment, property, plant, and equipment and/or intangible assets. Furthermore, our employees, suppliers or customers could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. The COVID-19 global pandemic has affected and may continue to affect our industry and the industries in which our customers operate, and there may be an adverse impact on customer demand for our rentals. We also have been, and will be, adversely impacted by project delays, early returns of equipment on rent with customers and payment delay, or non-payment, by customers who are significantly impacted by COVID-19. If our customers’ businesses continue to be affected, they might delay or reduce purchases from or payments to us, which could adversely affect our business, financial condition or results of operations.
In addition, increased volatility and diminished expectations for the global economy, coupled with the prospect of decreased business and consumer confidence and increased unemployment resulting from the COVID-19 pandemic or any future public health crises may precipitate an economic slowdown and recession. If the economic climate deteriorates, our ability to continue to grow our business organically or through additional acquisitions and integration of acquired businesses, as well as the financial condition of customers, suppliers and lenders, could be adversely affected, resulting in a negative impact on the business, financial condition, results of operations and cash flows of our Company.
The situation surrounding COVID-19 remains fluid. A lack of public acceptance of vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely accepted, there can be no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19 and its variants. Therefore, it remains difficult to predict the potential impact of the virus on our results of operations and financial position. The potential effects of COVID-19 also could impact many of our risk factors, as discussed herein, including, but not limited to our exposure to operational, economic, political and regulatory risks; risks related to global or local economic movements; changes in trade policies; and labor disruptions. However, given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our risk factors that are further described herein remains uncertain. Any future pandemics could similarly negatively impact our operations and financial results.
Several governmental entities have enacted or may enact enforceable government mandates with respect to employee vaccinations against COVID-19. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs, which could adversely affect our business, financial condition or results of operations.
Any failure of our management information systems could disrupt our business operations both in the field and back office, which could result in decreased lease or sale revenue and increase overhead costs.
We rely heavily on information systems across our operations. We also utilize third-party cloud providers to host certain of our applications and to store data. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of our management information systems to perform as anticipated could damage our reputation with our customers, disrupt our business or result in, among other things, decreased lease and sales revenue and increased overhead costs. Any such failure could harm our business, results of operations and financial condition. In addition, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from business operations and growth initiatives and increase our implementation and operating costs, any of which could materially adversely affect our operations and operating results. Moreover, the integration of any acquisition may create unforeseen challenges for our management information systems which could result in unforeseen expenditures and other risks, including difficulties in managing facilities and employees in different geographic areas.
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
Effective management of our fleet is vital to our business, and our failure to properly safeguard, design, manufacture, repair, maintain and manage our fleet could harm our business and reduce our operating results and cash flows.
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
Building codes are generally reviewed, debated and, in certain cases, modified on a national level every three years as an ongoing effort to keep the regulations current and improve the life, safety and welfare of the buildings' occupants. All aspects of a given code are subject to change, including, but not limited to, such items as structural specifications for earthquake safety, energy efficiency and environmental standards, fire and life safety, transportation, lighting and noise limits. On occasion, state agencies have undertaken studies of indoor air quality and noise levels with a focus on permanent and modular classrooms. This process leads to a systematic change that requires engagement in the process and recognition that past methods will not always be accepted. New modular construction is very similar to conventional construction where newer codes and regulations generally increase cost. New governmental regulations may increase our costs to acquire new rental equipment, as well as increase our costs to refurbish existing equipment.
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
Significant increases in the costs and restrictions on the availability of raw materials and labor could increase our operating costs significantly and harm our profitability.
We incur labor costs and purchase raw materials, including steel, lumber, siding and roofing, paint, glass, fuel and other parts and materials to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our units and in connection with get-ready, delivery and installation of our units. The volume, timing and mix of such work may vary quarter-to-quarter and year-to-year. Generally, increases in labor and raw material costs will increase the acquisition costs of new units and also increase the repair and maintenance costs of our fleet. We also maintain a truck fleet to deliver units to and return units from our customers, the cost of which is sensitive to maintenance and fuel costs and rental rates on leased equipment. During periods of rising prices for labor or raw materials, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new units and higher operating costs that we may not be able to recoup from customers through changes in pricing, which could materially adversely affect our business, results of operations and financial condition. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition could decline.
In addition, the availability of raw materials components fluctuates from time to time due to factors outside of our control, including trade laws and tariffs, natural disasters, global pandemics like COVID-19 and resulting supply chain disruptions, and may impact our ability to meet the production demands of our customers. If the costs of raw materials increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.
Fluctuations in fuel costs or oil prices, a reduction in fuel supplies, or a sustained decline in oil prices may have a material adverse effect on our business and results of operations.
In connection with our business, to better serve our customers and limit our capital expenditures, we often move our fleet from branch to branch. In addition, the majority of our customers arrange for delivery and pickup of our units through us. Accordingly, we could be materially adversely affected by significant increases in fuel prices that result in higher costs to us for transporting equipment. In the event of fuel and trucking cost increases, we may not be able to promptly raise our prices to make up for increased costs. A significant or prolonged price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.
Additionally, oil prices can be volatile and are subject to fluctuations in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. If oil prices remain volatile for an extended period of time or there is a sustained decline in demand for oil, demand for our Tank and Pump Solutions products from refineries and companies engaged in the exploration and production of oil and natural gas could be adversely impacted, which would in turn have an adverse effect on our results of operations and financial condition.

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
We are subject to the costs and risks generally associated with labor disputes and organizing activities related to unionized labor. It is possible that strikes, public demonstrations or other coordinated actions and publicity may disrupt our operations. We may incur increased legal costs and indirect labor costs as a result of contractual disputes, negotiations or other labor-related disruptions. We have collective bargaining agreements with employees in portions of our Mexico-based operations, which accounted for approximately 1% of our total employees as of December 31, 2021. These operations may be more highly affected by labor force activities than others, and all collective bargaining agreements must be renegotiated annually. Other locations may also face organizing activities or effects. Labor organizing activities could result in additional employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of work forces during an economic downturn, which could put us at a competitive disadvantage. We believe a unionized workforce outside of Mexico would generally increase our operating costs, divert attention of management from servicing customers and increase the risk of work stoppages, all of which could have a material adverse effect on our business, results of operations or financial condition.
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
We have a substantial amount of goodwill and indefinite-life intangible assets (trade names), which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2021, we had approximately $1,178.8 million and $460.7 million of goodwill and intangible assets, net, respectively, in our consolidated balance sheet, which represented approximately 20.4% and 8.0% of total assets, respectively, and primarily arose through our acquisition of Mobile Mini.
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, EBIT margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, exchange rates, royalty rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions, stock price and adverse changes in applicable laws and regulations, including changes that restrict our activities. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-life intangible assets may not be recoverable. These risks may be heightened by the COVID-19 pandemic. In the event impairment is identified, a charge to earnings would be recorded which may materially adversely affect our financial condition and results of operations.

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
In addition, US government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example: (a) specialized disclosure and accounting requirements unique to US government contracts; (b) financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the US government; (c) public disclosures of certain contract and company information; and (d) mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.
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
Department of Transportation and Titling Regulations
We operate in the US pursuant to operating authority granted by the US Department of Transportation (the “DOT”). Our drivers must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours of service. Such matters as equipment weight and dimensions are also subject to government regulations. Our safety record could be ranked poorly compared to peer firms. A poor safety ranking may result in the loss of customers or difficulty attracting and retaining qualified drivers which could affect our results of operations. Should additional rules be enacted in the future, compliance with such rules could result in additional costs.
Additionally, we are subject to, and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances related to unit titling, stamping, and registration rules and procedures, and notification requirements to agencies and law enforcement relating to unit transfers, particularly when acquiring new assets and operations. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our units. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of acquiring and integrating new units, which may adversely impact our ability to conduct business.

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
In addition, ongoing governmental review of hydraulic fracturing (“fracking”) and its environmental impact could lead to changes to this activity or its substantial curtailment, which could adversely affect our revenue and results of operations. Approximately 2% of our consolidated rental revenue for the year ended December 31, 2021 was related to customers involved in the upstream exploration and production of oil and natural gas. A portion of this revenue involves rentals to customers that use the fracking method to extract natural gas. The US Environmental Protection Agency has issued regulations or guidance regarding certain aspects of the process. Other federal, state and local governments and governmental agencies also investigate and/or regulate fracking. Additional governmental regulation could result in increased costs of compliance or the curtailment of fracking in the future, which would adversely affect our revenue and results of operations.
We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist at our facilities or at third party sites for which we may be liable. Enactment of stricter laws or regulations, stricter interpretations of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at sites we own or third-party sites may require us to make additional expenditures, some of which could be material. Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial statements.
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
Our operations are dependent, in part, on our ability to establish and profitably maintain the appropriate physical presence in the markets we serve.
Our operations depend, in part, on our ability to develop and optimize our branch network and market coverage while maintaining profitability. Our ability to optimize our branch network and market coverage requires active management of our real estate portfolio in a manner that permits locations and offerings to evolve over time, which to the extent it involves the relocation of existing branch locations or the opening of additional branch locations will depend on a number of factors, including our identification and availability of suitable locations; our success in negotiating leases on acceptable terms; and our timely development of new branch locations, including the availability of construction materials and labor and the absence of significant construction and other delays based on weather or other events. These factors could potentially increase the cost of doing business and the risk that our business practices could result in liabilities that may adversely affect our business, results of operations and financial condition.
We have in the past, and we intend in the future, to expand our operations into new geographic markets. This expansion could require financial resources that would not therefore be available for other aspects of our business. In addition, this expansion could require the time and attention of management, leaving less time to focus on existing business. If we fail to manage the risks inherent in our geographic expansion, we could incur capital and operating costs without any related increase in revenue, which would harm our operating results.

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
Sales of new and used modular space and portable storage units to customers represented approximately 5.7% of WillScot Mobile Mini's revenue during the year ended December 31, 2021. Sale transactions are subject to certain factors that are beyond our control, including permit requirements, the timely completion of prerequisite work by others and weather conditions. Accordingly, the actual timing of the completion of these transactions may take longer than we expect. As a result, our actual revenue and cash flow in a particular fiscal period may not consistently correlate to our internal operational plans and budgets. If we are unable to accurately predict the timing of these sales, we may fail to take advantage of business and growth opportunities otherwise available, and our business, results of operations, financial condition and cash flows may be materially adversely affected.
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
We are subject to evolving public disclosure, financial reporting and corporate governance expectations and regulations that impact compliance costs and risks of noncompliance.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and Nasdaq, as well as evolving investor expectations around disclosures, financial reporting, corporate governance and environmental and social practices. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by the US and foreign governments, making compliance more difficult and uncertain. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us.
We may be unable to achieve our environmental, social and governance goals.
We are dedicated to corporate social responsibility and sustainability and face pressures from our employees, customers, and stockholders to make significant advancements in environmental, social and governance matters. In part to address these concerns, we established certain goals as part of our ESG strategy. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that our colleagues, customers, or stockholders might not be satisfied with our efforts. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of renewable energy and other materials; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third-party contractors; the actions of competitors and competitive pressures; an acquisition of or merger with another company that has not adopted similar goals or whose progress towards reaching its goals is not as advanced as ours; and the pace of regional and global recovery from the COVID-19 pandemic. A failure to meet our goals could adversely affect public perception of our business, employee morale or customer or stockholder support.

Further, an increasing percentage of employees, customers, and stockholders considers sustainability factors in making employment, business and investment decisions. If we are unable to meet our goals, we may lose employees, and have difficulty recruiting new employees, investors, customers, or partners, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively, all of which would have an adverse effect on our business, operating results, and financial condition.
Risks Relating to Income Tax
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
As of December 31, 2021, we had US net operating loss (“NOL”) carryforwards of approximately $1,232.7 million and $632.9 million for US federal income tax and state tax purposes, respectively, available to offset future taxable income, prior to consideration of annual limitations that Section 382 of the Internal Revenue Code of 1986 may impose. The US NOL carryforwards begin to expire in 2022 for state and federal if not utilized. In addition, we had foreign NOLs of $3.9 million as a result of operations in Canada and Mexico. Our Mexico and Canada NOL carryforwards begin to expire in 2026 and 2032, respectively, if not utilized.
Our US NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382 of the Internal Revenue Code and corresponding provisions of US state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its US NOLs and other applicable tax attributes before the ownership change, such as research and development tax credits, to offset its income after the ownership change may be limited. Similar provisions apply with respect to certain state and non-US jurisdictions which could limit our ability to offset taxable income. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have tax attributes subject to the foregoing provisions primarily from the Merger.
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
We recognize deferred tax assets primarily related to deductible temporary differences based on our assessment that the item will be utilized against future taxable income and the benefit will be sustained upon ultimate settlement with the applicable taxing authority. Such deductible temporary differences primarily relate to tax loss carryforwards and business interest expense limitations. Tax loss carryforwards arising in a given tax jurisdiction may be carried forward to offset taxable income in future years from such tax jurisdiction and reduce or eliminate income taxes otherwise payable on such taxable income, subject to certain limitations. Deferred interest expense exists primarily within our US operating companies, where interest expense was not previously deductible as incurred but may become deductible in the future subject to certain limitations. We may have to write down, through income tax expense, the carrying amount of certain deferred tax assets to the extent we determine it is not more likely than not that we will realize such deferred tax assets under US Generally Accepted Accounting Principles ("GAAP").
Unanticipated changes in our tax obligations, the adoption of a new tax legislation, or exposure to additional income tax liabilities could affect profitability.
We are subject to income taxes in the US, Canada, Mexico and the UK. Our tax liabilities are affected by the amounts we charged for inventory, services, funding and other transactions on an intercompany basis. We are subject to potential tax examinations in these jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the appropriateness of our tax positions based on all the facts including on-going tax examinations and the applicable tax laws. However, there can be no assurance that we will accurately predict the outcomes of our tax positions or the challenges of applicable taxing authorities during tax examinations, and the amounts that we ultimately pay upon resolution of examinations could be materially different from the amounts we previously included in our income tax provision and, therefore, could have a material impact on our results of operations and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, changes in tax laws and the discovery of new information in the course of our tax return preparation process. Changes in tax laws or regulations, including changes in the US related to the treatment of accelerated depreciation expense, carry-forwards of net operating losses, and taxation of foreign income and expenses may increase tax uncertainty and adversely affect our results of operations.
Risks Relating to Our Capital Structure
Global capital and credit market conditions could materially and adversely affect our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to us.
In the future we may need to raise additional funds to, among other things, refinance existing indebtedness, fund existing operations, improve or expand our operations, respond to competitive pressures or make acquisitions. If adequate funds are not available on acceptable terms, we may be unable to achieve our business or strategic objectives or compete effectively. Our ability to pursue certain future opportunities may depend in part on our ongoing access to debt and equity capital markets. We cannot assure you that any such financing will be available on terms satisfactory to us or at all. If we are unable to obtain financing on acceptable terms, we may have to curtail our growth by, among other things, curtailing the expansion of our fleet of units or our acquisition strategy. Additionally, future credit market conditions could increase the likelihood that one or more of our lenders may be unable to honor their commitments under our credit facility, which could have an adverse effect on our financial condition and results of operations.
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
As of December 31, 2021, we had $2,760.1 million of total indebtedness, excluding deferred financing fees, consisting of $1,644.5 million of borrowings under our 2020 ABL Facility, $526.50 million of our 2025 Secured Notes, $500.0 million of our 2028 Secured Notes and $89.1 million of finance leases. Our leverage could have important consequences, including (a) making it more difficult to satisfy our obligations with respect to our various debt and liabilities; (b) requiring us to dedicate a substantial portion of our cash flow from operations to debt payments, thus reducing the availability of cash flow to fund internal growth through working capital and capital expenditure on our existing fleet or a new fleet and for other general corporate purposes; (c) increasing our vulnerability to a downturn in our business or adverse economic or industry conditions; (d) placing us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow and that, therefore, may be able to take advantage of opportunities that our leverage would prevent us from pursuing; (e) limiting our flexibility in planning for or reacting to changes in our business and industry; (f) restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; (g) requiring additional monitoring, reporting and borrowing base requirements under our 2020 ABL Facility if borrowings significantly increase or if certain liquidity thresholds are not satisfied; and (h) limiting our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.
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
We and our subsidiaries may be able to incur substantial additional debt in the future, including in connection with capital leases. Although the credit agreement that governs our credit facility and the indentures that govern our outstanding notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that we could incur in compliance with these restrictions could be substantial. In addition, the credit agreement that governs our credit facility and the indentures do not prevent us from incurring other obligations that do not constitute indebtedness under those agreements. If we add debt to our and our subsidiaries’ existing debt levels, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase.
We are subject to and may, in the future become subject to, covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.
The credit agreement that governs our credit facility and the indentures that govern our outstanding notes, as well as any instruments that govern any future debt obligations, contain covenants that impose significant restrictions on the way our subsidiaries can operate, including restrictions on the ability to (a) incur or guarantee additional debt and issue certain types of stock; (b) create or incur certain liens; (c) make certain payments, including dividends or other distributions, with respect to our equity securities; (d) prepay or redeem junior debt; (e) make certain investments or acquisitions, including participating in joint ventures; (f) engage in certain transactions with affiliates; (g) create unrestricted subsidiaries; (h) create encumbrances or restrictions on the payment of dividends or other distributions, loans or advances to, and on the transfer of, assets to the issuer or any restricted subsidiary; (i) sell assets, consolidate or merge with or into other companies; (j) sell or transfer all or substantially all our assets or those of our subsidiaries on a consolidated basis; and (k) issue or sell share capital of certain subsidiaries.
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
The uncertainty regarding the phase-out of LIBOR may negatively impact our operating results.
LIBOR, the interest rate benchmark used as a reference rate on our variable rate debt, including our credit facility and interest rate swaps, is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market, though the ICE Benchmark Administration, in its capacity as administrator of US dollar LIBOR, announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) until June 30, 2023. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR and whether one-month, three-month, six‑month, and twelve-month USD LIBOR rates will continue to be published until June 2023. The US Federal Reserve, in connection with the Alternative Reference Rates Committee ("ARRC"), a steering committee comprised of large US financial institutions, is considering replacing US dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight collateralized by US Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact our cost of variable rate debt and derivative financial instruments. We will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the ARRC. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.
On December 6, 2021, our indirect subsidiary entered into a LIBOR Transition Amendment to our credit facility for the application of a successor rate for borrowings denominated in Pounds Sterling from a LIBOR-based rate to a SONIA (Sterling Overnight Index Average)-based rate and borrowings denominated in Euros from a LIBOR-based rate to a EURIBOR (Euro Interbank Offered Rate)-based rate, subject to certain adjustments specified in our credit facility. It is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted.
The historical market price of WillScot Mobile Mini’s Common Stock has been volatile and the market price of our Common Stock may continue to be volatile and the value of your investment may decline.
The historical market price of our Common Stock has been volatile and the market price of our Common Stock may continue to be volatile moving forward. Volatility may cause wide fluctuations in the price of our Common Stock on Nasdaq. The market price of our Common Stock is likely to be affected by (a) changes in general conditions in the economy, geopolitical events or the financial markets; (b) variations in our quarterly operating results; (c) changes in financial estimates by securities analysts; (d) our share repurchase or dividend policies; (e) other developments affecting us, our industry, customers or competitors; (f) changes in demand for our products or the prices we charge due to changes in economic conditions, competition or other factors; (g) general economic conditions in the markets where we operate; (h) the cyclical nature of our customers’ businesses and certain end markets that we service; (i) rental rate changes in response to competitive factors; (j) bankruptcy or insolvency of our customers, thereby reducing demand for our used units; (k) seasonal rental patterns; (l) acquisitions or divestitures and related costs; (m) labor shortages, work stoppages or other labor difficulties; (n) possible unrecorded liabilities of acquired companies; (o) possible write-offs or exceptional charges due to changes in applicable accounting standards, goodwill impairment, or divestiture or impairment of assets; (p) the operating and stock price performance of companies that investors deem comparable to us; (q) the number of shares available for resale in the public markets under applicable securities laws; (r) the composition of our shareholder base; and (s) other unspecified circumstances that may be company specific circumstances or overall industry and market driven.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Our primary corporate headquarters is located in Phoenix, Arizona. We operate approximately 275 branch locations and additional drop lots across the US, Canada, Mexico, and the UK. Collectively, we lease approximately 85% of our branch properties and own the remaining balance.
Our management believes that none of our properties, on an individual basis, is material to our operations, and that our properties are well maintained and suitable for their intended use. We further believe that these locations generally have adequate capacity and can accommodate seasonal demands, changing product mixes and additional growth.
Subject to certain exceptions, substantially all of our owned real and personal property in the US and Canada is encumbered under our credit facility and our secured notes. We do not believe that the encumbrances will materially detract from the value of our properties, or materially interfere with their use in the operation of our business.

ITEM 3.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of December 31, 2021, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our Common Stock is listed on the Nasdaq Capital Market under the symbol “WSC.” Our certificate of incorporation authorizes the issuance of 500,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 223,939,527 shares of Common Stock issued and outstanding as of December 31, 2021. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2021, no shares of Preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted.
2018 Warrants
On August 15, 2018, WillScot issued warrants (the "2018 Warrants") to the former ModSpace shareholders as part of the acquisition of ModSpace. Our 2018 Warrants are listed on an OTC Markets Group, Inc. Pink Open Market under the symbol "WSCTW." Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
Each 2018 Warrant entitles the holder thereof to purchase one share of our Common Stock at an exercise price of $15.50 per share, subject to potential adjustment. The 2018 Warrants were not exercisable or transferable until February 11, 2019 and expire on November 29, 2022. As of December 31, 2021, 4,078,173 of the 2018 Warrants were outstanding.
Holders
As of December 31, 2021, there were 44 holders of record of our Common Stock, no holders of record of our Preferred Stock, and 23 holders of record of our 2018 Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock or warrants are held of record by banks, brokers and other financial institutions.
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
Securities Authorized for Issuance under Equity Compensation Plans
On February 5, 2018, we filed a registration statement on Form S-8, registering 4,000,000 shares of Common Stock, relating to awards to be undertaken in the future, with such vesting conditions, as applicable, to be determined in accordance with the WillScot Corporation 2017 Incentive Award Plan (the "2017 Incentive Award Plan"). On July 2, 2020, we filed a registration statement on Form S-8 registering 6,488,988 shares of Common Stock (including 1,488,988 shares that remained available under the 2017 Incentive Award Plan), relating to awards to be undertaken in the future, with such vesting conditions, as applicable, to be determined in accordance with the WillScot Mobile Mini 2020 Incentive Award Plan (the "2020 Incentive Plan"). The following types of awards can be issued under the 2020 Incentive Plan: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance compensation awards and stock bonus awards. See Note 16 in Part II, Item 8 herein for additional information.

The following table sets forth information as of December 31, 2021 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected the first column)
Equity compensation plans approved by security holders	3,195,304	(1)	$13.60	(2)	4,627,837
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	3,195,304		$13.60		4,627,837
(1) Includes (a) 0.5 million stock options, (b) 1.0 million restricted stock units and 1.8 million performance-based restricted stock units based on relative total stockholder return ("TSR") attainment levels at December 31, 2021, and (c) 0.04 million restricted stock awards issued to non-employee directors.
(2) The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted stock units, performance-based restricted stock units or restricted stock awards in the first column.
In connection with the Merger, on July 2, 2020, we converted Mobile Mini's outstanding fully vested stock options to 7,361,516 WillScot Mobile Mini stock options using a conversion ratio of 2.405 as contemplated by the Agreement and Plan of Merger, dated as of March 1, 2020, as amended on May 28, 2020 (as so amended, the “Merger Agreement”), by and among WillScot, Mobile Mini, and Picasso Merger Sub, Inc. As of December 31, 2021, 1,527,643 options were outstanding and exercisable; each option is exercisable for one share of Common Stock. The weighted average exercise price of the outstanding options was $14.66 as of December 31, 2021. These options are not included in the table above as they were not issued under the incentive award plans.
Repurchases
In October 2021, our Board of Directors replaced the existing share repurchase program with a new share repurchase program that authorizes us to repurchase up to $1.0 billion of our outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate us to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. As of December 31, 2021, $956.7 million of the $1.0 billion share repurchase authorization remained available for use.
The following table summarizes our purchase of Common Stock and equivalents during the fourth quarter of 2021:

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Numbers of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plan (in thousands)
October 1, 2021 - October 31, 2021	Common Stock - 638.7	$32.82	638.7	$978,663
	2018 Warrants - 11.3	$31.91	11.3
November 1, 2021 - November 30, 2021	Common Stock - 224.0	$35.66	224.0	$970,468
	2018 Warrants - 5.3	$37.83	5.3
December 1, 2021 - December 31, 2021	Common Stock - 342.6	$40.23	342.6	$956,679
	2018 Warrants - 0	N/A	N/A
Total	1,221.9	$29.98	1,221.9

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
The graph below compares the cumulative total return of our Common Stock from January 1, 2017 through December 31, 2021, with the comparable cumulative return of four indices, the Russell 2000 Index, the Nasdaq US Benchmark TR Index, the S&P 400 Index and the Russell 3000 Index. We began showing the cumulative return of the S&P 400 Index and Russell 3000 Index in 2021, as the S&P 400 Index includes companies with comparable market capitalization and the Russell 3000 Index includes our peer group of issuers. The graph plots the growth in value of an initial investment in each of our common shares, the Russell 2000 Index, the Nasdaq US Benchmark Index, the S&P 400 Index and the Russell 3000 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), formerly known as WillScot Corporation ("WillScot"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part II, Item 8 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the year ended December 31, 2021 or prior periods. On July 1, 2020, in connection with the closing of the Merger, Mobile Mini, Inc. ("Mobile Mini") became a wholly-owned subsidiary of WillScot and the Company changed it's name to WillScot Mobile Mini Holdings Corp. As the Merger was completed on July 1, 2020, unless the context otherwise requires, the terms “we”, “us”, “our” “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to WillScot Mobile Mini and its subsidiaries when referring to periods on or after July 1, 2020 (after the Merger).
The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US (“GAAP”). We use certain pro forma calculations as non-GAAP financial information that we believe is important for purposes of comparison to the prior period due to the addition of significant acquisitions during the reported financial reporting periods. This information is also used by management to measure the performance of our ongoing operations and analyze our business performance and trends. This information is used by investors for the purposes of development of future projections and earnings growth prospects. In addition, we use certain non-GAAP financial metrics to supplement the GAAP reported results in order to highlight key operational metrics that are used by management to evaluate Company performance. Reconciliations of GAAP financial information to the disclosed non-GAAP measures are provided in the Reconciliation of Non-GAAP Financial Measures section.

Executive Summary
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, Mexico, and the United Kingdom ("UK"). We are also a leading provider of specialty containment solutions in the US with over 13,000 tank and pump units in our fleet. As of December 31, 2021, our branch network included approximately 275 branch locations and additional drop lots to service our over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 162,000 modular space units and over 213,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. Furthermore, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio, excluding seasonal portable storage units, is nearly 31 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience. During 2021, the Company acquired certain assets and liabilities of seven regional and local modular space and storage businesses, which consisted primarily of 15,700 storage units and 5,800 modular units. We also achieved a significant milestone in our integration of the WillScot and Mobile Mini businesses, consolidating onto a single ERP system in the second quarter of 2021. This full integration to SAP enabled an expedited integration of the acquisitions.
For the year ended December 31, 2021, key drivers of our financial performance included:
•Total revenues increased by $527.3 million, or 38.6%, attributable to the addition of Mobile Mini's revenues to our consolidated results once the Merger closed on July 1, 2020 and due to organic revenue growth levers in the business. Leasing revenue increased $410.7 million, or 41.0%, delivery and installation revenue increased $100.5 million, or 36.7%, rental unit sales increased $16.3 million, or 41.9%, and new unit sales revenue decreased $0.2 million, or 0.4%.

Key leasing revenue drivers included:
–Average modular space units on rent increased 10,876 units, or 10.9%, and average portable storage units on rent increased 77,318 units, or 91.9%. Both increases were primarily driven by the Mobile Mini Merger. Average portable storage units on rent also grew as a result of organic increases in average portable storage units driven by increased economic activity in 2021 and due to units on rent acquired during 2021 from several smaller entities.
–Average modular space monthly rental rate increased $86, or 13.1%, to $744 driven by a $124, or 18.1% increase in the NA Modular segment, offset partially by the dilutive impact of lower rates due to mix on the Mobile Mini modular space units.
–Average portable storage monthly rental rate increased $12, or 9.1%, to $144 driven primarily by the accretive impact of higher rates from the Mobile Mini portable storage fleet and price increases achieved throughout 2021.
–Average utilization for modular space units decreased 10 basis points ("bps") to 70.1% and average utilization for portable storage units increased to 81.5%, from 75.6% from the same period in 2020, driven by higher utilization of the Mobile Mini portable storage units and increased demand for this product category driven by increased economic activity throughout 2021.
•NA Modular segment revenue represented 61.4% of consolidated revenue for the year ended December 31, 2021, and increased $113.0 million, or 10.7%, to $1,164.2 million driven by increased leasing revenue of $94.6 million, or 12.3%, an increased sales volumes of $7.1 million, or 9.8%, and a $11.3 million, or 5.4%, increase in delivery and installation revenues. NA Modular revenue drivers for the year ended December 31, 2021 include:
–Modular space average monthly rental rate of $809 for the year, increased 18.1% representing a continuation of the long-term price optimization initiative and VAPS penetration opportunities across our portfolio.
–Average modular space units on rent for the year decreased 2,350 units, or 2.7% driven by increased returns during 2021 and by lower, although improving, delivery demand as compared to historical levels seen pre-pandemic. However, average modular space units on rent increased 0.1% sequentially from Q3 into Q4 to 84,328, which compares to a 0.5% drop from Q3 to Q4 in 2020.
~~–~~Average modular space monthly utilization decreased 130 basis points to 67.6% for the year ended December 31, 2021, but only dropped 10 basis points sequentially from Q3 into Q4.
•Generated consolidated net income of $160.1 million for the year ended December 31, 2021, representing an increase of $84.8 million versus the year ended December 31, 2020. Net Income Excluding Gain/Loss from Warrants of $186.7 million for the year ended December 31, 2021, represented an increase of $114.8 million, or 159.7%, versus the year ended December 31, 2020, and included a $6.0 million loss on extinguishment of debt related to our financing activities in the first and second quarter of 2021 and $44.6 million of discrete costs expensed in the period related to transaction and integration activities. Discrete costs in the period included $1.4 million of transaction costs, $28.4 million of integration costs, and $14.8 million of restructuring costs, lease impairment expense and other related charges.
•Generated Adjusted EBITDA of $740.4 million for the year ended December 31, 2021, representing an increase of $210.1 million, or 39.6%, as compared to 2020. Of this increase, $181.9 million was driven by including a full year of Mobile Mini in our consolidated results, including strong year over year organic growth within the NA Storage, UK, and Tank and Pump segments, and the remainder was driven by strong organic growth across all of our segments.
–Adjusted EBITDA in our NA Modular segment, which represents the activities of WillScot prior to the Merger, increased $28.2 million, or 7.1% primarily driven by increases in leasing gross profit driven by increased pricing, including VAPS, partially offset by increased variable costs as a result of higher activity levels in the current year as compared to 2020.
–Consolidated Adjusted EBITDA Margin was 39.1% and increased 30 bps versus prior year driven by the addition of the higher margin Mobile Mini operations. This was partially offset by a 130 bps decrease in the NA Modular segment, driven by an expected higher proportion of delivery and installation revenues to total revenues and increased variable costs.
•Generated Free Cash Flow of $303.0 million for the year ended December 31, 2021, representing an increase of $140.7 million as compared to 2020. Net cash provided by operating activities increased $235.1 million to $539.9 million. Net cash used in investing activities, excluding cash acquired or used as part of acquisitions, increased $94.3 million as a result of increased capital spending to support growing demand for new project deliveries across all segments. The referenced Free Cash Flow along with additional net borrowings under the ABL was deployed to acquire storage and modular units of several smaller entities for a total of $147.2 million and to repurchase $363.6 million of our common stock and warrants. This was possible due to our resilient lease revenues and strong margin expansion, reduced interest costs due to our financing activities during the year and our strong financial position.

In addition to using GAAP financial measurements, we use Adjusted EBITDA and Free Cash Flow, which are non-GAAP financial measures, to evaluate our operating results. As such, we include in this Annual Report on Form 10-K reconciliations to their most directly comparable GAAP financial measures. These reconciliations and descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures are included in "Reconciliation of non-GAAP Financial Measures."

Significant Developments
Refer to the Significant Developments section in Part I, Item 1, Business, herein for further information about the Mobile Mini Merger, other acquisitions, financing activities, share and warrant repurchases, and the impact of COVID-19 on our business.

Business Environment and Outlook
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, education, energy and natural resources, government and healthcare. We track several market leading indicators in order to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction sector, which collectively accounted for approximately 85% of our revenues in the year ended December 31, 2021. Market fundamentals underlying these end markets were impacted in 2020 as a result of the COVID-19 pandemic which resulted in delivery volume declines, primarily in the second and third quarters, in response to shelter-in-place orders and other market restrictions. During 2021, market fundamentals recovered to varying degrees across our product offerings with portable storage demand back above pre-pandemic levels. Demand for modular space products as measured by new project deliveries have partially recovered from the lower demand seen in 2020, but still remained approximately 4% below pre-pandemic delivery levels in 2021. Real Gross Domestic Product ("real GDP") in the US, where the majority of our revenues are generated, is estimated to have increased by over 5.6% in 2021, and estimates from Dodge Data & Analytics suggest that non-residential construction square footage starts in the US increased by 17% as compared to 2020. Based on our analyses of industry forecasts and macroeconomic indications, we expect continued market recovery in 2022 as we saw during 2021, and expect both real GDP and non-residential construction square footage starts in the US to grow 4-7% in 2022, which would also exceed pre-pandemic levels seen in 2019.
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

The table below sets forth the average number of units on rent in our lease fleet, the average utilization of our lease units, and the average monthly rental rate per unit, including VAPS:

	Year Ended December 31,
(in thousands, except unit numbers and rates)	2021	2020	2019
Modular space units on rent (average during the period)	110,402	99,526	91,682
Average modular space utilization rate	70.1%	70.2%	72.0%
Average modular space monthly rental rate	$744	$658	$614
Portable storage units on rent (average during the period)	161,466	84,148	16,878
Average portable storage utilization rate	81.5%	75.9%	65.8%
Average portable storage monthly rental rate	$144	$132	$120
Average tank and pump solutions rental fleet utilization based on original equipment cost	72.3%	61.7%	N/A
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
Transaction Costs
Transaction costs include discrete expenses incurred related to the Merger and other acquisitions.
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
Restructuring Costs
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under Financial Accounting Standards Board ("FASB") ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). Our restructuring plans are generally country or region specific and are typically completed within a one-year period. Restructuring costs include one-time termination benefits related to employee separation costs. The restructuring costs incurred in 2021, 2020, and 2019 primarily generally relate to the integration of our acquisitions. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs, and professional services expenses, are included within SG&A expense.
Currency (Gains) Losses, Net
Currency (gains) losses, net include unrealized and realized gains and losses on monetary assets and liabilities denominated in foreign currencies other than our functional currency at the reporting date.

Other (Income) Expense, Net
Other (income) expense, net primarily consists of the gain (loss) on disposal of non-operational property, plant and equipment, other financing related costs and other non-recurring charges.
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
Loss on Extinguishment of Debt
In 2021, using cash on hand and borrowings on the 2020 ABL Facility, we redeemed $123.5 million of our 2025 Secured Notes and recorded loss on extinguishment of debt. In 2020, in connection with the Merger and related financing transactions, using proceeds from the 2025 Secured Notes, we redeemed all of our 2022 Secured Notes. We also completed a private offering of our 2028 Secured Notes in August 2020 and used the offering proceeds to repay our 2023 Secured Notes. As a result of these transactions, we recorded losses on extinguishment of debt.
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

Consolidated Results of Operations
Our consolidated statements of net income (loss) for the years ended December 31, 2021, 2020, and 2019 are presented below. The below results only include results from Mobile Mini for the periods subsequent to the Merger and do not include any incremental unrealized cost savings, revenue growth, or pro forma adjustments that management expects to result from the integration of the acquired business.

	Years Ended December 31,			2021 vs. 2020 Change	2020 vs 2019 Change
	2021	2020	2019
Revenues:
Leasing and services revenue:
Leasing	$1,412,123	$1,001,447	$744,185	$410,676	$257,262
Delivery and installation	374,682	274,156	220,057	100,526	54,099
Sales revenue:
New units	52,882	53,093	59,085	(211)	(5,992)
Rental units	55,210	38,949	40,338	16,261	(1,389)
Total revenues	1,894,897	1,367,645	1,063,665	527,252	303,980
Costs:
Costs of leasing and services:
Leasing	317,061	227,376	213,151	89,685	14,225
Delivery and installation	306,861	220,102	194,107	86,759	25,995
Costs of sales:
New units	35,377	34,841	42,160	536	(7,319)
Rental units	29,853	24,772	26,255	5,081	(1,483)
Depreciation of rental equipment	237,537	200,581	174,679	36,956	25,902
Gross profit	968,208	659,973	413,313	308,235	246,660

Expenses:
Selling, general and administrative	511,446	360,626	271,004	150,820	89,622
Transaction costs	1,375	64,053	—	(62,678)	64,053
Other depreciation and amortization	78,030	43,249	12,395	34,781	30,854
Impairment losses on long-lived assets	—	—	2,848	—	(2,848)
Lease impairment expense and other related charges	2,888	4,876	8,674	(1,988)	(3,798)
Restructuring costs	11,868	6,527	3,755	5,341	2,772
Currency losses (gains), net	548	(355)	(688)	903	333
Other expense (income), net	1,780	(1,718)	(2,200)	3,498	482
Operating income	360,273	182,715	117,525	177,558	65,190
Interest expense	117,987	119,886	122,504	(1,899)	(2,618)
Fair value loss (gain) on common stock warrant liabilities	26,597	(3,461)	109,622	30,058	(113,083)
Loss on extinguishment of debt	5,999	42,401	8,755	(36,402)	33,646
Income (loss) before income tax	209,690	23,889	(123,356)	185,801	147,245
Income tax expense (benefit)	49,546	(51,451)	(2,191)	100,997	(49,260)
Net income (loss)	160,144	75,340	(121,165)	84,804	196,505
Net income (loss) attributable to non-controlling interest, net of tax	—	1,213	(421)	(1,213)	1,634
Net income (loss) attributable to WillScot common shareholders	$160,144	$74,127	$(120,744)	$86,017	$194,871

Cash Flow Data:
Net cash from operating activities	$539,902	$304,812	$172,566	$235,090	$132,246
Net cash from investing activities	$(384,047)	$(125,360)	$(152,582)	$(258,687)	$27,222
Net cash from financing activities	$(167,887)	$(158,958)	$(26,063)	$(8,929)	$(132,895)

Other Financial Data:
Consolidated Adjusted EBITDA(a)	$740,393	$530,307	$356,548	$210,086	$173,759
Free Cash Flow(a)	$303,027	$162,279	$19,984	$140,748	$142,295
Adjusted Gross Profit(a)	$1,205,745	$860,554	$587,992	$345,191	$272,562
Net CAPEX(a)	$236,875	$142,533	$152,582	$94,342	$(10,049)

Balance Sheet Data (end of year):
Cash and cash equivalents	$12,699	$24,937	$3,045	$(12,238)	$21,892
Rental equipment, net	$3,080,981	$2,931,646	$1,944,436	$149,335	$987,210
Total assets	$5,773,599	$5,572,205	$2,897,649	$201,394	$2,674,556
Total debt, excluding current portion	$2,694,319	$2,453,809	$1,632,589	$240,510	$821,220
Total shareholders’ equity	$1,996,763	$2,063,873	$490,609	$(67,110)	$1,573,264
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

Quarterly Consolidated Results for the Year Ended December 31, 2021

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$425,323	$461,102	$490,552	$517,920	$1,894,897
Gross profit	$213,380	$222,810	$253,549	$278,469	$968,208
Adjusted EBITDA	$163,585	$175,495	$190,149	$211,164	$740,393
Net income	$4,447	$20,371	$61,103	$74,223	$160,144
Net CAPEX	$30,911	$57,481	$51,954	$96,529	$236,875
Modular space units on rent (average during the period)	110,349	110,468	109,832	110,961	110,402
Average modular space utilization rate	70.3%	70.3%	70.1%	69.8%	70.1%
Average modular space monthly rental rate	$679	$736	$767	$792	$744
Portable storage units on rent (average during the period)	145,360	151,736	163,248	185,518	161,466
Average portable storage utilization rate	74.4%	77.7%	83.9%	88.4%	81.5%
Average portable storage monthly rental rate	$135	$139	$145	$153	$144
Average tank and pump solutions rental fleet utilization based on original equipment cost	67.4%	71.2%	74.8%	75.5%	72.3%
Earnings per share - basic	$0.02	$0.09	$0.27	$0.33	$0.71
Earnings per share - diluted	$0.02	$0.08	$0.26	$0.32	$0.69
Weighted average shares - basic	228,293,197	228,406,812	225,998,202	223,436,603	226,518,931
Weighted average shares - diluted	234,720,295	236,536,713	231,868,397	229,965,703	232,793,902
Quarterly Consolidated Results for the Year Ended December 31, 2020

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$255,821	$256,862	$417,315	$437,647	$1,367,645
Gross profit	$106,190	$109,964	$209,564	$234,255	$659,973
Adjusted EBITDA	$89,544	$97,520	$163,559	$179,684	$530,307
Net income (loss)	$91,655	$(14,130)	$(6,051)	$3,866	$75,340
Net income (loss) attributable to Willscot Mobile Mini	$91,785	$(15,473)	$(6,051)	$3,866	$74,127
Net CAPEX	$30,540	$36,383	$33,323	$42,287	$142,533
Modular space units on rent (average during the period)	87,989	87,096	111,227	111,793	99,526
Average modular space utilization rate	69.2%	68.5%	70.6%	70.9%	70.2%
Average modular space monthly rental rate	$653	$669	$640	$670	$658
Portable storage units on rent (average during the period)	16,346	15,869	143,840	160,538	84,148
Average portable storage utilization rate	64.1%	62.5%	73.2%	81.2%	75.9%
Average portable storage monthly rental rate	$119	$120	$131	$136	$132
Average tank and pump solutions rental fleet utilization based on original equipment cost	N/A	N/A	58.2%	65.2%	61.7%
Earnings (loss) per share - basic	$0.84	$(0.14)	$(0.03)	$0.02	$0.44
Earnings (loss) per share - diluted	$0.05	$(0.14)	$(0.03)	$0.02	$0.25
Weighted average shares - basic	109,656,646	110,692,426	226,649,993	228,637,826	169,230,177
Weighted average shares - diluted	112,672,997	110,692,426	226,649,993	233,625,946	177,268,383

Quarterly Consolidated Results for the Year Ended December 31, 2019

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$253,685	$263,713	$268,222	$278,045	$1,063,655
Gross profit	$103,331	$101,484	$99,308	$109,190	$413,313
Adjusted EBITDA	$83,354	$87,554	$87,424	$98,216	$356,548
Net loss	$(27,574)	$(56,836)	$(1,197)	$(35,558)	$(121,165)
Net loss attributable to Willscot Mobile Mini	$(26,816)	$(56,004)	$(1,492)	$(36,432)	$(120,744)
Net CAPEX	$41,814	$43,199	$37,761	$29,808	$152,582
Modular space units on rent (average during the period)	93,309	92,300	91,233	90,013	91,682
Average modular space utilization rate	72.4%	71.9%	71.2%	70.7%	72.0%
Average modular space monthly rental rate	$575	$611	$630	$641	$614
Portable storage units on rent (average during the period)	17,419	16,544	16,416	16,944	16,878
Average portable storage utilization rate	66.1%	63.3%	63.0%	66.1%	65.8%
Average portable storage monthly rental rate	$119	$121	$123	$118	$120
Loss per share - basic	$(0.25)	$(0.52)	$(0.01)	$(0.33)	$(1.11)
Loss per share - diluted	$(0.25)	$(0.52)	$(0.02)	$(0.33)	$(1.11)
Weighted average shares - basic	108,523,269	108,693,924	108,720,857	108,793,847	108,683,820
Weighted average shares - diluted	108,523,269	108,693,924	109,508,360	108,793,847	108,683,820
Comparison of Years Ended December 31, 2021 and 2020
Revenue: Total revenue increased $527.3 million, or 38.6%, to $1,894.9 million for the year ended December 31, 2021 from $1,367.6 million for the year ended December 31, 2020. Leasing revenue increased $410.7 million, or 41.0%, as compared to the same period in 2020 driven by an increase of 88,194, or 48.0%, total average modular space and portable storage units on rent and improved pricing and value-added products in our NA Modular segment. Delivery and installation revenues increased $100.5 million, or 36.7%, due to increased overall activity. New unit sales decreased $0.2 million, or 0.4%, and rental unit sales increased $16.3 million, or 41.9%.
Total average modular space and portable storage units on rent for the years ended December 31, 2021 and 2020 were 271,868 and 183,674, respectively. The increase was due primarily to the units acquired as part of the Merger with Mobile Mini, which closed on July 1, 2020. In total, modular space average units on rent increased 10,876 units, or 10.9%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Modular space average monthly rental rates increased 13.1% to $744 for the year ended December 31, 2021. Improved pricing was driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio, partially offset by the dilutive impact of lower rates on the Mobile Mini modular space units due to product mix. Portable storage average units on rent increased by 77,318 units, or 91.9%, for the year ended December 31, 2021. Average portable storage monthly rental rates of $144 represented an increase of $12, or 9.1%, compared to the year ended December 31, 2020. This increase was driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet. The average modular space unit utilization rate during the year ended December 31, 2021 was 70.1%, as compared to 70.2% during the same period in 2020. The average portable storage unit utilization rate during the year ended December 31, 2021 was 81.5%, as compared to 75.9% during the same period in 2020. The increase in average portable storage utilization rate was driven by higher utilization on the acquired Mobile Mini units.
Gross Profit: Our gross profit percentage was 51.1% and 48.3% for the years ended December 31, 2021 and 2020, respectively. Our gross profit percentage, excluding the effects of depreciation ("adjusted gross profit percentage"), was 63.6% and 62.9% for the years ended December 31, 2021 and 2020, respectively.
Gross profit increased $308.2 million, or 46.7%, to $968.2 million for the year ended December 31, 2021 from $660.0 million for the year ended December 31, 2020. The increase in gross profit is a result of a $321.0 million increase in leasing gross profit, increased delivery and installation gross profit of $13.7 million, and increased new and rental unit sale margins of $10.4 million. These increases were primarily a result of increased average monthly rental rates in the NA Modular segment on modular space units as well as recent acquisitions. These increases were offset partially by increased depreciation of $36.9 million as a result of acquired fleet and capital investments made over the past twelve months in our existing rental equipment.
SG&A Expense: SG&A expense increased $150.8 million, or 41.8%, to $511.4 million for the year ended December 31, 2021, compared to $360.6 million for the year ended December 31, 2020. The primary driver of the increase is related to additional SG&A expense as a result of operating a larger business due to the Merger. SG&A expense for the NA Storage, UK Storage, and Tank and Pump segments totaled $197.4 million for the year ended December 31, 2021.
Transaction Costs: Transaction costs decreased $62.7 million to $1.4 million for the year ended December 31, 2021. Transaction costs were primarily related to the Merger.
Other Depreciation and Amortization: Other depreciation and amortization increased $34.8 million, or 80.6%, to $78.0 million for the year ended December 31, 2021, compared to $43.2 million for the year ended December 31, 2020. The increase was driven by a $21.9 million increase in other depreciation and an $12.9 million increase in amortization of intangible assets primarily as a result of Mobile Mini being included in the 2021 results for a full year as compared to two quarters in 2020.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges were $2.9 million for the year ended December 31, 2021 as compared to $4.9 million for the year ended December 31, 2020. The decrease in lease impairment expense and other related charges of $2.0 million is a result of fewer closed locations in 2021 as compared to 2020.
Restructuring Costs: Restructuring costs were $11.9 million for the year ended December 31, 2021 as compared to $6.5 million for the year ended December 31, 2020. The restructuring charges in the year ended December 31, 2021 were primarily due to employee terminations costs as a result of the elimination of positions due to the Merger. The restructuring charges in the year ended December 31, 2020 were primarily due to employee terminations costs as a result of the Merger and, to a lesser extent, reductions in force across our branch network in response to COVID-19 economic conditions.
Currency (Gains) Losses, net: Currency (gains) losses, net decreased by $0.9 million to a $0.5 million loss for the year ended December 31, 2021 compared to a $0.4 million gain for the year ended December 31, 2020. The decrease in currency (gains) losses, net, are primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other (Income) Expense, Net: Other (income) expense, net was $1.8 million of expense for the year ended December 31, 2021 and $1.7 million of income for the year ended December 31, 2020, primarily related to the reversal of non-operating liabilities of $2.5 million for the year ended December 31, 2020.
Interest Expense: Interest expense decreased $1.9 million, or 1.6%, to $118.0 million for the year ended December 31, 2021 from $119.9 million for the year ended December 31, 2020. The decrease was driven by the redemption of the 2022 Secured Notes and the 2023 Secured Notes in the third quarter of 2020 and the redemption of $123.5 million of our 2025 Secured Notes during 2021.
Fair Value (Gain) Loss on Common Stock Warrant Liabilities: The fair value of common stock warrant liabilities decreased $30.1 million to a loss of $26.6 million for the year ended December 31, 2021. The decrease was primarily attributable to the change in estimated fair value of common stock warrant liabilities.
Loss on Extinguishment of Debt: We recorded a loss on extinguishment of debt of $6.0 million for the year ended December 31, 2021 related to the redemption premium and write off of unamortized deferred financing costs associated with the redemption of $123.5 million of our 2025 Secured Notes.
For the year ended December 31, 2020, as a result of the Merger and the related financing transactions, we recorded a loss on extinguishment of debt of $42.4 million. This loss on extinguishment of debt was comprised of the redemption premium and write off of unamortized deferred financing costs associated with the following: (i) $15.2 million due to the redemption of the 2022 Secured Notes, (ii) $22.7 million due to the redemption of the 2023 Secured Notes, and (iii) $4.4 million associated with the 2017 ABL Facility.
Income Tax Expense: Income tax expense increased $101.0 million to a $49.5 million expense for the year ended December 31, 2021 compared to a $51.5 million benefit for the year ended December 31, 2020. The increase in income tax expense was a result of higher pre-tax income partially offset by a reduction of reserves for uncertain tax positions of $11.7 million and increased by nondeductible permanent adjustments and a remeasurement of deferred tax liabilities in the UK resulting from the tax rate change in the UK enacted during the year ended December 31, 2021. The income tax benefit recognized in December 31, 2020 was primarily a result of the reversal of our valuation allowance of $56.5 million based on our assessment of deferred tax assets.

Comparison of Years Ended December 31, 2020 and 2019
Revenue: Total revenue increased $303.9 million, or 28.6%, to $1,367.6 million for the year ended December 31, 2020 from $1,063.7 million for the year ended December 31, 2019. The increase was primarily driven by the addition of Mobile Mini's revenues to our consolidated results. The Merger closed on July 1, 2020 and drove $316.5 million of the year over year increase. Leasing revenue increased $257.2 million, or 34.6%, as compared to the same period in 2019 driven by an increase of 75,114 average modular space and portable storage units on rent as a result of the Merger, and improved pricing and value-added products in our NA Modular segment. Delivery and installation revenues increased $54.1 million, or 24.6%, due to increased overall activity as a result of the Merger, but was partially offset by lower delivery volumes due to the impact of new project cancellations and delays in the second and third quarter of 2020 as a result of the COVID-19 pandemic. reduced new unit sales which decreased $6.0 million, or 10.2%, and rental unit sales which decreased $1.4 million, or 3.5%, as a result of lower demand in 2020.
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

Business Segments
The Company operates in four reportable segments as follows: NA Modular, NA Storage, UK Storage and Tank and Pump. The NA Modular segment represents the activities of the North America modular business. NA Storage represents the activities of the North America portable storage business. The UK Storage business represents the results of all modular and portable storage operations in the UK. The Tank and Pump segment represents the results of all operations for Tank and Pump services. Prior to the third quarter of 2021, the NA Modular segment represented the activities of WillScot historical segments prior to the Merger and the NA Storage, UK Storage and Tank and Pump segments represented the segments reported by Mobile Mini prior to the Merger. During the third quarter of 2021, the majority of the portable storage product business within the NA Modular segment was transitioned to the NA Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were transferred to the NA Storage segment, representing a shift of approximately $5.0 million of revenue and gross margin per quarter from the NA Modular segment to the NA Storage segment. This adjustment was not made to the historical segment results of prior periods, as we believe such adjustments to be immaterial.
The following tables and discussion summarize our reportable segment financial information for the years ended December 31, 2021, 2020 and 2019. Consistent with the presentation of our consolidated financial statements, the below segment results only include results from Mobile Mini for the periods subsequent to the Merger and do not include any unrealized incremental cost savings, revenue growth or pro forma adjustments that management expects to result from the integration of the merged business.
A Summary Business Segment Supplemental Unaudited Pro Forma Financial Information section has been included in this MD&A in order to provide period over period comparable financial information for the NA Storage, UK Storage and Tank and Pump reporting segments as these segments were not included in our reported results for the first six months of 2020.

Business Segment Results
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$1,164,179	$508,802	$111,025	$110,891	$1,894,897
Gross profit	$496,445	$348,259	$71,242	$52,262	$968,208
Adjusted EBITDA	$423,004	$226,600	$49,039	$41,750	$740,393
Capex for rental equipment	$187,495	$45,426	$27,830	$17,747	$278,498
Average modular space units on rent	84,524	16,780	9,098	—	110,402
Average modular space utilization rate	67.6%	78.5%	82.0%	—%	70.1%
Average modular space monthly rental rate	$809	$582	$434	$—	$744
Average portable storage units on rent	7,312	128,463	25,691	—	161,466
Average portable storage utilization rate	68.8%	80.9%	90.2%	—%	81.5%
Average portable storage monthly rental rate	$131	$155	$88	$—	$144
Average tank and pump solutions rental fleet utilization based on original equipment cost	N/A	N/A	N/A	72.3%	72.3%

	Year Ended December 31, 2020
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$1,051,162	$221,829	$46,361	$48,293	$1,367,645
Gross profit	$451,642	$156,785	$27,642	$23,904	$659,973
Adjusted EBITDA	$394,805	$99,837	$17,822	$17,843	$530,307
Capex for rental equipment	$153,327	$14,969	$1,693	$2,394	$172,383
Average modular space units on rent	86,874	8,333	4,319	—	99,526
Average modular space utilization rate	68.9%	80.6%	80.8%	—%	70.2%
Average modular space monthly rental rate	$685	$526	$367	$—	$658
Average portable storage units on rent	15,823	56,415	11,910	—	84,148
Average portable storage utilization rate	63.5%	78.2%	85.9%	—%	75.9%
Average portable storage monthly rental rate	$122	$147	$76	$—	$132
Average tank and pump solutions rental fleet utilization based on original equipment cost	N/A	N/A	N/A	61.7%	61.7%

	Year Ended December 31, 2019
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$1,063,665	$—	$—	$—	$1,063,665
Gross profit	$413,313	$—	$—	$—	$413,313
Adjusted EBITDA	$356,548	$—	$—	$—	$356,548
Capex for rental equipment	$205,106	$—	$—	$—	$205,106
Average modular space units on rent	91,682	—	—	—	91,682
Average modular space utilization rate	72.0%	—%	—%	—%	72.0%
Average modular space monthly rental rate	$614	$—	$—	$—	$614
Average portable storage units on rent	16,878	—	—	—	16,878
Average portable storage utilization rate	65.8%	—%	—%	—%	65.8%
Average portable storage monthly rental rate	$120	$—	$—	$—	$120
Average tank and pump solutions rental fleet utilization based on original equipment cost	N/A	N/A	N/A	—%	—%

NA Modular Segment
Comparison of Years Ended December 31, 2021 and 2020
Revenue: Total revenue increased $113.0 million, or 10.7%, to $1,164.2 million for the year ended December 31, 2021 from $1,051.2 million for the year ended December 31, 2020. The increase was primarily driven by increased leasing revenue of $94.6 million, or 12.3%, compared to 2020, increased delivery and installation revenue of $11.3 million, or 5.4% compared to 2020 and increased sales revenue of $7.1 million, or 9.8% compared to 2020. Average modular space monthly rental rates increased 18.1% for the year ended December 31, 2021 to $809 driven by continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Improved pricing was partially offset by lower volumes as average modular space units on rent decreased by 2,350 units, or 2.7%, year over year. The decrease was driven primarily by lower delivery volumes in the first half of the year.
Gross Profit: Gross profit increased $44.8 million, or 9.9%, to $496.4 million for the year ended December 31, 2021 from $451.6 million for the year ended December 31, 2020. The increase in gross profit was driven by a $59.9 million increase in leasing gross profit driven by improved pricing and VAPS. The increase in gross profit from leasing revenues was partially offset by an $11.9 million increase in depreciation of rental equipment primarily as a result of capital investments made over the past twelve months in our existing rental equipment for the year ended December 31, 2021.
Adjusted EBITDA: Adjusted EBITDA increased $28.2 million, or 7.1%, to $423.0 million for the year ended December 31, 2021 from $394.8 million for the year ended December 31, 2020. The increase was driven by higher leasing gross profits discussed above, partially offset by increases in SG&A, excluding discrete and other items of $24.2 million. SG&A increases were primarily related to increases in variable compensation of $8.5 million, occupancy costs of $4.3 million and office costs of $4.0 million.
Capex for rental equipment: Capex for rental equipment increased $34.2 million, or 22.3%, to $187.5 million for the year ended December 31, 2021 from $153.3 million for the year ended December 31, 2020. Net CAPEX increased $21.1 million, or 17.4%, to $142.4 million. The increase was mainly driven by fleet and VAPS purchases, as well as refurbishments.
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

Reconciliation of non-GAAP Financial Measures
In addition to using GAAP financial measurements, we use certain non-GAAP financial measures to evaluate our operating results. As such, we include in this Annual Report on Form 10-K reconciliations to their most directly comparable GAAP financial measures. Set forth below are definitions and reconciliations to the nearest comparable GAAP measure of certain non-GAAP financial measures used in this Annual Report on Form 10-K along with descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures. Each of these non-GAAP financial measures has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for analysis of, results reported under GAAP. Our measurements of these metrics may not be comparable to similarly titled measures of other companies.
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
•Other expense, including consulting expenses related to certain one-time projects, financing costs not classified as interest expense, and gains and losses on disposals of property, plant, and equipment.
Our Chief Operating Decision Maker ("CODM") evaluates business segment performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated net income (loss) to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company and captures the business performance of the segments, inclusive of indirect costs.
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

The following tables provide an unaudited reconciliation of Net income (loss) to Adjusted EBITDA:

2021
(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net income	$4,447	$20,371	$61,103	$74,223	$160,144
Income tax expense	10,481	18,828	6,644	13,593	49,546
Income before income tax	14,928	39,199	67,747	87,816	209,690
Loss on extinguishment of debt	3,185	2,814	—	—	5,999
Interest expense	29,964	29,212	29,201	29,610	117,987
Fair value loss (gain) on common stock warrant liabilities	27,207	(610)	—	—	26,597
Depreciation and amortization	74,022	84,515	75,276	81,754	315,567
Currency losses, net	36	33	127	352	548
Restructuring costs, lease impairment expense and other related charges	4,395	7,434	2,457	470	14,756
Transaction costs	844	—	303	228	1,375
Integration costs	7,342	7,622	8,247	5,213	28,424
Stock compensation expense	3,514	4,707	6,259	4,509	18,989
Other	(1,852)	569	532	1,212	461
Adjusted EBITDA	$163,585	$175,495	$190,149	$211,164	$740,393

2020
(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net income (loss)	$91,655	$(14,130)	$(6,051)	$3,866	$75,340
Income tax expense (benefit)	790	(285)	(66,675)	14,719	(51,451)
Income (loss) before income tax	92,445	(14,415)	(72,726)	18,585	23,889
Loss on extinguishment of debt	—	—	42,401	—	42,401
Interest expense	28,257	28,519	33,034	30,076	119,886
Fair value (gain) loss on common stock warrant liabilities	(95,329)	26,963	22,303	42,602	(3,461)
Depreciation and amortization	49,022	48,377	71,704	74,727	243,830
Currency losses (gains), net	898	(380)	(371)	(502)	(355)
Restructuring costs, lease impairment expense and other related charges	1,601	2,143	4,798	2,861	11,403
Transaction costs	9,431	1,619	52,191	812	64,053
Integration costs	1,685	2,153	7,083	7,417	18,338
Stock compensation expense	1,787	2,227	2,944	2,921	9,879
Other	(253)	314	198	185	444
Adjusted EBITDA	$89,544	$97,520	$163,559	$179,684	$530,307
Adjusted Gross Profit and Adjusted Gross Profit Percentage
We define Adjusted Gross Profit as gross profit plus depreciation on rental equipment. Adjusted Gross Profit Percentage is defined as Adjusted Gross Profit divided by revenue. Adjusted Gross Profit and Adjusted Gross Profit Percentage are not measurements of our financial performance under GAAP and should not be considered as an alternative to gross profit, gross profit percentage, or other performance measures derived in accordance with GAAP. In addition, our measurement of Adjusted Gross Profit and Adjusted Gross Profit Percentage may not be comparable to similarly titled measures of other companies. Management believes that the presentation of Adjusted Gross Profit and Adjusted Gross Profit Percentage provides useful information regarding our results of operations and assists in analyzing the underlying performance of our business.

The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Year Ended December 31,
(in thousands)	2021	2020
Revenue (A)	$1,894,897	$1,367,645

Gross profit (B)	$968,208	$659,973
Depreciation of rental equipment	237,537	200,581
Adjusted Gross Profit (C)	$1,205,745	$860,554

Gross Profit Percentage (B/A)	51.1%	48.3%
Adjusted Gross Profit Percentage (C/A)	63.6%	62.9%
Net Income Excluding Gain/Loss from Warrants
We define Net Income Excluding Gain/Loss from Warrants as net income plus or minus the impact of the change in the fair value of the common stock warrant liability. Management believes that the presentation of our financial statements excluding the impact of the mark-to-market adjustment provides useful information regarding our results of operations and assists in the review of our actual operating performance.
The following tables provide an unaudited reconciliation of Net income (loss) to Net Income (Loss) Excluding Gain Loss from Warrants:

2021
(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net income	$4,447	$20,371	$61,103	$74,223	$160,144
Fair value loss (gain) on common stock warrant liabilities	27,207	(610)	—	—	26,597
Net Income Excluding Gain/Loss from Warrants	$31,654	$19,761	$61,103	$74,223	$186,741

2020
(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net income (loss)	$91,655	$(14,130)	$(6,051)	$3,866	$75,340
Fair value (gain) loss on common stock warrant liabilities	(95,329)	26,963	22,303	42,602	(3,461)
Net (Loss) Income Excluding Gain/Loss from Warrants	$(3,674)	$12,833	$16,252	$46,468	$71,879
Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively, "Total Capital Expenditures"), less proceeds from the sale of rental equipment and proceeds from the sale of property, plant and equipment (collectively, "Total Proceeds"), which are all included in cash flows from investing activities. Management believes that the presentation of Net CAPEX provides useful information regarding the net capital invested into our rental fleet and property, plant and equipment each year to assist in analyzing the performance of our business.
The following tables provide unaudited reconciliations of Net CAPEX on a historical quarterly basis:
Quarterly Consolidated Results for the Year Ended December 31, 2021

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Total Capital Expenditures	$59,842	$75,425	$63,760	$109,969	$308,996
Total Proceeds	28,931	17,944	11,806	13,440	72,121
Net CAPEX	$30,911	$57,481	$51,954	$96,529	$236,875

Quarterly Consolidated Results for the Year Ended December 31, 2020

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Total Capital Expenditures	$41,166	$41,702	$48,484	$57,485	$188,837
Total Proceeds	10,626	5,319	15,161	15,198	46,304
Net CAPEX	$30,540	$36,383	$33,323	$42,287	$142,533
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
The following tables provide a reconciliation of net cash provided by operating activities to Free Cash Flow:
Quarterly Consolidated Results for the Year Ended December 31, 2021

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net cash provided by operating activities	$122,071	$139,537	$130,447	$147,847	$539,902
Purchase of rental equipment and refurbishments	(52,535)	(65,282)	(60,374)	(100,307)	(278,498)
Proceeds from sale of rental equipment	15,202	15,235	11,597	13,176	55,210
Purchase of property, plant and equipment	(7,307)	(10,143)	(3,386)	(9,662)	(30,498)
Proceeds from the sale of property, plant and equipment	13,729	2,709	209	264	16,911
Free Cash Flow	$91,160	$82,056	$78,493	$51,318	$303,027
Quarterly Consolidated Results for the Year Ended December 31, 2020

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net cash provided by operating activities	$38,348	$75,379	$61,368	$129,717	$304,812
Purchase of rental equipment and refurbishments	(39,648)	(40,034)	(42,591)	(50,110)	(172,383)
Proceeds from sale of rental equipment	6,786	5,316	13,179	13,668	38,949
Purchase of property, plant and equipment	(1,518)	(1,668)	(5,893)	(7,375)	(16,454)
Proceeds from the sale of property, plant and equipment	3,840	3	1,982	1,530	7,355
Free Cash Flow	$7,808	$38,996	$28,045	$87,430	$162,279

Supplemental Pro Forma Information
The following pro forma financial information has been prepared for WillScot Mobile Mini, for the year ended December 31, 2020. This pro forma statement of operations presents the historical consolidated statement of operations of WillScot Mobile Mini, giving effect to the following items as if they had occurred on January 1, 2019:
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
The adjustments presented on the pro forma financial statement have been identified and presented to provide relevant information necessary for an accurate understanding of the combined company following the transactions and events described above. We believe this pro forma financial statement is important for purposes of comparison to the prior period due to the addition of a significant acquisition during the reported financial reporting periods. This information is used by management to measure the performance of ongoing operations and analyze our business performance and trends. This information is also useful to investors in order for them to better understand the combined historical financial results of the legacy businesses for comparative purposes and for the purposes of development of future projections and earnings growth prospects.
The pro forma financial information set forth below is based upon available information and assumptions that we believe are reasonable and is for illustrative purposes only. The financial results may have been different if the transactions described above had been completed sooner. You should not rely on the pro forma financial information as being indicative of the historical results that would have been achieved if these transactions and events had been completed as of January 1, 2019. The pro forma combined financial information below should be read in conjunction with the consolidated financial statements and related notes of the Company included elsewhere in this Annual Report on Form 10-K. All pro forma adjustments and their underlying assumptions are described more fully in the notes below.
Accounting Policies
During the preparation of this pro forma combined financial statement, we assessed whether there were any material differences between the Company’s accounting policies and Mobile Mini’s accounting policies. The assessment performed did not identify any material differences and, as such, this pro forma combined financial statement does not adjust for or assume any differences in accounting policies between WillScot and Mobile Mini.
Pro forma Presentation
The following pro forma combined financial information and associated notes are based on the historical financial statement of WillScot and Mobile Mini as described below. In preparing the pro forma combined statement of operations for the year ended December 31, 2020, certain historical financial information for Mobile Mini was reclassified to align to the reporting classifications of WillScot.
The pro forma combined statement of operations for the year ended December 31, 2020 is based on, derived from, and should be read in conjunction with, WillScot’s historical financial statement. The aforementioned pro forma financial statement is also based on, derived from, and should be read in conjunction with Mobile Mini's historical financial statement.

	Year Ended December 31, 2020
(in thousands)	WillScot Mobile Mini Holdings Corp.	Historical Mobile Mini (as reclassified)	Pro Forma Adjustments	Pro Forma Combined
Revenues:
Leasing and services revenue:
Leasing	$1,001,447	$208,374	$—	$1,209,821
Delivery and installation	274,156	59,999	—	334,155
Sales revenue:
New units	53,093	8,402	—	61,495
Rental units	38,949	7,465	—	46,414
Total revenues	1,367,645	284,240	—	1,651,885
Costs:
Costs of leasing and services:
Leasing	227,376	28,584	—	255,960
Delivery and installation	220,102	42,476	—	262,578
Costs of sales:
New units	34,841	5,457	—	40,298
Rental units	24,772	4,625	—	29,397
Depreciation of rental equipment (b)	200,581	15,360	2,334	218,275
Gross profit	659,973	187,738	(2,334)	845,377
Expenses:
Selling, general and administrative	360,626	96,170		456,796
Transaction costs (a)	64,053	16,799	(80,852)	—
Other depreciation and amortization (c)	43,249	19,695	11,397	74,341
Lease impairment expense and other related charges	4,876	—	—	4,876
Restructuring costs	6,527	—	—	6,527

Currency (gains) losses, net	(355)	39	—	(316)
Other (income) expense, net	(1,718)	186	—	(1,532)
Operating income	182,715	54,849	67,121	304,685
Interest expense (d)	119,886	16,974	(9,808)	127,052
Fair value gain on common stock warrant liabilities	(3,461)	—	—	(3,461)
Loss on extinguishment of debt (e)	42,401	—	(19,682)	22,719
Income before income tax	23,889	37,875	96,611	158,375
Income tax (benefit) expense (f)	(51,451)	12,330	73,670	34,549
Net income	75,340	25,545	22,941	123,826
Net income attributable to non-controlling interest, net of tax (g)	1,213	—	(1,213)	—
Net income attributable to WillScot Mobile Mini	$74,127	$25,545	$24,154	$123,826

Notes to Pro Forma Statement

(a)	Represents the elimination of non-recurring transaction costs incurred as a result of the Merger.
(b)	Represents the adjustment for depreciation of rental fleet relating to the increase in fair value purchase accounting adjustments as a result of the Merger.
(c)	Represents the differential in other depreciation and amortization expense related to the fair value purchase accounting adjustments as a result of the Merger.
(d)	Reflects the adjustment for interest expense related to our debt structure after the Merger as though the following had occurred on January 1, 2019 (i) borrowings under the 2020 ABL Facility, (ii) borrowings under the 2025 Secured Notes, (iii) repayment of the 2017 ABL Facility, (iv) repayment of the 2022 Secured Notes and repayment of the Mobile Mini debt assumed at the Merger.
(e)	Represents the elimination of the one-time loss on extinguishment of debt in connection with the repayment of the 2022 Secured Notes and the 2017 ABL Facility.
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

(g)	Reflects the adjustment for the extinguishment of non-controlling interest as a result of the Sapphire Exchange on June 30, 2020.

The pro forma adjustment to interest expense consists of the following:

Year Ended December 31,
(in thousands)	2020
ABL Facility interest	$(2,561)
2022 Secured Notes interest	(10,631)
2025 Secured Notes interest	18,247
Mobile Mini debt interest	(15,921)
Deferred financing fee amortization	1,058
Net pro forma adjustment	$(9,808)

Reconciliation of Pro Forma Adjusted EBITDA
The following unaudited table provides a reconciliation of proforma Net income to pro forma unaudited Adjusted EBITDA:

Year Ended December 31,
(in thousands)	2020
Net income	$123,826
Income tax expense	34,549
Loss on extinguishment of debt	22,719
Fair value gain on common stock warrant liabilities	(3,461)
Interest expense	127,052
Depreciation and amortization	292,616
Currency gains, net	(316)
Restructuring costs, lease impairment expense, other related charges	11,403
Integration costs	18,338
Stock compensation expense	15,280
Other	4,459
Adjusted EBITDA	$646,465

Summary Business Segment Supplemental Pro Forma Financial Information
As a result of the Merger and the significant related financing transactions, we believe presenting supplemental pro forma financial information is beneficial to the readers of the financial statements as we believe this is a better representation of the go-forward operations of the combined company, and we believe this information is useful to investors in order for them to better understand the combined historical financial results of the legacy businesses for comparative purposes. The following table sets forth key metrics used by management to run the business on a pro forma basis as if the Merger and related financing transactions had occurred on January 1, 2019. Refer to the Supplemental Pro Forma Financial Information section above for the full reconciliation of the statement of operations.
Following the Merger, we modified our management structure and expanded from two reporting segments to four segments: NA Modular, NA Storage, UK Storage and Tank and Pump. Prior to the Merger, WillScot had two reportable segments, US Modular and Other North America Modular. These two segments were combined to create the NA Modular segment, which represented the legacy WillScot operations prior to the third quarter of 2021. Prior to the third quarter of 2021, the other segments, NA Storage, UK Storage, and Tank and Pump aligned to the legacy operations and segments reported by Mobile Mini. During the third quarter of 2021, the majority of the portable storage product business within the NA Modular segment was transitioned to the NA Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were transferred to the NA Storage segment. The reporting segments are aligned with how we operate and analyze our business results.

Pro Forma Comparison of Years ended December 31, 2021 and 2020:

	Pro Forma Combined Year Ended December 31,		2021 vs. 2020
(in thousands)	2021	2020	$ Change	% Change
Revenue	$1,894,897	$1,651,885	$243,012	14.7%
Selling, general and administrative expenses	$511,446	$456,796	$54,650	12.0%
Net income	$160,144	$123,826	$36,318	29.3%
Adjusted EBITDA	$740,393	$646,465	$93,928	14.5%

Other Financial Data:
Adjusted EBITDA - NA Modular	$423,004	$394,805	$28,199	7.1%
Adjusted EBITDA - NA Storage	226,600	184,601	41,999	22.8%
Adjusted EBITDA - UK Storage	49,039	31,080	17,959	57.8%
Adjusted EBITDA - Tank and Pump	41,750	35,979	5,771	16.0%
Combined Adjusted EBITDA	$740,393	$646,465	$93,928	14.5%

NA Modular - Quarterly Results
Pro Forma Quarterly Results for the year ended December 31, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Total
Revenue	$266,224	$289,382	$299,051	$309,522	$1,164,179
Gross profit	$113,002	$116,136	$127,854	$139,453	$496,445
Adjusted EBITDA	$97,371	$103,545	$106,825	$115,263	$423,004
Capex for rental equipment	$39,135	$49,364	$31,789	$67,207	$187,495
Average modular space units on rent	84,795	84,754	84,218	84,328	84,524
Average modular space utilization rate	67.6%	67.7%	67.6%	67.5%	67.6%
Average modular space monthly rental rate	$737	$801	$834	$866	$809
Average portable storage units on rent	14,903	13,301	493	552	7,312
Average portable storage utilization rate	60.3%	69.8%	48.0%	62.7%	68.8%
Average portable storage monthly rental rate	$124	$133	$179	$228	$131

Pro Forma Quarterly Results for the year ended December 31, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Total
Revenue	$255,821	$256,862	$267,867	$270,612	$1,051,162
Gross profit	$106,190	$109,964	$112,079	$123,409	$451,642
Adjusted EBITDA	$89,544	$97,520	$100,281	$107,460	$394,805
Capex for rental equipment	$39,648	$40,034	$34,249	$39,396	$153,327
Average modular space units on rent	87,988	87,096	86,400	86,011	86,874
Average modular space utilization rate	69.2%	68.5%	68.3%	68.2%	68.9%
Average modular space monthly rental rate	$653	$669	$693	$724	$685
Average portable storage units on rent	16,346	15,869	15,473	15,603	15,823
Average portable storage utilization rate	64.1%	62.5%	61.3%	62.6%	63.5%
Average portable storage monthly rental rate	$119	$120	$124	$124	$122

The NA Modular segment represents the activities of WillScot prior to the Merger. As a result, there are no differences between pro forma results and actual results on a reported basis. Please see comparison of results for the years ended December 31, 2021 and 2020 within "Business Segment Results" above.

NA Storage - Quarterly Results
Pro Forma Quarterly Results for the year ended December 31, 2021

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Total
Revenue	$107,748	$115,794	$133,897	$151,363	$508,802
Gross profit	$72,619	$75,721	$92,496	$107,423	$348,259
Adjusted EBITDA	$46,322	$49,526	$59,123	$71,629	$226,600
Capex for rental equipment	$3,472	$8,773	$11,920	$21,261	$45,426
Average modular space units on rent	16,439	16,360	16,316	18,006	16,780
Average modular space utilization rate	79.4%	78.4%	77.6%	78.8%	78.5%
Average modular space monthly rental rate	$535	$573	$602	$617	$582
Average portable storage units on rent	105,810	112,862	137,123	158,055	128,463
Average portable storage utilization rate	73.9%	76.1%	83.2%	88.1%	80.9%
Average portable storage monthly rental rate	$148	$151	$155	$163	$155

Pro Forma Quarterly Results for the Year ended December 31, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Total
Revenue	$103,495	$92,826	$104,493	$117,336	$418,150
Gross profit	$71,400	$66,639	$73,384	$83,401	$294,824
Adjusted EBITDA	$43,994	$40,770	$46,465	$53,372	$184,601
Capex for rental equipment	$5,200	$7,272	$7,234	$7,735	$27,441
Average modular space units on rent	15,509	15,757	16,383	16,948	16,152
Average modular space utilization rate	77.8%	78.6%	80.4%	80.9%	79.4%
Average modular space monthly rental rate	$497	$463	$505	$547	$504
Average portable storage units on rent	105,441	101,463	105,221	120,439	108,167
Average portable storage utilization rate	73.1%	70.6%	73.4%	83.0%	75.1%
Average portable storage monthly rental rate	$146	$143	$145	$150	$146

Pro Forma Comparison of Years ended December 31, 2021 and 2020
NA Storage
Revenue: Total revenue increased $90.6 million, or 21.7%, to $508.8 million for the year ended December 31, 2021 from $418.2 million for the year ended December 31, 2020. Leasing revenues for the year ended December 31, increased year-over-year by $73.7 million, or 23.5% to $387.6 million. The average number of portable storage units on rent increased 20,296 units, or 18.8% to 128,463 compared to 108,167 units in 2020. The increase is associated with year over year growth in the broader construction segment and continuous pricing optimization, as well as due to the impact of acquisitions closed in the third and fourth quarter of 2021.
Gross Profit: Gross profit increased $53.5 million, or 18.1%, for the year ended December 31, 2021 to $348.3 million from $294.8 million for the year ended December 31, 2020. This gross profit increase was driven primarily by a $56.7 million, or 20.4%, year-over-year increase within leasing and an increase in delivery and installation gross profit of $2.3 million partially offset by a decrease of $0.3 million in sales.
Adjusted EBITDA: Adjusted EBITDA increased $42.0 million, or 22.8%, to $226.6 million for the year ended December 31, 2021 from $184.6 million for the year ended December 31, 2020 and the margin expanded to 44.5% from 44.1%. Excluding integration and stock-based compensation, SG&A expense increased due to increased costs for personnel of approximately $6.9 million and $1.0 million due to increased travel.
Capex for Rental Equipment: Purchases of rental equipment and refurbishments of $45.4 million for the year ended December 31, 2021 were $18.0 million higher than for the year ended December 31, 2020. Rental fleet expenditures were reduced significantly during the year ended December 31, 2020 in response to COVID-19, especially after the first quarter of 2020, and were primarily to meet demand for specific products, largely ground level offices.

UK Storage - Quarterly Results
Pro Forma Quarterly Results for the year ended December 31, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Total
Revenue	$27,007	$28,432	$28,099	$27,487	$111,025
Gross profit	$16,493	$17,937	$18,876	$17,936	$71,242
Adjusted EBITDA	$11,064	$12,328	$13,255	$12,392	$49,039
Capex for rental equipment	$6,770	$4,226	$11,649	$5,185	$27,830
Average modular space units on rent	9,115	9,354	9,298	8,627	9,098
Average modular space utilization rate	83.8%	84.3%	83.4%	76.7%	82.0%
Average modular space monthly rental rate	$404	$438	$454	$439	$434
Average portable storage units on rent	24,647	25,573	25,632	26,911	25,691
Average portable storage utilization rate	89.2%	91.8%	89.1%	90.6%	90.2%
Average portable storage monthly rental rate	$82	$88	$90	$91	$88

Pro Forma Quarterly Results for the year ended December 31, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Total
Revenue	$20,197	$17,154	$21,653	$24,708	$83,712
Gross profit	$11,372	$10,991	$12,671	$14,971	$50,005
Adjusted EBITDA	$6,405	$6,853	$8,306	$9,516	$31,080
Capex for rental equipment	$337	$522	$677	$1,016	$2,552
Average modular space units on rent	7,850	7,912	8,444	8,834	8,262
Average modular space utilization rate	74.2%	74.6%	79.1%	82.4%	77.6%
Average modular space monthly rental rate	$326	$313	$356	$377	$344
Average portable storage units on rent	23,328	22,870	23,146	24,496	23,462
Average portable storage utilization rate	83.7%	82.2%	83.2%	88.6%	84.4%
Average portable storage monthly rental rate	$73	$70	$75	$78	$74

Pro Forma Comparison of Years ended December 31, 2021 and 2020
UK Storage
Revenue: Total revenue increased $27.3 million, or 32.6%, to $111.0 million for the year ended December 31, 2021 from $83.7 million for the year ended December 31, 2020. Total Revenue in GBP increased $15.7 million, or 24.1% to $80.7 million for the year ended December 31, 2021 from $65.0 million for the year ended December 31, 2020. Leasing revenues increased 37.5% and delivery and installation revenues increased 44.6%, while sales revenue decreased 33.8%. Within leasing activity, average monthly rental rates for modular space units and portable storage units increased 26.2% and 18.9% year-over-year, respectively. These increases were supplemented by a 10.1% increase in modular space average units on rent and a 9.5% increase in average portable storage units on rent.
Gross Profit: Gross profit increased $21.2 million, or 42.4%, to $71.2 million for the year ended December 31, 2021 from $50 million for the year ended December 31, 2020. Gross profit on leasing increased 39.4% year-over-year. Depreciation on rental equipment also increased by $3.5 million.
Adjusted EBITDA: Adjusted EBITDA increased $17.9 million, or 57.7%, to $49.0 million for the year ended December 31, 2021 from $31.1 million for the year ended December 31, 2020. ~~a~~nd the margin increased to 44.2% from 37.1%. The increase resulted primarily from the favorable gross profit discussed above.
Capex for Rental Equipment: Purchases of rental equipment and refurbishments of $27.8 million for the year ended December 31, 2021 were $25.2 million higher than for the year ended December 31, 2020. Rental fleet expenditures were reduced in 2020 in response to COVID-19.

Tank and Pump - Quarterly Results
Pro Forma Quarterly Results for the year ended December 31, 2021:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Total
Revenue	$24,344	$27,494	$29,505	$29,548	$110,891
Gross profit	$11,266	$13,016	$14,323	$13,657	$52,262
Adjusted EBITDA	$8,828	$10,096	$10,946	$11,880	$41,750
Capex for rental equipment	$3,158	$2,919	$5,016	$6,654	$17,747
Average tank and pump solutions rental fleet utilization based on original equipment cost	67.4%	71.2%	74.8%	75.5%	72.3%

Pro Forma Quarterly Results for the year ended December 31, 2020:

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Total
Revenue	$26,884	$23,684	$23,302	$24,991	$98,861
Gross profit	$13,279	$11,723	$11,430	$12,474	$48,906
Adjusted EBITDA	$9,477	$8,659	$8,507	$9,336	$35,979
Capex for rental equipment	$4,514	$941	$431	$1,963	$7,849
Average tank and pump solutions rental fleet utilization based on original equipment cost	66.4%	60.5%	58.2%	65.2%	62.6%

Pro Forma Comparison of Years ended December 31, 2021 and 2020:
Tank and Pump
Revenue: Total revenue increased $12.0 million, or 12.2%, to $110.9 million for the year ended December 31, 2021 from $98.9 million for the year ended December 31, 2020.
Utilization based on OEC increased from 62.6% for the year ended December 31, 2020 to 72.3% for year ended December 31, 2021 and experienced an increase in average rental rates compared to the prior-year period. In addition, utilization levels grew sequentially in each quarter, finishing the fourth quarter of 2021 at an average OEC utilization rate of 75.5%. Year-over-year leasing revenue increased $11.7 million, or 17.9%, while delivery and installation revenue increased $1.0 million, or 3.5%. Sales revenues decreased $0.7 million compared to the prior-year period.
Gross Profit: Gross profit increased $3.4 million, or 6.9%, for the year ended December 31, 2021 to $52.3 million from $48.9 million for the year ended December 31, 2020. Gross profit for leasing activity increased $6.4 million driven by the increased revenue as discussed above offset by increased costs of $5.3 million, including increased repairs and maintenance of $8.1 million. Gross profit for delivery and installation activity decreased $1.7 million reflecting higher revenues offset by a $2.8 million increase in expense, including $0.7 million higher expense for fuel. Depreciation of rental equipment decreased $1.2 million.
Adjusted EBITDA: Adjusted EBITDA increased $5.8 million, or 16.0%, to $41.8 million for the year ended December 31, 2021 from $36.0 million for the year ended December 31, 2020 and the margin expanded to 37.6% from 36.4%. The increase in Adjusted EBITDA was driven by the higher gross profit discussed above, offset by a $1.6 million reduction SG&A expense including $1.7 million in decreased employee costs.
Capex for rental equipment: Purchases of rental equipment and refurbishments were reduced significantly during 2020 due to the unfavorable environment for this segment. For the year ended December 31, 2021, expenditures of $17.7 million were $9.9 million higher than for the year ended December 31, 2020.

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
We have consistently accessed the debt and equity capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. Subsequent to the Merger, we believe we have ample liquidity in the 2020 ABL Facility and are generating substantial free cash flow, which together support both organic operations and other capital allocation priorities as they arise.
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
In anticipation of the Merger, on June 15, 2020, we completed a private offering of $650.0 million in aggregate principal amount of the 2025 Secured Notes. The proceeds from the 2025 Secured Notes of $650.0 million were used to consummate the Merger and the related financing transactions, which included repayment of the 2022 Secured Notes, repayment of the Mobile Mini senior notes, and payment of certain fees and expenses related to the Merger and the related financing transactions. The 2025 Secured Notes mature on June 15, 2025 and bear interest at a rate of 6.125% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2020. During 2021, we redeemed $123.5 million of the 2025 Secured Notes. This repayment was funded by internally generated cash flow and lower cost borrowings under the 2020 ABL facility.
On July 1, 2020, in connection with the completion of the Merger, we entered into the 2020 ABL Facility, which provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion (the “US Facility”) and (ii) a $400 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “2020 ABL Facility”). Borrowing availability under the 2020 ABL Facility is equal to the lesser of $2.4 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool of which our rental equipment represents the largest component. On July 1, 2020, in connection with the completion of the Merger, approximately $1.47 billion of proceeds from the 2020 ABL Facility were used to repay the 2017 ABL Facility, repay Mobile Mini's asset-backed lending facility, and pay fees and expenses related to the Merger and the related financing transactions. On August 11, 2020, we redeemed $49.0 million of our 2023 Secured Notes at a redemption price of 103.0% plus accrued and unpaid interest using proceeds from the 2020 ABL Facility. At December 31, 2021, we had $0.7 billion of available borrowing capacity under the 2020 ABL Facility.
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
Cash Flows
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash from operating activities	$539,902	$304,812	$172,566
Net cash from investing activities	(384,047)	(125,360)	(152,582)
Net cash from financing activities	(167,887)	(158,958)	(26,063)
Effect of exchange rate changes on cash and cash equivalents	(206)	1,398	166
Net change in cash and cash equivalents	$(12,238)	$21,892	$(5,913)

Comparison of the Years Ended December 31, 2021 and 2020 and December 31, 2020 and 2019
Cash Flows from operating activities
Cash provided by operating activities for the year ended December 31, 2021 was $539.9 million as compared to $304.8 million for the year ended December 31, 2020, an increase of $235.1 million. The increase in cash provided by operating activities was driven by an increase of $252.1 million of net income, adjusted for non-cash items. This was partially offset by a decrease of $17.2 million in the net movements of the operating assets and liabilities, which was primarily attributable to an increase in cash used from accounts receivable of $78.4 million compared to the same period in 2020, an increase in accounts payable and other accrued liabilities of $43.3 million, an increase in accrued interest of $12.1 million, and an increase of $10.2 million in deferred revenue compared to the same period in 2020.
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
Cash flows from investing activities
Cash used in investing activities for the year ended December 31, 2021 was $384.0 million as compared to $125.4 million for the year ended December 31, 2020, an increase of $258.6 million. The increase in cash used in investing activities was driven by a $164.3 million increase in cash used in acquisitions, net of cash acquired. During 2021, the Company acquired certain assets and liabilities of several smaller entities for $147.2 million in cash. During 2020, $17.2 million of cash was acquired as part of the Merger. The increase in cash used in investing activities was also driven by a $106.1 million increase in cash used for the purchase of rental equipment and refurbishments to support growing demand for new project deliveries across all segments, and a $14.0 million increase in cash used for the purchase of property, plant, and equipment. These increases were partially offset by a $9.5 million increase in proceeds from sale of property, plant and equipment and a $16.3 million increase in proceeds from the sale of rental equipment. Proceeds from sale of rental equipment increased compared to the prior year due to higher sales demand.
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
Cash flows from financing activities
Cash used in financing activities for the year ended December 31, 2021 was $167.9 million as compared to $159.0 million for the year ended December 31, 2020, an increase of $8.9 million cash used. The increase in cash used in financing activities was driven by an increase of $341.8 million in repurchases of common stock and warrants as well as a $2,058.1 million decrease in receipts from borrowings. This was partially offset by a decrease of $2,296.2 million in repayment of borrowings, a decrease of $65.5 million in payment of financing costs, and a decrease of $30.9 million in payment of debt extinguishment premium costs.
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

Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its 2020 ABL Facility, 2025 Secured Notes, 2028 Secured Notes, and finance leases, including interest, totaling $3.2 billion as of December 31, 2021, $21.8 million of which is obligated to be repaid within the next twelve months. Refer to Note 9 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for equipment and office space. As of December 31, 2021, the Company had lease obligations of $290.3 million, with $63.7 million payable within the next twelve months.
In addition to the aforementioned cash requirements, the Company has a Share Repurchase program authorized by the Board of Directors in October 2021 which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock and equivalents. This program does not obligate the Company to repurchase any specific amount of shares.
The company believes its cash, cash flows generated from ongoing operations, and continued access to its revolving credit facility as well access to debt markets are sufficient to satisfy its currently anticipated cash requirements for the foreseeable future.

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
Revenue Recognition
Leasing and Services Revenue
The majority of revenue is generated by rental income subject to the guidance of Accounting Standard Update ("ASU") 2016-2, Leases (Topic 842) ("ASC 842"). The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
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
Rental equipment is leased primarily under operating leases. Operating lease minimum contractual terms within the NA Modular segment generally range from 1 month to 60 months and averaged approximately 10 months across this segment's rental fleet for the year ended December 31, 2021.Rental contracts with customers within the NA Storage, UK Storage, and Tank & Pump segments are generally based on a 28-day rate and billing cycle. The rental continues until cancelled by the Company or the customer. The Company records changes in estimated collectability directly against leasing revenue.
The Company may use third parties to satisfy its performance obligations, including both the provision of VAPS and other services. To determine whether it is the principal or agent in the arrangement, the Company reviews each third-party relationship on a contract-by-contract basis. The Company is considered an agent when its role is to arrange for another entity to provide the VAPS and other services to the customer. In these instances, the Company does not control the rental unit or service before it is provided and the risk of performance is held by the third party. The Company is considered the principal when it controls the VAPS or other services prior to transferring control to the customer and retains the risk of performance. WillScot Mobile Mini may be a principal in the fulfillment of some leasing contracts and services elements and an agent for other elements within the same contract. Revenue is recognized on a gross basis when the Company is the principal in the arrangement and on a net basis when it is the agent.
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
Revenue is recognized net of sales tax billed to customers, which is subsequently remitted to governmental authorities.
Goodwill and Annual Goodwill Impairment Test
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
The Company performs its annual impairment test of goodwill as of October 1 at the reporting unit level, as well as during any reporting period in which events or changes in circumstances occur that, in management’s judgment, may constitute triggering events under ASC 350-20, Intangibles – Goodwill and Other, Testing Goodwill for Impairment. The Company performs its assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses company-specific, industry, market and general economic factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elects not to use the qualitative impairment test, a quantitative impairment test is performed. The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The Company uses an independent valuation specialist for its quantitative impairment tests to assist in the valuation.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, value of net operating losses, future economic and market conditions and determination of appropriate market comparables. Management bases fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates and the estimate is inherently sensitive to any material changes to the inputs noted above; these changes could potentially impact the fair value of reporting units.
If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for the excess, not to exceed the amount of goodwill allocated to that reporting unit.
Intangible Assets Other than Goodwill
Intangible assets that are acquired by the Company and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. The Company’s indefinite-lived intangible assets consist of the Williams Scotsman and Mobile Mini trade names. The Company performs its assessment of indefinite-lived intangible assets utilizing either a qualitative or quantitative impairment test. When utilizing a quantitative impairment test, the Company calculates fair value using a relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value. The relief-from-royalty method requires the Company to make assumptions regarding future revenue and the appropriate selection of royalty and discount rates. Any material deviation in actual results could affect the calculated fair value of the intangible asset.
Other intangible assets that have finite useful lives are measured at cost less accumulated amortization and impairment losses, if any. Amortization is recognized in profit or loss over the estimated useful lives of the intangible asset.
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers, tank and pump solutions products, which consist primarily of liquid and solid containment units, pumps and filtration equipment, and value-added products and services (“VAPS”) which are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and conversions of rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are capitalized and depreciated over the lease term taking in consideration the residual value of the asset. Maintenance and repair costs are expensed as incurred.
Depreciation is generally computed using the straight-line method over estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space units	10 - 30 years	20 - 55%
Portable storage units	30 years	55%
Tank and pump equipment	7 - 25 years	—%
VAPS and other related rental equipment	1 - 8 years	—%
Trade Receivables and Allowance for Credit Losses
. The Company is exposed to credit losses from trade receivables. The Company assesses each customer’s ability to pay for the products it leases or sells by conducting a credit review. The credit review considers expected billing exposure and timing for payment and the customer’s established credit rating. The Company performs its credit review of new customers at inception of the customer relationship and for existing customers when the customer transacts after a defined period of dormancy. The Company also considers contract terms and conditions, country risk and business strategy in the evaluation.
The Company monitors ongoing credit exposure through an active review of customer balances against contract terms and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that the Company will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate is sensitive to changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowances.
In accordance with the adoption of ASC 842, effective January 1, 2019, and the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASC 326"), effective January 1, 2020, specifically identifiable lease revenue receivables and sales receivables not deemed probable of collection are recorded as a reduction of revenue. The remaining provision for credit losses is recorded as selling, general and administrative expenses.
Warrants
The Company accounts for warrants in accordance with applicable accounting guidance provided in ASC 815-40, Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. In periods subsequent to issuance, warrants classified as liabilities are subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations.
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
The Company assesses the likelihood that each of the deferred tax assets will be realized. To the extent management concludes the realization of any deferred tax assets is not more likely than not, the Company establishes a valuation allowance. When a valuation allowance is established or there is an increase in an allowance in a reporting period, tax expense is generally recorded in the Company’s consolidated statement of operations. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces the Company’s income tax expense.
Deferred tax liabilities are recognized for the income taxes on the undistributed earnings of wholly-owned foreign subsidiaries unless such earnings are indefinitely reinvested, or will only be repatriated when possible to do so at minimal additional tax cost. Current income tax relating to items recognized directly in equity is recognized in equity and not in profit (loss) for the year.
In accordance with applicable authoritative guidance, the Company accounts for uncertain income tax positions using a benefit recognition model with a two-step approach; a more-likely-than-not recognition criterion; and a measurement approach that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more-likely-than-not that the benefit of the tax position will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company classifies interest on tax deficiencies and income tax penalties within income tax expense. The evaluation of uncertain tax positions involves judgment in the application of GAAP and complex tax laws.
None of the critical accounting policies and estimates noted above have changed materially since the prior year.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks from changes in foreign currency exchange rates and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility. As amended by the LIBOR Transition Amendment, borrowings under our ABL Facility bear interest at variable rates based on (i) the US Prime Rate or the Federal Funds Rate for borrowings denominated in USD, (ii) the Canadian Dollar Bankers' Acceptances average rate or the rate of interest publicly announced by the Bank of America (Canada) as its base rate or the Federal Funds Rate for borrowings denominated in Canadian dollars, (iii) SONIA for borrowings denominated in British Pounds Sterling and (iv) EURIBOR for borrowings denominated in Euros. See “Risk Factors— The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results." We had $1.6 billion in outstanding principal under the ABL Facility at December 31, 2021.
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
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase annual interest expense by approximately $9.5 million based on current outstanding borrowings.
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

Item 8.    Financial Statements and Supplementary
Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Mobile Mini Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WillScot Mobile Mini Holdings Corp. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company maintains an allowance for credit losses on trade receivables. At December 31, 2021 the allowance for credit losses was $47.7 million, or 10.6% of gross trade receivables. The allowance for credit losses is estimated based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability.
Auditing the Company's estimation of the allowance for credit losses was judgmental due to the subjectivity in assessing the appropriateness of the assumptions made by management. The assumptions include an expectation that the Company’s collection of receivables will be consistent with historical write-off experience and the consideration of current or forecasted conditions that may affect the Company’s customers' ability to pay outstanding trade receivables.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its estimation of the allowance for credit losses, including internal controls over the Company’s process to develop the assumptions used to estimate credit losses.
To test the allowance for credit losses, we performed audit procedures that included, among others, testing management's process for developing the allowance for credit losses, testing the completeness, accuracy, and relevance of the data used; and evaluating significant assumptions used by management, including assessing the Company’s expectation that the collection of receivables will be consistent with historical write-off experience. For example, we compared the days sales outstanding, customer concentration, and days past due as of December 31, 2021, to the Company’s historical experience to evaluate the relevancy of the historical data utilized to estimate the allowance for credit losses. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the allowance that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017
Baltimore, Maryland
February 25, 2022

WillScot Mobile Mini Holdings Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$12,699	$24,937
Trade receivables, net of allowance for credit losses at December 31, 2021 and December 31, 2020 of $47,629 and $29,258, respectively	399,887	330,942
Inventories	32,739	23,731
Prepaid expenses and other current assets	36,761	29,954
Assets held for sale	954	12,004
Total current assets	483,040	421,568
Rental equipment, net	3,080,981	2,931,646
Property, plant and equipment, net	312,178	303,650
Operating lease assets	247,064	232,094
Goodwill	1,178,806	1,171,219
Intangible assets, net	460,678	495,947
Other non-current assets	10,852	16,081
Total long-term assets	5,290,559	5,150,637
Total assets	$5,773,599	$5,572,205
Liabilities and equity
Accounts payable	$118,271	$106,926
Accrued expenses	100,195	91,381
Accrued employee benefits	68,414	50,291
Deferred revenue and customer deposits	159,639	135,485
Operating lease liabilities - current	53,005	48,063
Current portion of long-term debt	18,121	16,521
Total current liabilities	517,645	448,667
Long-term debt	2,694,319	2,453,809
Deferred tax liabilities	354,879	307,541
Operating lease liabilities - non-current	194,256	183,761
Common stock warrant liabilities	—	77,404
Other non-current liabilities	15,737	37,150
Long-term liabilities	3,259,191	3,059,665
Total liabilities	3,776,836	3,508,332
Commitments and contingencies (see Note 17)
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at December 31, 2021 and 2020	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 223,939,527 and 229,038,158 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	22	23
Additional paid-in-capital	3,616,902	3,852,291
Accumulated other comprehensive loss	(29,071)	(37,207)
Accumulated deficit	(1,591,090)	(1,751,234)
Total shareholders' equity	1,996,763	2,063,873
Total liabilities and shareholders' equity	$5,773,599	$5,572,205
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Leasing and services revenue:
Leasing	$1,412,123	$1,001,447	$744,185
Delivery and installation	374,682	274,156	220,057
Sales revenue:
New units	52,882	53,093	59,085
Rental units	55,210	38,949	40,338
Total revenues	1,894,897	1,367,645	1,063,665
Costs:
Costs of leasing and services:
Leasing	317,061	227,376	213,151
Delivery and installation	306,861	220,102	194,107
Costs of sales:
New units	35,377	34,841	42,160
Rental units	29,853	24,772	26,255
Depreciation of rental equipment	237,537	200,581	174,679
Gross profit	968,208	659,973	413,313
Expenses:
Selling, general and administrative	511,446	360,626	271,004
Transaction costs	1,375	64,053	—
Other depreciation and amortization	78,030	43,249	12,395
Impairment losses on long-lived assets	—	—	2,848
Lease impairment expense and other related charges	2,888	4,876	8,674
Restructuring costs	11,868	6,527	3,755
Currency losses (gains), net	548	(355)	(688)
Other expense (income), net	1,780	(1,718)	(2,200)
Operating income	360,273	182,715	117,525
Interest expense	117,987	119,886	122,504
Fair value loss (gain) on common stock warrant liabilities	26,597	(3,461)	109,622
Loss on extinguishment of debt	5,999	42,401	8,755
Income (loss) before income tax	209,690	23,889	(123,356)
Income tax expense (benefit)	49,546	(51,451)	(2,191)
Net income (loss)	160,144	75,340	(121,165)
Net income (loss) attributable to non-controlling interest, net of tax	—	1,213	(421)
Net income (loss) attributable to WillScot Mobile Mini common shareholders	$160,144	$74,127	$(120,744)

Earnings (loss) per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.71	$0.44	$(1.11)
Diluted	$0.69	$0.25	$(1.11)
Weighted average shares:
Basic	226,518,931	169,230,177	108,683,620
Diluted	232,793,902	177,268,383	108,683,620
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$160,144	$75,340	$(121,165)
Other comprehensive income:
Foreign currency translation adjustment, net of income tax (benefit) of $(60), $(685) and $0 for the years ended December 31, 2021, 2020 and 2019, respectively	(880)	28,404	10,586
Net gain (loss) on derivatives, net of income tax expense (benefit) of $2,661, $(539) and $(1,471) for the years ended December 31, 2021, 2020 and 2019, respectively	9,016	(1,749)	(4,809)
Total other comprehensive income	8,136	26,655	5,777
Comprehensive income (loss)	168,280	101,995	(115,388)
Comprehensive (loss) income attributable to non-controlling interest	—	(672)	105
Total comprehensive income (loss) attributable to WillScot Mobile Mini	$168,280	$102,667	$(115,493)
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Changes in Equity
(in thousands)

	Common Stock(1)		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2018	108,509	$11	8,024	$1	$2,371,363	$(68,026)	$(1,709,684)	$593,665	$63,982	$657,647
Net loss	—	—	—	—	—	—	(120,744)	(120,744)	(421)	(121,165)
Other comprehensive income	—	—	—	—	—	5,251	—	5,251	526	5,777
Adoption of new accounting standards	—	—	—	—	—	—	5,067	5,067	503	5,570
Stock-based compensation and issuance of Common Stock from vesting	229	—	—	—	6,032	—	—	6,032	—	6,032
Issuance of Common Stock from the exercise of options and warrants	81	—	—	—	1,338	—	—	1,338	—	1,338
Balance at December 31, 2019	108,819	$11	8,024	$1	$2,378,733	$(62,775)	$(1,825,361)	$490,609	$64,590	$555,199
Net income	—	—	—	—	—	—	74,127	74,127	1,213	75,340
Other comprehensive income	—	—	—	—	—	28,540	—	28,540	(1,885)	26,655
Mobile Mini Merger	106,427	11	—	—	1,348,619	—	—	1,348,630	—	1,348,630
Sapphire Exchange - See Note 10	10,641	1	(8,024)	(1)	66,890	(2,972)	—	63,918	(63,918)	—
Stock-based compensation and issuance of common stock from vesting	315	—	—	—	9,879	—	—	9,879	—	9,879
Repurchase and cancellation of options and warrants	—	—	—	—	(300)	—	—	(300)	—	(300)
Issuance of Common Stock from the exercise of options and warrants	2,836	—	—	—	35,727	—	—	35,727	—	35,727
Withholding taxes on net share settlement of stock-based compensation and option exercises	—	—	—	—	(13,473)	—	—	(13,473)	—	(13,473)
Reclassification of 2018 Warrants					26,216			26,216		26,216
Balance at December 31, 2020	229,038	$23	—	$—	$3,852,291	$(37,207)	$(1,751,234)	$2,063,873	$—	$2,063,873
Net Income	—	—	—	—	—	—	160,144	160,144	—	160,144
Other Comprehensive Income	—	—	—	—	—	8,136	—	8,136	—	8,136
Stock-based compensation and issuance of Common Stock from vesting	485	—	—	—	26,184	—	—	26,184	—	26,184
Repurchase and cancellation of Common Stock and warrants	(11,851)	(1)	—	—	(340,375)	—	—	(340,376)	—	(340,376)
Issuance of Common Stock from the exercise of options and warrants	6,268	—	—	—	85,979	—	—	85,979	—	85,979
Withholding taxes on net share settlement of stock-based compensation and option exercises	—	—	—	—	(7,177)	—	—	(7,177)	—	(7,177)
Balance at December 31, 2021	223,940	$22	—	$—	$3,616,902	$(29,071)	$(1,591,090)	$1,996,763	$—	$1,996,763
(1) See Note 1 for information regarding the Company's conversion of Class A Common Stock to Common Stock on July 1, 2020 concurrent with the Merger.
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$160,144	$75,340	$(121,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	318,202	246,948	189,436
Provision for credit losses	38,191	32,593	14,496
Impairment losses on long-lived assets	—	—	2,848
Impairment losses on right of use assets	—	57	4,160
Gain on sale of rental equipment and other property, plant and equipment	(26,175)	(14,124)	(11,660)
Amortization of debt discounts and debt issuance costs	14,033	13,085	11,450
Fair value loss (gain) on common stock warrant liabilities	26,597	(3,461)	109,622
Loss on extinguishment of debt	5,999	42,401	8,755
Stock-based compensation expense	26,184	9,879	6,686
Deferred income tax expense (benefit)	36,563	(55,155)	(2,624)
Unrealized currency losses (gains), net	295	424	(745)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(105,053)	(26,723)	(63,648)
Inventories	(9,083)	2,775	869
Prepaid expenses and other assets	3,324	(4,547)	8,237
Operating lease assets and liabilities	473	789	(438)
Accrued interest	217	(11,877)	(4,217)
Accounts payable and other accrued expenses	27,308	(16,046)	4,865
Deferred revenue and customer deposits	22,683	12,454	15,639
Net cash provided by operating activities	539,902	304,812	172,566
Investing activities:
Acquisitions, net of cash acquired	(147,172)	17,173	—
Proceeds from sale of rental equipment	55,210	38,949	42,101
Purchase of rental equipment and refurbishments	(278,498)	(172,383)	(205,106)
Proceeds from the sale of property, plant and equipment	16,911	7,355	18,763
Purchase of property, plant and equipment	(30,498)	(16,454)	(8,340)
Net cash used in investing activities	(384,047)	(125,360)	(152,582)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options	7,484	10,616	921
Repurchase and cancellation of Common Stock and warrants	(363,586)	(21,777)	—
Payment of Common Stock issuance costs	—	(4,222)	—
Receipts from borrowings	728,677	2,786,793	552,230
Payment of financing costs	—	(65,475)	(2,623)
Repayment of borrowings	(512,181)	(2,808,370)	(568,686)
Payment of debt extinguishment premium costs	(3,705)	(34,610)	(7,152)

Principal payments on finance lease obligations	(17,399)	(8,440)	(99)
Taxes paid on employee stock awards	(7,177)	(13,473)	(654)
Net cash used in financing activities	(167,887)	(158,958)	(26,063)
Effect of exchange rate changes on cash and cash equivalents	(206)	1,398	166
Net change in cash and cash equivalents	(12,238)	21,892	(5,913)
Cash and cash equivalents at the beginning of the period	24,937	3,045	8,958
Cash and cash equivalents at the end of the period	$12,699	$24,937	$3,045

Supplemental cash flow information:
Interest paid [1]	$103,795	$118,519	$118,726
Income taxes paid (refunded), net	$9,855	$4,234	$(1,148)
Capital expenditures accrued or payable	$27,667	$23,553	$23,946

[1] Includes $11,992, $9,779 and $3,143 of payments related to the interest rate swap for the years ended December 31, 2021, 2020 and 2019, respectively.
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Notes to the Consolidated Financial Statements
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Mobile Mini Holdings Corp. (“WillScot Mobile Mini” and, together with its subsidiaries, the “Company”) is a leading business services provider specializing in innovative flexible work space and portable storage solutions in the United States (“US”), Canada, Mexico and the United Kingdom ("UK"). The Company also maintains a fleet of specialty containment products, including liquid and solid containment solutions. The Company leases, sells, delivers and installs mobile solutions and storage products through an integrated network of branch locations that spans North America and the UK.
WillScot Corporation, a Delaware corporation (“WillScot”), entered into an Agreement and Plan of Merger, dated as of March 1, 2020, as amended on May 28, 2020 (as so amended, the “Merger Agreement”), by and among WillScot, Mobile Mini, Inc. (“Mobile Mini”), and Picasso Merger Sub, Inc., a wholly-owned subsidiary of WillScot (“Merger Sub”). On July 1, 2020, Merger Sub merged with and into Mobile Mini (the “Merger”). At the effective time of the Merger, the separate corporate existence of Merger Sub ceased, and Mobile Mini continued its existence as the surviving corporation in the Merger and a wholly-owned subsidiary of WillScot. As a result of the Merger, each issued and outstanding share of Mobile Mini Common Stock, par value $0.01 per share (other than treasury shares held by Mobile Mini), was converted automatically into the right to receive 2.405 shares of WillScot’s Class A Common Stock, par value $0.0001 per share (the “WillScot Class A Common Stock”), and cash in lieu of any fractional shares. Immediately following the Merger, WillScot changed its name to “WillScot Mobile Mini Holdings Corp.” and filed an amended and restated certificate of incorporation (the “A&R Charter”), which reclassified all outstanding shares of WillScot Class A Common Stock and converted such shares into shares of Common Stock, par value $0.0001 per share, of WillScot Mobile Mini (“WillScot Mobile Mini Common Stock”). The WillScot Class A Common Stock was listed on the Nasdaq Capital Market (Nasdaq: WSC) up until the Merger, and the WillScot Mobile Mini Common Stock has been listed on the Nasdaq Capital Market (Nasdaq: WSC) since the Merger. As used herein, the term “Common Stock” or “the Company’s Common Stock” refers to WillScot Class A Common Stock prior to filing of the A&R Charter on July 1, 2020 and to WillScot Mobile Mini Common Stock as of and following the filing of the A&R Charter on July 1, 2020.
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
Trade Receivables and Allowance for Credit Losses
The Company is exposed to credit losses from trade receivables. The Company assesses each customer’s ability to pay for the products it leases or sells by conducting a credit review. The credit review considers expected billing exposure and timing for payment and the customer’s established credit rating. The Company performs its credit review of new customers at inception of the customer relationship and for existing customers when the customer transacts after a defined period of dormancy. The Company also considers contract terms and conditions, country risk and business strategy in the evaluation.
The Company monitors ongoing credit exposure through an active review of customer balances against contract terms and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowances for credit losses reflect the estimate of the amount of receivables that the Company will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate is sensitive to changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowances.
In accordance with the adoption of ASC 842, effective January 1, 2019, and the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASC 326"), effective January 1, 2020, specifically identifiable lease revenue receivables and sales receivables not deemed probable of collection are recorded as a reduction of revenue. The remaining provision for credit losses is recorded as selling, general and administrative expenses.
Activity in the allowance for credit losses for the years ended December 31 was as follows:

(in thousands)	2021	2020	2019
Balance at beginning of period	$29,258	$15,828	$9,340
Provision for credit losses, net of recoveries(a)	38,191	31,386	14,496
Write-offs	(19,791)	(18,034)	(7,945)
Foreign currency translation and other	(29)	78	(63)
Balance at end of period	$47,629	$29,258	$15,828
(a) For the years ended December 31, 2021, 2020 and 2019, the provision for credit losses includes $19.8 million, $18.0 million and $10.0 million, respectively, recorded as a reduction to revenue for the provision of specific receivables whose collection is not considered probable.
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
Inventories
Inventories consist of raw materials, supplies, and finished units for sale. Inventories are measured at the lower of cost or net realizable value based on the weighted-average cost. The cost includes expenditures incurred in acquiring the inventories, production or conversion costs, and other costs incurred in bringing them to their existing location and condition.
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers, tank and pump solutions products, which consist primarily of liquid and solid containment units, pumps and filtration equipment, and value-added products and services (“VAPS”) which are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and conversions of rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are capitalized and depreciated over the lease term taking in consideration the residual value of the asset. Maintenance and repair costs are expensed as incurred.
Depreciation is generally computed using the straight-line method over estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space units	10 - 30 years	20 - 55%
Portable storage units	30 years	55%
Tank and pump equipment	7 - 25 years	—%
VAPS and other related rental equipment	1 - 8 years	—%
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

Land is not depreciated. Leasehold improvements are amortized over the lease term. Assets leased under capital leases are depreciated over the shorter of the lease term or their useful life, unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Maintenance and repair costs are expensed as incurred.
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
Goodwill and Annual Goodwill Impairment Test
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
The Company performs its annual impairment test of goodwill as of October 1 at the reporting unit level, as well as during any reporting period in which events or changes in circumstances occur that, in management’s judgment, may constitute triggering events under ASC 350-20, Intangibles – Goodwill and Other, Testing Goodwill for Impairment. The Company performs its assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses company-specific, industry, market and general economic factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elects not to use the qualitative impairment test, a quantitative impairment test is performed. The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The Company uses an independent valuation specialist for its quantitative impairment tests to assist in the valuation.
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
Intangible Assets Other than Goodwill
Intangible assets that are acquired by the Company and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. The Company’s indefinite-lived intangible assets consist of the Williams Scotsman and Mobile Mini trade names. The Company performs its assessment of indefinite-lived intangible assets utilizing either a qualitative or quantitative impairment test. When utilizing a quantitative impairment test, the Company calculates fair value using a relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value.
Other intangible assets that have finite useful lives are measured at cost less accumulated amortization and impairment losses, if any. Amortization is recognized in profit or loss over the estimated useful lives of the intangible asset.
Purchase Accounting
The Company accounts for acquisitions of businesses under the acquisition method. Under the acquisition method of accounting, the Company records assets acquired and liabilities assumed at their estimated fair value on the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party valuation firms. Valuations are finalized as soon as practicable, but not later than one year from the acquisition date. Any subsequent changes to purchase price allocations result in a corresponding adjustment to goodwill. Transaction costs are expensed in the acquisition of a business.
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
Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. An asset acquisition is accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any consideration in excess of net assets acquired is allocated to acquired assets on a relative fair value basis. The Company measures the fair value of assets acquired utilizing observable market transaction data for comparable assets or recent purchase prices. Transaction costs are considered a component of the cost of the acquisition in an asset acquisition.
Retirement Benefit Obligation
The Company provides benefits to certain of its employees under defined contribution benefit plans. The Company’s contributions to these plans are generally based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis. For its US and Canada employees, the Company sponsors defined contribution benefit plans that have discretionary matching contribution and profit-sharing features. For the years ended December 31, 2021, 2020 and 2019, the Company made matching contributions of $11.7 million, $7.1 million and $5.4 million to these plans, respectively.
Stock-Based Compensation
Prior to the Merger, stock awards were granted under the WillScot Corporation 2017 Incentive Award Plan (the "2017 Incentive Plan"), which included Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs"). On June 24, 2020, WillScot's stockholders approved the WillScot Mobile Mini 2020 Incentive Award Plan ("2020 Incentive Plan") to take effect pending completion of the Merger and, as a result, all future incentive awards are granted under the 2020 Incentive Plan. The 2020 Incentive Plan is administered by the Compensation Committee. Under the 2020 Incentive Plan, the Compensation Committee may grant an aggregate of 6,488,988 shares of Common Stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, RSAs, RSUs, performance compensation awards and stock bonus awards. Stock-based payments, including the grant of stock options, RSAs and RSUs, are subject to service-based vesting requirements, and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur.
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
RSAs cliff vest in a one year period. Time-Based RSUs vest ratably over a period of four years. Certain Performance-Based RSUs cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in an Index at the grant date over the performance period of three years. For certain 2021 grants, the TSR of the Company's Common Stock is compared to the TSR of the constituents in the S&P 400 index. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 200% (for performance at or above the 85% percentile). For grants in 2020 and prior, the TSR of the Company's Common Stock is compared to the TSR of constituents in the Russell 3000 index. The target number of RSUs may be adjusted from 0% to 150% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 150% (for performance at or above the 75% percentile). Vesting is also subject to continued service requirements through the vesting date.
For 555,790 Performance-Based RSUs granted in 2021, the awards cliff vest based on achievement of specified share prices of the Company's Common Stock at annual measurement dates over performance periods of 4.5 years to 4.8 years. The target number of RSUs may be adjusted from 0 to 1,333,334 based on the stock price attainment levels defined by the Company's Compensation Committee. The 555,790 RSU target payout is tied to a stock price of $47.50, with a payout ranging from 0 RSUs (for a stock price less than $42.50) to 1,333,334 RSUs (for a stock price of $60.00 or greater).
Stock options vest in tranches over a period of four years and expire ten years from the grant date. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted-average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model was based on a blend of peer group volatility and Company trading history as the Company did not have a sufficient trading history as a stand-alone public company to rely exclusively on its own trading history. Future calculations may use the Company trading history. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption is based on the simplified method under GAAP, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. WillScot Mobile Mini has never declared or paid a cash dividend on common shares.
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
Leasing and Services Revenue
The majority of revenue is generated by rental income subject to the guidance of Accounting Standard Update ("ASU") 2016-2, Leases (Topic 842) ("ASC 842"). The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
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
Rental equipment is leased primarily under operating leases. Operating lease minimum contractual terms within the NA Modular segment, as defined in Note 18, generally range from 1 month to 60 months and averaged approximately 10 months across this segment's rental fleet for the year ended December 31, 2021. Rental contracts with customers within the NA Storage, UK Storage, and Tank & Pump segments are generally based on a 28-day rate and billing cycle. The rental continues until cancelled by the Company or the customer. The Company records changes in estimated collectability directly against leasing revenue.
The Company may use third parties to satisfy its performance obligations, including both the provision of VAPS and other services. To determine whether it is the principal or agent in the arrangement, the Company reviews each third-party relationship on a contract-by-contract basis. The Company is considered an agent when its role is to arrange for another entity to provide the VAPS and other services to the customer. In these instances, the Company does not control the rental unit or service before it is provided and the risk of performance is held by the third party. The Company is considered the principal when it controls the VAPS or other services prior to transferring control to the customer and retains the risk of performance. WillScot Mobile Mini may be a principal in the fulfillment of some leasing contracts and services elements and an agent for other elements within the same contract. Revenue is recognized on a gross basis when the Company is the principal in the arrangement and on a net basis when it is the agent.
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
The Company's payment terms vary by the type and location of its customer and the product or services offered. The time between invoicing and when payment is due is not significant. While the Company may bill certain customers in advance, its contracts do not contain a significant financing component based on the short length of time between upfront billings and the performance of contracted services. For certain products, services, or customer types, the Company requires payment before the products or services are delivered to the customer. At December 31, 2021, current deferred revenue and customer deposits included deferred revenue of $156.9 million and customer deposits of $2.7 million, respectively. At December 31, 2020, current deferred revenue and customer deposits included deferred revenue of $133.2 million and customer deposits of $2.3 million, respectively.
Revenue is recognized net of sales tax billed to customers, which is subsequently remitted to governmental authorities.
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
Advertising and Promotion
Advertising and promotion costs, which are expensed as incurred, were $8.1 million, $7.3 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company assesses the likelihood that each of the deferred tax assets will be realized. To the extent management concludes the realization of any deferred tax assets is not more likely than not, the Company establishes a valuation allowance. When a valuation allowance is established or there is an increase in an allowance in a reporting period, tax expense is generally recorded in the Company’s consolidated statement of operations. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces the Company’s income tax expense.
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
Fair Value Measurements
The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs are prioritized into three levels that may be used to measure fair value. See further discussion of the levels in Note 14.
Warrants
The Company accounts for warrants in accordance with applicable accounting guidance provided in ASC 815-40, Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. In periods subsequent to issuance, warrants classified as liabilities are subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations.
Recently Issued and Adopted Accounting Standards
Recently Issued Accounting Standards
ASU 2020-04. Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update is intended to ease the potential burden in accounting for and recognizing the effects of reference rate reform. It provides optional practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. This update became effective on March 12, 2020 and is available for use through December 31, 2022. The Company is currently evaluating the impact of reference rate reform and potential impact of adoption of these elective practical expedients on its consolidated financial statements and does not expect the impact to be material.
ASU 2021-08. Business Combinations (Topic 815): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.
Recently Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles for income taxes and also improves consistent application of accounting by clarifying or amending existing guidance. On January 1, 2021, the Company adopted ASU 2019-12 and the impact of adoption was not material to the Company's consolidated financial statements. The Company applied the standard prospectively for intraperiod tax allocation, year-to-date losses that exceed anticipated annual losses and enacted changes in tax laws.

NOTE 2 - Business Combination and Acquisitions
Mobile Mini Merger
On March 1, 2020, the Company, along with its newly formed subsidiary, Merger Sub, entered into the Merger Agreement with Mobile Mini, hereby referred to as the “Merger.” The Merger was completed on July 1, 2020 and Merger Sub merged with and into Mobile Mini and the separate corporate existence of Merger Sub ceased, and Mobile Mini continued its existence as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. Mobile Mini is a leading provider of portable storage solutions in North America and the UK and a leading provider of specialty containment solutions in the US.
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
The Merger was accounted for using the acquisition method of accounting, and WillScot is considered the accounting acquirer. Under the acquisition method of accounting, the Company assigned the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the closing date. The excess of the purchase price over those fair values is recorded as goodwill. The Company's acquisition of Mobile Mini represented a non-cash investing outflow activity of $1,352,836 and the related issuance of equity including stock options represented a non-cash financing inflow activity of $1,352,836.
The Company recorded the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, contributory asset charges, and estimates made by management. The following table summarizes the July 1, 2020 fair values of the assets acquired and liabilities assumed.

Opening Balance Sheet

(in thousands)	July 1, 2020
Cash and cash equivalents	$17,203
Trade receivables	87,492
Inventories	8,987
Prepaid expenses and other current assets	13,717
Rental equipment	1,032,672
Property, plant and equipment, net	160,729
Operating lease assets	92,054
Intangible assets	374,500
Goodwill identified	937,135
Other non-current assets	2,520
Total identifiable assets acquired	2,727,009
Accounts payable	(29,797)
Accrued liabilities and interest	(40,335)
Deferred revenue and customer deposits	(38,846)
Operating lease liabilities	(89,968)
Debt and finance lease liabilities	(897,244)
Deferred tax liabilities	(276,555)
Other long-term liabilities	(1,428)
Total liabilities assumed	(1,374,173)
Net assets acquired (purchase price)	$1,352,836
The goodwill is reflective of Mobile Mini's going concern value and operational synergies that would not be available to other market participants. Goodwill from the Mobile Mini acquisition is not deductible for income tax purposes.
Mobile Mini generated $730.7 million of revenue and $147.3 million of pre-tax income in the year ended December 31, 2021, which is included in the consolidated statement of operations. Mobile Mini generated $316.5 million of revenue and $23.1 million of pre-tax income from the acquisition date to December 31, 2020, which is included in the consolidated statement of operations for the year ended December 31, 2020.
Pro Forma Information
The below pro forma results give effect to the following as if they occurred on January 1, 2019, (i) the Merger, (ii) borrowings under the Company's 2025 Secured Notes and 2020 ABL Facility (terms as defined in Note 9) used to repay certain debt in connection with the Merger, (iii) extinguishment of the Mobile Mini revolving credit facility and senior notes assumed in the Merger and immediately repaid, (iv) extinguishment of WillScot's 2017 ABL Facility and WillScot's 2022 Secured Notes (terms as defined in Note 9) repaid in connection with the Merger and (v) elimination of WillScot's non-controlling interest and WillScot's Class B Common Stock in connection with the Merger. See Note 10 for further details. The pro forma information is not necessarily indicative of the Company’s results of operations had the Merger been completed on January 1, 2019, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies, synergies, or revenue opportunities that could result from the Merger.

The tables below present unaudited pro forma combined statements of operations information for the years ended December 31, 2020 and 2019:

(unaudited, in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
WillScot revenues	$1,367,645	$1,063,665
Mobile Mini revenues	284,240	620,018
Pro forma revenues	$1,651,885	$1,683,683

WillScot Mobile Mini pretax income (loss)	$23,889	$(123,356)	(a)
Mobile Mini pretax income	37,875	111,705
Pro forma pretax income (loss)	61,764	(11,651)
Pro forma adjustments to combined pretax income (loss):
Elimination of Merger transaction costs	80,852	—	(b)
Impact of fair value mark-ups on rental fleet depreciation	(2,334)	(4,667)	(c)
Other depreciation expense and intangible asset amortization	(11,397)	(22,399)	(d)
Interest expense	(6,113)	(1,916)	(e)
Elimination of Mobile Mini interest	15,921	39,672	(f)
Elimination of loss on extinguishment of debt	19,682	1,512	(g)
Pro forma pretax income	158,375	551
Income tax expense	(34,549)	(28,892)	(h)
Pro forma net income	$123,826	$(28,341)

(a)	Excludes impact of non-controlling interest which was eliminated as part of the Sapphire Exchange. See Note 10.
(b)	Eliminates discrete Merger transaction costs incurred as a result of the Mobile Mini Merger.
(c)	Depreciation on rental equipment and property, plant and equipment were adjusted for the determination of the fair value of equipment acquired in the Mobile Mini Merger.
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

(h)
Reflects the recorded income tax provision plus the adjustment to recognize the income tax impacts of the unaudited pro forma adjustments for which a tax expense is recognized using a US federal and state statutory tax rate of 25.5%. This rate may vary from the effective tax rates of the historical and combined businesses. In addition, eliminates the 2020 reversal of $54.6 million of valuation allowance as a result of reassessment of the realizability of deferred tax assets as a result of the Merger. See Note 12.

Asset Acquisitions
During 2021, the Company acquired certain assets and liabilities of several smaller entities, which consisted primarily of 15,700 storage units and 5,800 modular units for $147.2 million in cash. The accompanying consolidated financial statements include $142.1 million of rental equipment as a result of these acquisitions.
Transaction and Integration Costs
The Company recorded $1.4 million and $64.1 million in transaction costs in the years ended December 31, 2021 and 2020, respectively. The Company records integration costs within selling, general and administrative ("SG&A") expense. The Company incurred $28.4 million and $16.6 million in integration costs related to the other acquisitions and the Merger for the years ended December 31, 2021 and 2020, respectively. The Company incurred $26.6 million in integration costs related to the ModSpace acquisition for the year ended December 31, 2019.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the years ended December 31, as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
US	$1,652,967	$1,227,465	$966,766
Canada	116,070	79,630	80,514
Mexico	14,834	14,190	16,385
UK	111,026	46,360	—
Total revenues	$1,894,897	$1,367,645	$1,063,665
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes rental modular space, portable space and tank and pump units along with VAPS, which include furniture, steps, ramps, basic appliances, internet connectivity devices, and other items used by customers in connection with the Company's products. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services and removal services at the end of lease transactions. The Company’s revenue by major product and service line for the years ended December 31, was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Modular space leasing revenue	$736,066	$596,880	$516,299
Portable storage leasing revenue	259,308	125,216	24,277
Tank and pump leasing revenue	71,404	29,798	—
VAPS and third party leasing revenues(a)	284,901	202,938	159,327
Other leasing-related revenue(b)	60,444	46,615	44,282
Leasing revenue	1,412,123	1,001,447	744,185
Delivery and installation revenue	374,682	274,156	220,057
Total leasing and services revenue	1,786,805	1,275,603	964,242
New unit sales revenue	52,882	53,093	59,085
Rental unit sales revenue	55,210	38,949	40,338
Total revenues	$1,894,897	$1,367,645	$1,063,665
(a) Includes $28.5 million, $18.8 million, and $15.9 million of VAPS service revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
(b) Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (73%, 72%, and 68% for the years ended December 31, 2021, 2020 and 2019, respectively) is generated by lease income subject to the guidance ASC 842. The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.

Future committed leasing revenues under non-cancelable operating leases with the Company’s customers at December 31, 2021 for the years ended December 31, 2022 through 2026 and thereafter were as follows:

(in thousands)	Operating Leases
2022	$284,137
2023	117,363
2024	42,646
2025	16,778
2026	8,260
Thereafter	5,431
Total	$474,615
Receivables
The Company manages credit risk associated with its accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for credit losses address the Company's total revenues.
Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end user markets. No single customer accounted for more than 1.5% and 1.2% of the Company’s receivables at December 31, 2021 and 2020, respectively. The Company's top five customers with the largest open receivables balances represented 5.0% and 4.9% of the total receivables balance as of December 31, 2021 and 2020, respectively. The Company manages credit risk through credit approvals, credit limits, and other monitoring procedures.
The Company's allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, and the Company may be required to increase or decrease its allowance. During the years ended December 31, 2021, 2020, and 2019, the Company recognized bad debt expense to reflect changes in the allowance for credit losses of $17.5 million, $13.4 million, and $4.5 million, respectively, within SG&A expense in its consolidated statements of operations.
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. During the years ended December 31, 2021 and 2020, $40.8 million and $37.5 million, respectively, of deferred revenue relating to these services, was recognized as revenue. At December 31, 2021 and 2020, the Company had approximately $79.4 million and $74.1 million, respectively, of deferred revenue related to these services.
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

NOTE 4 - Leases
As of December 31, 2021, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2022	$63,679	$21,842
2023	52,893	17,665
2024	44,859	14,743
2025	37,850	14,851
2026	27,853	12,839
Thereafter	63,181	14,202
Total lease payments	290,315	96,142
Less: interest	(43,054)	(7,092)
Present value of lease liabilities	$247,261	$89,050
As of December 31, 2020, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2021	$60,120	$18,252
2022	51,184	17,158
2023	41,074	13,707
2024	33,336	10,786
2025	26,542	10,893
Thereafter	67,421	13,410
Total lease payments	279,677	84,206
Less: interest	(47,853)	(6,332)
Present value of lease liabilities	$231,824	$77,874
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the consolidated balance sheets.

The Company’s lease activity during the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
Financial Statement Line (in thousands)	2021	2020
Finance Lease Expense
Amortization of finance lease assets	$19,102	$9,556
Interest on obligations under finance leases	2,283	1,081
Total finance lease expense	$21,385	$10,637

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$3,979	$5,723
Selling, general and administrative	60,253	43,482
Lease impairment expense and other related charges	2,028	2,800
Short-term lease expense
Cost of leasing and services	22,335	25,576
Selling, general and administrative	894	2,067
Lease impairment expense and other related charges	—	471
Variable lease expense
Cost of leasing and services	7,794	6,981
Selling, general and administrative	6,355	5,436
Lease impairment expense and other related charges	492	855
Total operating lease expense	$104,130	$93,391
The Company initiated certain restructuring plans associated with the 2018 acquisition of Modular Space Holdings, Inc. ("ModSpace") and the Merger in order to capture operating synergies as a result of integrating these entities. The restructuring activities primarily included the termination of leases for duplicative branches, equipment, and other facilities. As part of these plans, certain of its leased locations were vacated and leases were terminated or impaired.
During the year ended December 31, 2021, the Company recorded $2.9 million in lease impairment expense and other related charges which is comprised of $0.3 million loss on lease exit and impairment charges and $2.6 million in closed location rent expense. During the year ended December 31, 2020, the Company recorded $4.9 million in lease impairment expense and other related charges which is comprised of $0.7 million loss on lease exit and $4.2 million in closed location rent expense. During the year ended December 31, 2019, the Company recorded $8.7 million in lease impairment expense and other related charges which is comprised of $4.2 million in ROU asset impairment on leased locations no longer used in operations, $1.9 million loss on lease exit and $2.6 million in closed location rent expense.
Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
Supplemental Cash Flow Information (in thousands)	2021	2020
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$65,101	$45,883
Operating cash outflows from finance leases	$2,309	$1,058
Financing cash outflows from finance leases	$17,399	$8,510

Right of use assets obtained in exchange for lease obligations	$70,439	$33,576
Assets obtained in exchange for finance leases	$27,835	$9,089

Weighted-average remaining operating lease terms and the weighted average discount rates as of December 31 were as follows:

Lease Terms and Discount Rates	2021	2020
Weighted-average remaining lease term - operating leases	6.1 years	6.4 years
Weighted-average discount rate - operating leases	5.0%	5.7%
Weighted-average remaining lease term - finance leases	4.5 years	4.6 years
Weighted-average discount rate - finance leases	2.9%	2.9%

NOTE 5 - Inventories
Inventories at December 31, consisted of the following:

(in thousands)	2021	2020
Raw materials	$26,854	$19,560
Finished units	5,885	4,171
Inventories	$32,739	$23,731

NOTE 6 - Rental Equipment, net
Rental equipment, net at December 31 consisted of the following:

(in thousands)	2021	2020
Modular space units	$3,005,195	$2,796,284
Portable storage units	758,619	653,707
Tank and pump products	156,112	132,071
Value added products	168,419	143,652
Total rental equipment	4,088,345	3,725,714
Less: accumulated depreciation	(1,007,364)	(794,068)
Rental equipment, net	$3,080,981	$2,931,646
In 2021, certain of the Company’s rental equipment in Louisiana was adversely impacted by Hurricane Ida. The Company maintains insurance on its rental equipment, generally in the form of replacement cost policies. Such policies are subject to varying deductibles and other conditions. Based on management’s preliminary estimates of potential losses net of insurance recoveries, the estimated impact to our consolidated financial statements will be immaterial.

NOTE 7 – Property, Plant and Equipment, net
Property, plant and equipment, net at December 31 consisted of the following:

(in thousands)	2021	2020
Land, buildings, and leasehold improvements	$167,132	$154,210
Vehicles and equipment	185,918	171,881
Office furniture, fixtures and software	87,613	75,928
Total property, plant and equipment	440,663	402,019
Less: accumulated depreciation	(128,485)	(98,369)
Property, plant and equipment, net	$312,178	$303,650
Depreciation expense related to property, plant and equipment was $50.8 million, $28.9 million, and $11.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, the gross cost of property, plant and equipment assets under finance leases was $98.6 million and $78.7 million, respectively, with related accumulated depreciation of $27.4 million and $9.5 million, respectively. The depreciation expense for these assets is presented in other depreciation and amortization in the consolidated statements of operations.

NOTE 8 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Balance at December 31, 2019	$235,177	$—	$—	$—	$235,177
Acquisition of Mobile Mini	—	726,529	59,183	143,262	928,974
Effects of movements in foreign exchange rates	651	—	6,417	—	7,068
Balance at December 31, 2020	235,828	726,529	65,600	143,262	1,171,219
Changes to Mobile Mini purchase accounting	285,000	(233,666)	—	(43,173)	8,161
Effects of movements in foreign exchange rates	221	(311)	(502)	18	(574)
Balance at December 31, 2021	$521,049	$492,552	$65,098	$100,107	$1,178,806
The Company conducted its annual impairment test of goodwill as of October 1, 2021 and determined that there was no impairment of goodwill identified as a result of the annual impairment analysis. Accumulated historical goodwill impairment losses were $792.8 million and pertain to the NA Modular segment prior to Double Eagle Acquisition Corporation's ("DEAC") acquisition of Williams Scotsman International, Inc. ("WSII") from Algeco Scotsman Global S.à r.l. in 2017. There were no goodwill impairments recorded for the years ended December 31, 2021, 2020 and 2019.
Changes to Mobile Mini purchase accounting are largely the result of the finalization of the assignment of goodwill to the reporting units during the measurement period.
Intangible Assets
Intangible assets other than goodwill at December 31, consisted of the following:

	December 31, 2021
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	6.6	$209,000	$(38,447)	$170,553
Technology	4.5	1,500	(375)	1,125
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$499,500	$(38,822)	$460,678

	December 31, 2020
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Trade name - ModSpace	0.7	$3,000	$(2,375)	$625
Mobile Mini customer relationships	8.0	217,000	(12,053)	204,947
Technology	5.5	1,500	(125)	1,375
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$510,500	$(14,553)	$495,947
As discussed further in Note 2, the Company acquired Mobile Mini on July 1, 2020. The Company recorded $164.0 million of indefinite-lived intangible assets and $210.5 million of intangibles subject to amortization, related to Mobile Mini customer relationships and technology.

For the years ended December 31, 2021 and 2020, the aggregate amount recorded to depreciation and amortization expense for intangible assets subject to amortization was $27.3 million and $14.4 million, respectively.
As of December 31, 2021, the expected future amortization expense for intangible assets is as follows:

(in thousands)	Amortization Expense
2022	$26,416
2023	26,416
2024	26,416
2025	26,416
2026	26,179
Thereafter	39,835
Total	$171,678

NOTE 9 - Debt
The carrying value of debt outstanding at December 31 consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	2021	2020
2025 Secured Notes	6.125%	2025	$518,117	$637,068
ABL Facility(a)	Varies	2025	1,612,783	1,263,833
2028 Secured Notes	4.625%	2028	492,490	491,555
Finance Leases	Varies	Varies	89,050	77,874
Total debt			2,712,440	2,470,330
Less: current portion of long-term debt			18,121	16,521
Total long-term debt			$2,694,319	$2,453,809
(a) As of December 31, 2021 and 2020, the Company had no outstanding principal borrowings on the Multicurrency Facility (defined below) and $6.2 million and $7.9 million, respectively, of related debt issuance costs. No related debt issuance costs were recorded as a direct offset against the principal borrowings on the Multicurrency Facility, and the $6.2 million and $7.9 million in excess of principal was included in other non-current assets on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.
Maturities of debt, including finance leases, during the years subsequent to December 31, 2021 are as follows:

(in thousands)
2022	$21,842
2023	17,665
2024	14,743
2025	2,185,851
2026	12,839
Thereafter	514,202
Total	$2,767,142

The Company has debt issuance costs recorded as offsets against the carrying value of the related debt. These debt costs will be amortized and included as part of interest expense over the remaining contractual terms of those debt instruments for each of the next five years as follows:

(in thousands)	Debt issuance cost amortization
2022	$14,012
2023	$14,214
2024	$14,429
2025	$7,753
2026	$1,193
Thereafter	$2,173
2020 Asset Backed Lending Facility
On July 1, 2020, in connection with the completion of the Merger, Williams Scotsman Holdings Corp ("Holdings"), WSII, and certain of its subsidiaries, entered into a new asset-based credit agreement that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion (the "US Facility"), available to WSII and certain of its subsidiaries (collectively, the "US Borrowers"), and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," together with the US Facility, the "2020 ABL Facility"), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros by the US Borrowers and certain of WSII's wholly-owned subsidiaries organized in Canada and in the UK. On July 1, 2020, in connection with the completion of the Merger, approximately $1.47 billion of proceeds from the 2020 ABL Facility were used to repay an ABL credit agreement entered into by the Company in 2017 (the "2017 ABL Facility") and the asset-backed lending facility assumed in the transaction with Mobile Mini, as well as, to pay fees and expense related to the Merger and the related financing transactions. In connection with the repayment of the 2017 ABL facility, the Company wrote off $4.4 million of deferred financing costs to loss on extinguishment of debt. The 2020 ABL Facility matures on July 1, 2025.
Borrowings under the 2020 ABL Facility initially bore interest at (i) in the case of US Dollars, at WSII's option, either an adjusted LIBOR rate plus 1.875% or an alternative base rate plus 0.875%, (ii) in the case of Canadian Dollars, at WSII's option, either a Canadian BA rate plus 1.875% or Canadian prime rate plus 0.875%, and (iii) in the case of Euros and British Pounds Sterling, an adjusted LIBOR rate plus 1.875%.
On December 13, 2021, due to the upcoming transition of LIBOR, the 2020 ABL Facility was amended to adjust the rate for borrowings denominated in Euros from a LIBOR-based rate to the EURIBOR (Euro Interbank Offered Rate) rate plus 1.875% and to adjust the rate of borrowings denominated in British Pounds Sterling from a LIBOR-based rate to the SONIA (Sterling Overnight Index Average) rate plus 1.9076%.
On December 16, 2021, the 2020 ABL Facility was amended to permit (i) the merger of WSII with and into Williams Scotsman, Inc. ("WSI") and (ii) WSI to assume the duties and obligations of WSII, the administrative borrower of the 2020 ABL Facility.
At December 31, 2021, the weighted average interest rate for borrowings under the 2020 ABL Facility was 1.99%. The weighted average interest rate on the balance outstanding at December 31, 2021, as adjusted for the effects of the interest rate swap agreements was 2.71%. Refer to Note 13 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Borrowing Base ("Line Cap"). At December 31, 2021, the Line Cap was $2.4 billion and the Borrowers had $743.6 million of available borrowing capacity under the 2020 ABL Facility, including $343.6 million under the US ABL Facility and $400.0 million under the Multicurrency Facility. Borrowing capacity under the 2020 ABL Facility is made available for up to $208.1 million of letters of credit and up to $168.5 million of swingline loans. At December 31, 2021, letters of credit and bank guarantees carried fees of 2.0%. The Company had issued $11.9 million of standby letters of credit under the 2020 ABL Facility at December 31, 2021. The 2020 ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of 0.225% per annum.
The Company had $1.6 billion outstanding principal under the 2020 ABL Facility at December 31, 2021. Debt issuance costs of $31.7 million were included in the carrying value of the 2020 ABL Facility at December 31, 2021.
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
2023 Senior Secured Notes
In 2018, WSII issued $300.0 million in aggregate principal amount of 6.875% senior secured notes due August 15, 2023 (the “2023 Secured Notes”). Interest was payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2019.
On May 14, 2019, a tack-on offering of $190.0 million in aggregate principal amount to the initial 2023 Secured Notes (the "Tack-On Notes") was completed. The Tack-On Notes were issued as additional securities under the 2023 Secured Notes indenture. The Tack-On Notes had identical terms to the initial 2023 Secured Notes, other than with respect to the issue date and issue price. WSII incurred a total of $3.0 million in debt issuance costs in connection with the tack-on offering, which were deferred and were being amortized through the August 15, 2023 maturity date. Subsequent to the Tack-On Notes, the Company had $490.0 million of 6.875% 2023 Secured Notes. On August 11, 2020, using borrowings under the Company's 2020 ABL Facility, 10% of the outstanding principal amount of the 2023 Secured Notes, $49.0 million, at a redemption price of 103% plus accrued interest and unpaid interest was redeemed.
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
2025 Senior Secured Notes
In anticipation of the Merger, on June 15, 2020, Picasso Finance Sub, Inc., a newly-formed indirect finance subsidiary (the "Finance Sub") of the Company completed a private offering of $650.0 million in aggregate principal amount of its 6.125% senior secured notes due 2025 (the "2025 Secured Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended ("Rule 144A"). The 2025 Secured Notes contained provisions requiring repayment, without penalty, in the event the Merger was not consummated. The offering proceeds from the 2025 Secured Notes of $650.0 million and $5.1 million of interest due through August 1, 2020 were deposited into an escrow account, pending the closing of the Merger. In connection with the completion of the Merger, on July 1, 2020, the offering proceeds were released and the proceeds were used to repay the 2022 Secured Notes, repay Mobile Mini senior notes assumed in the acquisition and pay certain fees and expenses related to the Merger and the related financing transactions. In addition, Finance Sub was merged into WSII on July 1, 2020. The Company recorded $14.3 million in deferred financing fees related to the 2025 Secured Notes.
The 2025 Secured Notes mature on June 15, 2025 and bear interest at a rate of 6.125% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2020. Unamortized deferred financing costs pertaining to the 2025 Secured Notes were $8.4 million as of December 31, 2021.
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
On March 26, 2021, using cash on hand and borrowings on the 2020 ABL Facility, the Company redeemed 10% of the outstanding principal, or $65.0 million, of its 2025 Secured Notes and recorded a loss on extinguishment of debt in the consolidated statement of operations of $3.2 million comprised of a redemption premium of $1.9 million and write- off of unamortized deferred financing fees of $1.3 million in the first quarter of 2021.
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

The 2025 Secured Notes are unconditionally guaranteed by each of WSII's direct and indirect domestic subsidiaries and WSII's parent, Holdings (collectively, "the Note Guarantors"). WillScot Mobile Mini is not a guarantor of the 2025 Secured Notes. The Note Guarantors, as well as certain of the Company’s non-US subsidiaries, are guarantors or borrowers under the 2020 ABL Facility. To the extent lenders under the 2020 ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the 2025 Secured Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of WSII and the Note Guarantors, subject to customary exclusions. The guarantees of the 2025 Secured Notes by WillScot Equipment II, LLC, a Delaware limited liability company which holds certain of WSII’s assets in the US, will be subordinated to its obligations under the 2020 ABL Facility. On December 23, 2021, in connection with the merger of WSII with and into WSI, WSI entered into the 2025 Notes Supplemental Indenture, pursuant to which WSI assumed all of WSII's obligations and rights related to the 2025 Secured Notes.
2028 Senior Secured Notes
On August 25, 2020, the Company completed a private offering of $500.0 million in aggregate principal amount of 4.625% senior secured notes due 2028 (the "2028 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. The 2028 Secured Notes mature on August 15, 2028. They bear interest at a rate of 4.625% per annum. Interest is payable semi-annually on August 15 and February 15 of each year, beginning February 15, 2021. Unamortized deferred financing costs pertaining to the 2028 Secured Notes were $7.5 million as of December 31, 2021.
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
The 2028 Secured Notes are unconditionally guaranteed by the Note Guarantors. WillScot Mobile Mini is not a guarantor of the 2028 Secured Notes. The Note Guarantors, as well as certain of the Company’s non-US subsidiaries, are guarantors or borrowers under the 2020 ABL Facility. To the extent lenders under the 2020 ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the 2025 Secured Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of WSII and the Note Guarantors, subject to customary exclusions. The guarantees of the 2028 Secured Notes by WillScot Equipment II, LLC, a Delaware limited liability company which holds certain of WSII’s assets in the US, will be subordinated to its obligations under the 2020 ABL Facility. On December 23, 2021, in connection with the merger of WSII with and into WSI, WSI entered into the 2028

Notes Supplemental Indenture, pursuant to which WSI assumed all of WSII's obligations and rights related to the 2028 Secured Notes.
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
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At December 31, 2021 and December 31, 2020, obligations under the finance leases for certain real property and transportation related equipment were $89.1 million and $77.9 million, respectively.
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments for the year ended December 31, 2021.
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

NOTE 10 - Equity
Preferred Stock
WillScot Mobile Mini's certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2021, the Company has zero shares of Preferred Stock issued and outstanding.
Common Stock
WillScot Mobile Mini's certificate of incorporation authorizes the issuance of 500,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company has 223,939,527 shares of Common Stock issued and outstanding as of December 31, 2021. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.
On June 30, 2020, as contemplated by the Merger Agreement, Sapphire Holdings exchanged each of its shares of common stock of Holdings for 1.3261 shares of newly issued WillScot Class A Common Stock (the "Sapphire Exchange"). As a result of the Sapphire Exchange, all issued and outstanding shares of WillScot's Class B Common Stock, par value $0.0001 per share, were automatically canceled for no consideration and the existing exchange agreement was automatically terminated. As a result of the Sapphire Exchange, Sapphire Holdings became a wholly-owned subsidiary of WillScot. Sapphire Holdings received 10,641,182 shares of Common Stock of WillScot in the Sapphire Exchange. Prior to the Sapphire Exchange, Sapphire Holdings' ownership of Holdings was recorded as a non-controlling interest in the consolidated financial statements. Subsequent to the Sapphire Exchange, the Company's subsidiaries are each wholly owned and there is no non-controlling interest. As a result of the Sapphire Exchange, non-controlling interest of $63.9 million was reclassified to $66.9 million of additional paid-in-capital and $3.0 million to accumulated other comprehensive loss, on the consolidated balance sheet.
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
In connection with the Sapphire Exchange described above, stock compensation vesting and stock option exercises described in Note 16, and the warrant exercises described below, the Company issued 6,752,647 and 13,792,582 shares of Common Stock during the years ended December 31, 2021 and 2020, respectively.
Stock Repurchase Program
On August 7, 2020, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $250 million of its outstanding shares of Common Stock and equivalents. On April 29, 2021, the Board of Directors approved an increase in repurchase authority to $500 million. Subsequently, in October of 2021, the Company's Board of Directors replaced the existing share repurchase program with a new share repurchase program that authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing, business, legal, accounting, and other considerations. The Company may repurchase its shares in open market transactions or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and will be conducted subject to the covenants in the agreements governing indebtedness.
During the year ended December 31, 2021, the Company repurchased 12,878,490 shares of Common Stock and stock equivalents for $365.9 million. During the year ended December 31, 2020, no shares of Common Stock were repurchased, and 1,728,177 shares of stock equivalents were repurchased for $35.3 million. As of December 31, 2021, $956.7 million of the approved repurchase pool remained available.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCI"), net of tax, for the years ended December 31, 2021, 2020 and 2019, were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2018	$(62,608)	$(5,418)	$(68,026)
Other comprehensive income (loss) before reclassifications	10,586	(7,930)	2,656
Reclassifications from AOCI to income (a)	—	3,121	3,121
Less other comprehensive (loss) income attributable to non-controlling interest	(960)	434	(526)
Balance at December 31, 2019	(52,982)	(9,793)	(62,775)
Other comprehensive income (loss) before reclassifications	28,404	(11,874)	16,530
Reclassifications from AOCI to income (a)	—	10,125	10,125
Less other comprehensive income attributable to non-controlling interest	1,183	702	1,885
Impact of elimination of non-controlling interest on accumulated other comprehensive income	(1,299)	(1,673)	(2,972)
Balance at December 31, 2020	(24,694)	(12,513)	(37,207)
Other comprehensive loss before reclassifications	(880)	(2,985)	(3,865)
Reclassifications from AOCI to income (a)	—	12,001	12,001
Balance at December 31, 2021	$(25,574)	$(3,497)	$(29,071)
(a) For the years ended December 31, 2021, 2020 and 2019, $12.0 million, $10.1 million and $3.3 million, respectively, was reclassified from AOCI into the consolidated statements of operations within interest expense related to the interest rate swaps discussed in Note 13. For the years ended December 31, 2021, 2020 and 2019, the Company recorded tax benefits of $3.0 million, $2.4 million and $0.8 million, respectively, associated with this reclassification.

NOTE 11 - Warrants
Warrants
2015 Public Warrants
WillScot was incorporated under the name DEAC on June 26, 2015. On November 29, 2017, DEAC acquired WSII from Algeco Scotsman Global S.à r.l., which was majority owned by an investment fund managed by TDR Capital. DEAC domesticated to Delaware and changed its name to WillScot Corporation.
As part of its initial public offering, the Company issued warrants (the “2015 Public Warrants”). Each 2015 Public Warrant entitled the holder to purchase one-half of one share of WillScot Class A Common Stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. The Company was able to redeem the 2015 Public Warrants for $0.01 per warrant if the closing price of WillScot’s Class A shares equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sent a notice of redemption to the warrant holders, providing for a 30-day notice period.

The Company's share price performance target was achieved on January 21, 2020 and, on January 24, 2020, the Company delivered a notice (the "Redemption Notice") to redeem all of its 2015 Public Warrants that remained unexercised on February 24, 2020. As further described in the Redemption Notice and permitted under the warrant agreement, holders of these warrants who exercised them following the date of the Redemption Notice were required to do so on a cashless basis. From January 1, 2020 through January 24, 2020, 796,610 warrants were exercised for cash, resulting in the Company receiving cash proceeds of $4.6 million and the Company issuing 398,305 shares of the Company's Class A Common Stock. After January 24, 2020 through February 24, 2020, 5,836,048 warrants were exercised on a cashless basis. An aggregate of 1,097,162 shares of the Company's Class A Common Stock was issued in connection with these cashless exercises. On February 24, 2020, the Company completed the redemption of 38,509 remaining warrants under the Redemption Notice for $0.01 per warrant. At December 31, 2021, no 2015 Public Warrants were outstanding.
2015 Private Warrants
DEAC also issued warrants to purchase its Common Stock in a private placement concurrently with its initial public offering (the “2015 Private Warrants,” and together with the 2015 Public Warrants, the "2015 Warrants"). The 2015 Private Warrants were purchased at a price of $0.50 per unit for an aggregate purchase price of $9.75 million. The 2015 Private Warrants were identical to the 2015 Public Warrants, except that, if held by certain original investors (or their permitted assignees), the 2015 Private Warrants could be exercised on a cashless basis and were not subject to redemption.
During the year ended December 31, 2020, 4,781,700 of the 2015 Private Warrants were repurchased for $21.6 million and cancelled. Additionally, 70,000 of the 2015 Private Warrants were exercised, resulting in the Company receiving cash proceeds of $0.4 million and issuing 35,000 shares of Common Stock. During the year ended December 31, 2021, 3,055,000 of the 2015 Private Warrants were repurchased for $25.5 million and cancelled. In addition, during the year ended December 31, 2021, 9,655,000 warrants were exercised on a cashless basis, resulting in the issuance of 2,939,898 shares of Common Stock. As a result of these transactions, at December 31, 2021 no 2015 Private Warrants were outstanding.
2018 Warrants
In connection with the ModSpace acquisition in 2018, WillScot issued warrants to purchase approximately 10.0 million shares of WillScot Class A Common Stock (the "2018 Warrants") to former shareholders of ModSpace. Each 2018 Warrant entitles the holder thereof to purchase one share of WillScot Class A Common Stock at an exercise price of $15.50 per share, subject to potential adjustment. The 2018 Warrants expire on November 29, 2022.
During the year ended December 31, 2020, 195,410 of the 2018 warrants were exercised, on a cashless basis, and 38,802 shares of the Company's Common Stock were issued. Also, during the year ended December 31, 2020, the Company repurchased and subsequently cancelled 51,865 of the 2018 warrants for approximately $0.3 million.
During the year ended December 31, 2021, 254,373 of the 2018 Warrants were repurchased for $2.9 million and cancelled. In addition, during the year ended December 31, 2021, 5,397,695 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 2,835,968 shares of common stock. At December 31, 2021, 4,078,173 of the 2018 Warrants were outstanding.
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
The Company determined the following fair values for outstanding warrants recorded as liabilities at December 31:

(in thousands)	December 31, 2021	December 31, 2020
2015 Private Warrants	N/A	$77,404

NOTE 12 – Income Taxes
The components of income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 are comprised of the following:

(in thousands)	2021	2020	2019
Current
Federal	$—	$—	$—
State	4,645	1,601	827
Foreign	8,338	2,104	(395)
Deferred
Federal	31,255	(52,822)	242
State	(4,144)	(5,204)	1,662
Foreign	9,452	2,870	(4,527)
Total income tax expense (benefit)	$49,546	$(51,451)	$(2,191)
Income tax results differed from the amount computed by applying the US statutory income tax rate of 21% to the income (loss) before income taxes for the following reasons for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Income (loss) before income tax
US	$161,040	$6,597	$(119,099)
Foreign	48,650	17,292	(4,257)
Total income (loss) before income tax	$209,690	$23,889	$(123,356)

US Federal statutory income tax expense (benefit)	$44,035	$5,017	$(25,905)
Effect of tax rates in foreign jurisdictions	40	128	(207)
State income tax expense, net of federal benefit	2,602	3,962	1,829
Valuation allowances	(3,089)	(56,479)	961
(Non-taxable) non-deductible items	(269)	187	(233)
Non-deductible executive compensation	2,309	1,449	490
Non-deductible transaction costs	33	4,425	(12)
Non-deductible (non-taxable) remeasurement of common stock warrant liabilities	5,585	(727)	23,021
Uncertain tax positions	(11,748)	(11,166)	—
Tax law changes (excluding valuation allowance) (a)	8,410	2,523	(2,785)
Other	1,638	(770)	650
Reported income tax expense (benefit)	$49,546	$(51,451)	$(2,191)
Effective income tax rate	23.63%	(215.38)%	1.78%

(a)	Tax law changes primarily represents changes in tax law in foreign jurisdictions.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	2021	2020
Deferred tax assets
Deferred interest expense	$116,339	$128,346
Employee benefit plans	4,167	3,532
Accrued liabilities	9,362	10,692
Deferred revenue	37,852	32,412
Operating lease liability	62,502	58,044
Other	18,315	13,628
Tax loss carryforwards	286,470	295,326
Deferred tax assets, gross	535,007	541,980
Valuation allowance	(10,323)	(25,158)
Net deferred income tax asset	$524,684	$516,822

Deferred tax liabilities
Rental equipment and other property, plant and equipment	$(710,372)	$(648,966)
Intangible assets	(107,033)	(117,403)
ROU asset	(62,158)	(57,820)
Deferred tax liability	(879,563)	(824,189)
Net deferred income tax liability	$(354,879)	$(307,367)
In general, FASB ASC Topic 740, “Income Taxes” (“ASC 740”) requires us to evaluate the realizability of our deferred tax assets and reduce the deferred tax assets by valuation allowances to the extent we determine some or all of our deferred tax assets are not more likely than not realizable. To determine the realizability, ASC 740 requires consideration of sources of available taxable income of the proper character and within the time period before which our deferred tax assets, if any, expire due to the passage of time.
The Company's valuation allowance decreased by $14.8 million from 2020. An increase of $0.1 million was recorded in purchase accounting for the Merger in relation to state net operating losses deemed not more likely than not to be realized and a decrease of $14.7 million is primarily related to unused capital losses with a corresponding reduction of the related deferred tax asset of $12.3 million. The net tax benefit of $2.2 million is reflected in the rate reconciliation table above under valuation allowances.
Tax loss carryforwards as of December 31, 2021 are outlined in the table below and include US Federal, US State and foreign (Canada and Mexico). The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as a change in the ownership of the Company. Some of the Company’s tax attributes are subject to annual limitations due to historical changes in ownership from acquisitions, mergers or other related ownership shift events; however, the Company anticipates that our remaining available net operating losses will be consumed prior to their expiration.
The Company’s tax loss carryforwards are as follows at December 31, 2021:

(in thousands)	Loss Carryforward	Deferred Tax	Expiration
Jurisdiction:
US - Federal	$1,232,717	$250,920	2022 – 2037, Indefinite
US - State	632,922	34,332	2022 –2041, Indefinite
Foreign - Canada and Mexico	3,892	1,218	2026 – 2037
Total	$1,869,531	$286,470
As of December 31, 2021, the total amount of the basis difference in investments outside the US, which are indefinitely reinvested and for which deferred taxes have not been provided, is approximately $357.9 million. The tax, if any, associated with the recovery of the basis difference is dependent on the manner in which it is recovered and is not readily determinable.

Unrecognized Tax Positions
The Company is subject to taxation in US, Canada, Mexico, UK, and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of statute of limitations for assessing additional taxes, which generally ranges from two to five years after the end of the applicable tax year. As of December 31, 2021, generally, tax years for 2014 through 2021 remain subject to examination by the tax authorities. In addition, in certain taxing jurisdictions, in the case of carryover tax attributes to years open for assessment, such attributes may be subject to reduction by taxing authorities.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2021	2020	2019
Unrecognized tax benefits – January 1,	$54,494	$63,747	$64,444
Increases based on tax positions related to current period	—	1,211	—
Increases based on tax positions related to prior period	9	—	268
Decreases based on tax positions related to prior period	—	—	(287)
Decrease from expiration of statute of limitations	(10,189)	(10,464)	(678)
Unrecognized tax benefits – December 31,	$44,314	$54,494	$63,747
At December 31, 2021, 2020 and 2019, respectively, there were $43.3 million, $53.2 million and $59.3 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
The Company classifies interest on tax deficiencies and income tax penalties within income tax expense. During the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $(1.0) million, $(0.9) million, and $0.8 million in interest and penalties, respectively. The Company accrued approximately $0.6 million and $1.5 million for the payment of interest and penalties at December 31, 2021 and 2020, respectively.
Future tax settlements or statute of limitation expirations could result in a change to the Company’s uncertain tax positions. The Company believes that it is reasonably possible that approximately $0.9 million of unrecognized tax benefits, as of December 31, 2021, could decrease in the next twelve months as a result of the expiration of statutes of limitation, audit settlements or resolution of tax uncertainties.

NOTE 13 - Derivatives
On November 6, 2018, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. The Swap Agreement will terminate on May 29, 2022. Under the terms of the Swap Agreement, the Company receives a floating rate equal to one-month LIBOR and makes payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 0.11% and 0.15% at December 31, 2021 and 2020, respectively.
The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility.
The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheets as of December 31 was as follows:

(in thousands)	Balance Sheet Location	2021	2020
Cash Flow Hedges:
Interest rate swap	Accrued liabilities	$5,259	$11,619
Interest rate swap	Other non-current liabilities	$—	$5,308

The fair value of the interest rate swap is based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflects the amount that the Company would receive or pay as of December 31, 2021 for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statement of operations for the years ended December 31:

(in thousands)	2021	2020	2019
Gain (loss) recognized in OCI	$11,677	$(2,288)	$(6,280)
Location of loss recognized in income	Interest expense, net	Interest expense, net	Interest expense, net
Loss reclassified from AOCI into income (effective portion)	$(12,001)	$(10,125)	$(3,254)

NOTE 14 - Fair Value Measures
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
The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	December 31, 2021				December 31, 2020
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
US ABL Facility(a)	$1,612,783	$—	$1,644,500	$—	$1,263,833	$—	$1,304,612	$—
2025 Secured Notes(a)	518,117	—	551,835	—	637,068	—	694,876	—
2028 Secured Notes(a)	492,490	—	515,635	—	491,555	—	518,820	—
Total	$2,623,390	$—	$2,711,970	$—	$2,392,456	$—	$2,518,308	$—
(a) The carrying values of the US ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $31.7 million, $8.4 million, and $7.5 million of unamortized debt issuance costs as of December 31, 2021, which were presented as a direct reduction of the corresponding liability. As of December 31, 2020, the carrying values of the US ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $40.8 million, $12.9 million, and $8.4 million of unamortized debt issuance which were presented as a direct reduction of the corresponding liability.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2021 and 2020. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair value of the 2025 Secured Notes and the 2028 Secured Notes is based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities designated as hedges in the consolidated balance sheet are disclosed in Note 13.
As part of the Merger, on July 2, 2020, the Company converted Mobile Mini's outstanding fully vested stock options to 7,361,516 WillScot Mobile Mini stock options using a conversion ratio of 2.405 as set by the Merger Agreement. The fair value of these options was valued at $19.3 million and is part of the purchase consideration. The value of the Mobile Mini stock options converted to WillScot Mobile Mini stock options in connection with the Merger, was determined utilizing the Black-Scholes option-pricing model and is affected by several variables, the most significant of which are the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the Common Stock on the Merger date, and the estimated volatility of the Common Stock over the term of the equity award. The volatility assumption was based on a blend of peer group volatility and Company trading history as the Company did not have a sufficient trading history as a stand-alone public company to rely exclusively on its own trading history. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the Merger. The key inputs utilized to determine the fair value of the stock options converted included within the purchase price were expected volatility of 51.92%, risk free rate of interest 0.17%, dividend yield of zero and expected life of 2 years.
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

The following table shows the carrying amounts and fair values of financial liabilities for which are measured at fair value:

	December 31, 2021				December 31, 2020
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
2015 Private Warrants	N/A	N/A	N/A	N/A	$77,404	$—	$—	$77,404
Level 3 Disclosures
When the 2015 Private Warrants and 2018 Warrants were classified as liabilities, the Company utilized a Black Scholes option-pricing model to value the warrants at each reporting period and transaction date, with changes in fair value recognized in the statements of operations. The estimated fair value of the common stock warrant liability was determined using Level 3 inputs. Inherent in the pricing model were assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The volatility assumption was based on a blend of peer group volatility and Company trading history that matched the expected remaining life of the warrants as the Company did not have a sufficient trading history as a stand-alone public company to rely exclusively on its own trading history. The risk-free interest rate was based on the US Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero.
The 2018 Warrants were reclassified to equity at June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled.
The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2020
(in thousands)	2015 Private Warrants
Stock Price	$23.17
Strike Price	$11.50
Expected Life	1.91
Volatility	41.2%
Risk Free rate	0.13%
Dividend yield	—
Fair value of warrants	$12.17
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2021:

(in thousands)	2015 Private Warrants
Balance - beginning of year	$77,404
Exercise or conversion	(78,495)
Measurement adjustment	25,486
Repurchases	(24,395)
Balance - end of year	$—
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020:

(in thousands)	2015 Private Warrants	2018 Warrants
Balance- beginning of year	$72,705	$58,369
Exercise or conversion	(359)	(416)
Repurchase	(24,970)	—
Measurement adjustment	30,028	(31,737)
Reclassification to equity at June 30, 2020	—	(26,216)
Balance- end of year	$77,404	$—

NOTE 15 - Restructuring
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). The Company's restructuring plans are generally country or region specific and are typically completed within a one-year period. Restructuring costs incurred under these plans include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) other non-lease related costs associated with exit or disposal activities. Lease exit costs related to the termination of leases for duplicative branches and corporate facilities are recorded in operating lease liabilities and are not part of the restructuring liabilities. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs, and professional services expenses, are included within SG&A expense.
The Company incurred costs associated with restructuring plans designed to streamline operations and reduce costs of $11.9 million, $6.5 million, and $3.8 million net of reversals, during the years ended December 31, 2021, 2020 and 2019, respectively. The following is a summary of the activity in the Company’s restructuring accruals for years ended December 31:

(in thousands)	Year Ended December 31,
	2021		2020			2019
	Employee Costs	Total	Employee Costs	Facility Exit Costs	Total	Employee Costs	Facility Exit Costs	Total
Beginning balance	$1,750	$1,750	$447	$—	$447	$4,544	$972	$5,516
Reclassification of liability to operating lease asset at the adoption of ASC 842(a)	—	—	—	—	—	—	(972)	(972)
Charges	11,868	11,868	6,510	17	6,527	1,955	1,800	3,755
Cash payments	(5,943)	(5,943)	(5,356)	—	(5,356)	(5,694)	—	(5,694)
Foreign currency translation	—	—	30	—	30	(136)	—	(136)
Non-cash movements	(7,200)	(7,200)	119	(17)	102	(222)	(1,800)	(2,022)
Ending balance	$475	$475	$1,750	$—	$1,750	$447	$—	$447
(a) As a result of the adoption of ASC 842, the January 1, 2019 restructuring liability attributable to “cease-use” locations was reclassified to operating lease assets and 2019 costs related to the termination of leases for duplicative branches and corporate facilities are now recorded in lease impairment charges and other related costs.
The restructuring charges for the year ended December 31, 2021 are driven by employee termination costs as a result of the elimination of positions due to the Merger. The restructuring charges for the year ended December 31, 2020, are driven by termination costs as a result of elimination of positions due to the Merger and reductions in force as a result of COVID-19. The restructuring charges in 2019 relate to the Company initiating certain restructuring plans associated with previous acquisitions in order to capture operating synergies as a result of integrating the acquirees into WillScot. The restructuring activities primarily include the termination of employees in connection with the consolidation of overlapping facilities and functions within our existing business.
The restructuring non-cash movements for the year ended December 31, 2021 primarily represent stock compensation costs recognized as a result of the modification of certain equity awards associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's former President and Chief Operating Officer.
Segments (as defined in Note 18)
The $11.9 million of restructuring charges for the year ended December 31, 2021 included: $1.4 million of charges pertaining to the NA Modular segment; $3.3 million of charges related to the NA Storage segment; and $7.2 million of unallocated charges.
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

NOTE 16 - Stock-Based Compensation
Restricted Stock Awards
The following table summarizes the Company's RSA activity during the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2018	72,053	$15.57
Granted	52,755	$14.69
Vested	(72,053)	$15.57
Balance December 31, 2019	52,755	$14.69
Granted	65,959	$11.75
Vested	(61,266)	$14.28
Balance December 31, 2020	57,448	$11.75
Granted	44,708	$29.30
Forfeited	(8,532)	$29.30
Vested	(57,448)	$11.75
Balance December 31, 2021	36,176	$29.30
Compensation expense for RSAs recognized in SG&A expense in the consolidated statements of operations was $0.8 million, $0.9 million, and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021, there was $0.5 million of unrecognized compensation cost related to RSAs that was expected to be recognized over the remaining weighted average vesting period of 0.4 years. The total fair value of RSA's vested in 2021, 2020, and 2019 was $1.6 million, $0.9 million, and $0.9 million, respectively.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity during the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2018	852,733	$13.60
Granted	478,400	$11.69
Forfeited	(52,648)	$12.78
Vested	(213,180)	$12.78
Balance December 31, 2019	1,065,305	$12.78
Granted	632,864	$14.37
Forfeited	(33,558)	$13.28
Vested	(338,749)	$13.02
Balance December 31, 2020	1,325,862	$13.46
Granted	415,737	$27.25
Forfeited	(72,505)	$17.80
Vested	(671,643)	$13.99
Balance December 31, 2021	997,451	$18.54
Compensation expense for Time-Based RSUs recognized in SG&A expense in the consolidated statements of operations was $9.0 million, $5.6 million, and $3.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021, unrecognized compensation cost related to Time-Based RSUs totaled $11.7 million and was expected to be recognized over the remaining weighted average vesting period of 2.0 years. The total fair value of RSU's vested in 2021, 2020, and 2019 was $18.5 million, $2.9 million, and $2.5 million, respectively.
Included in restructuring costs for the year ended December 31, 2021, was expense of approximately $5.9 million recognized as a result of the modification of certain RSUs with the Transition, Separation and Release Agreement entered into on February 25, 2021, with the Company's former President and Chief Operating Officer.

Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity during the years ended December 31, 2021 and 2020 and 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2018	—	$—
Granted	302,182	$13.22
Forfeited	(13,901)	$13.22
Balance December 31, 2019	288,281	$13.22
Granted	325,256	$16.35
Forfeited	(12,700)	$14.70
Vested	(7,449)	$16.82
Balance December 31, 2020	593,388	$14.88
Granted	977,645	$33.21
Forfeited	(23,753)	$27.92
Vested	(10,886)	$14.70
Balance December 31, 2021	1,536,394	$26.34
Compensation expense for Performance-Based RSUs recognized in SG&A expense in the consolidated statements of operations was $8.3 million, $2.5 million and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021, unrecognized compensation cost related to Performance-Based RSUs totaled $27.6 million and was expected to be recognized over the remaining vesting period of 2.5 years.
The total fair value of Performance-Based RSU's vested in 2021 and 2020 was $0.3 million and $0.2 million, respectively. No Performance-Based RSUs vested in 2019. Refer to Note 1 for the details of conditions required for the performance-based RSUs to vest.
Included in restructuring costs for the year ended December 31, 2021, was expense of approximately $1.3 million recognized as a result of the modification of certain Performance-Based RSUs with the Transition, Separation and Release Agreement entered into on February 25, 2021, with the Company's former President and Chief Operating Officer.
Stock Options
The following table summarizes the Company's stock option activity during the years ended December 31, 2021, 2020 and 2019:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31, 2018	589,257	$13.60	—	$—
Forfeited	(41,302)	$13.60	—	$—
Exercised	(13,767)	$13.60	—	$—
Balance December 31, 2019	534,188	$13.60	—	$—
Converted at Merger	—	$—	7,361,516	$13.52
Exercised	—	$—	(428,653)	$13.07
Cancelled in settlement, net of taxes	—	$—	(4,901,408)	$13.04
Balance December 31, 2020	534,188	$13.60	2,031,455	$14.78
Forfeited	—	$—	(6,240)	$12.19
Exercised	—	$—	(497,572)	$15.21
Balance at December 31, 2021	534,188	$13.60	1,527,643	$14.66

Fully vested and exercisable options, December 31, 2021	400,641	$13.60	1,527,643	$14.66

Under our stock option plans, the Company may issue shares on a net basis at the request of the option holder. This occurs by netting the option costs in shares from the shares exercised. No options were granted in the years ended December 31, 2021, 2020, or 2019.
At December 31, 2021, the intrinsic value of stock options outstanding and stock options fully vested and currently exercisable was $54.5 million and $50.9 million, respectively. At December 31, 2021, the weighted-average remaining contractual term of options outstanding was 6.2 years for WillScot options and 4.3 years for converted Mobile Mini options. The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 were $6.2 million, $30.7 million and less than $0.1 million, respectively.
Compensation expense for stock option awards, recognized in SG&A expense in the consolidated statements of operations was $0.7 million, $0.7 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021, unrecognized compensation cost related to stock option awards totaled $0.2 million and is expected to be recognized over the remaining vesting period of 0.2 years.

NOTE 17 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of December 31, 2021, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 18 - Segment Reporting
The Company operates in four reportable segments as follows: North America Modular Solutions ("NA Modular"), North America Storage Solutions ("NA Storage"), United Kingdom Storage Solutions ("UK Storage") and Tank and Pump Solutions ("Tank and Pump"). In connection with the Merger, the Company determined its reportable segments and retrospectively adjusted prior year's presentation to conform to the current presentation of reportable segments.
Prior to the third quarter of 2021, the NA Modular segment represented the activities of WillScot historical segments prior to the Merger, and the NA Storage, UK Storage and Tank and Pump segments represented the segments reported by Mobile Mini prior to the Merger. During the third quarter of 2021, the majority of the portable storage product business within the NA Modular segment was transitioned to the NA Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were transferred to the NA Storage segment, representing a shift of approximately $5.0 million of revenue and gross margin per quarter from the NA Modular segment to the NA Storage segment. This adjustment was not made to the historical segment results of prior periods, as the Company believes such adjustments to be immaterial.
Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management.
The Company defines EBITDA as net income (loss) plus interest (income) expense, income tax (benefit) expense, depreciation and amortization. The Company reflects the further adjustments to EBITDA (“Adjusted EBITDA”) to exclude certain non-cash items and the effect of what the Company considers transactions or events not related to its core and ongoing business operations. In addition, the Chief Operating Decision Maker ("CODM") evaluates business segment performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated net income (loss) to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company. The Company also regularly evaluates gross profit by segment to assist in the assessment of its operational performance. The Company considers Adjusted EBITDA to be the more important metric because it more fully captures the business performance of the segments, inclusive of indirect costs.
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the years ended December 31, 2021, 2020, and 2019, respectively. Consistent with the financial statements, the segment results only include results from Mobile Mini's operations after July 1, 2020, the Merger date. Please refer to the Management Discussion and Analysis of Financial Condition and Results of Operations included in this document, for pro forma results inclusive of Mobile Mini's financial results for periods prior to the Merger date.

	Year Ended December 31, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$864,923	$387,567	$82,106	$77,527		$1,412,123
Delivery and installation	219,385	101,744	24,023	29,530		374,682
Sales revenue:
New units	40,366	6,628	3,533	2,355		52,882
Rental units	39,505	12,863	1,363	1,479		55,210
Total revenues	1,164,179	508,802	111,025	110,891		1,894,897

Costs:
Cost of leasing and services:
Leasing	229,129	53,447	17,440	17,045		317,061
Delivery and installation	196,137	71,396	14,271	25,057		306,861
Cost of sales:
New units	27,415	3,933	2,357	1,672		35,377
Rental units	20,592	7,438	1,287	536		29,853
Depreciation of rental equipment	194,461	24,329	4,428	14,319		237,537
Gross profit	$496,445	$348,259	$71,242	$52,262		$968,208
Other selected data:
Adjusted EBITDA	$423,004	$226,600	$49,039	$41,750	$—	$740,393
Selling, general and administrative expense (a)	$266,187	$145,988	$26,630	$24,831	$49,185	$512,821
Purchases of rental equipment and refurbishments	$187,495	$45,426	$27,830	$17,747	$—	$278,498
(a) Includes both SG&A expense and Transaction costs from the consolidated statement of operations.

	Year Ended December 31, 2020
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$770,330	$166,128	$32,633	$32,356		$1,001,447
Delivery and installation	208,079	42,655	9,409	14,013		274,156
Sales revenue:
New units	41,858	6,976	3,124	1,135		53,093
Rental units	30,895	6,070	1,195	789		38,949
Total Revenues	1,051,162	221,829	46,361	48,293		1,367,645

Costs:
Cost of leasing and services:
Leasing	194,442	19,925	7,391	5,618		227,376
Delivery and installation	175,705	27,029	6,353	11,015		220,102
Cost of sales:
New units	27,555	4,244	2,301	741		34,841
Rental units	19,213	4,261	1,026	272		24,772
Depreciation of rental equipment	182,605	9,585	1,648	6,743		200,581
Gross profit	$451,642	$156,785	$27,642	$23,904		$659,973
Other selected data:
Adjusted EBITDA	$394,805	$99,837	$17,822	$17,843	$—	$530,307
Selling, general and administrative expense	$242,010	$66,533	$11,468	$12,804	$91,864	$424,679
Purchases of rental equipment and refurbishments	$153,327	$14,969	$1,693	$2,394	$—	$172,383
(a) Includes both SG&A expense and Transaction costs from the consolidated statement of operations.

	Year Ended December 31, 2019
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$744,185	$—	$—	$—		$744,185
Delivery and installation	220,057	—	—	—		220,057
Sales revenue:
New units	59,085	—	—	—		59,085
Rental units	40,338	—	—	—		40,338
Total revenues	1,063,665	—	—	—		1,063,665

Costs:
Cost of leasing and services:
Leasing	213,151	—	—	—		213,151
Delivery and installation	194,107	—	—	—		194,107
Cost of sales:
New units	42,160	—	—	—		42,160
Rental units	26,255	—	—	—		26,255
Depreciation of rental equipment	174,679	—	—	—		174,679
Gross profit	$413,313	$—	$—	$—		$413,313
Other selected data:
Adjusted EBITDA	$356,548	$—	$—	$—	$—	$356,548
Selling, general and administrative expense	$235,228	$—	$—	$—	$35,776	$271,004
Purchase of rental equipment and refurbishments	$205,106	$—	$—	$—	$—	$205,106

The following tables present a reconciliation of the Company’s Net Income (Loss) to Adjusted EBITDA for the years ended December 31, 2021, 2020, and 2019, respectively:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss) attributable to WillScot Mobile Mini	$160,144	$74,127	$(120,744)
Net income (loss) attributable to non-controlling interest, net of tax	—	1,213	(421)
Loss on extinguishment of debt	5,999	42,401	8,755
Income tax expense (benefit)	49,546	(51,451)	(2,191)
Interest expense	117,987	119,886	122,504
Depreciation and amortization	315,567	243,830	187,074
Fair value loss (gain) on common stock warrant liabilities	26,597	(3,461)	109,622
Currency losses (gains), net	548	(355)	(688)
Impairment losses on long-lived assets	—	—	2,848
Restructuring costs, lease impairment expense and other related charges	14,756	11,403	12,429
Transaction costs	1,375	64,053	—
Integration costs	28,424	18,338	26,607
Stock compensation expense	18,989	9,879	6,686
Other	461	444	4,067
Adjusted EBITDA	$740,393	$530,307	$356,548

Included in restructuring costs for the year ended December 31, 2021 was expense of approximately $7.2 million recognized as a result of the modification of certain equity awards associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's former President and Chief Operating Officer. For the year ended December 31, 2021, stock-based compensation expense reported in the Statement of Cash Flows included these charges.
Assets
As discussed further in Note 2, the Company acquired Mobile Mini on July 1, 2020. Assets related to the Company’s reportable segments include the following:

(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
As of December 31, 2021:
Goodwill	$521,049	$492,552	$65,098	$100,107	$1,178,806
Intangible assets, net	$125,000	$317,875	$9,053	$8,750	$460,678
Rental equipment, net	$1,877,978	$899,881	$168,208	$134,914	$3,080,981
As of December 31, 2020:
Goodwill	$235,828	$726,529	$65,600	$143,262	$1,171,219
Intangible assets, net	$125,625	$329,437	$11,177	$29,708	$495,947
Rental equipment, net	$1,886,211	$772,356	$147,720	$125,359	$2,931,646

NOTE 19 - Related Parties
Related party balances included in the Company’s consolidated balance sheets at December 31, consisted of the following:

(in thousands)	Financial statement line Item	2021	2020
Receivables due from affiliates	Trade receivables, net of allowances for credit losses	$10	$30
Amounts due to affiliates	Accrued liabilities	(49)	(461)
Total related party liabilities, net		$(39)	$(431)
Related party transactions included in the Company’s consolidated statements of operations for the years ended December 31, consisted of the following:

(in thousands)	Financial statement line item	2021	2020	2019
Leasing revenue from related parties	Leasing revenue	$737	$1,066	$316
Rental unit sales to related parties	Rental unit sales	—	380	—
Consulting expense to related party (a)	Selling, general & administrative expense	(4,187)	(5,194)	(1,029)
Total related party expense, net		$(3,450)	$(3,748)	$(713)
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
On March 1, 2021, the Company repurchased from Sapphire Holdings and cancelled 2,750,000 shares of its Common Stock. On June 29, 2021, the Company repurchased from Sapphire Holdings and cancelled an additional 3,900,000 shares of its Common Stock. Following the reduction in Sapphire Holdings’ beneficial ownership of Common Stock resulting from the foregoing repurchases and the underwritten secondary offering by Sapphire Holdings of 16,100,000 shares of Common Stock on June 25, 2021, Gary Lindsay resigned his position as a member of the WillScot Mobile Mini board of directors pursuant to the terms of that certain Shareholders Agreement dated July 1, 2020 between Sapphire Holdings, TDR Capital II Holdings L.P., TDR Capital, L.L.P. and WillScot Mobile Mini (the "Shareholders Agreement").
On September 9, 2021, the Company repurchased from Sapphire Holdings and cancelled an additional 2,379,839 shares of its common stock, and Sapphire Holdings sold its remaining 21,410,019 shares through an underwritten secondary offering. Following the reduction in Sapphire Holdings' beneficial ownership of Common Stock resulting from the foregoing repurchase and secondary offering, Stephen Robertson resigned his position as a member of the Willscot Mobile Mini board of directors pursuant to the terms of the Shareholder Agreement.
The Company purchased rental equipment from related party affiliates of $2.5 million, $3.1 million, and $4.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 20 - Earnings (Loss) Per Share
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

The following table reconciles net income (loss) attributable to WillScot Mobile Mini common shareholders and the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation for the years ended December 31:

(in thousands)	2021	2020	2019
Numerator:
Net income (loss) attributable to common shareholders - basic	$160,144	$74,127	$(120,744)
Fair value gain on common stock warrant liabilities	—	(30,524)	—
Net income (loss) attributable to common shareholders - dilutive	$160,144	$43,603	$(120,744)

Denominator:
Weighted average Common Shares outstanding - basic	226,519	169,230	108,684
Dilutive effect of outstanding securities:
Warrants	3,589	752	—
RSAs	24	39	—
Time-Based RSUs	594	778	—
Performance-Based and Market-Based RSUs	955	544	—
Stock Options	1,113	634	—
Class B common shares	N/A	5,291	—
Weighted average Common Shares outstanding - dilutive	232,794	177,268	108,684
The following potential common shares were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

(in thousands)	2021	2020	2019
Warrants	—	2,366	2,320
RSAs	—	—	12
Time-based RSUs	—	—	323
Performance-based RSUs	375	—	274
Stock Options	—	—	534
Class B common shares	N/A	—	10,641

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Under the supervision of the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's ICFR as of December 31, 2021 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2021, the Company's ICFR was effective based on those criteria.
The effectiveness of the Company’s ICFR as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our ICFR that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our ICFR.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Mobile Mini Holdings Corp.
Opinion on Internal Control Over Financial Reporting
We have audited WillScot Mobile Mini Holdings Corp.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WillScot Mobile Mini Holdings Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
February 25, 2022

ITEM 9B.    Other Information
None

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information to be included under the captions “Director Nominee Biographies & Qualifications,” “Codes of Business Conduct and Ethics,” and “Audit Committee,” in the Company’s definitive proxy statement for the 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 11.    Executive Compensation
The information to be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Company’s definitive proxy statement for the 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information to be included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” in the Company’s definitive proxy statement for the 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information to be included under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” in the Company’s definitive proxy statement for the 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    Principal Accounting Fees and Services
The information to be included under the caption “Independent Registered Public Accounting Firm Fee Information,” if applicable, in the Company’s definitive proxy statement for the 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

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

3.2	Certificate of Amendment of Certificate of Incorporation, filed June 15, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed June 16, 2021)
3.3	Fourth Amended and Restated Bylaws of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed November 3, 2021).
4.1	Specimen Common Stock Certificate
4.2
Warrant Agreement between WillScot Corporation and Continental Stock Transfer & Trust Company, dated as of August 15, 2018 (incorporated by reference to Exhibit 4.1 to WillScot Corporation's Current Report on Form 8-K, filed August 16, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.5 of WillScot Corporation's Registration Statement on Form S-3. filed January 24, 2019).
4.4
Indenture, dated as of June 15, 2020, by and between Picasso Finance Sub, Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of WillScot Corporation’s Report on Form 8-K, filed June 16, 2020).

4.5
Supplemental Indenture, dated July 1, 2020, to the Indenture dated June 15, 2020, by and among Williams Scotsman International, Inc. (as successor to Picasso Finance Sub, Inc.), the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to WillScot Corporation’s Current Report on Form 8-K, filed July 1, 2020).

4.6
Indenture, dated as of August 25, 2020, by and between Williams Scotsman International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to WillScot Corporation’s Current Report on Form 8-K, filed on August 27, 2020.

4.7
Shareholders Agreement, dated July 1, 2020, by and among WillScot Mobile Mini Holdings Corp., Sapphire Holdings, S.á r.l., TDR Capital Holdings L.P. and TDR Capital, L.L.P (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed July 1, 2020).

4.8
Second Supplemental Indenture, dated December 23, 2021, to the Indenture dated June 15, 2020, by and among Williams Scotsman, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed December 27, 2021).

4.9
First Supplemental Indenture, dated December 23, 2021, to the Indenture dated August 25, 2020, by and among Williams Scotsman, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed December 27, 2021).

4.10	Description of Registered Securities
10.1
Registration Rights Agreement between WillScot Corporation and each of the ModSpace Investors defined therein (incorporated by reference to Exhibit 10.1 to WillScot Corporation’s Form 8-K filed August 16, 2018).

10.2
ABL Credit Agreement, dated July 1, 2020, by and among Williams Scotsman Holdings Corp., WSII, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 1, 2020).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.4	WillScot Mobile Mini Holdings Corp. 2020 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.5	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.6	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.7
Amended and Restated Employment Agreement, dated as of September 7, 2021, by and between WillScot Corporation and Bradley Soultz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 8, 2021).

10.8
Employment Agreement, dated as of March 1, 2020, by and between WillScot Corporation and Kelly Williams (incorporated by reference to Exhibit 10.2 of WillScot Corporation’s Current Report on Form 8-K, filed March 5, 2020).

10.9
Amended and Restated Employment Agreement, dated as of September 7, 2021, by and between WillScot Corporation and Timothy Boswell (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed September 8, 2021).

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

10.12	Employment Letter with Sally Shanks dated August 23, 2017 (incorporated by reference to Exhibit 10.17 of WillScot Corporation’s Annual Report on Form 10-K, filed March 16, 2018).
10.13	Amended Employment Letter with Sally Shanks dated March 18, 2019 (incorporated by reference to Exhibit 10.1 to WillScot Corporation’s Current Report on Form 8-K, filed March 21, 2019).
10.14	Separation and Release Agreement, dated as of February 25, 2021, by and between WillScot Mobile Mini Holdings Corp. and Kelly Williams.
10.15	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed September 8, 2021).
10.16	First Amendment to the ABL Credit Agreement, dated December 2, 2020, among Williams Scotsman International, Inc. and Bank of America, N.A., as Administrative Agent
10.17
LIBOR Transition Amendment, dated December 6, 2021, among Williams Scotsman International, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2021).

10.18
Third Amendment to the ABL Credit Agreement, dated December 16, 2021, by and among Williams Scotsman International, Inc., the other loan parties party thereto and Bank of America, N.A., as administrative agent and collateral agent for itself and the other secured parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 16, 2021).

14.1
Code of Ethics for the Chief Executive Officer and Senior Financial Officers, effective November 14, 2019 (incorporated by reference to Exhibit 14.1 of WillScot Corporation’s Current Report on Form 8-K, filed November 15, 2019).

21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
** Filed herewith

Signatures

Pursuant to the requirements of the Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WillScot Mobile Mini Holdings Corp.

		By:	/s/ CHRISTOPHER J. MINER
Date:	February 25, 2022		Christopher J. Miner
Executive Vice President & Chief Legal Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY L. SOULTZ	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Bradley L. Soultz

/s/ TIMOTHY D. BOSWELL	President and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Timothy D. Boswell

/s/ SALLY J. SHANKS	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Sally J. Shanks

/s/ ERIK OLSSON	Chairman of the Board	February 25, 2022
Erik Olsson

/s/ MARK S. BARTLETT	Director	February 25, 2022
Mark S. Bartlett

/s/ SARA R. DIAL	Director	February 25, 2022
Sara R. Dial

/s/ JEFFREY S. GOBLE	Director	February 25, 2022
Jeffrey S. Goble

/s/ GERARD E. HOLTHAUS	Director	February 25, 2022
Gerard E. Holthaus

/s/ REBECCA L. OWEN	Director	February 25, 2022
Rebecca L. Owen

/s/ KIMBERLY J. MCWATERS	Director	February 25, 2022
Kimberly J. McWaters

/s/ JEFF SAGANSKY	Director	February 25, 2022
Jeff Sagansky

/s/ MICHAEL W. UPCHURCH	Director	February 25, 2022
Michael W. Upchurch