Form 10-Q
period 2022-03-31
WillScot Mobile Mini Holdings Corp.
filed 2022-04-28
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 222,521,576 shares at April 25, 2022.

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2022 (unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$11,321	$12,699
Trade receivables, net of allowances for credit losses at March 31, 2022 and December 31, 2021 of $49,258 and $47,629, respectively	403,153	399,887
Inventories	39,885	32,739
Prepaid expenses and other current assets	40,283	36,761
Assets held for sale	954	954
Total current assets	495,596	483,040
Rental equipment, net	3,164,084	3,080,981
Property, plant and equipment, net	315,402	312,178
Operating lease assets	241,132	247,064
Goodwill	1,177,288	1,178,806
Intangible assets, net	453,785	460,678
Other non-current assets	10,486	10,852
Total long-term assets	5,362,177	5,290,559
Total assets	$5,857,773	$5,773,599
Liabilities and equity
Accounts payable	$135,355	$118,271
Accrued expenses	102,938	100,195
Accrued employee benefits	44,634	68,414
Deferred revenue and customer deposits	172,907	159,639
Operating lease liabilities - current	53,646	53,005
Current portion of long-term debt	19,792	18,121
Total current liabilities	529,272	517,645
Long-term debt	2,790,842	2,694,319
Deferred tax liabilities	367,480	354,879
Operating lease liabilities - non-current	187,930	194,256
Other non-current liabilities	16,064	15,737
Long-term liabilities	3,362,316	3,259,191
Total liabilities	3,891,588	3,776,836
Commitments and contingencies (see Note 16)
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 223,174,389 and 223,939,527 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	22	22
Additional paid-in-capital	3,536,906	3,616,902
Accumulated other comprehensive loss	(30,824)	(29,071)
Accumulated deficit	(1,539,919)	(1,591,090)
Total shareholders' equity	1,966,185	1,996,763
Total liabilities and shareholders' equity	$5,857,773	$5,773,599

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$393,192	$315,662
Delivery and installation	100,331	83,504
Sales revenue:
New units	6,597	10,955
Rental units	8,774	15,202
Total revenues	508,894	425,323
Costs:
Costs of leasing and services:
Leasing	88,878	69,895
Delivery and installation	81,515	70,136
Costs of sales:
New units	4,326	7,109
Rental units	5,144	9,105
Depreciation of rental equipment	62,216	55,698
Gross profit	266,815	213,380
Expenses:
Selling, general and administrative	150,210	117,329
Other depreciation and amortization	19,604	18,324
Lease impairment expense and other related charges	263	1,253
Restructuring costs	—	3,142
Currency losses, net	138	36
Other income, net	(1,309)	(1,988)
Operating income	97,909	75,284
Interest expense	30,990	29,964
Fair value loss on common stock warrant liabilities	—	27,207
Loss on extinguishment of debt	—	3,185
Income before income tax	66,919	14,928
Income tax expense	15,748	10,481
Net income	$51,171	$4,447

Earnings per share:
Basic	$0.23	$0.02
Diluted	$0.22	$0.02
Weighted average shares:
Basic	223,490,912	228,293,197
Diluted	228,955,504	234,720,295

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$51,171	$4,447
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense of $0 for both the three months ended March 31, 2022 and 2021	(4,074)	5,034
Net gain on derivatives, net of income tax expense of $777 and $667 for the three months ended March 31, 2022 and 2021, respectively	2,321	2,177
Total other comprehensive (loss) income	(1,753)	7,211
Total comprehensive income	$49,418	$11,658

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	223,940	$22	$3,616,902	$(29,071)	$(1,591,090)	$1,996,763
Net income	—	—	—	—	51,171	51,171
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Stock-based compensation and issuance of Common Stock from vesting	498	—	6,395	—	—	6,395
Repurchase and cancellation of Common Stock and warrants	(2,064)	—	(77,409)	—	—	(77,409)
Issuance of Common Stock from the exercise of options and warrants	800	—	3,313	—	—	3,313
Withholding taxes on net share settlement of stock-based compensation	—	—	(12,295)	—	—	(12,295)
Balance at March 31, 2022	223,174	$22	$3,536,906	$(30,824)	$(1,539,919)	$1,966,185

Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	229,038	$23	$3,852,291	$(37,207)	$(1,751,234)	$2,063,873
Net income	—	—	—	—	4,447	4,447
Other comprehensive income	—	—	—	7,211	—	7,211
Stock-based compensation and issuance of Common Stock from vesting	229	—	4,951	—	—	4,951
Repurchase and cancellation of Common Stock and warrants	(2,793)	—	(76,788)	—	—	(76,788)
Issuance of Common Stock from the exercise of options and warrants	341	—	5,414	—	—	5,414
Withholding taxes on net share settlement of stock-based compensation	—	—	(3,219)	—	—	(3,219)
Balance at March 31, 2021	226,815	$23	$3,782,649	$(29,996)	$(1,746,787)	$2,005,889

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities:
Net income	$51,171	$4,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,820	74,855
Provision for credit losses	8,601	8,516
Gain on sale of rental equipment and other property, plant and equipment	(3,232)	(8,128)
Amortization of debt discounts and debt issuance costs	3,489	3,565
Fair value loss on common stock warrant liabilities	—	27,207
Loss on extinguishment of debt	—	3,185
Stock-based compensation expense	6,395	4,951
Deferred income tax expense	12,362	8,057
Unrealized currency losses (gains), net	86	(64)
Other	914	—
Changes in operating assets and liabilities:
Trade receivables	(12,064)	341
Inventories	(7,122)	(2,452)
Prepaid expenses and other assets	(9,042)	2,995
Operating lease assets and liabilities	268	3,577
Accounts payable and other accrued expenses	(1,239)	(13,096)
Deferred revenue and customer deposits	13,120	4,115
Net cash provided by operating activities	145,527	122,071
Investing activities:
Acquisition	(57,457)	—
Proceeds from sale of rental equipment	14,554	15,202
Purchase of rental equipment and refurbishments	(95,236)	(52,535)
Proceeds from sale of property, plant and equipment	260	13,729
Purchase of property, plant and equipment	(10,481)	(7,307)
Net cash used in investing activities	(148,360)	(30,911)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options	3,313	5,414
Repurchase and cancellation of Common Stock and warrants	(77,708)	(81,618)
Receipts from borrowings	152,500	162,000
Repayment of borrowings	(59,000)	(166,112)
Payment of debt extinguishment premium costs	—	(1,950)
Principal payments on finance lease obligations	(5,224)	(3,735)
Taxes paid on employee stock awards	(12,295)	(3,219)
Net cash provided by (used in) financing activities	1,586	(89,220)
Effect of exchange rate changes on cash and cash equivalents	(131)	57
Net change in cash and cash equivalents	(1,378)	1,997
Cash and cash equivalents at the beginning of the period	12,699	24,937
Cash and cash equivalents at the end of the period	$11,321	$26,934

Supplemental cash flow information:
Interest paid [1]	$22,197	$23,050
Income taxes paid, net	$2,606	$588
Capital expenditures accrued or payable	$28,433	$25,975
1 Includes $2,961 of payments related to the interest rate swap for the three months ended March 31, 2021.

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by US Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The accompanying unaudited condensed consolidated financial statements comprise the financial statements of WillScot Mobile Mini and its subsidiaries that it controls due to ownership of a majority voting interest and contain all adjustments, which are of a normal and recurring nature, considered necessary by management to present fairly the financial position, results of operations and cash flows for the interim periods presented.
Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All intercompany balances and transactions are eliminated.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update was intended to ease the potential burden in accounting for and recognizing the effects of reference rate reform. It provided optional practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. This update became effective on March 12, 2020 and is available for use through December 31, 2022. The Company is currently evaluating the impact of reference rate reform and the potential impact of adoption of these elective practical expedients on its condensed consolidated financial statements and does not expect the impact to be material.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.

NOTE 2 - Acquisitions
On July 1, 2020, WillScot Corporation, a Delaware corporation (“WillScot”), and Mobile Mini, Inc. (“Mobile Mini”) merged (the “Merger”). Immediately following the Merger, WillScot changed its name to “WillScot Mobile Mini Holdings Corp.”
Asset Acquisition
On March 18, 2022, the Company acquired certain assets and liabilities, which consisted primarily of approximately 400 blast resistant modular units.
Integration Costs
The Company recorded $4.1 million and $7.3 million in integration costs related to acquisitions and the Merger within selling, general and administrative ("SG&A") expense during the three months ended March 31, 2022 and 2021, respectively.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three months ended March 31, as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
US	$451,968	$371,269
Canada	25,273	23,584
Mexico	4,214	3,463
UK	27,439	27,007
Total revenues	$508,894	$425,323
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes rental modular space, portable space and tank and pump units along with value-added products and services ("VAPS"), which include furniture, steps, ramps, basic appliances, internet connectivity devices, and other items used by customers in connection with the Company's products. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services and removal services at the end of lease transactions. The Company’s revenue by major product and service line for the three months ended March 31, was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Modular space leasing revenue	$199,078	$169,952
Portable storage leasing revenue	77,988	54,613
Tank and pump leasing revenue	19,230	15,760
VAPS and third party leasing revenues(a)	80,926	62,426
Other leasing-related revenue(b)	15,970	12,911
Leasing revenue	393,192	315,662
Delivery and installation revenue	100,331	83,504
Total leasing and services revenue	493,523	399,166
New unit sales revenue	6,597	10,955
Rental unit sales revenue	8,774	15,202
Total revenues	$508,894	$425,323

(a)	Includes $7.5 million and $6.2 million of service revenue for the three months ended March 31, 2022 and 2021, respectively.
(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (76% and 73% for the three months ended March 31, 2022 and 2021, respectively) was generated by rental income subject to the guidance of ASU 2018-11, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.
Receivables and Credit Losses
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
The Company monitors ongoing credit exposure through an active review of customer balances against contract terms and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowance for credit losses reflects the estimate of the amount of receivables that the Company will be unable to collect based on historical collection experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. The Company's estimate reflects changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowance.
Activity in the allowance for credit losses was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$47,629	$29,258
Provision for credit losses, net of recoveries	8,601	8,516
Write-offs	(7,010)	(5,813)
Foreign currency translation and other	38	(331)
Balance at end of period	$49,258	$31,630
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. During the three months ended March 31, 2022, $20.3 million of deferred revenue relating to these services was recognized as revenue. As of March 31, 2022 and December 31, 2021, the Company had approximately $84.4 million and $79.4 million, respectively, of deferred revenue related to these services.
The Company does not have material contract assets and it did not recognize any material impairments of contract assets. The Company's uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future services revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is variable based on the costs ultimately incurred to provide those services and therefore the Company is applying the optional expedient to omit disclosure of such amounts.
The primary costs to obtain contracts for new and rental unit sales with the Company's customers are commissions. The Company pays its sales force commissions on the sale of new and rental units. For new and rental unit sales, the period benefited by each commission is less than one year; therefore, the commissions are expensed as incurred.

NOTE 4 - Leases
As of March 31, 2022, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2022 (remaining)	$48,135	$16,756
2023	55,336	18,638
2024	46,826	15,717
2025	39,301	15,825
2026	28,736	13,815
Thereafter	63,915	17,416
Total lease payments	282,249	98,167
Less: interest	(40,673)	(7,474)
Present value of lease liabilities	$241,576	$90,693

Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.
The Company’s lease activity during the three months ended March 31, 2022 and 2021 was as follows:

(in thousands)	Three Months Ended March 31,
Financial Statement Line	2022	2021
Finance Lease Expense
Amortization of finance lease assets	$5,224	$4,378
Interest on obligations under finance leases	654	547
Total finance lease expense	$5,878	$4,925

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$825	$1,106
Selling, general and administrative	16,289	14,472
Lease impairment expense and other related charges	213	596
Short-term lease expense
Cost of leasing and services	9,042	6,379
Selling, general and administrative	715	552
Variable lease expense
Cost of leasing and services	1,287	1,802
Selling, general and administrative	2,169	1,838
Lease impairment expense and other related charges	50	176
Total operating lease expense	$30,590	$26,921
Lease impairment expense and other related charges relate to closed locations that are no longer used in operations as a result of consolidation activities within the Company. During the three months ended March 31, 2022, the Company recorded $0.3 million in lease impairment expense and other related charges which is comprised of closed location rent expense. During the three months ended March 31, 2021, the Company recorded $1.3 million in lease impairment expense and other related charges which is comprised of $0.5 million loss on lease exit and impairment charges and $0.8 million in closed location rent expense.
Supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 was as follows:

(in thousands)	Three Months Ended March 31,
Supplemental Cash Flow Information	2022	2021
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$17,334	$16,458
Operating cash outflows from finance leases	$636	$549
Financing cash outflows from finance leases	$5,263	$3,771

Right of use assets obtained in exchange for lease obligations	$8,810	$10,878
Assets obtained in exchange for finance leases	$7,011	$3,366

Weighted-average remaining operating lease terms and the weighted average discount rates as of March 31, 2022 and December 31, 2021 were as follows:

Lease Terms and Discount Rates	March 31, 2022	December 31, 2021
Weighted-average remaining lease term - operating leases	6.0 years	6.1 years
Weighted-average discount rate - operating leases	4.9%	5.0%
Weighted-average remaining lease term - finance leases	4.5 years	4.5 years
Weighted-average discount rate - finance leases	2.9%	2.9%

NOTE 5 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$32,600	$26,854
Finished units	7,285	5,885
Inventories	$39,885	$32,739

NOTE 6 - Rental Equipment, net
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Modular space units	$3,115,582	$3,005,195
Portable storage units	765,792	758,619
Tank and pump products	163,814	156,112
Value added products	178,994	168,419
Total rental equipment	4,224,182	4,088,345
Less: accumulated depreciation	(1,060,098)	(1,007,364)
Rental equipment, net	$3,164,084	$3,080,981

NOTE 7 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Balance at December 31, 2020	$235,828	$726,529	$65,600	$143,262	$1,171,219
Changes to Mobile Mini purchase accounting	285,000	(233,666)	—	(43,173)	8,161
Effects of movements in foreign exchange rates	221	(311)	(502)	18	(574)
Balance at December 31, 2021	521,049	492,552	65,098	100,107	1,178,806
Effects of movements in foreign exchange rates	396	(56)	(1,858)	—	(1,518)
Balance at March 31, 2022	$521,445	$492,496	$63,240	$100,107	$1,177,288
The Company had no goodwill impairment during the three months ended March 31, 2022 or the year ended December 31, 2021.

NOTE 8 - Intangibles
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	March 31, 2022
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	6.4	$209,000	$(45,277)	$163,723
Technology	4.3	1,500	(438)	1,062
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$499,500	$(45,715)	$453,785

	December 31, 2021
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	6.6	$209,000	$(38,447)	$170,553
Technology	4.5	1,500	(375)	1,125
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$499,500	$(38,822)	$460,678
Amortization expense related to intangible assets was $6.6 million and $7.0 million for the three months ended March 31, 2022 and 2021, respectively.
Based on the carrying value at March 31, 2022, future amortization of intangible assets is expected to be as follows for the years ended December 31:

(in thousands)
2022 (remaining)	$19,812
2023	26,416
2024	26,416
2025	26,416
2026	25,432
Thereafter	40,293
Total	$164,785

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	March 31, 2022	December 31, 2021
2025 Secured Notes	6.125%	2025	$518,662	$518,117
ABL Facility(a)	Varies	2025	1,708,549	1,612,783
2028 Secured Notes	4.625%	2028	492,730	492,490
Finance Leases	Varies	Varies	90,693	89,050
Total debt			2,810,634	2,712,440
Less: current portion of long-term debt			19,792	18,121
Total long-term debt			$2,790,842	$2,694,319
(a) As of both March 31, 2022 and December 31, 2021, the Company had no outstanding principal borrowings on the Multicurrency Facility (defined below) and $5.7 million and $6.2 million, respectively, of related debt issuance costs. No related debt issuance costs were recorded as a direct offset against the principal borrowings on the Multicurrency Facility, and the $5.7 million and $6.2 million in excess of principal was included in other non-current assets on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
Asset Backed Lending Facility
On July 1, 2020, certain subsidiaries of the Company entered into an asset-based credit agreement that provides for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility" together with the US Facility, the “ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros. The ABL Facility matures July 1, 2025.
Borrowings under the ABL Facility bear interest at a base rate plus an applicable margin determined quarterly by reference to the Company's excess availability for the most recently completed quarter. Effective January 7, 2022, borrowings under the ABL Facility are subject to the highest applicable margin and bear interest at (i) in the case of US Dollars, at the borrower's option, either an adjusted LIBOR rate plus 2.125% or an alternative base rate plus 1.125%, (ii) in the case of Canadian Dollars, at the borrower's option, either a Canadian BA rate plus 2.125% or Canadian prime rate plus 1.125%, (iii) in the case of Euros, the EURIBOR rate plus 2.125%, and (iv) in the case of British Pounds Sterling, the SONIA rate plus 2.125%.
At March 31, 2022, the weighted average interest rate for borrowings under the ABL Facility was 2.54%. The weighted average interest rate on the balance outstanding at March 31, 2022, as adjusted for the effects of the interest rate swap agreements was 3.16%. Refer to Note 15 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Line Cap. At March 31, 2022, the Line Cap was $2.4 billion and the Company had $646.9 million of available borrowing capacity under the ABL Facility, including $246.9 million under the US Facility and $400.0 million under the Multicurrency Facility. At March 31, 2022, borrowing capacity under the ABL Facility allowed for up to $204.9 million of letters of credit and up to $170.0 million of swingline loans. At March 31, 2022, letters of credit and bank guarantees carried fees of 2.25%. The Company had issued $15.1 million of standby letters of credit under the ABL Facility at March 31, 2022.
The Company had $1.7 billion outstanding principal under the ABL Facility at March 31, 2022. Debt issuance costs of $29.5 million were included in the carrying value of the ABL Facility at March 31, 2022.
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At March 31, 2022 and December 31, 2021, obligations under finance leases for certain real property and transportation related equipment were $90.7 million and $89.1 million, respectively. Refer to Note 4 for further information.
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments as of March 31, 2022.

NOTE 10 – Equity
Common Stock
In connection with the stock compensation vesting events and stock option exercises described in Note 14, and the warrant exercises described in Note 11, the Company issued 1,298,799 shares of Common Stock during the three months ended March 31, 2022.

Stock Repurchase Program
A share repurchase program authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. During the three months ended March 31, 2022, the Company repurchased 2,070,054 shares of Common Stock and stock equivalents for $77.4 million. As of March 31, 2022, $879.3 million of the approved repurchase pool remained available.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2021	$(25,574)	$(3,497)	$(29,071)
Other comprehensive loss before reclassifications	(4,074)	(569)	(4,643)
Reclassifications from AOCI to income	—	2,890	2,890
Balance at March 31, 2022	$(29,648)	$(1,176)	$(30,824)

	Three Months Ended March 31, 2021
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2020	$(24,694)	$(12,513)	$(37,207)
Other comprehensive loss before reclassifications	5,034	(760)	4,274
Reclassifications from AOCI to income	—	2,937	2,937
Balance at March 31, 2021	$(19,660)	$(10,336)	$(29,996)
For both the three months ended March 31, 2022 and 2021, $2.9 million, was reclassified from AOCI into interest expense in the condensed consolidated statements of operations related to the interest rate swap discussed in Note 15. Associated with these reclassifications, the Company recorded tax expense of $0.7 million for both the three months ended March 31, 2022 and 2021.

NOTE 11 – Warrants
2015 Warrants
WillScot was incorporated under the name Double Eagle Acquisition Corporation ("DEAC") on June 26, 2015. As part of its initial public offering, DEAC issued warrants (the “2015 Public Warrants”) each of which entitled the holder to purchase one-half of one share of Common Stock. As of March 31, 2022, no 2015 Public Warrants remain outstanding.
DEAC also issued warrants to purchase its Common Stock in a private placement concurrently with its initial public offering (the “2015 Private Warrants”) each of which entitled the holder to purchase one-half of one share of Common Stock. During the three months ended March 31, 2021, 630,000 of the 2015 Private Warrants were repurchased for $4.8 million and cancelled. As of March 31, 2022, no 2015 Private Warrants remain outstanding.
2018 Warrants
In connection with the Modular Space Holdings ("ModSpace") acquisition in 2018, WillScot issued warrants to purchase approximately 10.0 million shares of Common Stock (the "2018 Warrants") to former shareholders of ModSpace. Each 2018 Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.50 per share, subject to adjustment. The 2018 Warrants expire on November 29, 2022. During the three months ended March 31, 2022, 11,032 of the 2018 Warrants were repurchased for $0.2 million and cancelled. In addition, during the three months ended March 31, 2022, 929,379 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 573,483 shares of common stock. At March 31, 2022, 3,137,762 of the 2018 Warrants were outstanding.
The Company accounted for its warrants in the following ways: (i) the 2015 Public Warrants as liabilities through their final redemption in February 2020, (ii) the 2015 Private Warrants as liabilities through their final repurchase or exercise in May 2021, and (iii) the 2018 Warrants as liabilities until June 30, 2020.

NOTE 12 – Income Taxes
The Company recorded $15.7 million and $10.5 million of income tax expense for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 23.5% and 70.2%, respectively.
The effective tax rate for the three months ended March 31, 2022 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes offset by a discrete tax benefit related to employee stock vesting. The effective tax rate for the three months ended March 31, 2021 differed from the US statutory rate of 21% due to the permanent add-back related to the mark to market accounting on the Company's warrants.

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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of finance leases at March 31, 2022 approximate their respective book values.
The following table shows the carrying amounts and fair values of financial liabilities which are disclosed, but not measured, at fair value, including their levels in the fair value hierarchy:

	March 31, 2022				December 31, 2021
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facility	$1,708,549	$—	$1,738,000	$—	$1,612,783	$—	$1,644,500	$—
2025 Secured Notes	518,662	—	537,593	—	518,117	—	551,835	—
2028 Secured Notes	492,730	—	488,880	—	492,490	—	515,635	—
Total	$2,719,941	$—	$2,764,473	$—	$2,623,390	$—	$2,711,970	$—
As of March 31, 2022, the carrying values of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $29.5 million, $7.8 million, and $7.3 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2021, the carrying value of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $31.7 million, $8.4 million, and $7.5 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates. The fair value of the 2025 Secured Notes and the 2028 Secured Notes is based on their last trading price at the end of each period obtained from a third party. The classification and the fair value of derivative assets and liabilities designated as hedges in the condensed consolidated balance sheets are disclosed in Note 15.
Level 3 Disclosures
When the 2015 Private Warrants were classified as liabilities, the Company utilized a Black Scholes option-pricing model to value the warrants at each reporting period and transaction date, with changes in fair value recognized in the statements of operations. The estimated fair value of the common stock warrant liability was determined using Level 3 inputs. Inherent in the pricing model were assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The volatility assumption was based on a blend of peer group volatility and Company trading history that matched the expected remaining life of the warrants as the Company did not have a sufficient trading history as a stand-alone public company to rely exclusively on its own trading history. The risk-free interest rate was based on the US Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2021:

(in thousands)	2015 Private Warrants
Balance - December 31, 2020	$77,404
Measurement adjustment	27,056
Repurchases	(4,679)
Balance - March 31, 2021	$99,781

NOTE 14 - Stock-Based Compensation
Stock-based compensation expense includes grants of stock options, time-based restricted stock units ("Time-Based RSUs") and performance-based restricted stock units ("Performance-Based RSUs," together with Time-Based RSUs, the "RSUs"). In addition, stock-based payments to non-executive directors include grants of restricted stock awards ("RSAs"). Time-Based RSUs and RSAs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of WillScot Mobile Mini's Common Stock on the grant date. Performance-Based RSUs are valued based on a Monte Carlo simulation model to reflect the impact of the Performance-Based RSUs market condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for Performance-Based RSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.
Restricted Stock Awards
The following table summarizes the Company's RSA activity:

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	36,176	$29.30	57,448	$11.75
Balance March 31,	36,176	$29.30	57,448	$11.75
Compensation expense for RSAs recognized in SG&A expense on the condensed consolidated statements of operations was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was $0.2 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.2 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity:

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	997,451	$18.54	1,325,862	$13.46
Granted	357,639	$35.53	405,505	$27.20
Forfeited	(9,299)	$27.20	(33,238)	$13.62
Vested	(420,184)	$16.21	(344,300)	$13.31
Balance March 31,	925,607	$26.08	1,353,829	$17.61
Compensation expense for Time-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $2.2 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, unrecognized compensation cost related to Time-Based RSUs totaled $22.1 million and is expected to be recognized over the remaining weighted average vesting period of 2.9 years.

Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity:

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	1,536,394	$26.34	593,388	$14.88
Granted	745,079	$42.34	397,981	$39.10
Forfeited	(5,046)	$39.10	(10,886)	$14.70
Vested	(267,964)	$13.22	—	$—
Balance March 31,	2,008,463	$33.99	980,483	$24.70
Compensation expense for Performance-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $3.8 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, unrecognized compensation cost related to Performance-Based RSUs totaled $55.1 million and is expected to be recognized over the remaining vesting period of 2.8 years.
Certain Performance-Based RSUs cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in an index at the grant date over the performance period of three years. For 2022 grants, the TSR of the Company's Common Stock is compared to the TSR of the constituents in the S&P MidCap 400 Index. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Company's Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 200% (for performance above the 85% percentile).
Stock Options
The following tables summarize the Company's stock option activity:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31 , 2021	534,188	$13.60	1,527,643	$14.66
Exercised	—	$—	(227,258)	$14.58
Balance March 31, 2022	534,188	$13.60	1,300,385	$14.67

Fully vested and exercisable options, March 31, 2022	534,188	$13.60	1,300,385	$14.67

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31, 2020	534,188	$13.60	2,031,455	$14.78
Forfeited	—	$—	(6,240)	$12.19
Exercised	—	$—	(346,247)	$15.89
Balance March 31, 2021	534,188	$13.60	1,678,968	$14.57

Fully vested and exercisable options, March 31, 2021	400,641	$13.60	1,678,968	$—
WillScot Options
Compensation expense for stock option awards, recognized in SG&A expense on the condensed consolidated statements of operations, was $0.2 million for each of the three months ended March 31, 2022 and 2021.

NOTE 15 - Derivatives
On November 6, 2018, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL facility into fixed-rate debt. The Swap Agreement will terminate on May 29, 2022. Under the terms of the Swap Agreement, the Company receives a floating rate equal to one-month LIBOR and makes payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 0.39% and 0.11% at March 31, 2022 and December 31, 2021, respectively. The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL facility.
The location and the fair value of derivative instruments designated as hedges, at the respective balance sheet dates, were as follows:

(in thousands)	Balance Sheet Account	March 31, 2022	December 31, 2021
Cash Flow Hedges:
Interest rate swap	Accrued expenses	$2,105	$5,259
The fair value of the interest rate swap was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflected the amount that the Company would receive or pay as of March 31, 2022 and December 31, 2021, respectively, for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s combined consolidated statements of operations for the three months ended March 31,:

(in thousands)	2022	2021
Gain recognized in OCI	$3,098	$2,844
Location of gain recognized in income	Interest expense, net	Interest expense, net
Loss reclassified from AOCI into income (effective portion)	$2,890	$2,937

NOTE 16 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of March 31, 2022, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 17 - Segment Reporting
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
The Company defines EBITDA as net income (loss) plus interest (income) expense, income tax (benefit) expense, depreciation and amortization. The Company reflects the further adjustments to EBITDA (“Adjusted EBITDA”) to exclude certain non-cash items and the effect of what the Company considers transactions or events not related to its core and ongoing business operations. In addition, the Chief Operating Decision Maker ("CODM") evaluates business segment performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated net income to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company. The Company also regularly evaluates gross profit by segment to assist in the assessment of its operational performance. The Company considers Adjusted EBITDA to be the more important metric because it more fully captures the business performance of the segments, inclusive of indirect costs.

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31, 2022
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$232,978	$118,581	$20,571	$21,062		$393,192
Delivery and installation	55,634	29,904	6,467	8,326		100,331
Sales revenue:
New units	4,845	942	128	682		6,597
Rental units	6,229	2,057	274	214		8,774
Total revenues	299,686	151,484	27,440	30,284		508,894

Costs:
Cost of leasing and services:
Leasing	63,989	16,346	4,237	4,306		88,878
Delivery and installation	49,054	21,526	3,923	7,012		81,515
Cost of sales:
New units	3,257	498	64	507		4,326
Rental units	3,538	1,353	157	96		5,144
Depreciation of rental equipment	50,917	6,631	1,138	3,530		62,216
Gross profit	$128,931	$105,130	$17,921	$14,833		$266,815
Other selected data:
Adjusted EBITDA	$103,948	$63,825	$12,544	$11,506	$—	$191,823
Selling, general and administrative expense	$77,520	$47,938	$6,514	$6,857	$11,381	$150,210
Purchases of rental equipment and refurbishments	$57,577	$20,171	$9,615	$7,873	$—	$95,236

	Three Months Ended March 31, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$199,608	$80,351	$18,721	$16,982		$315,662
Delivery and installation	48,680	21,365	6,750	6,709		83,504
Sales revenue:
New units	7,460	2,184	871	440		10,955
Rental units	10,476	3,848	665	213		15,202
Total revenues	266,224	107,748	27,007	24,344		425,323

Costs:
Cost of leasing and services:
Leasing	51,075	10,733	4,296	3,791		69,895
Delivery and installation	44,705	15,740	4,091	5,600		70,136
Cost of sales:
New units	4,874	1,341	589	305		7,109
Rental units	5,848	2,522	624	111		9,105
Depreciation of rental equipment	46,720	4,793	914	3,271		55,698
Gross profit	$113,002	$72,619	$16,493	$11,266		$213,380
Other selected data:
Adjusted EBITDA	$97,371	$46,322	$11,064	$8,828	$—	$163,585
Selling, general and administrative expense	$62,350	$31,089	$6,343	$5,710	$11,837	$117,329
Purchases of rental equipment and refurbishments	$39,135	$3,472	$6,770	$3,158	$—	$52,535

The following table presents a reconciliation of the Company’s Net income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$51,171	$4,447
Income tax expense	15,748	10,481
Loss on extinguishment of debt	—	3,185
Fair value loss on common stock warrant liabilities	—	27,207
Interest expense	30,990	29,964
Depreciation and amortization	81,820	74,022
Currency losses, net	138	36
Restructuring costs, lease impairment expense and other related charges	263	4,395
Transaction costs	20	844
Integration costs	4,087	7,342
Stock compensation expense	6,395	3,514
Other	1,191	(1,852)
Adjusted EBITDA	$191,823	$163,585
Included in restructuring costs for the three months ended March 31, 2021 was expense of approximately $1.4 million recognized as a result of the modification of certain equity awards associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's former President and Chief Operating Officer.

NOTE 18 - Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation:

	Three Months Ended
	March 31
(in thousands)	2022	2021
Weighted average Common Shares outstanding - basic	223,491	228,293
Dilutive effect of shares outstanding
Warrants	1,889	3,927
RSAs	27	51
Time-based RSUs	483	645
Performance-based RSUs	1,819	737
Stock Options	1,246	1,067
Weighted average Common Shares outstanding - dilutive	228,956	234,720
For the three months ended March 31, 2022, 555,790 shares of Performance-Based RSUs were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three months ended March 31, 2021, warrants representing 3,513,763 shares of Common Stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

NOTE 19 - Related Parties
Related party balances included in the Company’s condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, consisted of the following:

(in thousands)	Financial Statement Line Item	March 31, 2022	December 31, 2021
Receivables due from affiliates	Trade receivables, net of allowances for credit losses	$50	$10
Amounts due to affiliates	Accrued expenses	(111)	(49)
Total related party liabilities, net		$(61)	$(39)
Related party transactions included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively, consisted of the following:

		Three Months Ended March 31,
(in thousands)	Financial Statement Line Item	2022	2021
Leasing revenue from related parties	Leasing revenue	$212	$106
Consulting expense to related party (a)	SG&A expense	(138)	(1,901)
Total related party expense, net		$74	$(1,795)
(a) Two of the Company's directors also serve on the Board of Directors of a consulting firm from which the Company incurs professional fees.
The Company purchased rental equipment from former related party affiliates for $1.8 million for the three months ended March 31, 2021.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three months ended March 31, 2022 or prior periods.
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

Executive Summary and Outlook
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, Mexico and the United Kingdom ("UK"). We are also a leading provider of specialty containment solutions in the US with approximately 13,200 tank and pump units in our fleet. As of March 31, 2022, our branch network included approximately 280 branch locations and additional drop lots to service over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 162,000 modular space units and over 214,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. Furthermore, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our modular space and portable storage lease portfolio, excluding seasonal portable storage units, is nearly 31 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions, and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets, as we did in 2020 and 2021 to service emerging demand in the healthcare and government sectors related to COVID-19, as well as expanded space requirements related to social distancing. We track several market leading indicators in order to predict demand, including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 46% and 41% of our revenues, respectively, for the three months ended March 31, 2022.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.
Significant Developments
Asset Acquisitions
During the first quarter of 2022, we acquired certain assets and liabilities, which consisted primarily of approximately 400 blast resistant modular units. When combined with other recent acquisitions over the past three quarters, we have acquired assets and liabilities from eight regional and local storage and modular companies, consisting primarily of 15,700 storage units and 6,200 modular units.
Share and Warrant Repurchases
During the three months ended March 31, 2022, we repurchased and cancelled 11,032 of the 2018 Warrants for $0.2 million. In addition, during the three months ended March 31, 2022, 929,379 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 573,483 shares of common stock. At March 31, 2022, 3,137,762 of the 2018 Warrants were outstanding.

During the three months ended March 31, 2022, we repurchased a total of 2,070,054 shares of Common Stock and stock equivalents for $77.4 million, including the repurchased warrants. As of March 31, 2022, we had $879.3 million remaining of a $1 billion share repurchase authorization under our stock repurchase program. Given the predictability of our free cash flow, we believe that repurchases will be a reoccurring capital allocation priority.
First Quarter Highlights
For the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 unless otherwise noted, key drivers of our financial performance included:
•Total revenues increased by $83.6 million, or 19.7%, attributable to organic revenue growth levers in the business and due to the impact of acquisitions. Leasing revenue increased $77.5 million, or 24.5%, and delivery and installation revenue increased $16.8 million, or 20.1%. These increases were offset by decreased sales; rental unit sales decreased $6.4 million, or 42.1%, and new unit sales revenue decreased $4.4 million, or 40.0%. We estimate that recent acquisitions contributed approximately $12.0 million to total revenues for three months ended March 31, 2022.
Key leasing revenue drivers include:
–Average portable storage units on rent increased 34,877 units, or 24.0%, and average modular space units on rent increased 1,670 units, or 1.5%. Approximately 50% of the increase in total average units on rent was driven by increases in organic delivery activity and lower return activity during 2021 and into the first quarter of 2022 as economic activity rebounded versus 2020 and the other 50% was driven by units on rent acquired as a result of recent acquisitions.
–Average modular space monthly rental rate increased $123, or 18.1%, to $802 driven by strong pricing performance across all relevant segments. Average modular space monthly rental rates increased by $147, or 19.9%, in the NA Modular segment, by $59, or 11.0%, in the NA Storage segment, and by $24, or 5.9% in the UK Storage segment.
–Average portable storage monthly rental rate increased $20, or 14.8%, to $155 driven by increased pricing as a result of our price management tools and processes, further supported by tight supply on portable storage containers in the markets in which we operate.
–Average utilization for portable storage units increased to 84.0% from 74.4% for the same period in 2021 driven by increased demand in 2022 as compared to the same period in 2021. Average utilization for modular space units decreased 140 basis points ("bps") to 68.9%.
•NA Modular segment revenue, which represents 58.9% of consolidated revenue for the three months ended March 31, 2022, increased $33.5 million, or 12.6%, to $299.7 million. The increase was driven by our core leasing revenue, which grew $33.4 million, or 16.7%, due to continued growth of pricing and value added products. Delivery and installation revenues increased $6.9 million, or 14.2%, driven by increased pricing on new deliveries and returns as compared to 2021. The increases to leasing revenue and delivery and installation revenues were partially offset by declines in revenues for portable storage units as the result of transitioning the majority of the portable storage product business within the NA Modular segment to the NA Storage segment. Rental unit sales decreased $4.2 million, or 40.4%, and new unit sales decreased $2.7 million, or 36.0%. NA Modular revenue drivers for the three months ended March 31, 2022 included:
–Modular space average monthly rental rate of $884, increased 19.9% year over year representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
–Average modular space units on rent increased 212, or 0.3%, year over year driven primarily by units on rent acquired as a result of recent acquisitions. Sequentially from December 31, 2021, modular space units on rent increased by approximately 1,800 units, or 2.1%. Excluding units acquired from acquisitions during the quarter, sequential modular space units on rent from December 31, 2021 increased by approximately 1,400 units, or 1.7%.
–Average modular space monthly utilization decreased 60 bps to 67.0% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Sequentially from the fourth quarter 2021, average modular utilization decreased 50 bps, however end of period utilization increased over 100 bps from December 31, 2021 to March 31, 2022.
•NA Storage segment revenue, which represents 29.8% of consolidated revenue for the three months ended March 31, 2022, increased $43.7 million, or 40.5%, to $151.5 million. The increase was driven by our core leasing revenue, which grew $38.2 million, or 47.5%, due to increased units on rent driven by significant increases in delivery activity during 2021 and into the first quarter of 2022 as economic activity rebounded versus 2020, recent acquisition activity, and increased pricing. Delivery and installation revenues increased $8.5 million, or 39.7%, driven by increased demand for new project deliveries, and by increased pricing on new deliveries and returns as compared to 2021. The increases to leasing revenue and delivery and installation revenues in the NA Storage segment were also impacted as the result of transitioning the majority of the portable storage product business within the NA Modular segment to the NA Storage segment. Rental unit sales decreased $1.7 million, or 44.7%, and new unit sales decreased $1.3 million, or 59.1%.
NA Storage revenue drivers for the three months ended March 31, 2022 included:
•Portable storage average monthly rental rate of $166, increased 12.2% year over year as a result of our price management tools and processes, further supported by tight supply on portable storage containers in the markets in which we operate. Modular space average monthly rental rate of $594, increased 11.0% year over year as a result of price optimization and early benefits from increased VAPS penetration opportunities.
•Average portable storage units on rent increased 46,516, or 44.0%, year over year. Increases in organic activity in 2021 and the first quarter of 2022 drove an increase to average portable storage units on rent of approximately 18% or 19,000 units on rent. Of the remaining increase, approximately 15,500 units on rent was driven by units acquired from recent acquisitions, and approximately 12,000 units on rent was driven by transitioning the portable storage product business within the NA Modular segment to the NA Storage segment, which occurred in the third quarter of 2021. Combined, average portable storage units on rent for the NA Storage and NA Modular segments increased approximately 32,076 units, or 26.6%. Average modular space units on rent increased 2,120, or 12.9% year over year driven by increases in organic delivery activity as well as due to units on rent acquired.
•Average portable storage monthly utilization increased 930 bps to 83.2% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Average modular space monthly utilization decreased 310 bps to 76.3% for three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
•Generated consolidated net income of $51.2 million for the three months ended March 31, 2022 representing an increase of $46.7 million versus the three months ended March 31, 2021, and included $4.4 million of discrete costs expensed in the period related to integration activities. Discrete costs in the period included $4.1 million of integration costs and $0.3 million of restructuring costs, lease impairment expense and other related charges. Net Income Excluding Gain/Loss from Warrants of $51.2 million three months ended March 31, 2022 represented an increase of $19.5 million, or 61.5% as compared to the three months ended March 31, 2021.
•Generated Adjusted EBITDA of $191.8 million for the three months ended March 31, 2022, representing an increase of $28.2 million, or 17.2%, as compared to the same period in 2021. This increase was driven primarily by increased leasing gross profit.
▪Consolidated Adjusted EBITDA Margin was 37.7% in the first quarter of 2022 and decreased 80 bps versus prior year driven by increased variable costs as a result of higher activity levels in the current quarter and inflationary pressures across many of our cost categories.
•Generated Free Cash Flow of $54.6 million for the three months ended March 31, 2022 representing a decrease of $36.6 million as compared to the same period in 2021. Net cash provided by operating activities increased $23.4 million to $145.5 million. Net cash used in investing activities increased by $117.5 million to $148.4 million to support increases in delivery activity during 2022 as economic activity rebounded versus 2021, to support unit on rent growth and to support a 2022 acquisition.
•Returned $77.4 million to shareholders through stock and warrant repurchases and closed one acquisition totaling approximately 400 modular units for $57.5 million in cash during the three months ended March 31, 2022. The predictability of our free cash flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, continuing our deleveraging trajectory, opportunistically executing accretive acquisitions, and returning capital to shareholders.

Consolidated Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 are presented below.

	Three Months Ended March 31,		2022 vs. 2021 $ Change
(in thousands)	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$393,192	$315,662	$77,530
Delivery and installation	100,331	83,504	16,827
Sales revenue:
New units	6,597	10,955	(4,358)
Rental units	8,774	15,202	(6,428)
Total revenues	508,894	425,323	83,571
Costs:
Costs of leasing and services:
Leasing	88,878	69,895	18,983
Delivery and installation	81,515	70,136	11,379
Costs of sales:
New units	4,326	7,109	(2,783)
Rental units	5,144	9,105	(3,961)
Depreciation of rental equipment	62,216	55,698	6,518
Gross profit	266,815	213,380	53,435
Expenses:
Selling, general and administrative	150,210	117,329	32,881
Other depreciation and amortization	19,604	18,324	1,280
Lease impairment expense and other related charges	263	1,253	(990)
Restructuring costs	—	3,142	(3,142)
Currency losses, net	138	36	102
Other income, net	(1,309)	(1,988)	679
Operating income	97,909	75,284	22,625
Interest expense	30,990	29,964	1,026
Fair value loss on common stock warrant liabilities	—	27,207	(27,207)
Loss on extinguishment of debt	—	3,185	(3,185)
Income before income tax	66,919	14,928	51,991
Income tax expense	15,748	10,481	5,267
Net income	$51,171	$4,447	$46,724
Comparison of Three Months Ended March 31, 2022 and 2021
Revenue: Total revenue increased $83.6 million, or 19.7%, to $508.9 million for the three months ended March 31, 2022 from $425.3 million for the three months ended March 31, 2021. Leasing revenue increased $77.5 million, or 24.5%, as compared to the same period in 2021 driven by improved pricing and value added products, and an increase of 34,877 average portable storage units on rent driven by significant increases in delivery activity during 2021 and into the first quarter of 2022 as economic activity rebounded versus 2020 and recent acquisition activity. Delivery and installation revenues increased $16.8 million, or 20.1%, due to increased overall activity across all of our segments. Rental unit sales decreased $6.4 million, or 42.1%, and new unit sales decreased $4.4 million, or 40.0%. We estimate that recent acquisitions contributed approximately $12.0 million to total revenues for three months ended March 31, 2022.
Total average units on rent for the three months ended March 31, 2022 and 2021 were 292,256 and 255,709, respectively, representing an increase of 36,547, or 14.3%. Portable storage average units on rent increased by 34,877 units, or 24.0%, for the three months ended March 31, 2022 driven by strong demand. The average portable storage unit utilization rate during the three months ended March 31, 2022 was 84.0%, as compared to 74.4% during the same period in 2021. Modular space average units on rent increased 1,670 units, or 1.5%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 driven primarily by acquisitions. The average modular space unit utilization rate during the three months ended March 31, 2022 was 68.9%, as compared to 70.3% during the same period in 2021. In total, approximately 50% of the increase in total average units on rent was driven by increases in organic delivery activity and lower return activity during 2021 and into the first quarter of 2022 and the other 50% of the growth was driven by units on rent acquired as a result of recent acquisitions.
Modular space average monthly rental rates increased 18.1% to $802 for the three months ended March 31, 2022. Improved pricing was achieved across all relevant segments. Average modular space monthly rental rates increased by $147, or 19.9%, to $884 in the NA Modular segment, by $59, or 11.0%, in the NA Storage segment, and by $24, or 5.9% in the UK Storage segment. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our NA Modular segment as well as by some early application of these same price management tools and processes across the NA Storage and UK Storage segments. NA Storage also is beginning to see early benefits from increased VAPS penetration opportunities.
Average portable storage monthly rental rates increased 14.8% to $155 for the three months ended March 31, 2022 driven by our price management tools and processes, further supported by tight supply on portable storage containers in the markets in which we operate.
Gross Profit: Our gross profit percentage was 52.4% and 50.2% for the three months ended March 31, 2022 and 2021, respectively. Our gross profit percentage, excluding the effects of depreciation, was 64.7% and 63.3% for the three months ended March 31, 2022 and 2021, respectively.
Gross profit increased $53.5 million, or 25.1%, to $266.8 million for the three months ended March 31, 2022 from $213.4 million for the three months ended March 31, 2021. The increase in gross profit is a result of a $58.5 million increase in leasing gross profit and increased delivery and installation gross profit of $5.4 million, partially offset by decreased new and rental unit sale margins of $4.0 million. Increases were primarily a result of increased revenues due to favorable average monthly rental rates across both portable storage and modular space units, as well as due to increased units on rent, partially offset by increased variable costs during the period as a result of higher activity levels in the current year quarter and inflationary pressures across many of our cost categories. Depreciation increased $6.5 million as a result of capital investments made over the past twelve months in our existing rental equipment, including the impact of recent acquisitions.
SG&A: Selling, general and administrative ("SG&A") expense increased $32.9 million, or 28.0%, to $150.2 million for the three months ended March 31, 2022, compared to $117.3 million for the three months ended March 31, 2021. Employee costs excluding stock compensation increased $19.6 million, or 33.9%, driven by recent investments in new roles to fund both organic and inorganic growth, and increased variable compensation as a result of the growth achieved. Integration costs decreased $3.2 million to $4.1 million for the three months ended March 31, 2022, compared to $7.3 million for the three months ended March 31, 2021, and stock compensation expense increased $2.9 million to $6.4 million for the three months ended March 31, 2022, compared to $3.5 million for the three months ended March 31, 2021. The remaining increases were driven primarily by occupancy and office costs, legal and professional fees, travel expenses, and marketing cost increases.
Other Depreciation and Amortization: Other depreciation and amortization increased $1.3 million to $19.6 million for the three months ended March 31, 2022 compared to $18.3 million for the three months ended March 31, 2021. The increase was driven by increased depreciation as a result of our 2021 investments in our enterprise resource planning system and other infrastructure investments across our branch network.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges was $0.3 million for the three months ended March 31, 2022 as compared to $1.3 million for the three months ended March 31, 2021. The decrease resulted from fewer closed locations during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Restructuring Costs: Restructuring costs were $3.1 million for the three months ended March 31, 2021 primarily driven by employee termination costs resulting from the elimination of positions due to the Merger.
Currency Losses, net: Currency losses, net changed by $0.1 million to a $0.1 million loss for the three months ended March 31, 2022 from $0 for the three months ended March 31, 2021. This change was primarily attributable to the impact of foreign currency exchanges rate changes on intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.
Other Income, net: Other income, net was $1.3 million for the three months ended March 31, 2022 compared to $2.0 million for the three months ended March 31, 2021. Other income, net of $1.3 million for the three months ended March 31, 2022 is primarily related to gains incurred related to Hurricane Ida in the Gulf Coast area of the United States, and other income, net of $2.0 million for the three months ended March 31, 2021 was primarily the result of gains recorded on the sale of real estate during the period.
Interest Expense: Interest expense increased $1.0 million, or 3.3%, to $31.0 million for the three months ended March 31, 2022 from $30.0 million for the three months ended March 31, 2021. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.

Fair Value Loss on Common Stock Warrant Liabilities: The fair value loss on common stock warrant liabilities was $27.2 million for the three months ended March 31, 2021, primarily due to the change in estimated fair value of common stock warrant liabilities. At March 31, 2022, no 2015 Public or Private Warrants were outstanding, and as a result, there was no fair value loss on common stock warrant liabilities recorded for the three months ended March 31, 2022.
Loss on Extinguishment of Debt: During the three months ended March 31, 2021, using cash on hand and borrowings on the ABL Facility, the Company redeemed 10% of the outstanding principal, $65.0 million, of its 2025 Secured Notes and recorded a loss on extinguishment of debt of $3.2 million comprised of a redemption premium of $1.9 million and write off of unamortized deferred financing fees of $1.3 million.
Income Tax Expense: Income tax expense increased $5.2 million to $15.7 million for the three months ended March 31, 2022 compared to $10.5 million for the three months ended March 31, 2021. The increase in expense was driven by the pre-tax income increase for the three months ended March 31, 2022.

Business Segment Results
The Company operates in four reportable segments as follows: NA Modular, NA Storage, UK Storage and Tank and Pump. NA Modular represents the activities of the North American modular business. NA Storage represents the activities of the North American portable storage business. UK Storage represents the results of all modular and portable storage operations in the UK. Tank and Pump represents the results of all operations for Tank and Pump services. During the third quarter of 2021, the majority of the portable storage product business within the NA Modular segment was transitioned to the NA Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were transferred to the NA Storage segment, representing a shift of approximately $5.0 million of revenue and gross margin per quarter from the NA Modular segment to the NA Storage segment. This adjustment was not made to the historical segment results of prior periods, given its relative immateriality.
The following tables and discussion summarize our reportable segment financial information for the three months ended March 31, 2022 and 2021.

Comparison of Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$299,686	$151,484	$27,440	$30,284	$508,894
Gross profit	$128,931	$105,130	$17,921	$14,833	$266,815
Adjusted EBITDA	$103,948	$63,825	$12,544	$11,506	$191,823
Capital expenditures for rental equipment	$57,577	$20,171	$9,615	$7,873	$95,236
Average modular space units on rent	85,007	18,559	8,453	—	112,019
Average modular space utilization rate	67.0%	76.3%	73.7%	—%	68.9%
Average modular space monthly rental rate	$884	$594	$428	$—	$802
Average portable storage units on rent	463	152,326	27,448	—	180,237
Average portable storage utilization rate	52.6%	83.2%	89.8%	—%	84.0%
Average portable storage monthly rental rate	$160	$166	$94	$—	$155
Average tank and pump solutions rental fleet utilization based on original equipment cost	N/A	N/A	N/A	75.8%	75.8%

	Three Months Ended March 31, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$266,224	$107,748	$27,007	$24,344	$425,323
Gross profit	$113,002	$72,619	$16,493	$11,266	$213,380
Adjusted EBITDA	$97,371	$46,322	$11,064	$8,828	$163,585
Capital expenditures for rental equipment	$39,135	$3,472	$6,770	$3,158	$52,535
Average modular space units on rent	84,795	16,439	9,115	—	110,349
Average modular space utilization rate	67.6%	79.4%	83.8%	—%	70.3%
Average modular space monthly rental rate	$737	$535	$404	$—	$679
Average portable storage units on rent	14,903	105,810	24,647	—	145,360
Average portable storage utilization rate	60.3%	73.9%	89.2%	—%	74.4%
Average portable storage monthly rental rate	$124	$148	$82	$—	$135
Average tank and pump solutions rental fleet utilization based on original equipment cost	N/A	N/A	N/A	67.4%	67.4%
NA Modular
Revenue: Total revenue increased $33.5 million, or 12.6%, to $299.7 million for the three months ended March 31, 2022 from $266.2 million for the three months ended March 31, 2021. The increase was primarily the result of a $33.4 million, or 16.7%, increase in leasing revenue, and a $6.9 million, or 14.2% increase in modular delivery and installation revenue. The increases to leasing revenue and delivery and installation revenues were partially offset by a decrease of $4.2 million, or 40.4%, in rental unit sales revenue and a $2.7 million, or 36.0%, decrease in new unit sales. Average modular space monthly rental rates increased 19.9% for the three months ended March 31, 2022 to $884 driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Average modular space units on rent increased by 212 units, or 0.3%, year over year.
Gross Profit: Gross profit increased $15.9 million, or 14.1%, to $128.9 million for the three months ended March 31, 2022 from $113.0 million for the three months ended March 31, 2021. The increase in gross profit was driven by higher leasing gross profit, which increased $20.5 million, or 13.8%, driven from improved pricing including VAPS. The increase in gross profit from leasing for the three months ended March 31, 2022 was further complemented by a $2.5 million increase in delivery and installation gross profit. These increases were partially offset by a $2.0 million decrease in rental unit sales gross profit, a $1.1 million decrease in new unit sales gross profit, and a $4.2 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment and additional depreciation from recent acquisitions.
Adjusted EBITDA: Adjusted EBITDA increased $6.5 million, or 6.7%, to $103.9 million for the three months ended March 31, 2022 from $97.4 million for the three months ended March 31, 2021. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $15.1 million, or 24.2%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 driven primarily by increased costs for personnel, including commissions and other variable compensation, the return of more normal travel expenses, and increased subscription and professional fees.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $18.5 million, or 47.3%, to $57.6 million for the three months ended March 31, 2022 from $39.1 million for the three months ended March 31, 2021. Net CAPEX increased $29.3 million, or 160.1%, to $47.6 million. These increases were driven by increased refurbishments and VAPS purchases as well as by an $11.8 million reduction in proceeds from the sale of property, plant and equipment primarily related to real estate sales that occurred during the three months ended March 31, 2021.
NA Storage
Revenue: Total revenue increased $43.7 million, or 40.5%, to $151.5 million for the three months ended March 31, 2022 from $107.8 million for the three months ended March 31, 2021. Leasing revenues increased $38.2 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 12.9% and average modular space monthly rental rates increased 11.0% year-over-year driven primarily by increased pricing on new deliveries. Portable storage units on rent increased 46,516, or 44.0%, driven by increased organic economic activity (approximately 19,000 units on rent increase), acquisitions (approximately 15,500 units on rent increase), and due to the transfer of approximately 12,000 portable storage units on rent from the NA Modular segment, which occurred in the third quarter of 2021. Combined, average portable storage units on rent for the NA Storage and NA Modular segments increased approximately 32,076 units, or 26.6%. Average portable storage monthly rental rates increased 12.2% year-over-year also as a result of increased pricing on new deliveries. Delivery and installation revenues increased $8.5 million year-over-year driven by the increase in overall volumes. Sales revenues decreased $3.0 million compared to the prior-year quarter.

Gross Profit: Gross profit increased by $32.5 million, or 44.8%, to $105.1 million for the three months ended March 31, 2022 compared to $72.6 million for the three months ended March 31, 2021. Gross profit on leasing activity increased by $32.7 million year-over-year driven both by increased volume and pricing as described above. For delivery and installation, gross profit increased $2.8 million. Sales gross profit decreased by $1.1 million to $1.1 million.
Adjusted EBITDA: Adjusted EBITDA increased $17.5 million, or 37.8%, to $63.8 million for the three months ended March 31, 2022 from $46.3 million for the three months ended March 31, 2021 and the margin contracted to 42.1% from 43.0%. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. Excluding acquisition costs and stock-based compensation, SG&A increased $16.8 million in this segment. The increase was comprised of increased costs for personnel, including commissions and other variable compensation to support increased commercial activity, the return of more normal travel expenses, and increased subscription and professional fees.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $16.7 million, or 477.1%, to $20.2 million for the three months ended March 31, 2022 from $3.5 million for the three months ended March 31, 2021. Net CAPEX increased $19.3 million, or 393.9%, to $24.2 million. These increases were driven primarily by increased purchases of portable storage containers during the period to support organic growth, as well as by reduced proceeds from sales of rental fleet given high utilization.
UK Storage
Revenue: Total revenue increased $0.4 million, or 1.5%, to $27.4 million for the three months ended March 31, 2022 from $27.0 million for the three months ended March 31, 2021. In local currency total revenues increased 4.5%. Leasing revenues increased $1.9 million in the current quarter compared to the prior-year quarter. Modular space average units on rent decreased 7.3%, while portable storage units on rent increased 11.4%. Average monthly rental rates for modular space units and portable storage units increased 5.9% and 14.6% year-over-year, respectively, including the impacts of currency fluctuations. Delivery and installation revenues decreased $0.3 million year-over-year. Sales revenues decreased $1.2 million compared to the prior-year quarter.
Gross Profit: Gross profit increased $1.4 million, or 8.5%, for the three months ended March 31, 2022 to $17.9 million from $16.5 million for the three months ended March 31, 2021. In local currency, gross profit increased 11.7%. This increase was driven by rental rate growth and strategic cost management.
Adjusted EBITDA: Adjusted EBITDA increased $1.4 million, or 12.6%, to $12.5 million for three months ended March 31, 2022 from $11.1 million for the three months ended March 31, 2021 and the margin expanded to 45.7% from 41.0%. The increase results primarily from the favorable gross profit discussed above, partially offset by increased SG&A of $0.2 million driven by increased costs for personnel, including commissions and other variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $2.8 million, or 41.2%, to $9.6 million for the three months ended March 31, 2022 from $6.8 million for the three months ended March 31, 2021. Net CAPEX increased $6.8 million, or 147.8%, to $11.4 million. These increases were driven primarily by increased purchases of portable storage containers during the period to support organic growth, as well as by reduced proceeds from sales of rental fleet given high utilization.
Tank & Pump
Revenue: Total revenue increased $6.0 million, or 24.7%, to $30.3 million for the three months ended March 31, 2022 from $24.3 million for the three months ended March 31, 2021. These increases were driven by increased average original rental cost ("OEC") rental fleet utilization, which increased 840 bps to 75.8% for the three months ended March 31, 2022 from 67.4% for the three months ended March 31, 2021.
Gross Profit: Gross profit increased $3.5 million, or 31.0%, for the three months ended March 31, 2022 to $14.8 million from $11.3 million for the three months ended March 31, 2021. This increase was driven by increased gross profit for leasing activity, which increased $3.6 million driven by the increased revenue as discussed above.
Adjusted EBITDA: Adjusted EBITDA increased $2.7 million, or 30.7%, to $11.5 million for the three months ended March 31, 2022 from $8.8 million for the three months ended March 31, 2021 and the margin expanded to 38.0% from 36.3%. The increase in Adjusted EBITDA was driven by the increased gross profit discussed above, partially offset by a $1.2 million increase in SG&A expense driven primarily by increased personnel costs, including commissions and other variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $4.7 million, or 146.9%, to $7.9 million for the three months ended March 31, 2022 from $3.2 million for the three months ended March 31, 2021. Net CAPEX increased $4.6 million, or 143.8%, to $7.8 million. These increases were driven primarily by increased purchases of rental fleet during the period to support organic growth given high utilization, as well as by reduced proceeds from sales of rental fleet given high utilization.

Reconciliation of Non-GAAP Financial Measures
In addition to using GAAP financial measurements, we use certain non-GAAP financial measures to evaluate our operating results. As such, we include in this Quarterly Report on Form 10-Q reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures. Set forth below are definitions and reconciliations to the nearest comparable GAAP measure of certain non-GAAP financial measures used in this Quarterly Report on Form 10-Q along with descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures. Each of these non-GAAP financial measures has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for analysis of, results reported under GAAP. Our measurements of these metrics may not be comparable to similarly titled measures of other companies.
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
Our Chief Operating Decision Maker ("CODM") evaluates business segment performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated net income to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company and captures the business performance of the segments, inclusive of indirect costs.
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

The following table provides unaudited reconciliations of Net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net income	$51,171	$4,447
Income tax expense	15,748	10,481
Loss on extinguishment of debt	—	3,185
Fair value loss on common stock warrant liabilities	—	27,207
Interest expense	30,990	29,964
Depreciation and amortization	81,820	74,022
Currency losses, net	138	36
Restructuring costs, lease impairment expense and other related charges	263	4,395
Transaction costs	20	844
Integration costs	4,087	7,342
Stock compensation expense	6,395	3,514
Other	1,191	(1,852)
Adjusted EBITDA	$191,823	$163,585

Net Income Excluding Gain/Loss from Warrants
We define Net Income Excluding Gain/Loss from Warrants as net income plus or minus the impact of the change in the fair value of the common stock warrant liability. Management believes that the presentation of our financial statements excluding the impact of the mark-to-market adjustment provides useful information regarding our results of operations and assists in the review of our actual operating performance. The following table provides unaudited reconciliations of Net income to Net Income Excluding Gain/Loss from Warrants:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$51,171	$4,447
Fair value loss on common stock warrant liabilities	—	27,207
Net Income Excluding Gain/Loss from Warrants	$51,171	$31,654

Adjusted Gross Profit and Adjusted Gross Profit Percentage
We define Adjusted Gross Profit as gross profit plus depreciation on rental equipment. Adjusted Gross Profit Percentage is defined as Adjusted Gross Profit divided by revenue. Adjusted Gross Profit and Adjusted Gross Profit Percentage are not measurements of our financial performance under GAAP and should not be considered as an alternative to gross profit, gross profit percentage, or other performance measures derived in accordance with GAAP. In addition, our measurement of Adjusted Gross Profit and Adjusted Gross Profit Percentage may not be comparable to similarly titled measures of other companies. Management believes that the presentation of Adjusted Gross Profit and Adjusted Gross Profit Percentage provides useful information to investors regarding our results of operations and assists in analyzing the performance of our business.

The following table provides unaudited reconciliations of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Revenue (A)	$508,894	$425,323

Gross profit (B)	$266,815	$213,380
Depreciation of rental equipment	62,216	55,698
Adjusted Gross Profit (C)	$329,031	$269,078

Gross Profit Percentage (B/A)	52.4%	50.2%
Adjusted Gross Profit Percentage (C/A)	64.7%	63.3%
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

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Total purchases of rental equipment and refurbishments	$(95,236)	$(52,535)
Total proceeds from sale of rental equipment	14,554	15,202
Net CAPEX for Rental Equipment	(80,682)	(37,333)
Purchase of property, plant and equipment	(10,481)	(7,307)
Proceeds from sale of property, plant and equipment	260	13,729
Net CAPEX	$(90,903)	$(30,911)

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
We have consistently accessed the debt and equity capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. We believe we have ample liquidity in the ABL Facility and are generating substantial free cash flow, which together support both organic operations and other capital allocation priorities as they arise.
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

Our revolving credit facility provides an aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion (the “US Facility”), and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility") together with the US Facility (collectively, the “ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros. Borrowing availability under the ABL Facility is equal to the lesser of $2.4 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool. At March 31, 2022, we had $646.9 million of available borrowing capacity under the ABL Facility.
Cash Flow Comparison of the Three Months Ended March 31, 2022 and 2021
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets. The following summarizes our change in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash from operating activities	$145,527	$122,071
Net cash from investing activities	(148,360)	(30,911)
Net cash from financing activities	1,586	(89,220)
Effect of exchange rate changes on cash and cash equivalents	(131)	57
Net change in cash and cash equivalents	$(1,378)	$1,997
Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2022 was $145.5 million as compared to $122.1 million for the three months ended March 31, 2021, an increase of $23.4 million. The increase was due to an increase of $34.2 million of net income, adjusted for non-cash items, partially offset by a decrease of $11.7 million in the net movements of the operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2022 was $148.4 million as compared to $30.9 million for the three months ended March 31, 2021, an increase of $117.5 million. The increase in cash used in investing activities was driven by a $57.5 million increase in cash used in an acquisition, a $42.7 million increase in cash used for the purchase of rental equipment and refurbishments, and a $3.2 million increase in cash used for the purchase of property, plant and equipment, a $0.6 million decrease in proceeds from the sale of rental equipment and a $13.5 million decrease in proceeds from sale of property, plant and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2022 was $1.6 million as compared to $89.2 million cash used in financing activities for the three months ended March 31, 2021, an increase of $90.8 million. The increase is primarily due to a decrease of $107.1 million in repayment of borrowings, partially offset by a $9.5 million decrease in receipts from borrowing.
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

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$145,527	$122,071
Purchase of rental equipment and refurbishments	(95,236)	(52,535)
Proceeds from sale of rental equipment	14,554	15,202
Purchase of property, plant and equipment	(10,481)	(7,307)
Proceeds from the sale of property, plant and equipment	260	13,729
Free Cash Flow	$54,624	$91,160
Free Cash Flow for the three months ended March 31, 2022 was an inflow of $54.6 million as compared to an inflow of $91.2 million for the three months ended March 31, 2021, a decrease in Free Cash Flow of $36.6 million. Free Cash Flow decreased year over year principally as a result of a $42.7 million increase in cash used in the purchase of rental equipment and refurbishments, a $13.4 million decrease in the proceeds from the sale of property, plant and equipment and a $0.6 million decrease in the proceeds from the sale of rental equipment. These were partially offset by a $23.4 million increase in cash provided by operating activities driven by increased profitability in the business. The $145.5 million in cash provided by operating activities for the three months ended March 31, 2022 was returned to shareholders through stock and warrant repurchases and cancellations and reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments, as well as inorganic growth through mergers and acquisitions.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes, and finance leases, totaling $2.9 billion as of March 31, 2022, $19.8 million of which is obligated to be repaid within the next twelve months. Refer to Note 9 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for equipment and office space. As of March 31, 2022, the Company had lease obligations of $282.2 million, with $62.0 million payable within the next twelve months.
In addition to the aforementioned cash requirements, the Company has a Share Repurchase Program authorized by the Board of Directors which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock and equivalents. This program does not obligate the Company to repurchase any specific amount of shares.
The company believes its cash, cash flows generated from ongoing operations, continued access to its revolving credit facility, as well as access to debt markets, are sufficient to satisfy its currently anticipated cash requirements for the foreseeable future.

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
The US Securities and Exchange Commission (the “SEC”) suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. For a complete discussion of our significant critical accounting policies, see the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K").
There were no significant changes to our critical accounting policies during the three months ended March 31, 2022.

Recently Issued Accounting Standards
Refer to Part I, Item 1, Note 1 of the notes to our financial statements included in this Quarterly Report on Form 10-Q for our assessment of recently issued accounting standards.

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
•our stock price volatility; and
•such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our 2021 Annual Report on Form 10-K), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.
Any forward-looking statement speaks only at the date which it is made, and we undertake no obligation, and disclaims any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks from changes in foreign currency exchange rates and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.7 billion in outstanding principal under the ABL Facility at March 31, 2022.
In order to manage this risk, we maintain an interest rate swap agreement that effectively converts $400.0 million in aggregate notional amount of variable-rate debt under our ABL Facility into fixed-rate debt. The swap agreement provides for us to pay a fixed rate of 3.06% per annum on the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect is a synthetically fixed rate of 5.19% on the $400.0 million notional amount, when including the current applicable margin.
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $2.7 million based on current outstanding borrowings.
Foreign Currency Risk
We currently generate the majority of our consolidated net revenues in the US, and the reporting currency for our consolidated financial statements is the US dollar. However, we are exposed to currency risk principally through our operations in Canada, Mexico, and the United Kingdom. For the operations outside the US we bill customers primarily in their local currency, which is subject to foreign currency rate changes. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2022 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of March 31, 2022, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A.    Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our 2021 Annual Report on Form 10-K, which have not materially changed.

ITEM 2.    Unregistered Sales of Equity Securities
The following table summarizes our purchase of Common Stock and equivalents during the first quarter of 2022:

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
January 1, 2022 to January 31, 2022	Common Stock - 992.8	$37.41	992.8	$919.5
	2018 Warrants - 0	N/A	N/A
February 1, 2022 to February 28, 2022	Common Stock - 242.4	$37.31	242.4	$910.5
	2018 Warrants - 0	N/A	N/A
March 1, 2022 to March 31, 2022	Common Stock - 828.7	$37.94	828.7	$879.3
	2018 Warrants - 6.1	$34.79	6.1
Total	2,070.0	$37.37	2,070.0

A share repurchase program authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. As of March 31, 2022, $879.3 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit No.		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
*Filed herewith
**Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Mobile Mini Holdings Corp.

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	April 28, 2022		Timothy D. Boswell
President & Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)