Form 10-Q
period 2022-06-30
WillScot Mobile Mini Holdings Corp.
filed 2022-08-04
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number:	001-37552
WILLSCOT MOBILE MINI HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-3430194
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
4646 E Van Buren St., Suite 400
Phoenix, Arizona 85008
(Address of principal executive offices, including zip code)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 213,700,706 shares at August 1, 2022.

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2022 (unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$11,706	$12,699
Trade receivables, net of allowances for credit losses at June 30, 2022 and December 31, 2021 of $53,544 and $47,629, respectively	440,993	399,887
Inventories	41,824	32,739
Prepaid expenses and other current assets	44,245	36,761
Assets held for sale	1,518	954
Total current assets	540,286	483,040
Rental equipment, net	3,257,475	3,080,981
Property, plant and equipment, net	322,707	312,178
Operating lease assets	235,266	247,064
Goodwill	1,171,725	1,178,806
Intangible assets, net	446,578	460,678
Other non-current assets	4,771	10,852
Total long-term assets	5,438,522	5,290,559
Total assets	$5,978,808	$5,773,599
Liabilities and equity
Accounts payable	$155,901	$118,271
Accrued expenses	115,124	100,195
Accrued employee benefits	63,331	68,414
Deferred revenue and customer deposits	189,333	159,639
Operating lease liabilities - current	52,495	53,005
Current portion of long-term debt	20,663	18,121
Total current liabilities	596,847	517,645
Long-term debt	3,017,678	2,694,319
Deferred tax liabilities	390,092	354,879
Operating lease liabilities - non-current	183,851	194,256
Other non-current liabilities	16,390	15,737
Long-term liabilities	3,608,011	3,259,191
Total liabilities	4,204,858	3,776,836
Commitments and contingencies (see Note 16)
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 216,090,996 and 223,939,527 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	22	22
Additional paid-in-capital	3,295,747	3,616,902
Accumulated other comprehensive loss	(55,276)	(29,071)
Accumulated deficit	(1,466,543)	(1,591,090)
Total shareholders' equity	1,773,950	1,996,763
Total liabilities and shareholders' equity	$5,978,808	$5,773,599

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$428,620	$343,179	$821,812	$658,841
Delivery and installation	125,403	91,680	225,734	175,184
Sales revenue:
New units	11,094	11,008	17,691	21,963
Rental units	16,525	15,235	25,299	30,437
Total revenues	581,642	461,102	1,090,536	886,425
Costs:
Costs of leasing and services:
Leasing	96,912	83,032	185,790	152,927
Delivery and installation	93,587	77,153	175,102	147,289
Costs of sales:
New units	6,139	7,052	10,465	14,161
Rental units	8,955	8,162	14,099	17,267
Depreciation of rental equipment	67,176	62,893	129,392	118,591
Gross profit	308,873	222,810	575,688	436,190
Expenses:
Selling, general and administrative	162,164	122,387	312,374	239,716
Other depreciation and amortization	19,054	21,622	38,658	39,946
Lease impairment expense and other related charges	(9)	474	254	1,727
Restructuring costs	(86)	6,960	(86)	10,102
Currency (gains) losses, net	(127)	33	11	69
Other (income) expense, net	(3,784)	719	(5,093)	(1,269)
Operating income	131,661	70,615	229,570	145,899
Interest expense	33,574	29,212	64,564	59,176
Fair value (gain) loss on common stock warrant liabilities	—	(610)	—	26,597
Loss on extinguishment of debt	—	2,814	—	5,999
Income before income tax	98,087	39,199	165,006	54,127
Income tax expense	24,711	18,828	40,459	29,309
Net Income	$73,376	$20,371	$124,547	$24,818

Earnings per share
Basic	$0.33	$0.09	$0.56	$0.11
Diluted	$0.32	$0.08	$0.55	$0.11
Weighted average shares:
Basic	223,376,276	228,406,812	222,196,986	228,350,318
Diluted	227,484,012	236,536,713	226,983,150	234,898,911

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$73,376	$20,371	$124,547	$24,818
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense of $0 for both the three and six months ended June 30, 2022 and $60 and $0 for the three and six months ended June 30, 2021, respectively.	(25,628)	3,093	(29,702)	8,127
Net change in derivatives, net of income tax expense of $394 and $656 for the three months ended June 30, 2022 and 2021, respectively, and $1,171 and $1,323 for the six months ended June 30, 2022 and 2021, respectively.	1,176	2,146	3,497	4,323
Total other comprehensive (loss) income	(24,452)	5,239	(26,205)	12,450
Total comprehensive income	$48,924	$25,610	$98,342	$37,268

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	223,940	$22	$3,616,902	$(29,071)	$(1,591,090)	$1,996,763
Net income	—	—	—	—	51,171	51,171
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Stock-based compensation and issuance of Common Stock from vesting	498	—	6,395	—	—	6,395
Repurchase and cancellation of Common Stock and warrants	(2,064)	—	(77,409)	—	—	(77,409)
Issuance of Common Stock from the exercise of options and warrants	800	—	3,313	—	—	3,313
Withholding taxes on net share settlement of stock-based compensation	—	—	(12,295)	—	—	(12,295)
Balance at March 31, 2022	223,174	$22	$3,536,906	$(30,824)	$(1,539,919)	$1,966,185
Net income	—	—	—	—	73,376	73,376
Other comprehensive loss	—	—	—	(24,452)	—	(24,452)
Stock-based compensation and issuance of Common Stock from vesting	70	—	9,292	—	—	9,292
Repurchase and cancellation of Common Stock and warrants	(7,222)	—	(249,515)	—	—	(249,515)
Issuance of Common Stock from the exercise of options and warrants	69	—	139	—	—	139
Withholding taxes on net share settlement of stock-based compensation	—	—	(1,075)	—	—	(1,075)
Balance at June 30, 2022	216,091	$22	$3,295,747	$(55,276)	$(1,466,543)	$1,773,950

Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	229,038	$23	$3,852,291	$(37,207)	$(1,751,234)	$2,063,873
Net income	—	—	—	—	4,447	4,447
Other comprehensive income	—	—	—	7,211	—	7,211
Stock-based compensation and issuance of Common Stock from vesting	229	—	4,951	—	—	4,951
Repurchase and cancellation of Common Stock and warrants	(2,793)	—	(76,788)	—	—	(76,788)
Issuance of Common Stock from the exercise of options and warrants	341	—	5,414	—	—	5,414
Withholding taxes on net share settlement of stock-based compensation	—	—	(3,219)	—	—	(3,219)
Balance at March 31, 2021	226,815	$23	$3,782,649	$(29,996)	$(1,746,787)	$2,005,889
Net income	—	—	—	—	20,371	20,371
Other comprehensive income	—	—	—	5,239	—	5,239
Stock-based compensation and issuance of Common Stock from vesting	60	—	9,038	—	—	9,038
Repurchase and cancellation of Common Stock and warrants	(4,100)	—	(35,508)	—	—	(35,508)
Issuance of Common Stock from the exercise of warrants	4,058	—	384	—	—	384
Balance at June 30, 2021	226,833	$23	$3,756,563	$(24,757)	$(1,726,416)	$2,005,413

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating activities:
Net income	$124,547	$24,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,050	160,480
Provision for credit losses	18,865	16,910
Gain on sale of rental equipment and other property, plant and equipment	(14,195)	(14,793)
Amortization of debt discounts and debt issuance costs	6,975	7,082
Fair value loss on common stock warrant liabilities	—	26,597
Loss on extinguishment of debt	—	5,999
Stock-based compensation expense	15,687	13,989
Deferred income tax expense	31,072	24,389
Unrealized currency gains, net	(71)	(184)
Other	1,916	—
Changes in operating assets and liabilities:
Trade receivables	(60,737)	(50,324)
Inventories	(9,293)	(8,535)
Prepaid expenses and other assets	(13,907)	10,004
Operating lease assets and liabilities	936	(537)
Accounts payable and other accrued expenses	34,756	30,689
Deferred revenue and customer deposits	29,252	15,024
Net cash provided by operating activities	333,853	261,608
Investing activities:
Acquisitions, net of cash acquired	(103,927)	—
Proceeds from sale of rental equipment	35,080	30,437
Purchase of rental equipment and refurbishments	(225,389)	(117,817)
Proceeds from sale of property, plant and equipment	751	16,438
Purchase of property, plant and equipment	(20,253)	(17,450)
Net cash used in investing activities	(313,738)	(88,392)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options	3,452	5,798
Repurchase and cancellation of Common Stock and warrants	(319,225)	(214,299)
Receipts from borrowings	454,322	387,658
Payment of financing costs	(8,021)	—
Repayment of borrowings	(127,607)	(347,225)
Payment of debt extinguishment premium costs	—	(3,705)
Principal payments on finance lease obligations	(10,353)	(7,921)
Taxes paid on employee stock awards	(13,370)	(3,219)
Net cash used in financing activities	(20,802)	(182,913)
Effect of exchange rate changes on cash and cash equivalents	(306)	162
Net change in cash and cash equivalents	(993)	(9,535)
Cash and cash equivalents at the beginning of the period	12,699	24,937
Cash and cash equivalents at the end of the period	$11,706	$15,402

Supplemental cash flow information:
Interest paid [1]	$59,980	$52,053
Income taxes paid, net	$10,608	$4,383
Capital expenditures accrued or payable	$39,949	$19,099
1 Includes $5,948 of payments related to the interest rate swap for the six months ended June 30, 2021.

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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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

NOTE 2 - Acquisitions
On July 1, 2020, WillScot Corporation (“WillScot”), and Mobile Mini, Inc. (“Mobile Mini”) merged (the “Merger”). Immediately following the Merger, WillScot changed its name to “WillScot Mobile Mini Holdings Corp.”
Asset Acquisitions
During the second quarter of 2022, the Company acquired certain assets and liabilities of several smaller entities, which consisted primarily of approximately 4,100 storage units and 1,000 modular units for $47.1 million in cash. The accompanying consolidated financial statements include $47.1 million of rental equipment as a result of these acquisitions. During the first quarter of 2022, the Company acquired certain assets and liabilities, which consisted primarily of approximately 400 blast resistant modular units.
Integration Costs
The Company recorded $5.2 million and $7.6 million in integration costs related to acquisitions and the Merger within selling, general and administrative ("SG&A") expense during the three months ended June 30, 2022 and 2021, respectively, and $9.3 million and $15.0 million in integration costs related to acquisitions and the Merger during the six months ended June 30, 2022 and 2021, respectively.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
US	$517,374	$399,280	$969,342	$770,549
Canada	32,901	29,543	58,174	53,127
Mexico	4,703	3,848	8,917	7,311
UK	26,664	28,431	54,103	55,438
Total revenues	$581,642	$461,102	$1,090,536	$886,425
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes modular space, portable storage and tank and pump units along with value-added products and services ("VAPS"), which include furniture, steps, ramps, basic appliances, internet connectivity devices, security products, shelving systems and other items used by customers in connection with the Company's products. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services and removal services at the end of lease transactions. The Company’s revenue by major product and service line for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Modular space leasing revenue	$212,862	$181,376	$411,939	$351,328
Portable storage leasing revenue	88,548	58,848	166,532	113,461
Tank and pump leasing revenue	20,706	17,109	39,937	32,869
VAPS and third party leasing revenues(a)	87,498	70,880	168,424	133,306
Other leasing-related revenue(b)	19,006	14,966	34,980	27,877
Leasing revenue	428,620	343,179	821,812	658,841
Delivery and installation revenue	125,403	91,680	225,734	175,184
Total leasing and services revenue	554,023	434,859	1,047,546	834,025
New unit sales revenue	11,094	11,008	17,691	21,963
Rental unit sales revenue	16,525	15,235	25,299	30,437
Total revenues	$581,642	$461,102	$1,090,536	$886,425

(a)
Includes $6.8 million and $7.8 million of service revenue for the three months ended June 30, 2022 and 2021, respectively, and $14.3 million and $14.0 million of service revenue for the six months ended June 30, 2022 and 2021, respectively.

(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (73% and 74% for the three and six months ended June 30, 2022, respectively, and 73% for both the three and six months ended June 30, 2021) was generated by rental income subject to the guidance of ASU 2018-11, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.
Receivables and Credit Losses
The Company is exposed to credit losses from trade receivables and manages credit risk at the customer level. Because the same customers generate the revenues that are accounted for under both ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for credit losses address the Company's total revenues.

Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end user markets.
The Company assesses each customer’s ability to pay for the products it leases or sells by conducting a credit review that considers expected billing exposure, timing for payment and the customer’s established credit rating. The Company performs its credit review of new customers at inception of the customer relationship and for existing customers when the customer transacts after a defined period of dormancy. The Company also considers contract terms and conditions, country risk and business strategy in the evaluation.
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
Activity in the allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$49,258	$31,630	$47,629	$29,258
Provision for credit losses, net of recoveries	10,264	8,390	18,865	16,910
Write-offs	(5,900)	(4,058)	(12,910)	(9,872)
Foreign currency translation and other	(78)	823	(40)	489
Balance at end of period	$53,544	$36,785	$53,544	$36,785
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. During the three months ended June 30, 2022, deferred revenue relating to services billed in advance of $20.7 million was recognized as revenue. As of June 30, 2022 and December 31, 2021, the Company had approximately $95.7 million and $79.4 million, respectively, of deferred revenue related to these services.
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

NOTE 4 - Leases
As of June 30, 2022, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2022 (remaining)	$32,125	$11,992
2023	56,620	20,004
2024	47,858	17,092
2025	40,227	17,200
2026	29,457	15,202
Thereafter	69,628	21,304
Total lease payments	275,915	102,794
Less: interest	(39,569)	(7,651)
Present value of lease liabilities	$236,346	$95,143
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.
The Company’s lease activity during the six months ended June 30, 2022 and 2021 was as follows:

(in thousands)	Six Months Ended June 30,
Financial Statement Line	2022	2021
Finance Lease Expense
Amortization of finance lease assets	$10,546	$9,514
Interest on obligations under finance leases	1,299	1,098
Total finance lease expense	$11,845	$10,612

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$1,574	$2,131
Selling, general and administrative	32,430	29,359
Lease impairment expense and other related charges	213	1,107
Short-term lease expense
Cost of leasing and services	17,056	11,575
Selling, general and administrative	1,071	723
Variable lease expense
Cost of leasing and services	2,822	3,373
Selling, general and administrative	4,273	3,792
Lease impairment expense and other related charges	40	335
Total operating lease expense	$59,479	$52,395
Lease impairment expense and other related charges relate to closed locations that are no longer used in operations as a result of consolidation activities within the Company. During the six months ended June 30, 2022, the Company recorded $0.3 million in lease impairment expense and other related charges which is comprised of closed location rent expense. During the six months ended June 30, 2021, the Company recorded $1.7 million in lease impairment expense and other related charges which is comprised of $1.5 million in closed location rent expense and $0.2 million loss on lease exit and impairment charges.

Supplemental cash flow information related to leases for the six months ended June 30, 2022 and 2021 was as follows:

(in thousands)	Six Months Ended June 30,
Supplemental Cash Flow Information	2022	2021
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$33,850	$33,409
Operating cash outflows from finance leases	$1,297	$1,095
Financing cash outflows from finance leases	$10,371	$6,935

Right of use assets obtained in exchange for lease obligations	$19,504	$28,288
Assets obtained in exchange for finance leases	$17,065	$11,530
Weighted-average remaining operating lease terms and the weighted average discount rates as of June 30, 2022 and December 31, 2021 were as follows:

Lease Terms and Discount Rates	June 30, 2022	December 31, 2021
Weighted-average remaining lease term - operating leases	6.1 years	6.1 years
Weighted-average discount rate - operating leases	4.9%	5.0%
Weighted-average remaining lease term - finance leases	4.8 years	4.5 years
Weighted-average discount rate - finance leases	3.2%	2.9%

NOTE 5 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$35,411	$26,854
Finished units	6,413	5,885
Inventories	$41,824	$32,739

NOTE 6 - Rental Equipment, net
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Modular space units	$3,185,153	$3,005,195
Portable storage units	821,582	758,619
Tank and pump products	167,854	156,112
Value added products	189,534	168,419
Total rental equipment	4,364,123	4,088,345
Less: accumulated depreciation	(1,106,648)	(1,007,364)
Rental equipment, net	$3,257,475	$3,080,981

NOTE 7 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Balance at December 31, 2020	$235,828	$726,529	$65,600	$143,262	$1,171,219
Changes to Mobile Mini purchase accounting	285,000	(233,666)	—	(43,173)	8,161
Effects of movements in foreign exchange rates	221	(311)	(502)	18	(574)
Balance at December 31, 2021	521,049	492,552	65,098	100,107	1,178,806
Effects of movements in foreign exchange rates	(354)	(234)	(6,493)	—	(7,081)
Balance at June 30, 2022	$520,695	$492,318	$58,605	$100,107	$1,171,725
The Company had no goodwill impairment during the six months ended June 30, 2022 or the year ended December 31, 2021.

NOTE 8 - Intangibles
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	June 30, 2022
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	6.1	$209,000	$(52,422)	$156,578
Technology	4.0	1,500	(500)	1,000
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$499,500	$(52,922)	$446,578

	December 31, 2021
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	6.6	$209,000	$(38,447)	$170,553
Technology	4.5	1,500	(375)	1,125
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$499,500	$(38,822)	$460,678
Amortization expense related to intangible assets was $6.6 million and $6.8 million for the three months ended June 30, 2022 and 2021, respectively, and $13.2 million and $13.8 million for the six months ended June 30, 2022 and 2021, respectively.

Based on the carrying value at June 30, 2022, future amortization of intangible assets is expected to be as follows for the years ended December 31:

(in thousands)
2022 (remaining)	$13,334
2023	26,416
2024	26,416
2025	26,416
2026	25,287
Thereafter	39,709
Total	$157,578

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	June 30, 2022	December 31, 2021
2025 Secured Notes	6.125%	2025	$519,215	$518,117
ABL Facility(a)	Varies	2027	1,931,009	1,612,783
2028 Secured Notes	4.625%	2028	492,974	492,490
Finance Leases	Varies	Varies	95,143	89,050
Total debt			3,038,341	2,712,440
Less: current portion of long-term debt			20,663	18,121
Total long-term debt			$3,017,678	$2,694,319
(a) As of December 31, 2021, the Company had no outstanding principal borrowings on the multicurrency revolving credit facility and $6.2 million of related debt issuance costs. No related debt issuance costs were recorded as a direct offset against the principal borrowings on the Multicurrency Facility, and the $6.2 million in excess of principal was included in other non-current assets on the condensed consolidated balance sheet as of December 31, 2021.
Asset Backed Lending Facility
On July 1, 2020, certain subsidiaries of the Company entered into an asset-based credit agreement (the "ABL Facility") that initially provided for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros. The ABL Facility was initially scheduled to mature on July 1, 2025.
Borrowings under ABL Facility bear interest at a base rate plus an applicable margin determined quarterly by reference to the Company's excess availability for the most recently completed quarter. Effective January 7, 2022, borrowings were subject to the highest applicable margin and bore interest at (i) in the case of US Dollars, at the borrower's option, either an adjusted LIBOR rate plus 2.125% or an alternative base rate plus 1.125%, (ii) in the case of Canadian Dollars, at the borrower's option, either a Canadian BA rate plus 2.125% or Canadian prime rate plus 1.125%, (iii) in the case of Euros, the EURIBOR rate plus 2.125%, and (iv) in the case of British Pounds Sterling, the SONIA rate plus 2.125%.
On June 30, 2022, certain subsidiaries of the Company entered into an amendment to the ABL Facility to, among other things, extend the expiration date until June 30, 2027 and increase the aggregate principal amount of the revolving credit facilities to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility"), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros.
The amendment also converted the interest rate for borrowings denominated in US dollars from a LIBOR-based rate to a Term SOFR-based rate with an interest period of one month and adjusted the applicable margins. The applicable margin for Canadian BA rate, Term SOFR, British Pounds Sterling and Euros loans is 1.50%. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% based on excess availability or one step up of 0.25% based on the Company's leverage ratio. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of 0.20% annually. At June 30, 2022, the weighted average interest rate for borrowings under the ABL Facility was 3.13%.

Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Line Cap. At June 30, 2022, the Company had $2.0 billion outstanding principal under the ABL Facility, the Line Cap was $3.0 billion, and the Company had $1.0 billion of available borrowing capacity under the ABL Facility, including $724.6 million under the US Facility and $309.5 million under the Multicurrency Facility. At June 30, 2022, borrowing capacity under the ABL Facility allowed for up to $204.9 million of letters of credit and up to $220.0 million of swingline loans. The Company had issued $15.1 million of standby letters of credit under the ABL Facility at June 30, 2022. At June 30, 2022, letters of credit and bank guarantees carried fees of 1.625% annually.
Debt issuance costs of $40.2 million were included in the carrying value of the ABL Facility at June 30, 2022.
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At June 30, 2022 and December 31, 2021, obligations under finance leases for certain real property and transportation related equipment were $95.1 million and $89.1 million, respectively. Refer to Note 4 for further information.
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments as of June 30, 2022.

NOTE 10 – Equity
Common Stock
In connection with the stock compensation vesting events and stock option exercises described in Note 14, and the warrant exercises described in Note 11, the Company issued 1,437,420 shares of Common Stock during the six months ended June 30, 2022.
Stock Repurchase Program
A share repurchase program authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. During the six months ended June 30, 2022, the Company repurchased 9,304,626 shares of Common Stock and stock equivalents for $326.9 million. As of June 30, 2022, $629.8 million of the approved repurchase amount remained available. In July 2022, the Company's Board of Directors approved an increase to the share repurchase program that authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30, 2022
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2021	$(25,574)	$(3,497)	$(29,071)
Other comprehensive loss before reclassifications	(4,074)	(569)	(4,643)
Reclassifications from AOCI to income	—	2,890	2,890
Balance at March 31, 2022	(29,648)	(1,176)	(30,824)
Other comprehensive loss before reclassifications	(25,628)	(464)	(26,092)
Reclassifications from AOCI to income	—	1,640	1,640
Balance at June 30, 2022	$(55,276)	$—	$(55,276)

	Six Months Ended June 30, 2021
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2020	$(24,694)	$(12,513)	$(37,207)
Other comprehensive income (loss) before reclassifications	5,034	(760)	4,274
Reclassifications from AOCI to income	—	2,937	2,937
Balance at March 31, 2021	(19,660)	(10,336)	(29,996)
Other comprehensive income (loss) before reclassifications	3,093	(848)	2,245
Reclassifications from AOCI to income	—	2,994	2,994
Balance at June 30, 2021	$(16,567)	$(8,190)	$(24,757)
For the six months ended June 30, 2022 and 2021, $4.5 million and $5.9 million, was reclassified from AOCI into interest expense in the condensed consolidated statements of operations related to the interest rate swap discussed in Note 15. Associated with these reclassifications, the Company recorded tax expense of $0.4 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 11 – Warrants
2015 Warrants
WillScot was incorporated under the name Double Eagle Acquisition Corporation ("DEAC") on June 26, 2015. DEAC issued warrants to purchase its Common Stock in a private placement concurrently with its initial public offering (the “2015 Private Warrants”) each of which entitled the holder to purchase one-half of one share of Common Stock. During the six months ended June 30, 2021, 3,055,000 of the 2015 Private Warrants were repurchased for $25.5 million and cancelled. In addition, during the six months ended June 30, 2021, 9,655,000 warrants were exercised on a cashless basis, resulting in the issuance of 2,939,898 shares of Common Stock. As of June 30, 2021, no 2015 Private Warrants remained outstanding.
2018 Warrants
In connection with the Modular Space Holdings ("ModSpace") acquisition in 2018, WillScot issued warrants to purchase approximately 10.0 million shares of Common Stock (the "2018 Warrants") to former shareholders of ModSpace. Each 2018 Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.50 per share, subject to adjustment. The 2018 Warrants expire on November 29, 2022. During the six months ended June 30, 2022, 33,965 of the 2018 Warrants were repurchased for $0.6 million and cancelled. In addition, during the six months ended June 30, 2022, 1,037,379 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 631,863 shares of common stock. At June 30, 2022, 3,006,829 of the 2018 Warrants were outstanding.
The Company accounted for its warrants in the following ways: (i) the 2015 Private Warrants as liabilities through their final repurchase or exercise in May 2021, and (ii) the 2018 Warrants as liabilities until June 30, 2020 after which they are accounted for as equity instruments. Warrants classified as liabilities were subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations.

NOTE 12 – Income Taxes
The Company recorded $24.7 million and $40.5 million of income tax expense for the three and six months ended June 30, 2022, respectively, and $18.8 million and $29.3 million of income tax expense for the three and six months ended June 30, 2021, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 25.2% and 24.5%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2021 was 48.0% and 54.2%, respectively.
The effective tax rate for the three and six months ended June 30, 2022 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes offset by a discrete tax benefit related to employee stock vesting. The effective tax rate for the three and six months ended June 30, 2021 differed from the US statutory rate of 21% primarily due to the permanent add-backs related to changes in the estimated fair values of the Company's common stock warrant liabilities and the impact of the UK statutory rate increase.

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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of finance leases at June 30, 2022 approximate their respective book values.
The following table shows the carrying amounts and fair values of financial liabilities which are disclosed, but not measured, at fair value, including their levels in the fair values hierarchy:

	June 30, 2022				December 31, 2021
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facility	$1,931,009	$—	$1,971,215	$—	$1,612,783	$—	$1,644,500	$—
2025 Secured Notes	519,215	—	518,308	—	518,117	—	551,835	—
2028 Secured Notes	492,974	—	432,630	—	492,490	—	515,635	—
Total	$2,943,198	$—	$2,922,153	$—	$2,623,390	$—	$2,711,970	$—
As of June 30, 2022, the carrying values of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $40.2 million, $7.3 million, and $7.0 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2021, the carrying value of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $31.7 million, $8.4 million, and $7.5 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
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
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended June 30, 2021:

(in thousands)	2015 Private Warrants
Balance - March 31, 2021	$99,781
Exercise or conversion	(78,495)
Measurement adjustment	(1,571)
Repurchases	(19,715)
Balance- June 30, 2021	$—

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2021:

(in thousands)	2015 Private Warrants
Balance - December 31, 2020	$77,404
Exercise or conversion	(78,495)
Measurement adjustment	25,486
Repurchases	(24,395)
Balance- June 30, 2021	$—

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
Restricted Stock Awards
The following table summarizes the Company's RSA activity:

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	36,176	$29.30	57,448	$11.75
Granted	35,244	$37.17	44,708	$29.30
Forfeited	—	$—	(4,266)	$29.30
Vested	(36,176)	$29.30	(57,448)	$11.75
Balance June 30,	35,244	$37.17	40,442	$29.30
Compensation expense for RSAs recognized in SG&A expense on the condensed consolidated statements of operations was $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Compensation expense for RSAs recognized in SG&A expense on the condensed consolidated statements of operations was $0.6 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was $1.2 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.9 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity:

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	997,451	$18.54	1,325,862	$13.46
Granted	357,639	$35.53	405,505	$27.20
Forfeited	(31,712)	$30.45	(65,153)	$16.74
Vested	(437,571)	$16.61	(347,688)	$13.30
Balance June 30,	885,807	$25.93	1,318,526	$17.61
Compensation expense for Time-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $2.5 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively.

Compensation expense for RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $4.7 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, unrecognized compensation cost related to Time-Based RSUs totaled $18.9 million and is expected to be recognized over the remaining weighted average vesting period of 2.7 years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity:

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	1,536,394	$26.34	593,388	$14.88
Granted	745,079	$42.34	397,981	$39.10
Forfeited	(30,712)	$41.81	(20,077)	$25.87
Vested	(313,152)	$16.45	—	$—
Balance June 30,	1,937,609	$33.84	971,292	$24.56
Compensation expense for Performance-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $6.5 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $10.3 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, unrecognized compensation cost related to Performance-Based RSUs totaled $47.5 million and is expected to be recognized over the remaining vesting period of 1.9 years.
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
Stock Options
The following tables summarize the Company's stock option activity:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31, 2021	534,188	$13.60	1,527,643	$14.66
Exercised	—	$—	(237,819)	$14.51
Balance June 30, 2022	534,188	$13.60	1,289,824	$14.68

Fully vested and exercisable options, June 30, 2022	534,188	$13.60	1,289,824	$14.68

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31, 2020	534,188	$13.60	2,031,455	$14.78
Forfeited	—	$—	(6,240)	$12.19
Exercised	—	$—	(373,132)	$15.77
Balance June 30, 2021	534,188	$13.60	1,652,083	$14.57

Fully vested and exercisable options, June 30, 2021	400,641	$13.60	1,652,083	$14.57

WillScot Options
Compensation expense for stock option awards, recognized in SG&A expense on the condensed consolidated statements of operations, was $0.2 million for the three months ended June 30, 2021. Compensation expense for stock option awards, recognized in SG&A expense on the condensed consolidated statements of operations, was $0.2 million and $0.4 million for the six months ended June 30, 2022 and 2021.

NOTE 15 - Derivatives
On November 6, 2018, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converted $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL facility into fixed-rate debt. The Swap Agreement terminated on May 29, 2022. Under the terms of the Swap Agreement, the Company received a floating rate equal to one-month LIBOR and made payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 0.11% at December 31, 2021. The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL facility.
The location and the fair value of derivative instruments designated as hedges, at the balance sheet date, was as follows:

(in thousands)	Balance Sheet Account	December 31, 2021
Cash Flow Hedges:
Interest rate swap	Accrued expenses	$5,259
The fair value of the interest rate swap was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflected the amount that the Company would receive or pay for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s combined consolidated statements of operations for the six months ended June 30,:

(in thousands)	2022	2021
Gain recognized in OCI	$4,669	$4,323
Location of gain recognized in income	Interest expense, net	Interest expense, net
Loss reclassified from AOCI into income (effective portion)	$(4,530)	$(5,931)

NOTE 16 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2022, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30, 2022
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$252,046	$134,339	$20,156	$22,079		$428,620
Delivery and installation	73,680	37,163	5,342	9,218		125,403
Sales revenue:
New units	8,520	1,407	489	678		11,094
Rental units	13,424	2,311	679	111		16,525
Total revenues	347,670	175,220	26,666	32,086		581,642

Costs:
Cost of leasing and services:
Leasing	68,297	19,814	4,193	4,608		96,912
Delivery and installation	58,969	23,568	3,410	7,640		93,587
Cost of sales:
New units	4,244	1,077	322	496		6,139
Rental units	6,947	1,531	500	(23)		8,955
Depreciation of rental equipment	55,405	7,826	1,152	2,793		67,176
Gross profit	$153,808	$121,404	$17,089	$16,572		$308,873
Other selected data:
Adjusted EBITDA	$127,881	$80,762	$12,230	$12,462	$—	$233,335
Selling, general and administrative expense	$85,416	$48,468	$6,010	$6,904	$15,366	$162,164
Purchases of rental equipment and refurbishments	$82,482	$34,282	$7,604	$5,785	$—	$130,153

	Three Months Ended June 30, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$217,635	$85,966	$21,014	$18,564		$343,179
Delivery and installation	54,851	23,519	5,839	7,471		91,680
Sales revenue:
New units	6,871	1,864	1,295	978		11,008
Rental units	10,025	4,445	284	481		15,235
Total revenues	289,382	115,794	28,432	27,494		461,102

Costs:
Cost of leasing and services:
Leasing	61,773	12,174	4,729	4,356		83,032
Delivery and installation	51,154	16,743	3,309	5,947		77,153
Cost of sales:
New units	4,376	1,122	845	709		7,052
Rental units	5,127	2,558	294	183		8,162
Depreciation of rental equipment	50,816	7,476	1,318	3,283		62,893
Gross profit	$116,136	$75,721	$17,937	$13,016		$222,810
Other selected data:
Adjusted EBITDA	$103,545	$49,526	$12,328	$10,096	$—	$175,495
Selling, general and administrative expense	$63,406	$33,672	$6,926	$6,203	$12,180	$122,387
Purchases of rental equipment and refurbishments	$49,364	$8,773	$4,226	$2,919	$—	$65,282

	Six Months Ended June 30, 2022
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$485,024	$252,920	$40,727	$43,141		$821,812
Delivery and installation	129,314	67,067	11,809	17,544		225,734
Sales revenue:
New units	13,365	2,349	617	1,360		17,691
Rental units	19,653	4,368	953	325		25,299
Total revenues	647,356	326,704	54,106	62,370		1,090,536

Costs:
Cost of leasing and services:
Leasing	132,286	36,160	8,430	8,914		185,790
Delivery and installation	108,023	45,094	7,333	14,652		175,102
Cost of sales:
New units	7,501	1,575	386	1,003		10,465
Rental units	10,485	2,884	657	73		14,099
Depreciation of rental equipment	106,322	14,457	2,290	6,323		129,392
Gross profit	$282,739	$226,534	$35,010	$31,405		$575,688
Other selected data:
Adjusted EBITDA	$231,829	$144,587	$24,774	$23,968	$—	$425,158
Selling, general and administrative expense	$162,936	$96,406	$12,524	$13,761	$26,747	$312,374
Purchases of rental equipment and refurbishments	$140,059	$54,453	$17,219	$13,658	$—	$225,389

	Six Months Ended June 30, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Tank and Pump	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$417,243	$166,317	$39,735	$35,546		$658,841
Delivery and installation	103,531	44,884	12,589	14,180		175,184
Sales revenue:
New units	14,331	4,048	2,166	1,418		21,963
Rental units	20,501	8,293	949	694		30,437
Total revenues	555,606	223,542	55,439	51,838		886,425

Costs:
Cost of leasing and services:
Leasing	112,848	22,907	9,025	8,147		152,927
Delivery and installation	95,859	32,483	7,400	11,547		147,289
Cost of sales:
New units	9,250	2,463	1,434	1,014		14,161
Rental units	10,975	5,080	918	294		17,267
Depreciation of rental equipment	97,536	12,269	2,232	6,554		118,591
Gross profit	$229,138	$148,340	$34,430	$24,282		$436,190
Other selected data:
Adjusted EBITDA	$200,916	$95,848	$23,392	$18,924	$—	$339,080
Selling, general and administrative expense	$125,756	$64,761	$13,269	$11,913	$24,017	$239,716
Purchases of rental equipment and refurbishments	$88,499	$12,245	$10,996	$6,077	$—	$117,817

The following table presents a reconciliation of the Company’s Net income to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$73,376	$20,371	$124,547	$24,818
Income tax expense	24,711	18,828	40,459	29,309
Loss on extinguishment of debt	—	2,814	—	5,999
Fair value (gain) loss on common stock warrant liabilities	—	(610)	—	26,597
Interest expense	33,574	29,212	64,564	59,176
Depreciation and amortization	86,230	84,515	168,050	158,537
Currency (gains) losses, net	(127)	33	11	69
Restructuring costs, lease impairment expense and other related charges	(95)	7,434	168	11,829
Transaction costs	22	—	41	844
Integration costs	5,203	7,622	9,291	14,964
Stock compensation expense	9,292	4,707	15,687	8,221
Other	1,149	569	2,340	(1,283)
Adjusted EBITDA	$233,335	$175,495	$425,158	$339,080
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

NOTE 18 - Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2022	2021	2022	2021
Numerator:
Net income - basic	$73,376	$20,371	$124,547	$24,818
Fair value gain on common stock warrant liabilities	—	(610)	—	—
Net income - dilutive	$73,376	$19,761	$124,547	$24,818

Denominator:
Weighted average Common Shares outstanding - basic	223,376	228,407	222,197	228,350
Dilutive effect of shares outstanding
Warrants	1,746	5,705	1,818	4,000
RSAs	18	20	22	36
Time-based RSUs	307	599	395	622
Performance-based RSUs	952	725	1,385	817
Stock Options	1,085	1,081	1,166	1,074
Weighted average Common Shares outstanding - dilutive	227,484	236,537	226,983	234,899

For the three and six months ended June 30, 2022, 1,252,968 and 904,379 shares of Performance-Based RSUs, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three and six months ended June 30, 2021, no warrants, shares or options were excluded from the computation of diluted EPS.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and six months ended June 30, 2022 or prior periods.
The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US (“GAAP”). We use certain non-GAAP financial metrics to supplement the GAAP reported results to highlight key operational metrics that are used by management to evaluate Company performance. Reconciliations of GAAP financial information to the disclosed non-GAAP measures are provided in the Reconciliation of Non-GAAP Financial Measures section.

Executive Summary and Outlook
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, Mexico and the United Kingdom ("UK"). We are also a leading provider of specialty containment solutions in the US with approximately 13,500 tank and pump units in our fleet. As of June 30, 2022, our branch network included approximately 280 branch locations and additional drop lots to service over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 164,000 modular space units and over 218,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. Furthermore, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our modular space and portable storage lease portfolio, excluding seasonal portable storage units, is approximately 30 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions, and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets, as we did in 2020 and 2021 to service emerging demand in the healthcare and government sectors related to COVID-19, as well as expanded space requirements related to social distancing. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 47% and 40% of our revenues, respectively, for the three months ended June 30, 2022.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.
Significant Developments
Amendment to the ABL Facility
On June 30, 2022, the Company amended its ABL Facility to, among other things, extend the expiration date until June 30, 2027 and increase the aggregate principal amount of revolving credit facilities from $2.4 billion to $3.7 billion. The amendment also converted the interest rate for borrowings denominated in US dollars from a LIBOR-based rate to a Term SOFR-based rate with an interest period of one month and adjusted the applicable margins. The applicable margin for Canadian BA rate, Term SOFR, British Pounds Sterling and Euros loans decreased to 1.50%. The applicable margin for base rate and Canadian Prime Rate loans decreased to 0.50%. The applicable margins are subject to one step down of 0.25% based on excess availability or one step up of 0.25% based on the Company's leverage ratio.

Asset Acquisitions
During the second quarter of 2022, the Company acquired certain assets and liabilities of several entities, which consisted primarily of approximately 4,100 storage units and 1,000 modular units for $46.4 million in cash, net of cash acquired. When combined with other recent acquisitions over the past four quarters, we have acquired assets and liabilities from 12 regional and local storage and modular companies, consisting primarily of 22,300 storage units and 4,700 modular units.
Share and Warrant Repurchases
During the six months ended June 30, 2022, we repurchased and cancelled 33,965 of the 2018 Warrants for $0.6 million. In addition, for the six months ended June 30, 2022, 1,037,379 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 631,863 shares of common stock. At June 30, 2022, 3,006,829 of the 2018 Warrants were outstanding.
During the six months ended June 30, 2022, we repurchased a total of 9,304,626 shares of Common Stock and stock equivalents for $326.9 million, including the repurchased warrants. As of June 30, 2022, we had $629.8 million remaining of a $1 billion share repurchase authorization under our stock repurchase program. In July 2022, the Company's Board of Directors approved an increase to the share repurchase program that authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. Given our growth strategy and the predictability of our free cash flow, we believe that repurchases will be a reoccurring capital allocation priority.
Second Quarter Highlights
For the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 unless otherwise noted, key drivers of our financial performance included:
•Total revenues increased by $120.5 million, or 26.1%, attributable to organic revenue growth levers in the business and due to the impact of acquisitions. Leasing revenue increased $85.4 million, or 24.9%, and delivery and installation revenue increased $33.7 million, or 36.8%. Additionally, rental unit sales increased $1.3 million, or 8.6%, and new unit sales revenue increased $0.1 million, or 0.9%. We estimate that recent acquisitions completed over the past four quarters contributed approximately $19.0 million to total revenues for the three months ended June 30, 2022.
Key leasing revenue drivers include:
–Average portable storage units on rent increased 32,056 units, or 21.1%, and average modular space units on rent increased 2,534 units, or 2.3%, across all segments. Approximately 35% of the increase in total average units on rent was driven by increases in organic delivery activity and lower return activity during 2021 and into the first half of 2022 as economic activity rebounded versus 2020 and the other 65% was driven by units on rent added through recent acquisitions.
–Average modular space monthly rental rate increased $117, or 15.9%, to $853 driven by strong pricing performance across NA Modular and NA Storage segments. Average modular space monthly rental rates increased by $130, or 16.2%, in the NA Modular segment and by $110, or 19.2%, in the NA Storage segment. Average modular space monthly rental rates decreased by $29, or 6.6%, in the UK Storage segment due to the weakening of the British Pound and were up £12 or 3.8% in local currency.
–Average portable storage monthly rental rate increased $33, or 23.7%, to $172 driven by increased pricing as a result of our price management tools and processes, further supported by tight supply of portable storage containers in the markets in which we operate.
–Average utilization for portable storage units increased to 86.0% from 77.7% for the same period in 2021 driven by increased demand in 2022 as compared to the same period in 2021. Average utilization for modular space units decreased 150 basis points ("bps") to 68.8%.
•NA Modular segment revenue, which represented 59.8% of consolidated revenue for the three months ended June 30, 2022, increased $58.3 million, or 20.1%, to $347.7 million. The increase was driven by our core leasing revenue, which grew $34.4 million, or 15.8%, due to continued growth of pricing and value added products. Delivery and installation revenues increased $18.8 million, or 34.2%, driven by increased pricing on new deliveries and returns and increased volumes as compared to 2021. Rental unit sales increased $3.4 million, or 34.0%, and new unit sales increased $1.6 million, or 23.2%, due to higher activity levels. NA Modular revenue drivers for the three months ended June 30, 2022 included:
–Modular space average monthly rental rate of $931 increased 16.2% year over year representing a continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio.
–Average modular space units on rent increased 1,804, or 2.1%, year over year driven primarily by units on rent added through recent acquisitions.

–Average modular space monthly utilization decreased 10 bps to 67.6% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 due to lower utilized fleet added through acquisitions.
•NA Storage segment revenue, which represented 30.1% of consolidated revenue for the three months ended June 30, 2022, increased $59.4 million, or 51.3%, to $175.2 million. The increase was driven by our core leasing revenue, which grew $48.3 million, or 56.2%, due to increased units on rent driven by significant increases in delivery activity during 2021 and into the first half of 2022 as economic activity rebounded versus 2020, recent acquisition activity, and increased pricing. Delivery and installation revenues increased $13.7 million, or 58.3%, driven by increased demand for new project deliveries, and by increased pricing on new deliveries and returns as compared to 2021. The increases to leasing revenue and delivery and installation revenues in the NA Storage segment were also impacted as a result of transitioning the majority of the portable storage product business within the NA Modular segment to the NA Storage segment in the third quarter of 2021. Rental unit sales decreased $2.1 million, or 47.7%, and new unit sales decreased $0.5 million, or 26.3% given constrained container supply.
NA Storage revenue drivers for the three months ended June 30, 2022 included:
•Portable storage average monthly rental rate of $186, increased 23.2% year over year as a result of our price management tools and processes, further supported by tight supply of portable storage containers in the markets in which we operate. Modular space average monthly rental rate of $683 increased 19.2% year over year as a result of price optimization and early benefits from increased VAPS penetration opportunities.
•Average portable storage units on rent increased 42,859, or 38.0%, year over year. Increases in organic activity in 2021 and the first half of 2022 drove an increase in average portable storage units on rent of approximately 11% or 12,000 units on rent. Of the remaining increase, approximately 18,700 units on rent were driven by units added in recent acquisitions, and approximately 12,000 units on rent were driven by transitioning the portable storage product business within the NA Modular segment to the NA Storage segment, which occurred in the third quarter of 2021. Combined, average portable storage units on rent for the NA Storage and NA Modular segments increased approximately 30,034 units, or 23.8%. Average modular space units on rent increased 1,697, or 10.4%, year over year driven by increases in organic delivery activity as well as due to units on rent acquired.
•Average portable storage monthly utilization increased 940 bps to 85.5% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Average modular space monthly utilization decreased 420 bps to 74.2% for three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
•Generated consolidated net income of $73.4 million for the three months ended June 30, 2022 representing an increase of $53.0 million, or 259.8%, versus the three months ended June 30, 2021, and included $5.2 million of discrete costs expensed in the period related to integration costs.
•Generated Adjusted EBITDA of $233.3 million for the three months ended June 30, 2022, representing an increase of $57.8 million, or 32.9%, as compared to the same period in 2021. This increase was driven primarily by increased leasing gross profit.
▪Consolidated Adjusted EBITDA Margin was 40.1% in the second quarter of 2022 and increased 200 bps versus prior year driven by increased leasing and delivery and installation margins as a result of increased volumes and pricing, partially offset by increased selling, general and administrative expense.
•Generated Free Cash Flow of $69.4 million for the three months ended June 30, 2022 representing a decrease of $12.7 million as compared to the same period in 2021. Net cash provided by operating activities increased $48.8 million to $188.3 million. Net cash used in investing activities excluding acquisitions increased by $61.4 million to $118.9 million to support increases in delivery activity during 2022 as economic activity rebounded versus 2021, and the related unit on rent growth.
•Returned $249.5 million to shareholders through stock and warrant repurchases and closed four acquisitions totaling approximately 4,100 storage units and 1,000 modular units for $46.4 million in cash, net of cash acquired, during the three months ended June 30, 2022. We believe the predictability of our free cash flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, continuing our deleveraging trajectory, opportunistically executing accretive acquisitions, and returning capital to shareholders.

Consolidated Results of Operations
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Our condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021 are presented below.

	Three Months Ended June 30,		2022 vs. 2021 $ Change
(in thousands)	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$428,620	$343,179	$85,441
Delivery and installation	125,403	91,680	33,723
Sales revenue:
New units	11,094	11,008	86
Rental units	16,525	15,235	1,290
Total revenues	581,642	461,102	120,540
Costs:
Costs of leasing and services:
Leasing	96,912	83,032	13,880
Delivery and installation	93,587	77,153	16,434
Costs of sales:
New units	6,139	7,052	(913)
Rental units	8,955	8,162	793
Depreciation of rental equipment	67,176	62,893	4,283
Gross profit	308,873	222,810	86,063
Expenses:
Selling, general and administrative	162,164	122,387	39,777
Other depreciation and amortization	19,054	21,622	(2,568)
Lease impairment expense and other related charges	(9)	474	(483)
Restructuring costs	(86)	6,960	(7,046)
Currency (gains) losses, net	(127)	33	(160)
Other (income) expense, net	(3,784)	719	(4,503)
Operating income	131,661	70,615	61,046
Interest expense	33,574	29,212	4,362
Fair value loss on common stock warrant liabilities	—	(610)	610
Loss on extinguishment of debt	—	2,814	(2,814)
Income before income tax	98,087	39,199	58,888
Income tax expense	24,711	18,828	5,883
Net income	$73,376	$20,371	$53,005
Comparison of Three Months Ended June 30, 2022 and 2021
Revenue: Total revenue increased $120.5 million, or 26.1%, to $581.6 million for the three months ended June 30, 2022 from $461.1 million for the three months ended June 30, 2021. Leasing revenue increased $85.4 million, or 24.9%, as compared to the same period in 2021 driven by improved pricing and value added products, and an increase of 32,056 average portable storage units on rent driven by significant increases in delivery activity during 2021 and into the first half of 2022 as economic activity rebounded versus 2020 and recent acquisition activity. Delivery and installation revenues increased $33.7 million, or 36.8%, due to increased overall activity. Rental unit sales increased $1.3 million, or 8.6%, and new unit sales increased $0.1 million, or 0.9%. We estimate that recent acquisitions completed over the past four quarters contributed approximately $19.0 million to total revenues for three months ended June 30, 2022.
Total average units on rent for the three months ended June 30, 2022 and 2021 were 296,794 and 262,204, respectively, representing an increase of 34,590, or 13.2%. Portable storage average units on rent increased by 32,056 units, or 21.1%, for the three months ended June 30, 2022 driven by strong demand. The average portable storage unit utilization rate during the three months ended June 30, 2022 was 86.0%, as compared to 77.7% during the same period in 2021. Modular space average units on rent increased 2,534 units, or 2.3%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 driven primarily by acquisitions. The average modular space unit utilization rate during the three months ended June 30, 2022 was 68.8%, as compared to 70.3% during the same period in 2021.
Modular space average monthly rental rates increased 15.9% to $853 for the three months ended June 30, 2022. Improved pricing was achieved across all relevant segments. Average modular space monthly rental rates increased by $130, or 16.2%, to $931 in the NA Modular segment and by $110, or 19.2%, in the NA Storage segment. Increases were driven by a continuation of our long-term price optimization initiative and VAPS penetration opportunities across our NA Modular segment as well as by some early application of these same price management tools and processes across the NA Storage segment. NA Storage also began to see early benefits from increased VAPS penetration opportunities.
Average portable storage monthly rental rates increased 23.7% to $172 for the three months ended June 30, 2022 driven by our price management tools and processes, further supported by tight supply of portable storage containers in the markets in which we operate.
Gross Profit: Our gross profit percentage was 53.1% and 48.3% for the three months ended June 30, 2022 and 2021, respectively. Our adjusted gross profit percentage, which excludes the effects of depreciation, was 64.7% and 62.0% for the three months ended June 30, 2022 and 2021, respectively. Gross profit increased $86.1 million, or 38.6%, to $308.9 million for the three months ended June 30, 2022 from $222.8 million for the three months ended June 30, 2021. The increase in gross profit was a result of a $71.5 million increase in leasing gross profit, increased delivery and installation gross profit of $17.3 million and increased new and rental unit sale margins of $1.6 million. These increases were primarily a result of increased revenues due to favorable average monthly rental rates across both portable storage and modular space units, increased pricing on delivery and installation, as well as due to higher units on rent and increased activity levels driving higher delivery and installation revenues, partially offset by increased variable costs during the period as a result of higher activity levels in the current quarter and inflationary pressures across many of our cost categories. Depreciation increased $4.3 million as a result of capital investments made over the past twelve months in our existing rental equipment, including the impact of recent acquisitions.
SG&A: Selling, general and administrative expense ("SG&A") increased $39.8 million, or 32.5%, to $162.2 million for the three months ended June 30, 2022, compared to $122.4 million for the three months ended June 30, 2021. Employee costs excluding stock compensation increased $15.3 million, or 28.2%, driven by a 16% increase in SG&A headcount to support both organic and inorganic growth, and increased variable compensation as a result of the growth achieved. Stock compensation expense increased $4.6 million to $9.3 million for the three months ended June 30, 2022, compared to $4.7 million for the three months ended June 30, 2021. Integration costs decreased $2.4 million to $5.2 million for the three months ended June 30, 2022, compared to $7.6 million for the three months ended June 30, 2021. The remaining increases were primarily driven by increased economic activity, including increased occupancy and office costs, legal and professional fees, travel expenses, and marketing cost increases.
Other Depreciation and Amortization: Other depreciation and amortization decreased $2.5 million to $19.1 million for the three months ended June 30, 2022 compared to $21.6 million for the three months ended June 30, 2021. The decrease was driven by a reduction in depreciation of buildings and office equipment.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges were $0 for the three months ended June 30, 2022 as compared to $0.5 million for the three months ended June 30, 2021. The decrease resulted from fewer closed locations during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Restructuring Costs: Restructuring costs were $7.0 million for the three months ended June 30, 2021 primarily driven by employee termination costs resulting from the elimination of positions due to the Merger.
Currency (Gains) Losses, net: Currency (gains) losses, net changed by $0.1 million to a $0.1 million gain for the three months ended June 30, 2022 from $0 for the three months ended June 30, 2021. This change was primarily attributable to the impact of foreign currency exchanges rate changes on intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.
Other (Income) Expense, net: Other (income) expense, net was $3.8 million of income for the three months ended June 30, 2022 compared to $0.7 million of expense for the three months ended June 30, 2021. Other income, net of $3.8 million for the three months ended June 30, 2022 was primarily related to insurance proceeds received related to Hurricane Ida in the Gulf Coast area of the United States.
Interest Expense: Interest expense increased $4.4 million, or 15.1%, to $33.6 million for the three months ended June 30, 2022 from $29.2 million for the three months ended June 30, 2021 due to both an increase in outstanding borrowings and an increase in the weighted average interest rate for borrowings under the ABL Facility prior to the June 30, 2022 amendment to the credit facility. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Fair Value Loss on Common Stock Warrant Liabilities: The fair value loss on common stock warrant liabilities was $0.6 million for the three months ended June 30, 2021, primarily due to the change in estimated fair value of common stock warrant liabilities. Subsequent to May 2021, no 2015 Private Warrants were outstanding, and as a result, there was no fair value loss on common stock warrant liabilities recorded for the three months ended June 30, 2022.
Loss on Extinguishment of Debt: During the three months ended June 30, 2021, the Company redeemed 10% of the outstanding principal, $58.5 million, of its 2025 Secured Notes and recorded a loss on extinguishment of debt of $2.8 million comprised of a redemption premium of $1.8 million and write off of unamortized deferred financing fees of $1.0 million. There was no similar transaction in the three months ended June 30, 2022.
Income Tax Expense: Income tax expense increased $5.9 million to $24.7 million for the three months ended June 30, 2022 compared to $18.8 million for the three months ended June 30, 2021. The increase in expense was driven by the pre-tax income increase for the three months ended June 30, 2022. The tax expense for the three months ended June 30, 2021 included the impact of the UK statutory rate increase enactment.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Our condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021 are presented below.

	Six Months Ended June 30,		2022 vs. 2021 $ Change
(in thousands)	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$821,812	$658,841	$162,971
Delivery and installation	225,734	175,184	50,550
Sales revenue:
New units	17,691	21,963	(4,272)
Rental units	25,299	30,437	(5,138)
Total revenues	1,090,536	886,425	204,111
Costs:
Costs of leasing and services:
Leasing	185,790	152,927	32,863
Delivery and installation	175,102	147,289	27,813
Costs of sales:
New units	10,465	14,161	(3,696)
Rental units	14,099	17,267	(3,168)
Depreciation of rental equipment	129,392	118,591	10,801
Gross profit	575,688	436,190	139,498
Expenses:
Selling, general and administrative	312,374	239,716	72,658
Other depreciation and amortization	38,658	39,946	(1,288)
Lease impairment expense and other related charges	254	1,727	(1,473)
Restructuring costs	(86)	10,102	(10,188)
Currency losses, net	11	69	(58)
Other income, net	(5,093)	(1,269)	(3,824)
Operating income	229,570	145,899	83,671
Interest expense	64,564	59,176	5,388
Fair value loss on common stock warrant liabilities	—	26,597	(26,597)
Loss on extinguishment of debt	—	5,999	(5,999)
Income before income tax	165,006	54,127	110,879
Income tax expense	40,459	29,309	11,150
Net income	$124,547	$24,818	$99,729

Comparison of Six Months Ended June 30, 2022 and 2021
Revenue: Total revenue increased $204.1 million, or 23.0%, to $1,090.5 million for the six months ended June 30, 2022 from $886.4 million for the six months ended June 30, 2021. Leasing revenue increased $163.0 million, or 24.7%, as compared to the same period in 2021 driven by an increase of 35,501 average modular space and portable storage units on rent as a result of increased economic activity, acquisitions, and improved pricing and value added products. Delivery and installation revenues increased $50.5 million, or 28.8%, due to increased overall activity and increased pricing. Rental unit sales decreased $5.1 million, or 16.8%, and new unit sales decreased $4.3 million, or 19.5%.
Total average units on rent for the six months ended June 30, 2022 and 2021 were 294,525 and 259,024, respectively. Modular space average units on rent increased 2,140 units, or 1.9%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Modular space average monthly rental rates increased 18.9% to $836 for the six months ended June 30, 2022. Portable storage average units on rent increased by 33,361 units, or 22.4%, for the six months ended June 30, 2022. Average portable storage monthly rental rates increased 19.7% to $164 for the six months ended June 30, 2022. The average modular space unit utilization rate during the six months ended June 30, 2022 was 68.9%, as compared to 70.3% during the same period in 2021. The average portable storage unit utilization rate during the six months ended June 30, 2022 was 85.0%, as compared to 76.1% during the same period in 2021.
Gross Profit: Our gross profit percentage was 52.8% and 49.2% for the six months ended June 30, 2022 and 2021, respectively. Our adjusted gross profit percentage, which excludes the effects of depreciation, was 64.7% and 62.6% for the six months ended June 30, 2022 and 2021, respectively. Gross profit increased $139.5 million, or 32.0%, to $575.7 million for the six months ended June 30, 2022 from $436.2 million for the six months ended June 30, 2021. The increase in gross profit was a result of a $130.1 million increase in leasing gross profit and increased delivery and installation gross profit of $22.7 million, partially offset by decreased new and rental unit sale margins of $2.5 million. The increases in leasing gross profit and delivery and installation gross profit were driven by favorable average monthly rental rates on modular space and portable storage units, increased pricing on delivery and installation, as well as due to higher units on rent and increased activity levels driving higher delivery and installation revenues. Depreciation increased to $129.4 million as a result of fleet acquired through acquisitions and capital investments made in our existing rental equipment.
SG&A: SG&A increased $72.7 million, or 30.3%, to $312.4 million for the six months ended June 30, 2022, compared to $239.7 million for the six months ended June 30, 2021. Employee costs excluding stock compensation increased $32.0 million, or 29.5%, driven by recent investments in new roles to fund both organic and inorganic growth, and increased variable compensation as a result of the growth achieved. Stock compensation expense increased $7.5 million to $15.7 million for the six months ended June 30, 2022, compared to $8.2 million for the six months ended June 30, 2021. Integration costs decreased $5.7 million to $9.3 million for the six months ended June 30, 2022, compared to $15.0 million for the six months ended June 30, 2021. The remaining increases were primarily driven by increased economic activity, including increased occupancy and office costs, legal and professional fees, travel expenses and marketing cost increases.
Other Depreciation and Amortization: Other depreciation and amortization decreased $1.2 million to $38.7 million for the six months ended June 30, 2022 compared to $39.9 million for the six months ended June 30, 2021.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges was $0.3 million for the six months ended June 30, 2022 as compared to $1.7 million for the six months ended June 30, 2021.
Restructuring Costs: In the six months ended June 30, 2021, the Company recorded $10.1 million of restructuring costs primarily as a result of employee termination costs from the elimination of positions due to the Merger. Employee termination costs of $5.8 million were settled in stock, which is non-cash, non-recurring and not included in stock compensation expense.
Currency Losses, Net: Currency losses, net decreased by $0.1 million to $0 for the six months ended June 30, 2022 from $0.1 million for the six months ended June 30, 2021. This decrease was primarily attributable to the impact of foreign currency exchanges rate changes on intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.
Other Income, Net: Other income, net was $5.1 million for the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021. The increase was primarily attributable to insurance proceeds received related to Hurricane Ida in the Gulf Coast area of the United States.
Interest Expense: Interest expense increased $5.4 million to $64.6 million for the six months ended June 30, 2022 from $59.2 million for the six months ended June 30, 2021 due to both an increase in outstanding borrowings and an increase in the weighted average interest rate for borrowings under the ABL Facility prior to the June 30, 2022 amendment to the credit facility. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Fair Value Loss on Common Stock Warrant Liabilities: The fair value loss on common stock warrant liabilities was $26.6 million for the six months ended June 30, 2021, primarily due to the change in estimated fair value of common stock warrant liabilities. Subsequent to May 2021, no 2015 Private Warrants were outstanding, and as a result, there was no fair value loss on common stock warrant liabilities recorded for the six months ended June 30, 2022.
Loss on Extinguishment of Debt: During the six months ended June 30, 2021, the Company redeemed $123.5 million of the outstanding principal of its 2025 Secured Notes and recorded a loss on extinguishment of debt of $6.0 million. There was no similar transaction in the six months ended June 30, 2022.
Income Tax Expense: Income tax expense increased $11.2 million to expense of $40.5 million for the six months ended June 30, 2022 compared to $29.3 million for the six months ended June 30, 2021. The increase in expense was driven by the pre-tax income increase for the six months ended June 30, 2022. The tax expense for the six months ended June 30, 2021 included the impact of the UK statutory rate increase enactment.

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
The following tables and discussion summarize our reportable segment financial information for the three and six months ended June 30, 2022 and 2021.
Comparison of Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$347,670	$175,220	$26,666	$32,086	$581,642
Gross profit	$153,808	$121,404	$17,089	$16,572	$308,873
Adjusted EBITDA	$127,881	$80,762	$12,230	$12,462	$233,335
Capital expenditures for rental equipment	$82,482	$34,282	$7,604	$5,785	$130,153
Average modular space units on rent	86,558	18,057	8,387	—	113,002
Average modular space utilization rate	67.6%	74.2%	71.0%	—%	68.8%
Average modular space monthly rental rate	$931	$683	$409	$—	$853
Average portable storage units on rent	476	155,721	27,595	—	183,792
Average portable storage utilization rate	53.7%	85.5%	89.8%	—%	86.0%
Average portable storage monthly rental rate	$211	$186	$93	$—	$172
Average tank and pump solutions rental fleet utilization based on original equipment cost	N/A	N/A	N/A	75.7%	75.7%

	Three Months Ended June 30, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$289,382	$115,794	$28,432	$27,494	$461,102
Gross profit	$116,136	$75,721	$17,937	$13,016	$222,810
Adjusted EBITDA	$103,545	$49,526	$12,328	$10,096	$175,495
Capital expenditures for rental equipment	$49,364	$8,773	$4,226	$2,919	$65,282
Average modular space units on rent	84,754	16,360	9,354	—	110,468
Average modular space utilization rate	67.7%	78.4%	84.3%	—%	70.3%
Average modular space monthly rental rate	$801	$573	$438	$—	$736
Average portable storage units on rent	13,301	112,862	25,573	—	151,736
Average portable storage utilization rate	69.8%	76.1%	91.8%	—%	77.7%
Average portable storage monthly rental rate	$133	$151	$88	$—	$139
Average tank and pump solutions rental fleet utilization based on original equipment cost	N/A	N/A	N/A	71.2%	71.2%
NA Modular
Revenue: Total revenue increased $58.3 million, or 20.1%, to $347.7 million for the three months ended June 30, 2022 from $289.4 million for the three months ended June 30, 2021. The increase was primarily the result of a $34.4 million, or 15.8%, increase in leasing revenue, an $18.8 million, or 34.2%, increase in modular delivery and installation revenue, a $3.4 million, or 34.0%, increase in rental unit sales revenue and a $1.6 million, or 23.2%, increase in new unit sales. The increases to leasing revenue and delivery and installation revenues were partially offset by declines in revenues for portable storage units as a result of transitioning the majority of the portable storage product business within the NA Modular segment to the NA

Storage segment during the third quarter of 2021. Approximately 12,000 units were transferred during the third quarter of 2021 to the NA Storage segment, reallocating approximately $5.0 million of revenue from the NA Modular segment to the NA Storage segment relative to the three months ended June 30, 2021. Average modular space monthly rental rates increased 16.2% for the three months ended June 30, 2022 to $931 driven by the continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio. Average modular space units on rent increased by 1,804 units, or 2.1%, year over year.
Gross Profit: Gross profit increased $37.7 million, or 32.5%, to $153.8 million for the three months ended June 30, 2022 from $116.1 million for the three months ended June 30, 2021. Gross profit percentage increased 410 bps to 44.2%. The increase in gross profit was driven by higher leasing gross profit, which increased $27.9 million, or 17.9%, driven by improved pricing including VAPS. The increase in gross profit from leasing for the three months ended June 30, 2022 was further complemented by an $11.0 million increase in delivery and installation gross profit, a $1.6 million increase in rental unit sales gross profit, and a $1.8 million increase in new unit sales gross profit. These increases were partially offset by a $4.6 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment and additional depreciation from recent acquisitions.
Adjusted EBITDA: Adjusted EBITDA increased $24.4 million, or 23.6%, to $127.9 million for the three months ended June 30, 2022 from $103.5 million for the three months ended June 30, 2021. Adjusted EBITDA margin percentage increased 100 bps to 36.8%. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $22.0 million, or 34.7%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 driven primarily by increased costs for personnel, including commissions and other variable compensation, the return of more normal travel expenses, and increased subscription, legal and professional fees.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $33.1 million, or 67.0%, to $82.5 million for the three months ended June 30, 2022 from $49.4 million for the three months ended June 30, 2021. Net CAPEX increased $34.5 million, or 90.1%, to $72.8 million. These increases were driven by increased refurbishments, and increased new fleet and VAPS purchases.
NA Storage
Revenue: Total revenue increased $59.4 million, or 51.3%, to $175.2 million for the three months ended June 30, 2022 from $115.8 million for the three months ended June 30, 2021. Leasing revenues increased $48.3 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 10.4% and average modular space monthly rental rates increased 19.2% year-over-year driven primarily by increased pricing on new deliveries. Portable storage units on rent increased 42,859, or 38.0%, driven by increased organic economic activity (approximately 12,000 units on rent increase) and acquisitions (approximately 18,700 units on rent increase), and due to the transfer of approximately 12,000 portable storage units on rent from the NA Modular segment, which occurred in the third quarter of 2021. Combined, average portable storage units on rent for the NA Storage and NA Modular segments increased approximately 30,034 units, or 23.8%. Average portable storage monthly rental rates increased 23.2% year-over-year also as a result of increased pricing on new deliveries. Delivery and installation revenues increased $13.7 million year-over-year driven by the increase in overall volumes. Sales revenues decreased $2.6 million compared to the prior-year quarter.
Gross Profit: Gross profit increased by $45.7 million, or 60.4%, to $121.4 million for the three months ended June 30, 2022 compared to $75.7 million for the three months ended June 30, 2021. Gross profit percentage increased 390 bps to 69.3%. Gross profit on leasing activity increased by $40.7 million year-over-year driven both by increased volume and pricing as described above. For delivery and installation, gross profit increased $6.8 million. Sales gross profit decreased by $1.5 million to $1.1 million.
Adjusted EBITDA: Adjusted EBITDA increased $31.3 million, or 63.2%, to $80.8 million for the three months ended June 30, 2022 from $49.5 million for the three months ended June 30, 2021. Adjusted EBITDA margin percentage increased 332 bps to 46.1%. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. Excluding acquisition costs and stock-based compensation, SG&A increased $14.8 million in this segment. The increase was comprised of increased costs for personnel, including commissions and other variable compensation to support increased commercial activity, the return of more normal travel expenses, and increased subscription and professional fees.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $25.5 million, or 289.8%, to $34.3 million for the three months ended June 30, 2022 from $8.8 million for the three months ended June 30, 2021. Net CAPEX decreased $1.8 million, or 6.5%, to $25.7 million. The increase in purchases of rental equipment and refurbishments was driven primarily by increased purchases of portable storage containers during the period to support organic growth.
UK Storage
Revenue: Total revenue decreased $1.7 million, or 6.0%, to $26.7 million for the three months ended June 30, 2022 from $28.4 million for the three months ended June 30, 2021. In local currency total revenues increased 4.4%. Leasing revenues decreased $0.8 million in the current quarter compared to the prior-year quarter. Modular space average units on rent decreased 10.3%, while portable storage units on rent increased 7.9%. Average monthly rental rates for modular space units decreased 6.6% and average monthly rental rates for portable storage units increased 5.7% year-over-year, including the impacts of currency fluctuations. In local currency, average monthly rental rates for modular space units increased 3.8% and average monthly rental rates for portable storage increased 17.5% year-over-year. Delivery and installation revenues decreased $0.5 million year-over-year. Sales revenues decreased $0.4 million compared to the prior-year quarter.
Gross Profit: Gross profit decreased $0.8 million, or 4.5%, for the three months ended June 30, 2022 to $17.1 million from $17.9 million for the three months ended June 30, 2021. In local currency, gross profit increased $0.8 million, or 6.0%.
Adjusted EBITDA: Adjusted EBITDA decreased $0.1 million, or 0.8%, to $12.2 million for three months ended June 30, 2022 from $12.3 million for the three months ended June 30, 2021 and the Adjusted EBITDA margin percentage expanded to 45.7% from 41.0%. The decrease results primarily from the unfavorable gross profit discussed above, partially offset by decreased SG&A of $0.9 million. In local currency, Adjusted EBITDA increased $0.9 million, or 10.4%.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $3.4 million, or 81.0%, to $7.6 million for the three months ended June 30, 2022 from $4.2 million for the three months ended June 30, 2021. Net CAPEX decreased $1.7 million, or 27.9%, to $4.4 million. The increase in purchases of rental equipment and refurbishments was driven primarily by increased purchases of portable storage containers during the period to support organic growth.
Tank & Pump
Revenue: Total revenue increased $4.6 million, or 16.7%, to $32.1 million for the three months ended June 30, 2022 from $27.5 million for the three months ended June 30, 2021. This increase was driven by increased average original equipment cost ("OEC") rental fleet utilization, which increased 450 bps to 75.7% for the three months ended June 30, 2022 from 71.2% for the three months ended June 30, 2021.
Gross Profit: Gross profit increased $3.6 million, or 27.7%, for the three months ended June 30, 2022 to $16.6 million from $13.0 million for the three months ended June 30, 2021. This increase was driven by increased gross profit for leasing activity, which increased $3.3 million driven by the increased revenue as discussed above.
Adjusted EBITDA: Adjusted EBITDA increased $2.4 million, or 23.8%, to $12.5 million for the three months ended June 30, 2022 from $10.1 million for the three months ended June 30, 2021 and the Adjusted EBITDA margin percentage expanded to 38.8% from 36.7%. The increase in Adjusted EBITDA was driven by the increased gross profit discussed above, partially offset by a $0.7 million increase in SG&A driven primarily by increased personnel costs, including commissions and other variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $2.9 million, or 100.0%, to $5.8 million for the three months ended June 30, 2022 from $2.9 million for the three months ended June 30, 2021. Net CAPEX increased $2.6 million, or 86.7%, to $5.6 million. These increases were driven primarily by increased purchases of rental fleet during the period to support organic growth given high utilization, as well as by reduced proceeds from sales of units from the rental fleet units given high utilization.
Comparison of Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30, 2022
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump		Total
Revenue	$647,356	$326,704	$54,106	$62,370		$1,090,536
Gross profit	$282,739	$226,534	$35,010	$31,405		$575,688
Adjusted EBITDA	$231,829	$144,587	$24,774	$23,968		$425,158
Capital expenditures for rental equipment	$140,059	$54,453	$17,219	$13,658		$225,389
Average modular space units on rent	85,783	18,308	8,420	—	—	112,511
Average modular space utilization rate	67.3%	75.3%	72.3%	—%		68.9%
Average modular space monthly rental rate	$908	$638	$418	$—		$836
Average portable storage units on rent	469	154,023	27,522	—		182,014
Average portable storage utilization rate	53.1%	84.4%	89.8%	—%		85.0%
Average portable storage monthly rental rate	$186	$176	$93	$—		$164
Average tank and pump solutions rental fleet utilization based on original equipment cost	N/A	N/A	N/A	75.8%		75.8%

	Six Months Ended June 30, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Tank and Pump	Total
Revenue	$555,606	$223,542	$55,439	$51,838	$886,425
Gross profit	$229,138	$148,340	$34,430	$24,282	$436,190
Adjusted EBITDA	$200,916	$95,848	$23,392	$18,924	$339,080
Capital expenditures for rental equipment	$88,499	$12,245	$10,996	$6,077	$117,817
Average modular space units on rent	84,737	16,399	9,235	—	110,371
Average modular space utilization rate	67.6%	78.9%	84.1%	—%	70.3%
Average modular space monthly rental rate	$769	$554	$420	$—	$703
Average portable storage units on rent	14,186	109,355	25,112	—	148,653
Average portable storage utilization rate	64.8%	75.0%	90.5%	—%	76.1%
Average portable storage monthly rental rate	$128	$150	$85	$—	$137
Average tank and pump solutions rental fleet utilization based on original equipment cost	N/A	N/A	N/A	69.3%	69.3%

NA Modular
Revenue: Total revenue increased $91.8 million, or 16.5%, to $647.4 million for the six months ended June 30, 2022 from $555.6 million for the six months ended June 30, 2021. The increase was primarily the result of a $67.8 million, or 16.3%, increase in leasing revenue, a $25.8 million, or 24.9% increase in delivery and installation revenues, offset by a $0.8 million, or 3.9%, decrease in rental unit sales revenue. The increases to leasing revenue and delivery and installation revenues were partially offset by declines in revenues for portable storage units as a result of transitioning the majority of the portable storage product business within the NA Modular segment to the NA Storage segment during the third quarter of 2021. Approximately 12,000 units were transferred during the third quarter to the NA Storage segment, reallocating approximately $5.0 million of revenue from NA Modular segment to the NA Storage segment relative to the first six months of 2021. Average modular space monthly rental rates increased 18.1% for the six months ended June 30, 2022 to $908 driven by the continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio. In addition to improved pricing, average modular space units on rent increased by 1,046 units, or 1.2%, year over year.
Gross Profit: Gross profit increased $53.6 million, or 23.4%, to $282.7 million for the six months ended June 30, 2022 from $229.1 million for the six months ended June 30, 2021. The increase in gross profit was driven by higher leasing gross profit, which increased $48.3 million, or 15.9%, driven by improved pricing including VAPS and increased modular unit on rent volumes, partially offset by the transfer of portable storage units to the NA Storage segment discussed above, and a $13.7 million increase in delivery and installation gross profit driven by volumes and improved pricing. These increases were further complemented by a $0.9 million increase in new sales gross profit. These increases were partially offset by a $0.3 million decrease in rental unit sales gross profit and an $8.8 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment.
Adjusted EBITDA: Adjusted EBITDA increased $30.9 million, or 15.4%, to $231.8 million for the six months ended June 30, 2022 from $200.9 million for the six months ended June 30, 2021. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $37.1 million, or 29.5%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 primarily driven by employee and occupancy costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $51.6 million, or 58.3%, to $140.1 million for the six months ended June 30, 2022 from $88.5 million for the six months ended June 30, 2021

NA Storage
Revenue: Total revenue increased $103.2 million, or 46.2%, to $326.7 million for the six months ended June 30, 2022 from $223.5 million for the six months ended June 30, 2021. The increase was primarily the result of a $86.6 million, or 52.1%, increase in leasing revenue, a $22.2 million, or 49.4% increase in delivery and installation revenues, and a $3.9 million, or 47.0%, decrease in rental unit sales revenue. Average portable storage monthly rental rates increased 17.3% for the six months ended June 30, 2022 to $176. Average portable storage units on rent increased by 44,668 units, or 40.8%, year over year, driven by increased organic economic activity (approximately average 15,600 units on rent increase) and acquisitions (approximately average 17,100 units on rent increase), and due to the transfer of approximately 12,000 portable storage units on rent from the NA Modular segment, which occurred in the third quarter of 2021. Average modular space monthly rental rates increased 15.2% for the six months ended June 30, 2022 to $638 driven by the continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio. Average modular space units on rent increased by 1,909 units, or 11.6%, year over year.
Gross Profit: Gross profit increased $78.2 million, or 52.7%, to $226.5 million for the six months ended June 30, 2022 from $148.3 million for the six months ended June 30, 2021. Gross profit on leasing activity increased by $73.4 million year-over-year driven both by increased volume and pricing as described above. For delivery and installation, gross profit increased $9.6 million. Sales gross profit decreased by $2.5 million to $2.3 million.
Adjusted EBITDA: Adjusted EBITDA increased $48.8 million, or 50.9%, to $144.6 million for the six months ended June 30, 2022 from $95.8 million for the six months ended June 30, 2021. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $31.6 million, or 48.8%, for the six months ended June 30, 2022, as compared to the June 30, 2021 primarily driven by employee and occupancy costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $42.3 million, or 346.7%, to $54.5 million for the six months ended June 30, 2022 from $12.2 million for the six months ended June 30, 2021. The increase in purchases of rental equipment and refurbishments was driven primarily by increased purchases of portable storage containers during the period to support organic growth.

UK Storage
Revenue: Total revenue decreased $1.3 million, or 2.3%, to $54.1 million for the six months ended June 30, 2022 from $55.4 million for the six months ended June 30, 2021. The decrease was primarily the result of a $0.8 million, or 6.3%, decrease in delivery and installation revenues and a $1.6 million, or 72.7%, decrease in new unit sales revenue, partially offset by a $1.0 million, or 2.5%, increase in leasing revenue. Average portable storage monthly rental rates increased 9.4% for the six months ended June 30, 2022 to $93. Average portable storage units on rent increased by 2,410 units, or 9.6%, year over year. Average modular space monthly rental rates decreased 0.5% for the six months ended June 30, 2022 to $418. Average modular space units on rent decreased by 815 units, or 8.8%, year over year. In local currency, average portable storage monthly rental rates increased 17.5% for the six months ended June 30, 2022 to £74, and average modular space monthly rental rates increased 3.8% for the six months ended June 30, 2022 to £325.
Gross Profit: Gross profit increased $0.6 million, or 1.7%, to $35.0 million for the six months ended June 30, 2022 from $34.4 million for the six months ended June 30, 2021. Gross profit on leasing activity increased by $1.6 million year-over-year driven both by increased volume and pricing as described above. For delivery and installation, gross profit decreased $0.7 million. Sales gross profit decreased by $0.3 million to $0.5 million.
Adjusted EBITDA: Adjusted EBITDA increased $1.4 million, or 6.0%, to $24.8 million for the six months ended June 30, 2022 from $23.4 million for the six months ended June 30, 2021. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, decreased $0.8 million, or 6.0%, for the six months ended June 30, 2022, as compared to the June 30, 2021 primarily driven by employee and occupancy costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $6.2 million, or 56.4%, to $17.2 million for the six months ended June 30, 2022 from $11.0 million for the six months ended June 30, 2021.

Tank & Pump
Revenue: Total revenue increased $10.6 million, or 20.5%, to $62.4 million for the six months ended June 30, 2022 from $51.8 million for the six months ended June 30, 2021. This increase was driven by increased average original equipment cost ("OEC") rental fleet utilization, which increased 650 bps to 75.8% for the six months ended June 30, 2022 from 69.3% for the six months ended June 30, 2021.
Gross Profit: Gross profit increased $7.1 million, or 29.2%, to $31.4 million for the six months ended June 30, 2022 from $24.3 million for the six months ended June 30, 2021. Gross profit on leasing activity increased by $6.8 million year-over-year driven by both increased volume and pricing. For delivery and installation, gross profit increased $0.3 million. Sales gross profit decreased by $0.2 million to $0.6 million.
Adjusted EBITDA: Adjusted EBITDA increased $5.0 million, or 26.2%, to $24.0 million for the six months ended June 30, 2022 from $19.0 million for the six months ended June 30, 2021. The increase in Adjusted EBITDA was driven by the increased gross profit discussed above, partially offset by a $1.9 million increase in SG&A expense driven primarily by increased personnel costs, including commissions and other variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $7.6 million, or 124.6%, to $13.7 million for the six months ended June 30, 2022 from $6.1 million for the six months ended June 30, 2021.

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

The following table provides unaudited reconciliations of Net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net income	$73,376	$20,371	$124,547	$24,818
Income tax expense	24,711	18,828	40,459	29,309
Loss on extinguishment of debt	—	2,814	—	5,999
Fair value (gain) loss on common stock warrant liabilities	—	(610)	—	26,597
Interest expense	33,574	29,212	64,564	59,176
Depreciation and amortization	86,230	84,515	168,050	158,537
Currency (gains) losses, net	(127)	33	11	69
Restructuring costs, lease impairment expense and other related charges	(95)	7,434	168	11,829
Transaction costs	22	—	41	844
Integration costs	5,203	7,622	9,291	14,964
Stock compensation expense	9,292	4,707	15,687	8,221
Other	1,149	569	2,340	(1,283)
Adjusted EBITDA	$233,335	$175,495	$425,158	$339,080

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$73,376	$20,371	$124,547	$24,818
Fair value (gain) loss on common stock warrant liabilities	—	(610)	—	26,597
Net Income Excluding Gain/Loss from Warrants	$73,376	$19,761	$124,547	$51,415

Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Management believes that the presentation of Adjusted EBITDA Margin provides useful information to investors regarding the performance of our business. The following table provides an unaudited reconciliation of Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA (A)	$233,335	$175,495	$425,158	$339,080
Revenue (B)	581,642	461,102	1,090,536	886,425
Adjusted EBITDA Margin (A/B)	40.1%	38.1%	39.0%	38.3%
Net Income (C)	$73,376	$20,371	$124,547	$24,818
Net Income Margin % (C/B)	12.6%	4.4%	11.4%	2.8%

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
The following table provides unaudited reconciliations of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Revenue (A)	$581,642	$461,102	$1,090,536	$886,425

Gross profit (B)	$308,873	$222,810	$575,688	$436,190
Depreciation of rental equipment	67,176	62,893	129,392	118,591
Adjusted Gross Profit (C)	$376,049	$285,703	$705,080	$554,781

Gross Profit Percentage (B/A)	53.1%	48.3%	52.8%	49.2%
Adjusted Gross Profit Percentage (C/A)	64.7%	62.0%	64.7%	62.6%
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Total purchases of rental equipment and refurbishments	$(130,153)	$(65,282)	$(225,389)	$(117,817)
Total proceeds from sale of rental equipment	20,526	15,235	35,080	30,437
Net CAPEX for Rental Equipment	(109,627)	(50,047)	(190,309)	(87,380)
Purchase of property, plant and equipment	(9,772)	(10,143)	(20,253)	(17,450)
Proceeds from sale of property, plant and equipment	491	2,709	751	16,438
Net CAPEX	$(118,908)	$(57,481)	$(209,811)	$(88,392)

Liquidity and Capital Resources
Overview
WillScot Mobile Mini is a holding company that derives its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, borrowings under the ABL Facility (as defined below), and sales of equity and debt securities. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next twelve months.
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
Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”), and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility") together with the US Facility (collectively, the “ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros. Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool. At June 30, 2022, we had $2.0 billion outstanding principal and $1.0 billion of available borrowing capacity under the ABL Facility.
Cash Flow Comparison for the Six Months Ended June 30, 2022 and 2021
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets. The following summarizes our change in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash from operating activities	$333,853	$261,608
Net cash from investing activities	(313,738)	(88,392)
Net cash from financing activities	(20,802)	(182,913)
Effect of exchange rate changes on cash and cash equivalents	(306)	162
Net change in cash and cash equivalents	$(993)	$(9,535)
Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2022 was $333.9 million as compared to $261.6 million for the six months ended June 30, 2021, an increase of $72.3 million, or 27.6%. The increase was due to an increase of $87.6 million of net income, adjusted for non-cash items, partially offset by a decrease of $15.3 million in the net changes in operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2022 was $313.7 million as compared to $88.4 million for the six months ended June 30, 2021, an increase of $225.3 million. The increase in cash used in investing activities was driven by a $107.6 million increase in cash used for the purchase of rental equipment and refurbishments, a $103.9 million increase in cash used in acquisitions, net of cash acquired, a $15.7 million decrease in proceeds from sale of property, plant and equipment, and a $2.8 million increase in cash used for the purchase of property, plant and equipment, partially offset by a $4.7 million increase in proceeds from the sale of rental equipment.
Cash Flows from Financing Activities
Cash used in financing activities for the six months ended June 30, 2022 was $20.8 million as compared to $182.9 million for the six months ended June 30, 2021, a decrease of $162.1 million. The decrease was primarily due to a $219.6 million decrease in repayment of borrowings and a $66.7 million increase in receipts from borrowings, partially offset by a $104.9 million increase in the repurchase and cancellation of common stock and warrants.
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

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$188,326	$139,537	$333,853	$261,608
Purchase of rental equipment and refurbishments	(130,153)	(65,282)	(225,389)	(117,817)
Proceeds from sale of rental equipment	20,526	15,235	35,080	30,437
Purchase of property, plant and equipment	(9,772)	(10,143)	(20,253)	(17,450)
Proceeds from the sale of property, plant and equipment	491	2,709	751	16,438
Free Cash Flow	$69,418	$82,056	$124,042	$173,216
Cash flow from operations increased by $72.3 million or 27.6% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Cash used in investing activities excluding acquisitions increased by $121.4 million to support unit on rent and VAPS growth with leasing revenues up 24.7% year-over-year. Free cash flow of $124.0 million for the six months ended June 30, 2022 was down $49.2 million as compared to the six months ended June 30, 2021 which is consistent with the countercyclicality of free cash flow in our business.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes, and finance leases, totaling $3.1 billion as of June 30, 2022, $20.7 million of which is obligated to be repaid within the next twelve months. Refer to Note 9 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for equipment and office space. As of June 30, 2022, the Company had lease obligations of $275.9 million, with $60.4 million payable within the next twelve months.
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
There were no significant changes to our critical accounting policies during the six months ended June 30, 2022.

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $2.0 billion in outstanding principal under the ABL Facility at June 30, 2022.
To manage this risk, through May 2022, we maintained an interest rate swap agreement that effectively converted $400.0 million in aggregate notional amount of variable-rate debt under our ABL Facility into fixed-rate debt. The swap agreement provided for us to pay a fixed rate of 3.06% per annum on the outstanding debt in exchange for receiving a variable interest rate based on 1-month LIBOR. The effect was a synthetically fixed rate of 5.19% on the $400.0 million notional amount, when including the current applicable margin. The swap agreement terminated on May 29, 2022.
An increase in interest rates by 100 basis points on our ABL Facility would increase our quarter to date interest expense by approximately $4.7 million based on current outstanding borrowings.
Foreign Currency Risk
We currently generate the majority of our consolidated net revenues in the US, and the reporting currency for our consolidated financial statements is the US dollar. However, we are exposed to currency risk principally through our operations in Canada, Mexico, and the United Kingdom. For the operations outside the US, we bill customers primarily in their local currency, which is subject to foreign currency rate changes. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2022 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2022, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

ITEM 2.    Unregistered Sales of Equity Securities
The following table summarizes our purchase of Common Stock and equivalents during the second quarter of 2022:

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
April 1, 2022 to April 30, 2022	Common Stock - 1,052.4	$37.00	1,052.4	$840.3
	2018 Warrants - 0	N/A	N/A
May 1, 2022 to May 31, 2022	Common Stock - 1,837.0	$34.52	1,837.0	$776.4
	2018 Warrants - 12.6	$34.26	12.6
June 1, 2022 to June 31, 2022	Common Stock - 4,332.5	$33.84	4,332.5	$629.8
	2018 Warrants - 0	N/A	N/A
Total	7,234.5	$34.47	7,234.5

A share repurchase program authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. As of June 30, 2022, $629.8 million of the $1.0 billion share repurchase authorization remained available for use. In July 2022, the Company's Board of Directors approved an increase to the share repurchase program that authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

3.1(a)		Amended and Restated Certificate of Incorporation of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.1(b) of the Company's Current Report on Form 8-K, filed July 1, 2020).
3.1(b)
Certificate of Amendment to Amended and Restated Certificate of Incorporation of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed June 16, 2021).

3.1(c)
Certificate of Amendment of Certificate of Incorporation, filed June 3, 2022 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed June 3, 2022)

10.1
Transition, Separation and Release Agreement, dates as of April 21, 2022, by and between WillScot Mobile Mini Holdings Corp. and Christopher J. Miner (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed April 26, 2022)

10.2		Amended and Restated Employment Agreement with Hezron Lopez (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed June 6, 2022)
10.3
Fourth Amendment to the ABL Credit Agreement, dated as of June 30, 2022, by and among Williams Scotsman, Inc., Williams Scotsman Holdings Corp., the other Loan Parties thereto and Bank of America, N.A., as administrative agent, collateral agent and swingline lender (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed July 1, 2022)

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

WillScot Mobile Mini Holdings Corp.

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	August 4, 2022		Timothy D. Boswell
President & Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)