Form 10-Q
period 2022-09-30
WillScot Mobile Mini Holdings Corp.
filed 2022-11-03
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 208,889,811 shares at November 1, 2022.

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$15,442	$12,699
Trade receivables, net of allowances for credit losses of $56,127 and $46,160, respectively	439,309	368,856
Inventories	44,873	32,092
Prepaid expenses and other current assets	39,691	36,539
Assets held for sale - current	951	32,854
Total current assets	540,266	483,040
Rental equipment, net	3,227,735	2,946,008
Property, plant and equipment, net	311,526	282,247
Operating lease assets	225,955	235,344
Goodwill	1,064,582	1,078,699
Intangible assets, net	431,291	451,928
Other non-current assets	8,909	10,797
Assets held for sale - non-current	—	285,536
Total long-term assets	5,269,998	5,290,559
Total assets	$5,810,264	$5,773,599
Liabilities and equity
Accounts payable	$160,262	$110,270
Accrued expenses	123,300	95,592
Accrued employee benefits	53,477	65,927
Deferred revenue and customer deposits	212,005	159,612
Operating lease liabilities - current	51,971	51,103
Current portion of long-term debt	13,497	11,968
Liabilities held for sale - current	—	23,173
Total current liabilities	614,512	517,645
Long-term debt	2,935,800	2,676,985
Deferred tax liabilities	385,854	337,784
Operating lease liabilities - non-current	174,777	184,199
Other non-current liabilities	18,182	15,737
Liabilities held for sale - non-current	—	44,486
Long-term liabilities	3,514,613	3,259,191
Total liabilities	4,129,125	3,776,836
Commitments and contingencies (see Note 17)
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 211,243,820 and 223,939,527 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	3,112,076	3,616,902
Accumulated other comprehensive loss	(93,009)	(29,071)
Accumulated deficit	(1,337,950)	(1,591,090)
Total shareholders' equity	1,681,139	1,996,763
Total liabilities and shareholders' equity	$5,810,264	$5,773,599
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$447,535	$342,599	$1,226,206	$965,894
Delivery and installation	132,837	91,910	341,027	252,914
Sales revenue:
New units	9,901	15,370	26,232	35,915
Rental units	13,900	11,168	38,874	40,911
Total revenues	604,173	461,047	1,632,339	1,295,634
Costs:
Costs of leasing and services:
Leasing	111,898	77,967	288,774	222,747
Delivery and installation	95,680	74,221	256,130	209,963
Costs of sales:
New units	6,007	11,175	15,469	24,322
Rental units	7,097	5,468	21,123	22,441
Depreciation of rental equipment	69,159	52,990	192,228	165,027
Gross profit	314,332	239,226	858,615	651,134
Expenses:
Selling, general and administrative	145,444	127,346	445,319	356,651
Other depreciation and amortization	17,066	16,459	50,895	51,793
Lease impairment expense and other related charges	—	601	254	2,328
Restructuring costs	—	1,856	(86)	11,956
Currency losses, net	236	127	247	196
Other (income) expense, net	(2,526)	1,475	(7,642)	202
Operating income	154,112	91,362	369,628	228,008
Interest expense	38,165	29,006	102,362	87,793
Fair value loss on common stock warrant liabilities	—	—	—	26,597
Loss on extinguishment of debt	—	—	—	5,999
Income from continuing operations before income tax	115,947	62,356	267,266	107,619
Income tax expense from continuing operations	30,219	5,243	67,167	32,341
Income from continuing operations	85,728	57,113	200,099	75,278

Discontinued operations:
Income from discontinued operations before income tax	10,802	5,391	24,488	14,255
Income tax expense from discontinued operations	1,986	1,401	5,496	3,612
Gain on sale of discontinued operations	34,049	—	34,049	—
Income from discontinued operations	42,865	3,990	53,041	10,643

Net income	$128,593	$61,103	$253,140	$85,921

Earnings per share from continuing operations:
Basic	$0.40	$0.25	$0.91	$0.33
Diluted	$0.39	$0.24	$0.89	$0.32
Earnings per share from discontinued operations:
Basic	$0.20	$0.02	$0.24	$0.05
Diluted	$0.20	$0.02	$0.24	$0.05
Earnings per share:
Basic	$0.60	$0.27	$1.15	$0.38
Diluted	$0.59	$0.26	$1.13	$0.37
Weighted average shares:
Basic	213,636,876	225,998,202	219,312,260	227,557,664
Diluted	217,927,725	231,868,397	223,933,319	234,084,800

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$128,593	$61,103	$253,140	$85,921
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense of $0 for both the three and nine months ended September 30, 2022 and $0 and $60 for the three and nine months ended September 30, 2021, respectively.	(37,733)	(11,162)	(67,435)	(3,035)
Net change in derivatives, net of income tax expense of $676 for the three months ended September 30, 2021, and $1,171 and $1,999 for the nine months ended September 30, 2022 and 2021, respectively.	—	2,206	3,497	6,529
Total other comprehensive (loss) income	(37,733)	(8,956)	(63,938)	3,494
Total comprehensive income	$90,860	$52,147	$189,202	$89,415

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity (Unaudited)

Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	223,940	$22	$3,616,902	$(29,071)	$(1,591,090)	$1,996,763
Net income	—	—	—	—	51,171	51,171
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Stock-based compensation and issuance of Common Stock from vesting	498	—	6,395	—	—	6,395
Repurchase and cancellation of Common Stock and warrants	(2,064)	—	(77,409)	—	—	(77,409)
Issuance of Common Stock from the exercise of options and warrants	800	—	3,313	—	—	3,313
Withholding taxes on net share settlement of stock-based compensation	—	—	(12,295)	—	—	(12,295)
Balance at March 31, 2022	223,174	22	3,536,906	(30,824)	(1,539,919)	1,966,185
Net income	—	—	—	—	73,376	73,376
Other comprehensive loss	—	—	—	(24,452)	—	(24,452)
Stock-based compensation and issuance of Common Stock from vesting	70	—	9,292	—	—	9,292
Repurchase and cancellation of Common Stock and warrants	(7,222)	—	(249,515)	—	—	(249,515)
Issuance of Common Stock from the exercise of options and warrants	69	—	139	—	—	139
Withholding taxes on net share settlement of stock-based compensation	—	—	(1,075)	—	—	(1,075)
Balance at June 30, 2022	216,091	22	3,295,747	(55,276)	(1,466,543)	1,773,950
Net income	—	—	—	—	128,593	128,593
Other comprehensive loss	—	—	—	(37,733)	—	(37,733)
Stock-based compensation and issuance of Common Stock from vesting	26	—	6,941	—	—	6,941
Repurchase and cancellation of Common Stock	(5,271)	—	(197,457)	—	—	(197,457)
Issuance of Common Stock from the exercise of options	398	—	7,363	—	—	7,363
Withholding taxes on net share settlement of stock-based compensation	—	—	(518)	—	—	(518)
Balance at September 30, 2022	211,244	$22	$3,112,076	$(93,009)	$(1,337,950)	$1,681,139

Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	229,038	$23	$3,852,291	$(37,207)	$(1,751,234)	$2,063,873
Net income	—	—	—	—	4,447	4,447
Other comprehensive income	—	—	—	7,211	—	7,211
Stock-based compensation and issuance of Common Stock from vesting	229	—	4,951	—	—	4,951
Repurchase and cancellation of Common Stock and warrants	(2,793)	—	(76,788)	—	—	(76,788)
Issuance of Common Stock from the exercise of options and warrants	341	—	5,414	—	—	5,414
Withholding taxes on net share settlement of stock-based compensation	—	—	(3,219)	—	—	(3,219)
Balance at March 31, 2021	226,815	23	3,782,649	(29,996)	(1,746,787)	2,005,889
Net income	—	—	—	—	20,371	20,371
Other comprehensive income	—	—	—	5,239	—	5,239
Stock-based compensation and issuance of Common Stock from vesting	60	—	9,038	—	—	9,038
Repurchase and cancellation of Common Stock and warrants	(4,100)	—	(35,508)	—	—	(35,508)
Issuance of Common Stock from the exercise of warrants	4,058	—	384	—	—	384
Balance at June 30, 2021	226,833	23	3,756,563	(24,757)	(1,726,416)	2,005,413
Net income	—	—	—	—	61,103	61,103
Other comprehensive income	—	—	—	(8,956)	—	(8,956)
Stock-based compensation and issuance of Common Stock from vesting	192	—	7,686	—	—	7,686
Repurchase and cancellation of Common Stock and warrants	(3,752)	—	(106,264)	—	—	(106,264)
Issuance of Common Stock from the exercise of warrants	393	—	1,517	—	—	1,517
Withholding taxes on net share settlement of stock-based compensation	—	—	(3,915)	—	—	(3,915)
Balance at September 30, 2021	223,666	$23	$3,655,587	$(33,713)	$(1,665,313)	$1,956,584

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities:
Net income	$253,140	$85,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257,371	235,536
Provision for credit losses	26,018	26,661
Gain on sale of discontinued operations	(34,049)	—
Gain on sale of rental equipment and other property, plant and equipment	(21,698)	(25,327)
Amortization of debt discounts and debt issuance costs	9,795	10,554
Fair value loss on common stock warrant liabilities	—	26,597
Loss on extinguishment of debt	—	5,999
Stock-based compensation expense	22,628	21,674
Deferred income tax expense	56,812	28,140
Unrealized currency losses, net	171	34
Other	2,976	—
Changes in operating assets and liabilities:
Trade receivables	(101,895)	(93,592)
Inventories	(13,623)	(7,311)
Prepaid expenses and other assets	(9,446)	3,118
Operating lease assets and liabilities	851	59
Accounts payable and other accrued expenses	43,565	48,336
Deferred revenue and customer deposits	51,622	25,656
Net cash provided by operating activities	544,238	392,055
Investing activities:
Proceeds from sale of discontinued operation	319,543	—
Acquisitions, net of cash acquired	(208,663)	(56,244)
Proceeds from sale of rental equipment	52,263	42,034
Purchase of rental equipment and refurbishments	(360,465)	(178,191)
Proceeds from sale of property, plant and equipment	1,645	16,647
Purchase of property, plant and equipment	(30,253)	(20,836)
Net cash used in investing activities	(225,930)	(196,590)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options	10,815	7,315
Repurchase and cancellation of Common Stock and warrants	(515,684)	(320,562)
Receipts from borrowings	763,177	551,063
Repayment of borrowings	(510,677)	(423,591)
Payment of financing costs	(8,130)	—
Payment of debt extinguishment premium costs	—	(3,705)
Principal payments on finance lease obligations	(39,336)	(12,321)
Taxes paid on employee stock awards	(13,888)	(7,134)
Net cash used in financing activities	(313,723)	(208,935)
Effect of exchange rate changes on cash and cash equivalents	(1,842)	(150)
Net change in cash and cash equivalents	2,743	(13,620)
Cash and cash equivalents at the beginning of the period	12,699	24,937
Cash and cash equivalents at the end of the period	$15,442	$11,317

Supplemental cash flow information:
Interest paid [1]	$88,231	$75,423
Income taxes paid, net	$17,598	$6,124
Capital expenditures accrued or payable	$40,385	$35,819
1 Includes $8,986 of payments related to the interest rate swap for the nine months ended September 30, 2021.
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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.
Recently Issued Accounting Standards
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.

NOTE 2 - Acquisitions
On July 1, 2020, WillScot Corporation (“WillScot”), and Mobile Mini, Inc. (“Mobile Mini”) merged (the “Merger”). Immediately following the Merger, WillScot changed its name to “WillScot Mobile Mini Holdings Corp.”
Asset Acquisitions
During the third quarter of 2022, the Company acquired certain assets and liabilities of several smaller entities, which consisted primarily of approximately 7,600 storage units and 3,000 modular units, for $104.7 million in cash. During the first six months of 2022, the Company acquired certain assets and liabilities of several smaller entities, which consisted primarily of approximately 4,100 storage units and 1,400 modular units, for $103.9 million in cash. The accompanying consolidated financial statements include $202.3 million of rental equipment as a result of 2022 acquisitions.
During the third quarter of 2021, the Company acquired certain assets and liabilities of several smaller entities, which consisted primarily of approximately 11,000 storage units and 400 modular units for $56.3 million in cash. As a result of these acquisitions, the Company recognized $53.0 million of rental equipment and $3.0 million of land in its consolidated balance sheet.
Integration Costs
The Company recorded $3.9 million and $8.2 million in integration costs related to acquisitions and the Merger within selling, general and administrative ("SG&A") expense during the three months ended September 30, 2022 and 2021, respectively, and $13.2 million and $23.2 million in integration costs related to acquisitions and the Merger during the nine months ended September 30, 2022 and 2021, respectively.

NOTE 3 - Divestiture
On August 19, 2022, the Company entered into a stock purchase agreement to sell its Tank and Pump Solutions ("Tank and Pump") business for approximately $323 million. The sale transaction was completed on September 30, 2022. Exiting the Tank and Pump business represented the Company’s strategic shift to concentrate its operations on its core modular and storage businesses. In accordance with ASC 360, Property, Plant, and Equipment, the Company ceased recording depreciation and amortization for Tank and Pump rental fleet, property, plant and equipment, and operating lease assets during the third quarter of 2022 when the Tank and Pump business initially qualified as held for sale. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the Company determined that the criteria for discontinued operations presentation were met during the third quarter of 2022.
As part of the divestiture, the Company entered into a customary transition services agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, accounting and human resources, for a period of six months with an option for the buyer to extend the agreement for a period of up to twelve months. There will be no significant continuing involvement with the Tank and Pump business after its disposal.
The following tables present the results of Tank and Pump as reported in income from discontinued operations within the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 and the carrying value of the divested business' assets and liabilities as presented within assets and liabilities held for sale on the condensed consolidated balance sheet as of December 31, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$22,432	$20,797	$65,572	$56,343
Delivery and installation	10,121	7,789	27,665	21,969
Sales revenue:
New units	842	490	2,202	1,908
Rental units	593	429	917	1,123
Total revenues	33,988	29,505	96,356	81,343
Costs:
Costs of leasing and services:
Leasing	4,913	4,481	13,828	12,628
Delivery and installation	8,634	6,770	23,285	18,317
Costs of sales:
New units	633	324	1,636	1,338
Rental units	238	135	310	429
Depreciation of rental equipment	1,822	3,472	8,145	10,026
Gross profit	17,748	14,323	49,152	38,605
Expenses:
Selling, general and administrative	5,544	6,381	18,045	16,792
Other depreciation and amortization	1,274	2,355	6,103	6,967
Other (expense) income, net	(16)	1	4	7
Operating income	10,946	5,586	25,000	14,839
Interest expense	144	195	512	584
Income from discontinued operations before income tax	10,802	5,391	24,488	14,255
Income tax expense from discontinued operations	1,986	1,401	5,496	3,612
Income from discontinued operations	$8,816	$3,990	$18,992	$10,643
Other selected data:
Adjusted EBITDA	$13,048	$10,946	$37,016	$29,870

(in thousands)	December 31, 2021
Assets
Trade receivables, net of allowances for doubtful accounts of $1,469	$31,031
Inventories	647
Prepaid expenses and other current assets	222
Rental Equipment, net	134,973
Property, plant and equipment, net	29,931
Operating lease assets	11,720
Goodwill	100,107
Intangible assets, net	8,750
Other non-current assets	55
Total assets held for sale	$317,436
Liabilities
Accounts payable	$8,001
Accrued expenses	4,603
Accrued employee benefits	2,487
Deferred revenue and customer deposits	27
Deferred tax liabilities	17,095
Operating lease liabilities	11,959
Other non-current liabilities	23,487
Total liabilities held for sale	$67,659
At December 31, 2021, assets held for sale of $1.0 million were not related to the Tank and Pump business and were excluded from the table above.
For the nine months ended September 30, 2022 and 2021, significant operating and investing items related to the Tank and Pump business were as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities of discontinued operations:
Depreciation and amortization	$14,248	$16,993
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$917	$1,123
Purchase of rental equipment and refurbishments	$(19,064)	$(11,093)
Proceeds from sale of property, plant and equipment	$—	$170
Purchase of property, plant and equipment	$(403)	$(1,220)

The following table presents reconciliations of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the Tank and Pump business for the three and nine months ended September 30, 2022 and 2021, respectively. See Note 18 for further information regarding Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income from discontinued operations before income tax	$10,802	$5,391	$24,488	$14,255
Interest expense	144	195	512	584
Depreciation and amortization	3,096	5,828	14,248	16,993
Restructuring costs, lease impairment expense and other related charges	—	—	—	2
Integration costs	—	5	—	5
Stock compensation expense	(221)	102	18	175
Other	(773)	(575)	(2,250)	(2,144)
Adjusted EBITDA from discontinued operations	$13,048	$10,946	$37,016	$29,870

NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
US	$538,737	$399,590	$1,445,709	$1,121,627
Canada	34,815	29,692	92,989	79,493
Mexico	4,453	3,666	13,370	10,977
UK	26,168	28,099	80,271	83,537
Total revenues	$604,173	$461,047	$1,632,339	$1,295,634
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes modular space and portable storage units along with value-added products and services ("VAPS"), which include furniture, steps, ramps, basic appliances, internet connectivity devices, security products, shelving systems and other items used by customers in connection with the Company's products. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services and removal services at the end of lease transactions.

The Company’s revenue by major product and service line for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Modular space leasing revenue	$226,261	$188,507	$638,273	$539,836
Portable storage leasing revenue	103,503	66,184	269,964	179,645
VAPS and third party leasing revenues(a)	96,220	72,293	261,964	203,493
Other leasing-related revenue(b)	21,551	15,615	56,005	42,920
Leasing revenue	447,535	342,599	1,226,206	965,894
Delivery and installation revenue	132,837	91,910	341,027	252,914
Total leasing and services revenue	580,372	434,509	1,567,233	1,218,808
New unit sales revenue	9,901	15,370	26,232	35,915
Rental unit sales revenue	13,900	11,168	38,874	40,911
Total revenues	$604,173	$461,047	$1,632,339	$1,295,634

(a)
Includes $8.8 million and $7.2 million of service revenue for the three months ended September 30, 2022 and 2021, respectively, and $23.1 million and $21.2 million of service revenue for the nine months ended September 30, 2022 and 2021, respectively.

(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (73% and 74% for the three and nine months ended September 30, 2022, respectively, and 73% for both the three and nine months ended September 30, 2021) was generated by rental income subject to the guidance of ASU 2018-11, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.
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
Activity in the allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$50,720	$35,608	$46,160	$28,442
Provision for credit losses, net of recoveries	9,977	8,292	27,487	24,839
Write-offs	(4,474)	(4,541)	(17,384)	(14,411)
Foreign currency translation and other	(96)	(126)	(136)	363
Balance at end of period	$56,127	$39,233	$56,127	$39,233

Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. During the three months ended September 30, 2022, deferred revenue relating to services billed in advance of $24.5 million was recognized as revenue. As of September 30, 2022 and December 31, 2021, the Company had approximately $107.9 million and $79.4 million, respectively, of deferred revenue related to these services.
The Company does not have material contract assets, and the Company's uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future services revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is variable based on the costs ultimately incurred to provide those services and therefore the Company is applying the optional expedient to omit disclosure of such amounts.
The primary costs to obtain contracts for new and rental unit sales with the Company's customers are commissions. The Company pays its sales force commissions on the sale of new and rental units. For new and rental unit sales, the period benefited by each commission is less than one year; therefore, the commissions are expensed as incurred.

NOTE 5 - Leases
As of September 30, 2022, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2022 (remaining)	$15,803	$3,501
2023	58,926	15,226
2024	49,583	13,523
2025	41,080	13,197
2026	30,330	12,809
Thereafter	69,011	22,052
Total lease payments	264,733	80,308
Less: interest	(37,985)	(7,460)
Present value of lease liabilities	$226,748	$72,848
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.

The Company’s lease activity during the nine months ended September 30, 2022 and 2021 was as follows:

(in thousands)	Nine Months Ended September 30,
Financial Statement Line	2022	2021
Finance Lease Expense
Amortization of finance lease assets	$11,034	$9,538
Interest on obligations under finance leases	1,504	1,072
Total finance lease expense	$12,538	$10,610

Operating Lease Expense
Fixed lease expense
Costs of leasing and services	$2,242	$3,019
Selling, general and administrative	46,580	42,494
Lease impairment expense and other related charges	213	1,571
Short-term lease expense
Costs of leasing and services	24,122	17,751
Selling, general and administrative	1,466	615
Variable lease expense
Costs of leasing and services	3,989	5,442
Selling, general and administrative	5,951	5,332
Lease impairment expense and other related charges	40	402
Total operating lease expense	$84,603	$76,626
Lease impairment expense and other related charges relate to closed locations that are no longer used in operations as a result of consolidation activities within the Company. During the nine months ended September 30, 2022, the Company recorded $0.3 million in lease impairment expense and other related charges which is comprised of closed location rent expense. During the nine months ended September 30, 2021, the Company recorded $2.3 million in lease impairment expense and other related charges which is comprised of $2.0 million in closed location rent expense and $0.3 million loss on lease exit and impairment charges.
Supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021 was as follows:

(in thousands)	Nine Months Ended September 30,
Supplemental Cash Flow Information	2022	2021
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$48,309	$46,509
Operating cash outflows from finance leases	$1,502	$1,067
Financing cash outflows from finance leases	$12,868	$9,011

Right of use assets obtained in exchange for lease obligations	$37,771	$41,209
Assets obtained in exchange for finance leases	$22,414	$17,184
Weighted-average remaining operating lease terms and the weighted average discount rates as of September 30, 2022 and December 31, 2021 were as follows:

Lease Terms and Discount Rates	September 30, 2022	December 31, 2021
Weighted-average remaining lease term - operating leases	5.9 years	6.1 years
Weighted-average discount rate - operating leases	5.1%	5.0%
Weighted-average remaining lease term - finance leases	5.1 years	4.9 years
Weighted-average discount rate - finance leases	3.2%	2.8%

NOTE 6 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$38,720	$26,340
Finished units	6,153	5,752
Inventories	$44,873	$32,092

NOTE 7 - Rental Equipment, net
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Modular space units	$3,254,022	$3,005,195
Portable storage units	898,275	758,619
Value added products	198,494	168,358
Total rental equipment	4,350,791	3,932,172
Less: accumulated depreciation	(1,123,056)	(986,164)
Rental equipment, net	$3,227,735	$2,946,008

NOTE 8 - Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	NA Modular	NA Storage	UK Storage	Total
Balance at December 31, 2020	$235,828	$726,529	$65,600	$1,027,957
Changes to Mobile Mini purchase accounting	285,000	(233,666)	—	51,334
Effects of movements in foreign exchange rates	221	(311)	(502)	(592)
Balance at December 31, 2021	521,049	492,552	65,098	1,078,699
Effects of movements in foreign exchange rates	(2,766)	—	(11,351)	(14,117)
Balance at September 30, 2022	$518,283	$492,552	$53,747	$1,064,582
The Company had no goodwill impairment during the nine months ended September 30, 2022 or the year ended December 31, 2021.

NOTE 9 - Intangibles
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	September 30, 2022
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	5.7	$199,000	$(57,646)	$141,354
Technology	3.8	1,500	(563)	937
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$489,500	$(58,209)	$431,291

	December 31, 2021
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	6.6	$199,000	$(37,197)	$161,803
Technology	4.5	1,500	(375)	1,125
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$489,500	$(37,572)	$451,928
Amortization expense related to intangible assets was $6.0 million and $6.6 million for the three months ended September 30, 2022 and 2021, respectively, and $19.2 million and $20.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Based on the carrying value at September 30, 2022, future amortization of intangible assets is expected to be as follows for the years ended December 31:

(in thousands)
2022 (remaining)	$6,583
2023	25,583
2024	25,583
2025	25,583
2026	23,897
Thereafter	35,062
Total	$142,291

NOTE 10 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	September 30, 2022	December 31, 2021
2025 Secured Notes	6.125%	2025	$519,778	$518,117
ABL Facility(a)	Varies	2027	1,863,451	1,612,783
2028 Secured Notes	4.625%	2028	493,220	492,490
Finance Leases	Varies	Varies	72,848	65,563
Total debt			2,949,297	2,688,953
Less: current portion of long-term debt			13,497	11,968
Total long-term debt			$2,935,800	$2,676,985
(a) As of both September 30, 2022 and December 31, 2021, the Company had no outstanding principal borrowings on the multicurrency revolving credit facility and $4.4 million and $6.2 million, respectively, of related debt issuance costs. No related debt issuance costs were recorded as a direct offset against the principal borrowings on the Multicurrency Facility, and the $4.4 million and $6.2 million in excess of principal was included in other non-current assets on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
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
The amendment also converted the interest rate for borrowings denominated in US dollars from a LIBOR-based rate to a Term SOFR-based rate with an interest period of one month and adjusted the applicable margins. The applicable margin for Canadian BA rate, Term SOFR, British Pounds Sterling and Euros loans is 1.50%. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% based on excess availability or one step up of 0.25% based on the Company's leverage ratio. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of 0.20% annually. At September 30, 2022, the weighted average interest rate for borrowings under the ABL Facility was 4.46%.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Line Cap. At September 30, 2022, the Company had $1.9 billion outstanding principal under the ABL Facility, the Line Cap was $3.0 billion, and the Company had $1.1 billion of available borrowing capacity under the ABL Facility, including $821.3 million under the US Facility and $292.1 million under the Multicurrency Facility. At September 30, 2022, borrowing capacity under the ABL Facility allowed for up to $204.9 million of letters of credit and up to $220.0 million of swingline loans. The Company had issued $15.1 million of standby letters of credit under the ABL Facility at September 30, 2022. At September 30, 2022, letters of credit and bank guarantees carried fees of 1.625% annually.
Debt issuance costs of $33.6 million were included in the carrying value of the ABL Facility at September 30, 2022.
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At September 30, 2022 and December 31, 2021, obligations under finance leases for transportation related equipment were $72.8 million and $65.6 million, respectively. Refer to Note 5 for further information.
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments as of September 30, 2022.

NOTE 11 – Equity
Common Stock
In connection with the stock compensation vesting events and stock option exercises described in Note 15, and the warrant exercises described in Note 12, the Company issued 1,860,778 shares of Common Stock during the nine months ended September 30, 2022.
Stock Repurchase Program
In July 2022, the Company's Board of Directors approved an increase to the share repurchase program that authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. During the nine months ended September 30, 2022, the Company repurchased 14,575,160 shares of Common Stock and stock equivalents for $524.4 million. As of September 30, 2022, $863.3 million of the approved repurchase amount remained available.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30, 2022
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2021	$(25,574)	$(3,497)	$(29,071)
Other comprehensive loss before reclassifications	(4,074)	(569)	(4,643)
Reclassifications from AOCI to income	—	2,890	2,890
Balance at March 31, 2022	(29,648)	(1,176)	(30,824)
Other comprehensive loss before reclassifications	(25,628)	(464)	(26,092)
Reclassifications from AOCI to income	—	1,640	1,640
Balance at June 30, 2022	(55,276)	—	(55,276)
Other comprehensive loss	(37,733)	—	(37,733)
Balance at September 30, 2022	$(93,009)	$—	$(93,009)

	Nine Months Ended September 30, 2021
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2020	$(24,694)	$(12,513)	$(37,207)
Other comprehensive income (loss) before reclassifications	5,034	(760)	4,274
Reclassifications from AOCI to income	—	2,937	2,937
Balance at March 31, 2021	(19,660)	(10,336)	(29,996)
Other comprehensive income (loss) before reclassifications	3,093	(848)	2,245
Reclassifications from AOCI to income	—	2,994	2,994
Balance at June 30, 2021	(16,567)	(8,190)	(24,757)
Other comprehensive income before reclassifications	(11,162)	(830)	(11,992)
Reclassifications from AOCI to income	—	3,036	3,036
Balance at September 30, 2021	$(27,729)	$(5,984)	$(33,713)
For the nine months ended September 30, 2022 and 2021, $4.5 million and $9.0 million, respectively, was reclassified from AOCI into interest expense in the condensed consolidated statements of operations related to the interest rate swap discussed in Note 16. Associated with these reclassifications, the Company recorded tax expense of $0.7 million for the three months ended September 30, 2021, and $1.1 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. The interest rate swap terminated on May 29, 2022.

NOTE 12 – Warrants
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

2018 Warrants
In connection with the Modular Space Holdings acquisition in 2018, WillScot issued warrants to purchase approximately 10.0 million shares of Common Stock (the "2018 Warrants") to former shareholders. Each 2018 Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.50 per share, subject to adjustment. The 2018 Warrants expire on November 29, 2022. During the nine months ended September 30, 2022, 33,965 of the 2018 Warrants were repurchased for $0.6 million and cancelled. In addition, during the nine months ended September 30, 2022, 1,037,379 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 631,863 shares of common stock. At September 30, 2022, 3,006,829 of the 2018 Warrants were outstanding.
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

NOTE 13 – Income Taxes
The Company recorded $30.2 million and $67.2 million of income tax expense for the three and nine months ended September 30, 2022, respectively, and $5.2 million and $32.4 million of income tax expense for the three and nine months ended September 30, 2021, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 26.1% and 25.1%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2021 was 8.4% and 30.1%, respectively.
The effective tax rate for the three and nine months ended September 30, 2022 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes offset by a discrete tax benefit related to employee stock vesting. The effective tax rate for the three months ended September 30, 2021 differs from the U.S federal statutory rate of 21% primarily due to the reversal of approximately of $12.8 million in reserves for uncertain tax positions ("UTP") due to the expiration of relevant statutes of limitation. The effective tax rate for the nine months ended September 30, 2021 differs from the US federal statutory rate of 21% primarily due to the permanent add-backs related to fair value accounting on the Company's warrants and executive compensation with an offset related to the discrete tax benefit from the reversal of reserves for UTP.

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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at September 30, 2022 approximate their respective book values.
The following table shows the carrying amounts and fair values of financial liabilities which are disclosed, but not measured, at fair value, including their levels in the fair values hierarchy:

	September 30, 2022				December 31, 2021
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facility	$1,863,451	$—	$1,897,000	$—	$1,612,783	$—	$1,644,500	$—
2025 Secured Notes	519,778	—	513,932	—	518,117	—	551,835	—
2028 Secured Notes	493,220	—	435,320	—	492,490	—	515,635	—
Total	$2,876,449	$—	$2,846,252	$—	$2,623,390	$—	$2,711,970	$—
As of September 30, 2022, the carrying values of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $33.6 million, $6.7 million, and $6.8 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2021, the carrying value of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $31.7 million, $8.4 million, and $7.5 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
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
Level 3 Disclosures
During the periods the 2015 Private Warrants were classified as liabilities, the Company utilized a Black Scholes option-pricing model to value the warrants at each reporting period and transaction date, with changes in fair value recognized in the statements of operations. The estimated fair value of the common stock warrant liability was determined using Level 3 inputs. Inherent in the pricing model were assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The volatility assumption was based on a blend of peer group volatility and Company trading history that matched the expected remaining life of the warrants as the Company did not have a sufficient trading history as a stand-alone public company to rely exclusively on its own trading history. The risk-free interest rate was based on the US Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero.
The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2021:

(in thousands)	2015 Private Warrants
Balance - December 31, 2020	$77,404
Exercise or conversion	(78,495)
Measurement adjustment	25,486
Repurchases	(24,395)
Balance- September 30, 2021	$—

NOTE 15 - Stock-Based Compensation
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
Restricted Stock Awards
The following table summarizes the Company's RSA activity:

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	36,176	$29.30	57,448	$11.75
Granted	35,244	$37.17	44,708	$29.30
Forfeited	—	$—	(8,532)	$29.30
Vested	(36,176)	$29.30	(57,448)	$11.75
Balance September 30,	35,244	$37.17	36,176	$29.30
Compensation expense for RSAs recognized in SG&A expense on the condensed consolidated statements of operations was $0.3 million for both the three months ended September 30, 2022 and 2021. Compensation expense for RSAs recognized in SG&A expense on the condensed consolidated statements of operations was $0.9 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was $0.9 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.7 years.

Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity:

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	997,451	$18.54	1,325,862	$13.46
Granted	377,804	$35.40	415,737	$27.25
Forfeited	(94,841)	$31.08	(65,153)	$16.74
Vested	(478,906)	$16.42	(667,151)	$13.98
Balance September 30,	801,508	$26.27	1,009,295	$18.59
Compensation expense for Time-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $1.7 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively. Compensation expense for RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $6.4 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, unrecognized compensation cost related to Time-Based RSUs totaled $15.9 million and is expected to be recognized over the remaining weighted average vesting period of 2.4 years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity:

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31,	1,536,394	$26.34	593,388	$14.88
Granted	745,079	$42.34	977,645	$33.21
Forfeited	(61,678)	$41.62	(20,077)	$25.87
Vested	(313,152)	$16.45	—	$—
Balance September 30,	1,906,643	$33.72	1,550,956	$26.29
Compensation expense for Performance-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $4.9 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $15.2 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, unrecognized compensation cost related to Performance-Based RSUs totaled $41.4 million and is expected to be recognized over the remaining vesting period of 2.3 years.
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

Stock Options
The following tables summarize the Company's stock option activity:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31, 2021	534,188	$13.60	1,527,643	$14.66
Exercised	—	$—	(635,318)	$17.02
Balance September 30, 2022	534,188	$13.60	892,325	$12.97

Fully vested and exercisable options, September 30, 2022	534,188	$13.60	892,325	$12.97

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31, 2020	534,188	$13.60	2,031,455	$14.78
Forfeited	—	$—	(6,240)	$12.19
Exercised	—	$—	(484,986)	$15.26
Balance September 30, 2021	534,188	$13.60	1,540,229	$14.65

Fully vested and exercisable options, September 30, 2021	400,641	$13.60	1,540,229	$14.65
WillScot Options
Compensation expense for stock option awards, recognized in SG&A expense on the condensed consolidated statements of operations, was $0.2 million for the three months ended September 30, 2021. Compensation expense for stock option awards, recognized in SG&A expense on the condensed consolidated statements of operations, was $0.2 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 16 - Derivatives
In 2018, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converted $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL facility into fixed-rate debt. The Swap Agreement terminated on May 29, 2022. Under the terms of the Swap Agreement, the Company received a floating rate equal to one-month LIBOR and made payments based on a fixed rate of 3.06% on the notional amount. The receive rate under the terms of the Swap Agreement was 0.11% at December 31, 2021. The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL facility.
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

The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s combined consolidated statements of operations for the nine months ended September 30,:

(in thousands)	2022	2021
Gain recognized in OCI	$4,669	$8,528
Location of gain recognized in income	Interest expense, net	Interest expense, net
Loss reclassified from AOCI into income (effective portion)	$(4,530)	$(8,967)

NOTE 17 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of September 30, 2022, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 18 - Segment Reporting
The Company operates in three reportable segments as follows: North America Modular Solutions ("NA Modular"), North America Storage Solutions ("NA Storage") and United Kingdom Storage Solutions ("UK Storage"). Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant.
The Company defines EBITDA as net income (loss) plus interest (income) expense, income tax (benefit) expense, depreciation and amortization. The Company reflects further adjustments to EBITDA (“Adjusted EBITDA”) to exclude certain non-cash items and the effect of what the Company considers transactions or events not related to its core and ongoing business operations. In addition, the Chief Operating Decision Maker ("CODM") evaluates business segment performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated income from continuing operations to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company. The Company also regularly evaluates gross profit by segment to assist in the assessment of its operational performance. The Company considers Adjusted EBITDA to be an important metric because it reflects the business performance of the segments, inclusive of indirect costs.

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30, 2022
(in thousands)	NA Modular	NA Storage	UK Storage	Unallocated Costs [1]	Total
Revenues:
Leasing and services revenue:
Leasing	$271,271	$156,572	$19,692		$447,535
Delivery and installation	84,373	42,643	5,821		132,837
Sales revenue:
New units	7,893	1,714	294		9,901
Rental units	11,827	1,716	357		13,900
Total revenues	375,364	202,645	26,164		604,173

Costs:
Cost of leasing and services:
Leasing	81,385	26,334	4,179		111,898
Delivery and installation	66,464	25,281	3,935		95,680
Cost of sales:
New units	4,796	1,002	209		6,007
Rental units	5,639	1,207	251		7,097
Depreciation of rental equipment	60,228	7,786	1,145		69,159
Gross profit	$156,852	$141,035	$16,445		$314,332
Other selected data:
Adjusted EBITDA	$140,673	$98,695	$11,971	$—	$251,339
Selling, general and administrative expense	$79,345	$49,799	$5,622	$10,678	$145,444
Purchases of rental equipment and refurbishments	$81,052	$41,246	$4,605	$—	$126,903
1 Unallocated SG&A expense includes non-cash charges for stock compensation plans and costs to integrate acquired companies.

	Three Months Ended September 30, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$219,736	$101,172	$21,691		$342,599
Delivery and installation	58,017	28,330	5,563		91,910
Sales revenue:
New units	13,483	1,307	580		15,370
Rental units	7,815	3,088	265		11,168
Total revenues	299,051	133,897	28,099		461,047

Costs:
Cost of leasing and services:
Leasing	59,260	14,393	4,314		77,967
Delivery and installation	51,655	19,328	3,238		74,221
Cost of sales:
New units	10,080	727	368		11,175
Rental units	3,636	1,587	245		5,468
Depreciation of rental equipment	46,566	5,366	1,058		52,990
Gross profit	$127,854	$92,496	$18,876		$239,226
Other selected data:
Adjusted EBITDA	$106,825	$59,123	$13,255	$—	$179,203
Selling, general and administrative expense	$66,529	$39,314	$6,680	$14,823	$127,346
Purchases of rental equipment and refurbishments	$31,789	$11,920	$11,649	$—	$55,358

	Nine Months Ended September 30, 2022
(in thousands)	NA Modular	NA Storage	UK Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$756,294	$409,491	$60,421		$1,226,206
Delivery and installation	213,686	109,710	17,631		341,027
Sales revenue:
New units	21,258	4,064	910		26,232
Rental units	31,482	6,082	1,310		38,874
Total revenues	1,022,720	529,347	80,272		1,632,339

Costs:
Cost of leasing and services:
Leasing	213,675	62,489	12,610		288,774
Delivery and installation	174,498	70,364	11,268		256,130
Cost of sales:
New units	12,297	2,578	594		15,469
Rental units	16,125	4,090	908		21,123
Depreciation of rental equipment	166,552	22,241	3,435		192,228
Gross profit	$439,573	$367,585	$51,457		$858,615
Other selected data:
Adjusted EBITDA	$372,502	$243,282	$36,745	$—	$652,529
Selling, general and administrative expense	$242,268	$146,189	$18,147	$38,715	$445,319
Purchases of rental equipment and refurbishments	$221,111	$95,699	$21,824	$—	$338,634

	Nine Months Ended September 30, 2021
(in thousands)	NA Modular	NA Storage	UK Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$636,979	$267,489	$61,426		$965,894
Delivery and installation	161,548	73,214	18,152		252,914
Sales revenue:
New units	27,814	5,355	2,746		35,915
Rental units	28,316	11,381	1,214		40,911
Total revenues	854,657	357,439	83,538		1,295,634

Costs:
Cost of leasing and services:
Leasing	172,108	37,300	13,339		222,747
Delivery and installation	147,514	51,811	10,638		209,963
Cost of sales:
New units	19,330	3,190	1,802		24,322
Rental units	14,611	6,667	1,163		22,441
Depreciation of rental equipment	144,102	17,635	3,290		165,027
Gross profit	$356,992	$240,836	$53,306		$651,134
Other selected data:
Adjusted EBITDA	$307,741	$154,971	$36,647	$—	$499,359
Selling, general and administrative expense	$192,285	$105,577	$19,949	$38,840	$356,651
Purchases of rental equipment and refurbishments	$120,288	$24,165	$22,645	$—	$167,098

The following table presents reconciliations of the Company’s Income from continuing operations to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income from continuing operations	$85,728	$57,113	$200,099	$75,278
Income tax expense from continuing operations	30,219	5,243	67,167	32,341
Loss on extinguishment of debt	—	—	—	5,999
Fair value loss on common stock warrant liabilities	—	—	—	26,597
Interest expense	38,165	29,006	102,362	87,793
Depreciation and amortization	86,225	69,449	243,123	216,820
Currency losses, net	236	127	247	196
Restructuring costs, lease impairment expense and other related charges	—	2,457	168	14,284
Transaction costs	—	303	35	1,147
Integration costs	3,902	8,242	13,182	23,206
Stock compensation expense	7,180	6,157	22,628	14,305
Other	(316)	1,106	3,518	1,393
Adjusted EBITDA	$251,339	$179,203	$652,529	$499,359
Included in restructuring costs for the three and nine months ended September 30, 2021 was expense of approximately $1.4 million and $7.2 million, respectively, recognized as a result of the modification of certain equity awards associated with the Transition, Separation and Release Agreement entered into on February 25, 2021 with the Company's former President and Chief Operating Officer.

NOTE 19 - Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Numerator:
Income from continuing operations	$85,728	$57,113	$200,099	$75,278
Income from discontinued operations	42,865	3,990	53,041	10,643
Net income	$128,593	$61,103	$253,140	$85,921

Denominator:
Weighted average Common Shares outstanding - basic	213,637	225,998	219,312	227,558
Dilutive effect of shares outstanding
Warrants	1,812	3,722	1,816	4,112
RSAs	8	4	17	25
Time-based RSUs	355	476	382	573
Performance-based RSUs	1,067	618	1,279	751
Stock Options	1,049	1,050	1,127	1,066
Weighted average Common Shares outstanding - dilutive	217,928	231,868	223,933	234,085
For the three and nine months ended September 30, 2022, 555,790 and 788,183 shares of Performance-Based RSUs, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2021, no warrants, shares or options were excluded from the computation of diluted EPS.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and nine months ended September 30, 2022 or prior periods.
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

Executive Summary and Outlook
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, Mexico and the United Kingdom ("UK"). As of September 30, 2022, our branch network included approximately 260 branch locations and additional drop lots to service over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 167,000 modular space units and over 239,000 portable storage units in our fleet, representing over 130 million square feet of relocatable space.
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
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions, and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets, as we did in 2020 and 2021 to service emerging demand in the healthcare and government sectors related to COVID-19, as well as expanded space requirements related to social distancing. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which collectively accounted for approximately 47% and 41% of our revenues, respectively, for the three months ended September 30, 2022.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through mergers and acquisitions, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.
Significant Developments
Divestiture
On September 30, 2022, we sold our Tank and Pump Solutions ("Tank and Pump") business for $319.5 million. Proceeds from the sale will be used to support ongoing reinvestment in our core Modular and Storage operating segments and other capital allocation priorities. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, we determined that the criteria for discontinued operations presentation were met during the third quarter of 2022 and results for the three and nine months ended September 30, 2022 and 2021 for Tank and Pump are reported in income from discontinued operations within the condensed consolidated statements of operations and the carrying value of the divested business' assets and liabilities are presented within assets and liabilities held for sale on the condensed consolidated balance sheet as of December 31, 2021. See Note 3 to the Condensed Consolidated Financial Statements for further information.

As part of the divestiture, the Company entered into a customary transition services agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, accounting and human resources for a period of six months with an option for the buyer to extend the agreement for a period of up to twelve months. There will be no significant continuing involvement with the Tank and Pump business after its disposal.
Inflation and Supply Chain Issues
Similar to many other organizations, we face inflationary pressures across most of our input costs such as building materials, labor, transportation and fuel. Inflation has contributed to increased capital costs for both new units as well as for refurbishment of our existing units. However, given our scale and our strong rate performance, we believe we have been able to navigate the inflationary environment well and have consistently driven margin improvements during this period of rising costs. Additionally, given the majority of our revenue is derived from leasing our existing lease fleet units to customers and our material purchases to maintain these units consists primarily of general building materials, we have not experienced significant supply chain issues to date.
Asset Acquisitions
During the third quarter of 2022, we acquired certain assets and liabilities of several entities, which consisted primarily of approximately 7,600 storage units and 3,000 modular units for $104.7 million in cash. When combined with other recent acquisitions over the past four quarters, we have acquired assets and liabilities from 13 regional and local storage and modular companies, consisting primarily of 16,800 storage units and 9,700 modular units.
Share and Warrant Repurchases
During the nine months ended September 30, 2022, we repurchased and cancelled 33,965 of the 2018 Warrants for $0.6 million. In addition, for the nine months ended September 30, 2022, 1,037,379 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 631,863 shares of common stock. At September 30, 2022, 3,006,829 of the 2018 Warrants were outstanding.
During the nine months ended September 30, 2022, we repurchased a total of 14,575,160 shares of Common Stock and stock equivalents for $524.4 million, including the repurchased warrants. As of September 30, 2022, we had $863.3 million remaining of a $1.0 billion share repurchase authorization under our stock repurchase program. Given our growth strategy and the predictability of our free cash flow, we believe that repurchases will be a reoccurring capital allocation priority.
Third Quarter Highlights
For the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, unless otherwise noted, key drivers of our financial performance included:
•Total revenues from continuing operations increased by $143.2 million, or 31.1%, attributable to organic revenue growth levers in the business and due to the impact of acquisitions. Leasing revenue increased $104.9 million, or 30.6%, and delivery and installation revenue increased $40.9 million, or 44.5%. Additionally, rental unit sales increased $2.7 million, or 24.1%, and new unit sales revenue decreased $5.5 million, or 35.7%. We estimate that recent acquisitions completed over the past four quarters contributed approximately $22.4 million to total revenues for the three months ended September 30, 2022.
Key leasing revenue drivers included:
–Average portable storage units on rent increased 41,048 units, or 25.1%, and average modular space units on rent increased 4,153 units, or 3.8%, across all segments. Approximately 53% of the increase in total average units on rent was driven by units on rent added through recent acquisitions and the other 47% was driven by increases in organic delivery activity and lower return activity during 2021 and 2022.
–Average modular space monthly rental rate increased $140, or 18.3%, to $907 driven by strong pricing performance across the NA Modular and NA Storage segments. Average modular space monthly rental rates increased by $157, or 18.8%, in the NA Modular segment and by $144, or 23.9%, in the NA Storage segment. Average modular space monthly rental rates decreased by $63, or 13.9%, in the UK Storage segment due to the weakening of the British Pound and were up £1, or 0.3%, in local currency.
–Average portable storage monthly rental rate increased $37, or 25.5%, to $182 driven by increased pricing as a result of our price management tools and processes, further supported by high utilization, and by an acceleration earlier into the third quarter of our seasonal retail business.
–Average utilization for portable storage units increased 500 basis points ("bps") to 88.9% as compared to the same period in 2021 driven by increased demand in 2022 including the acceleration earlier into the third quarter of our seasonal retail business as compared to the same period in 2021. Average utilization for modular space units decreased 120 bps to 68.9%.
•NA Modular segment revenue, which represented 62.1% of consolidated revenue for the three months ended September 30, 2022, increased $76.3 million, or 25.5%, to $375.4 million. The increase was driven by our core leasing revenue, which grew $51.6 million, or 23.5%, due to continued growth of pricing and value added products. Delivery and installation revenues increased $26.4 million, or 45.5%, driven by increased pricing on new deliveries and returns and increased delivery volumes as compared to 2021. Rental unit sales increased $4.0 million, or 51.3%, and new unit sales decreased $5.6 million, or 41.5%. NA Modular segment revenue drivers for the three months ended September 30, 2022 included:
–Modular space average monthly rental rate of $991 increased 18.8% year over year representing a continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio.
–Average modular space units on rent increased 3,146, or 3.7%, year over year driven primarily by units on rent added through recent acquisitions.
–Average modular space monthly utilization increased 20 bps to 67.8% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
•NA Storage segment revenue, which represented 33.5% of consolidated revenue for the three months ended September 30, 2022, increased $68.7 million, or 51.3%, to $202.6 million. The increase was driven by our core leasing revenue, which grew $55.4 million, or 54.7%, due to increased units on rent driven by significant increases in delivery activity during 2021 and 2022 as economic activity rebounded versus 2020, recent acquisition activity, and increased pricing and value added products. Delivery and installation revenues increased $14.3 million, or 50.5%, driven by increased demand for new project deliveries, and by increased pricing on new deliveries and returns as compared to 2021. Rental unit sales decreased $1.4 million, or 45.2%, and new unit sales increased $0.4 million, or 30.8%.
NA Storage segment revenue drivers for the three months ended September 30, 2022 included:
•Portable storage average monthly rental rate of $197 increased 27.1% year over year as a result of our price management tools and processes, further supported by high utilization, and by an acceleration earlier into the third quarter of our seasonal retail business. Modular space average monthly rental rate of $746 increased 23.9% year over year as a result of price optimization and early benefits from increased VAPS penetration opportunities.
•Average portable storage units on rent increased 38,823, or 28.3%, year over year. Increases in organic activity drove an increase in average portable storage units on rent of approximately 14%, or 19,000 units on rent, including an acceleration earlier into the third quarter of our seasonal retail business. The remaining increase of approximately 20,000 units on rent was driven by units added in recent acquisitions. Average modular space units on rent increased 1,736, or 10.6%, year over year driven by increases in organic delivery activity as well as due to approximately 600 acquired units on rent.
•Average portable storage monthly utilization increased 560 bps to 88.8% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Average modular space monthly utilization decreased 390 bps to 73.7% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
•UK Storage segment revenue, which represented 4.3% of consolidated revenue for the three months ended September 30, 2022, decreased $1.9 million, or 6.8%, to $26.2 million and Adjusted EBITDA decreased $1.3 million, or 9.8%, to $12.0 million driven entirely by the weakening of the British Pound relative to the US Dollar. Unfavorable currency fluctuations reduced Adjusted EBITDA by $2.0 million in GBP. In local currency, revenue increased 9.1% year-over-year, driven by a 13.6% increase in portable storage average monthly rental rates and a 8.4% increase in average portable storage units on rent, and Adjusted EBITDA increased by 5.7% year-over-year.
•Generated income from continuing operations of $85.7 million for the three months ended September 30, 2022 representing an increase of $28.6 million, or 46.8%, versus the three months ended September 30, 2021. Net income including income from discontinued operations was $128.6 million for the three months ended September 30, 2022.
•Generated Adjusted EBITDA from continuing operations of $251.3 million for the three months ended September 30, 2022, representing an increase of $72.1 million, or 40.2%, as compared to the same period in 2021. This increase was driven primarily by increased leasing gross profit. Including results from discontinued operations representing the divestiture of the Tank and Pump segment, Adjusted EBITDA was $264 million.
▪Consolidated Adjusted EBITDA Margin was 41.6% in the third quarter of 2022 and increased 270 bps versus prior year driven by increased leasing and delivery and installation margins as a result of increased volumes and pricing, partially offset by increased selling, general and administrative expense.
•Generated Free Cash Flow of $83.4 million for the three months ended September 30, 2022 representing an increase of $4.9 million as compared to the same period in 2021. Net cash provided by operating activities increased $80.0 million to $210.4 million. Net cash used in investing activities excluding acquisitions and sale of discontinued

operations increased by $38.6 million to $127.0 million to support increases in delivery activity during 2022 as economic activity rebounded versus 2021, and the related unit on rent growth.
•Returned $197.5 million to shareholders by repurchasing 5.3 million shares of Common Stock and stock equivalents during the three months ended September 30, 2022 and closed four acquisitions totaling approximately 7,600 storage units and 3,000 modular units for $104.7 million. We believe the predictability of our free cash flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, continuing our deleveraging trajectory, opportunistically executing accretive acquisitions, and returning capital to shareholders.

Consolidated Results of Continuing Operations
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Our condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 are presented below.

	Three Months Ended September 30,		2022 vs. 2021 $ Change
(in thousands)	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$447,535	$342,599	$104,936
Delivery and installation	132,837	91,910	40,927
Sales revenue:
New units	9,901	15,370	(5,469)
Rental units	13,900	11,168	2,732
Total revenues	604,173	461,047	143,126
Costs:
Costs of leasing and services:
Leasing	111,898	77,967	33,931
Delivery and installation	95,680	74,221	21,459
Costs of sales:
New units	6,007	11,175	(5,168)
Rental units	7,097	5,468	1,629
Depreciation of rental equipment	69,159	52,990	16,169
Gross profit	314,332	239,226	75,106
Expenses:
Selling, general and administrative	145,444	127,346	18,098
Other depreciation and amortization	17,066	16,459	607
Lease impairment expense and other related charges	—	601	(601)
Restructuring costs	—	1,856	(1,856)
Currency losses, net	236	127	109
Other (income) expense, net	(2,526)	1,475	(4,001)
Operating income	154,112	91,362	62,750
Interest expense	38,165	29,006	9,159
Income from continuing operations before income tax	115,947	62,356	53,591
Income tax expense from continuing operations	30,219	5,243	24,976
Income from continuing operations	$85,728	$57,113	$28,615
Comparison of Three Months Ended September 30, 2022 and 2021
Revenue: Total revenue increased $143.2 million, or 31.1%, to $604.2 million for the three months ended September 30, 2022 from $461.0 million for the three months ended September 30, 2021. Leasing revenue increased $104.9 million, or 30.6%, as compared to the same period in 2021 driven by improved pricing and value added products, and an increase of 41,048 average portable storage units on rent driven by significant increases in delivery activity during 2021 and into 2022 as economic activity rebounded versus 2020 and recent acquisition activity. Delivery and installation revenues increased $40.9 million, or 44.5%, due to increased overall activity and increased pricing due to our ability to pass through increasing fuel costs and general price increases. Rental unit sales increased $2.7 million, or 24.1%, and new unit sales decreased $5.5 million, or 35.7%. We estimate that recent acquisitions completed over the past four quarters contributed approximately $22.4 million to total revenues for three months ended September 30, 2022.
Total average units on rent for the three months ended September 30, 2022 and 2021 were 318,281 and 273,080, respectively, representing an increase of 45,201, or 16.6%. Of this increase, approximately 20,000 portable storage units and 4,000 modular space units on rent were added through recent acquisitions. Portable storage average units on rent increased by 41,048 units, or 25.1%, for the three months ended September 30, 2022 driven by strong demand and acquisitions. The average portable storage unit utilization rate during the three months ended September 30, 2022 was 88.9%, as compared to

83.9% during the same period in 2021. Modular space average units on rent increased 4,153 units, or 3.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 driven primarily by acquisitions. The average modular space unit utilization rate during the three months ended September 30, 2022 was 68.9%, as compared to 70.1% during the same period in 2021.
Modular space average monthly rental rates increased 18.3% to $907 for the three months ended September 30, 2022. Improved pricing was achieved across all relevant segments. Average modular space monthly rental rates increased by $157, or 18.8%, to $991 in the NA Modular segment and by $144, or 23.9%, in the NA Storage segment. Increases were driven by a continuation of our long-term price optimization initiative and VAPS penetration opportunities across our NA Modular segment as well as by some early application of these same price management tools and processes across the NA Storage segment. The NA Storage segment also continued to see early benefits from increased VAPS penetration opportunities.
Average portable storage monthly rental rates increased 25.5% to $182 for the three months ended September 30, 2022 driven by our price management tools and processes, further supported by high utilization and by an acceleration earlier into the third quarter of our seasonal retail business at increased rates.
Gross Profit: Our gross profit percentage was 52.0% and 51.9% for the three months ended September 30, 2022 and 2021, respectively. Our adjusted gross profit percentage, which excludes the effects of depreciation, was 63.5% and 63.4% for the three months ended September 30, 2022 and 2021, respectively. Gross profit increased $75.1 million, or 31.4%, to $314.3 million for the three months ended September 30, 2022 from $239.2 million for the three months ended September 30, 2021. The increase in gross profit was a result of a $71.0 million increase in leasing gross profit, increased delivery and installation gross profit of $19.4 million and increased new and rental unit sale margins of $0.8 million. These increases were primarily a result of increased revenues due to favorable average monthly rental rates across both portable storage and modular space units, increased pricing on delivery and installation, as well as due to higher units on rent and increased activity levels driving higher delivery and installation revenues, partially offset by increased variable costs during the period as a result of higher activity levels in the current quarter and inflationary pressures across many of our cost categories. Depreciation increased $16.2 million as a result of capital investments made in our rental equipment, including the impact of recent acquisitions.
SG&A: Selling, general and administrative expense ("SG&A") increased $18.1 million, or 14.2%, to $145.4 million for the three months ended September 30, 2022, compared to $127.3 million for the three months ended September 30, 2021. Employee costs excluding stock compensation increased $12.2 million, or 20.6%, driven by a 12% increase in SG&A headcount to support both organic and inorganic growth, wage increases, and increased variable compensation as a result of the growth achieved. Stock compensation expense increased $1.0 million to $7.2 million for the three months ended September 30, 2022, compared to $6.2 million for the three months ended September 30, 2021. Integration costs decreased $4.3 million to $3.9 million for the three months ended September 30, 2022, compared to $8.2 million for the three months ended September 30, 2021. The remaining increases were primarily driven by increased economic activity and inflationary increases, including increased occupancy and office costs, legal and professional fees, insurance, travel expenses, and marketing cost increases.
Other Depreciation and Amortization: Other depreciation and amortization increased $0.6 million to $17.1 million for the three months ended September 30, 2022 compared to $16.5 million for the three months ended September 30, 2021. The increase was driven by an increase in depreciation of vehicles, buildings and equipment.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges were $0 for the three months ended September 30, 2022 as compared to $0.6 million for the three months ended September 30, 2021. The decrease resulted from fewer closed locations during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Restructuring Costs: Restructuring costs were $1.9 million for the three months ended September 30, 2021 primarily driven by employee termination costs resulting from the elimination of positions due to the merger.
Currency Losses, net: Currency losses, net changed by $0.1 million to $0.2 million for the three months ended September 30, 2022 from $0.1 million for the three months ended September 30, 2021. This change was primarily attributable to the impact of foreign currency exchanges rate changes on intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.
Other (Income) Expense, net: Other (income) expense, net was $2.5 million of income for the three months ended September 30, 2022 compared to $1.5 million of expense for the three months ended September 30, 2021. Other income, net of $2.5 million for the three months ended September 30, 2022 was primarily related to insurance recoveries in the quarter related to Hurricane Ida in the Gulf Coast area of the United States in 2021.
Interest Expense: Interest expense increased $9.2 million, or 31.7%, to $38.2 million for the three months ended September 30, 2022 from $29.0 million for the three months ended September 30, 2021 due to both an increase in outstanding borrowings and an increase in the weighted average interest rate for borrowings under the ABL Facility due to increased benchmark interest rates, partially offset by a favorable margin reduction as a result of the June 30, 2022 amendment to the credit facility. See Note 10 to the condensed consolidated financial statements for further discussion of our debt.
Income Tax Expense: Income tax expense increased $25.0 million to $30.2 million for the three months ended September 30, 2022 compared to $5.2 million for the three months ended September 30, 2021. The increase in expense was driven by the pre-tax income increase for the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Our condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021 are presented below.

	Nine Months Ended September 30,		2022 vs. 2021 $ Change
(in thousands)	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$1,226,206	$965,894	$260,312
Delivery and installation	341,027	252,914	88,113
Sales revenue:
New units	26,232	35,915	(9,683)
Rental units	38,874	40,911	(2,037)
Total revenues	1,632,339	1,295,634	336,705
Costs:
Costs of leasing and services:
Leasing	288,774	222,747	66,027
Delivery and installation	256,130	209,963	46,167
Costs of sales:
New units	15,469	24,322	(8,853)
Rental units	21,123	22,441	(1,318)
Depreciation of rental equipment	192,228	165,027	27,201
Gross profit	858,615	651,134	207,481
Expenses:
Selling, general and administrative	445,319	356,651	88,668
Other depreciation and amortization	50,895	51,793	(898)
Lease impairment expense and other related charges	254	2,328	(2,074)
Restructuring costs	(86)	11,956	(12,042)
Currency losses, net	247	196	51
Other (income) expense, net	(7,642)	202	(7,844)
Operating income	369,628	228,008	141,620
Interest expense	102,362	87,793	14,569
Fair value loss on common stock warrant liabilities	—	26,597	(26,597)
Loss on extinguishment of debt	—	5,999	(5,999)
Income from continuing operations before income tax	267,266	107,619	159,647
Income tax expense	67,167	32,341	34,826
Income from continuing operations	$200,099	$75,278	$124,821

Comparison of Nine Months Ended September 30, 2022 and 2021
Revenue: Total revenue increased $336.7 million, or 26.0%, to $1,632.3 million for the nine months ended September 30, 2022 from $1,295.6 million for the nine months ended September 30, 2021. Leasing revenue increased $260.3 million, or 26.9%, as compared to the same period in 2021 driven by an increase of 38,780 average modular space and portable storage units on rent as a result of increased economic activity and acquisitions, and improved pricing and value added products. Delivery and installation revenues increased $88.1 million, or 34.8%, due to increased overall activity and increased pricing due to our ability to pass through increasing fuel costs and general price increases. Rental unit sales decreased $2.0 million, or 4.9%, and new unit sales decreased $9.7 million, or 27.0%.

Total average units on rent for the nine months ended September 30, 2022 and 2021 were 302,444 and 263,664, respectively. Modular space average units on rent increased 2,787 units, or 2.5%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Modular space average monthly rental rates increased 17.3% to $853 for the nine months ended September 30, 2022. Portable storage average units on rent increased by 35,993 units, or 23.5%, for the nine months ended September 30, 2022. Average portable storage monthly rental rates increased 22.1% to $171 for the nine months ended September 30, 2022. The average modular space unit utilization rate during the nine months ended September 30, 2022 was 68.9%, as compared to 70.2% during the same period in 2021. The average portable storage unit utilization rate during the nine months ended September 30, 2022 was 86.4%, as compared to 78.7% during the same period in 2021.
Gross Profit: Our gross profit percentage was 52.6% and 50.3% for the nine months ended September 30, 2022 and 2021, respectively. Our adjusted gross profit percentage, which excludes the effects of depreciation, was 64.4% and 63.0% for the nine months ended September 30, 2022 and 2021, respectively. Gross profit increased $207.5 million, or 31.9%, to $858.6 million for the nine months ended September 30, 2022 from $651.1 million for the nine months ended September 30, 2021. The increase in gross profit was a result of a $194.2 million increase in leasing gross profit and increased delivery and installation gross profit of $42.0 million, partially offset by decreased new and rental unit sale margins of $1.6 million. The increases in leasing gross profit and delivery and installation gross profit were driven by favorable average monthly rental rates on modular space and portable storage units, increased pricing on delivery and installation, as well as due to higher units on rent and increased activity levels driving higher delivery and installation revenues. Depreciation increased to $192.2 million as a result of fleet acquired through acquisitions and capital investments made in our rental equipment.
SG&A: SG&A increased $88.6 million, or 24.8%, to $445.3 million for the nine months ended September 30, 2022, compared to $356.7 million for the nine months ended September 30, 2021. Employee costs excluding stock compensation increased $45.3 million, or 27.2%, driven by a 13% increase in SG&A headcount to support both organic and inorganic growth, wage increases, and increased variable compensation as a result of the growth achieved. Stock compensation expense increased $8.3 million to $22.6 million for the nine months ended September 30, 2022, compared to $14.3 million for the nine months ended September 30, 2021. Integration costs decreased $10.0 million to $13.2 million for the nine months ended September 30, 2022, compared to $23.2 million for the nine months ended September 30, 2021. The remaining increases were primarily driven by increased economic activity and inflationary increases, including increased occupancy and office costs, legal and professional fees, insurance, travel expenses, and marketing cost increases.
Other Depreciation and Amortization: Other depreciation and amortization decreased $0.9 million to $50.9 million for the nine months ended September 30, 2022 compared to $51.8 million for the nine months ended September 30, 2021.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges was $0.3 million for the nine months ended September 30, 2022 as compared to $2.3 million for the nine months ended September 30, 2021.
Restructuring Costs: In the nine months ended September 30, 2021, the Company recorded $12.0 million of restructuring costs primarily as a result of employee termination costs from the elimination of positions due to the Merger. Employee termination costs of $7.2 million were settled in stock, which is non-cash, non-recurring and not included in stock compensation expense.
Currency Losses, Net: Currency losses, net of $0.2 million remained flat for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.
Other Income, Net: Other income, net was $7.6 million of income for the nine months ended September 30, 2022 compared to $0.2 million of expense for the nine months ended September 30, 2021. The increase was primarily attributable to insurance recoveries in the current period related to Hurricane Ida in the Gulf Coast area of the United States in 2021.
Interest Expense: Interest expense increased $14.6 million to $102.4 million for the nine months ended September 30, 2022 from $87.8 million for the nine months ended September 30, 2021 due to both an increase in outstanding borrowings and an increase in the weighted average interest rate for borrowings under the ABL Facility due to increased benchmark interest rates, partially offset by a favorable margin reduction as a result of the June 30, 2022 amendment to the credit facility. See Note 10 to the condensed consolidated financial statements for further discussion of our debt.
Fair Value Loss on Common Stock Warrant Liabilities: The fair value loss on common stock warrant liabilities was $26.6 million for the nine months ended September 30, 2021, primarily due to the change in estimated fair value of common stock warrant liabilities. Subsequent to May 2021, no 2015 Private Warrants were outstanding.
Loss on Extinguishment of Debt: During the nine months ended September 30, 2021, the Company redeemed $123.5 million of the outstanding principal of its 2025 Secured Notes and recorded a loss on extinguishment of debt of $6.0 million. There was no similar transaction in the nine months ended September 30, 2022.
Income Tax Expense: Income tax expense increased $34.9 million to $67.2 million for the nine months ended September 30, 2022 compared to $32.3 million for the nine months ended September 30, 2021. The increase in expense was driven by the pre-tax income increase for the nine months ended September 30, 2022.

Business Segment Results
Following the divestiture of the Tank and Pump segment, the Company operates in three reportable segments as follows: NA Modular, NA Storage and UK Storage. NA Modular represents the activities of the North American modular business. NA Storage represents the activities of the North American portable storage business. UK Storage represents the results of all modular and portable storage operations in the UK. During the third quarter of 2021, the majority of the portable storage product business within the NA Modular segment was transitioned to the NA Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were transferred to the NA Storage segment, representing a shift of approximately $5.0 million of revenue and gross margin per quarter from the NA Modular segment to the NA Storage segment. This adjustment was not made to the historical segment results of prior periods, given its relative immateriality.
The following tables and discussion summarize our reportable segment financial information for the three and nine months ended September 30, 2022 and 2021.
Comparison of Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Total
Revenue	$375,364	$202,645	$26,164	$604,173
Gross profit	$156,852	$141,035	$16,445	$314,332
Adjusted EBITDA	$140,673	$98,695	$11,971	$251,339
Capital expenditures for rental equipment	$81,052	$41,246	$4,605	$126,903
Average modular space units on rent	87,364	18,052	8,569	113,985
Average modular space utilization rate	67.8%	73.7%	71.5%	68.9%
Average modular space monthly rental rate	$991	$746	$391	$907
Average portable storage units on rent	556	175,946	27,794	204,296
Average portable storage utilization rate	63.1%	88.8%	89.7%	88.9%
Average portable storage monthly rental rate	$227	$197	$88	$182

	Three Months Ended September 30, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Total
Revenue	$299,051	$133,897	$28,099	$461,047
Gross profit	$127,854	$92,496	$18,876	$239,226
Adjusted EBITDA	$106,825	$59,123	$13,255	$179,203
Capital expenditures for rental equipment	$31,789	$11,920	$11,649	$55,358
Average modular space units on rent	84,218	16,316	9,298	109,832
Average modular space utilization rate	67.6%	77.6%	83.4%	70.1%
Average modular space monthly rental rate	$834	$602	$454	$767
Average portable storage units on rent	493	137,123	25,632	163,248
Average portable storage utilization rate	48.0%	83.2%	89.1%	83.9%
Average portable storage monthly rental rate	$179	$155	$90	$145
NA Modular
Revenue: Total revenue increased $76.3 million, or 25.5%, to $375.4 million for the three months ended September 30, 2022 from $299.1 million for the three months ended September 30, 2021. The increase was primarily the result of a $51.6 million, or 23.5%, increase in leasing revenue, a $26.4 million, or 45.5%, increase in modular delivery and installation revenue, a $4.0 million, or 51.3%, increase in rental unit sales revenue. These were partially offset by a $5.6 million, or 41.5%, decrease in new unit sales. Average modular space monthly rental rates increased 18.8% for the three months ended September 30, 2022 to $991 driven by the continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio. Average modular space units on rent increased by 3,146 units, or 3.7%, year over year primarily due to acquisitions.
Gross Profit: Gross profit increased $29.0 million, or 22.7%, to $156.9 million for the three months ended September 30, 2022 from $127.9 million for the three months ended September 30, 2021. Gross profit percentage contracted 100 bps to 41.8%. The increase in gross profit was driven by higher leasing gross profit, which increased $29.5 million, or 18.4%, driven by improved pricing including VAPS. The increase in gross profit from leasing for the three months ended September 30, 2022 was further complemented by an $11.6 million increase in delivery and installation gross profit, and a $2.0 million increase in rental unit sales gross profit. These increases were partially offset by a $13.6 million increase in depreciation of rental equipment related to capital investments made in our rental equipment and due to fleet acquired as part of acquisitions, and a $0.3 million decrease in new unit sales gross profit.
Adjusted EBITDA: Adjusted EBITDA increased $33.9 million, or 31.8%, to $140.7 million for the three months ended September 30, 2022 from $106.8 million for the three months ended September 30, 2021. Adjusted EBITDA margin percentage increased 176 bps to 37.5%. The increase was driven by higher leasing and delivery and installation gross profits discussed above. SG&A, excluding discrete items, increased $12.8 million, or 19.2%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 to support higher staffing levels for both organic and inorganic growth, wage increases, and increased variable compensation as a result of the growth achieved, increased office and occupancy costs, increased travel expenses, and increased subscription, legal and professional fees.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $49.3 million, or 155.0%, to $81.1 million for the three months ended September 30, 2022 from $31.8 million for the three months ended September 30, 2021. Net Fleet CAPEX increased $45.3 million, or 188.8%, to $69.2 million. These increases were driven by increased refurbishments, and increased new fleet and VAPS purchase volumes, further increased by inflationary pressures.
NA Storage
Revenue: Total revenue increased $68.7 million, or 51.3%, to $202.6 million for the three months ended September 30, 2022 from $133.9 million for the three months ended September 30, 2021. Leasing revenues increased $55.4 million in the current quarter compared to the prior-year quarter. Modular space average units on rent increased 10.6% and average modular space monthly rental rates increased 23.9% year-over-year driven primarily by increased pricing on new deliveries. Portable storage units on rent increased 38,823, or 28.3%. Increases in organic activity drove an increase in average portable storage units on rent of approximately 14.0% or 19,000 units on rent, including an acceleration earlier into the third quarter of our seasonal retail business. The remaining increase of approximately 20,000 units on rent was driven by units added in recent acquisitions. Average portable storage monthly rental rates increased 27.1% year-over-year as a result of our price management tools and processes, further supported by high utilization, and by an acceleration earlier into the third quarter of our seasonal retail business. Delivery and installation revenues increased $14.3 million year-over-year driven by increased demand for new project deliveries, and by increased pricing on new deliveries and returns as compared to 2021. Sales revenues decreased $1.0 million compared to the prior-year quarter.
Gross Profit: Gross profit increased by $48.5 million, or 52.4%, to $141.0 million for the three months ended September 30, 2022 compared to $92.5 million for the three months ended September 30, 2021. Gross profit percentage increased 50 bps to 69.6%. Gross profit on leasing activity increased by $43.5 million year-over-year driven by both increased volume and increased pricing as described above. For delivery and installation, gross profit increased $8.4 million. Sales gross profit decreased by $0.9 million to $1.2 million.
Adjusted EBITDA: Adjusted EBITDA increased $39.6 million, or 66.9%, to $98.7 million for the three months ended September 30, 2022 from $59.1 million for the three months ended September 30, 2021. Adjusted EBITDA margin percentage increased 455 bps to 48.7%. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. Excluding acquisition-related costs and stock-based compensation, SG&A increased $10.5 million in this segment. The increase was comprised of increased costs for personnel, including commissions and other variable compensation to support increased commercial activity, increased travel expenses, and increased subscription and professional fees.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $29.3 million, or 246.2%, to $41.2 million for the three months ended September 30, 2022 from $11.9 million for the three months ended September 30, 2021. Net Fleet CAPEX increased $30.7 million, or 347.6%, to $39.5 million. The increase in purchases of rental equipment and refurbishments was driven primarily by increased purchases of portable storage containers during the period to support organic growth.
UK Storage
Revenue: Total revenue decreased $1.9 million, or 6.8%, to $26.2 million for the three months ended September 30, 2022 from $28.1 million for the three months ended September 30, 2021 due to the strengthening of the U.S. Dollar. In local currency, total revenues increased £1.8 million to £22.2 million. Leasing revenues decreased $2.0 million in the current quarter compared to the prior-year quarter. In local currency, leasing revenues increased £1.0 million to £16.7 million. Modular space average units on rent decreased 7.8%, while portable storage units on rent increased 8.4%. Average monthly rental rates for modular space units decreased 13.9% and average monthly rental rates for portable storage units decreased 2.2% year-over-year, including the impacts of currency fluctuations. In local currency, average monthly rental rates for modular space units increased 0.3% and average monthly rental rates for portable storage increased 13.6% year-over-year. Delivery and installation revenues increased $0.2 million year-over-year. In local currency, delivery and installation revenues increased £0.9 million to £5.0 million. Sales revenues decreased $0.1 million compared to the prior-year quarter. In local currency, sales revenues decreased £0.1 million to £0.6 million.
Gross Profit: Gross profit decreased $2.5 million, or 13.2%, for the three months ended September 30, 2022 to $16.4 million from $18.9 million for the three months ended September 30, 2021 due to the strengthening of the U.S. Dollar. In local currency, gross profit increased £0.3 million, or 2.0%.
Adjusted EBITDA: Adjusted EBITDA decreased $1.3 million, or 9.8%, to $12.0 million for three months ended September 30, 2022 from $13.3 million for the three months ended September 30, 2021 and the Adjusted EBITDA margin percentage contracted to 45.8% from 47.2%. The decrease resulted from the unfavorable gross profit discussed above driven by unfavorable currency fluctuations, partially offset by decreased SG&A of $1.1 million. In local currency, Adjusted EBITDA increased £0.6 million, or 5.7%.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $7.0 million, or 60.3%, to $4.6 million for the three months ended September 30, 2022 from $11.6 million for the three months ended September 30, 2021. Net Fleet CAPEX decreased $7.1 million, or 62.7%, to $4.2 million. The decrease in purchases of rental equipment and refurbishments was driven primarily by decreased purchases of portable storage containers as compared to the prior year.
Comparison of Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30, 2022
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Total
Revenue	$1,022,720	$529,347	$80,272	$1,632,339
Gross profit	$439,573	$367,585	$51,457	$858,615
Adjusted EBITDA	$372,502	$243,282	$36,745	$652,529
Capital expenditures for rental equipment	$221,111	$95,699	$21,824	$338,634
Average modular space units on rent	86,310	18,223	8,470	113,003
Average modular space utilization rate	67.5%	74.7%	72.0%	68.9%
Average modular space monthly rental rate	$936	$673	$409	$853
Average portable storage units on rent	498	161,331	27,612	189,441
Average portable storage utilization rate	56.5%	86.0%	89.8%	86.4%
Average portable storage monthly rental rate	$201	$184	$92	$171

	Nine Months Ended September 30, 2021
(in thousands, except for units on rent and rates)	NA Modular	NA Storage	UK Storage	Total
Revenue	$854,657	$357,439	$83,538	$1,295,634
Gross profit	$356,992	$240,836	$53,306	$651,134
Adjusted EBITDA	$307,741	$154,971	$36,647	$499,359
Capital expenditures for rental equipment	$120,288	$24,165	$22,645	$167,098
Average modular space units on rent	84,589	16,371	9,256	110,216
Average modular space utilization rate	67.6%	78.5%	83.8%	70.2%
Average modular space monthly rental rate	$790	$570	$428	$727
Average portable storage units on rent	9,566	118,598	25,284	153,448
Average portable storage utilization rate	64.1%	78.0%	90.0%	78.7%
Average portable storage monthly rental rate	$129	$152	$86	$140

NA Modular
Revenue: Total revenue increased $168.1 million, or 19.7%, to $1,022.8 million for the nine months ended September 30, 2022 from $854.7 million for the nine months ended September 30, 2021. The increase was primarily the result of a $119.3 million, or 18.7%, increase in leasing revenue, a $52.2 million, or 32.3%, increase in delivery and installation revenues and a $3.2 million, or 11.3%, increase in rental unit sales revenue. The increases to leasing revenue and delivery and installation revenues were partially offset by declines in revenues for portable storage units in the first and second quarters of 2022 as a result of transitioning the majority of the portable storage product business within the NA Modular segment to the NA Storage segment during the third quarter of 2021. Approximately 12,000 units were transferred during the third quarter of 2021 to the NA Storage segment, reallocating approximately $10.0 million of revenue from NA Modular segment to the NA Storage segment in the first six months of 2022 relative to the first six months of 2021. Average modular space monthly rental rates increased 18.5% for the nine months ended September 30, 2022 to $936 driven by the continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio. In addition to improved pricing, average modular space units on rent increased by 1,721 units, or 2.0%, year over year driven primarily by acquisitions.
Gross Profit: Gross profit increased $82.6 million, or 23.1%, to $439.6 million for the nine months ended September 30, 2022 from $357.0 million for the nine months ended September 30, 2021. The increase in gross profit was driven by higher leasing gross profit, which increased $77.7 million, or 16.7%, driven by improved pricing including VAPS and increased modular unit on rent volumes, partially offset by the transfer of portable storage units to the NA Storage segment discussed above, and a $25.2 million increase in delivery and installation gross profit driven by volumes and improved pricing. These increases were further complemented by a $0.5 million increase in new sales gross profit and $1.7 million increase in rental unit sales gross profit. These increases were partially offset by a $22.5 million increase in depreciation of rental equipment related to capital investments made in our rental equipment and due to fleet acquired as part of acquisitions.
Adjusted EBITDA: Adjusted EBITDA increased $64.8 million, or 21.0%, to $372.5 million for the nine months ended September 30, 2022 from $307.7 million for the nine months ended September 30, 2021. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $50.0 million, or 26.0%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 to support higher staffing levels for both organic and inorganic growth, wage increases, and increased variable compensation as a result of the growth achieved, increased office and occupancy costs, increased travel expenses, and increased subscription, legal and professional fees.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $100.8 million, or 83.8%, to $221.1 million for the nine months ended September 30, 2022 from $120.3 million for the nine months ended September 30, 2021. These increases were driven by increased refurbishments, and increased new fleet and VAPS purchase volumes, further increased by inflationary pressures.

NA Storage
Revenue: Total revenue increased $171.9 million, or 48.1%, to $529.4 million for the nine months ended September 30, 2022 from $357.5 million for the nine months ended September 30, 2021. The increase was primarily the result of a $142.0 million, or 53.1%, increase in leasing revenue, and a $36.5 million, or 49.9%, increase in delivery and installation revenues. These increases were partially offset by a decrease in rental unit sales revenue of $5.3 million, or 46.5%. Average portable storage monthly rental rates increased 21.1% for the nine months ended September 30, 2022 to $184 as a result of our price management tools and processes, further supported by high utilization, and by an acceleration earlier into the third quarter of our seasonal retail business. Average portable storage units on rent increased by 42,733 units, or 36.0%, year over year, driven by increased organic economic activity of approximately 17,500 average units on rent, approximately 17,000 average units on rent acquired from acquisitions, and due to the transfer of approximately 12,000 portable storage units on rent from the NA Modular segment, which occurred in the third quarter of 2021 (8,000 average units on rent impact). Average modular space monthly rental rates increased 18.1% for the nine months ended September 30, 2022 to $673 driven by the continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio. Average modular space units on rent increased by 1,852 units, or 11.3%, year over year, of which approximately 30% was acquisition driven.
Gross Profit: Gross profit increased $126.8 million, or 52.7%, to $367.6 million for the nine months ended September 30, 2022 from $240.8 million for the nine months ended September 30, 2021. Gross profit on leasing activity increased by $116.8 million year-over-year driven by both increased volume and increased pricing as described above. For delivery and installation, gross profit increased $17.9 million. Sales gross profit decreased by $3.5 million to $3.5 million.
Adjusted EBITDA: Adjusted EBITDA increased $88.3 million, or 57.0%, to $243.3 million for the nine months ended September 30, 2022 from $155.0 million for the nine months ended September 30, 2021. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $40.6 million, or 38.4%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 to support higher staffing levels for both organic and inorganic growth, wage increases, and increased variable compensation as a result of the growth achieved, increased office and occupancy costs, increased travel expenses, and increased subscription, legal and professional fees.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments increased $71.5 million, or 295.5%, to $95.7 million for the nine months ended September 30, 2022 from $24.2 million for the nine months ended September 30, 2021. The increase in purchases of rental equipment and refurbishments was driven primarily by increased purchases of portable storage containers during the period to support organic growth.

UK Storage
Revenue: Total revenue decreased $3.2 million, or 3.9%, to $80.3 million for the nine months ended September 30, 2022 from $83.5 million for the nine months ended September 30, 2021 due to the strengthening of the U.S. Dollar. The decrease was primarily the result of a $1.8 million, or 66.7%, decrease in new unit sales revenue and a $0.6 million, or 3.3%, decrease in delivery and installation revenues. In local currency, total revenue increased £3.6 million, driven by a £3.8 million increase in leasing revenue, and a £0.9 million increase in delivery and installation revenue, partially offset by a £1.1 million decrease in sales revenue. Average portable storage monthly rental rates increased 7.0% for the nine months ended September 30, 2022 to $92. Average portable storage units on rent increased by 2,328 units, or 9.2%, year over year. Average modular space monthly rental rates decreased 4.4% for the nine months ended September 30, 2022 to $409. Average modular space units on rent decreased by 786 units, or 8.5%, year over year. In local currency, average portable storage monthly rental rates decreased 5.2% for the nine months ended September 30, 2022 to £73, and average modular space monthly rental rates decreased 13.3% for the nine months ended September 30, 2022 to £325.
Gross Profit: Gross profit decreased $1.8 million, or 3.4%, to $51.5 million for the nine months ended September 30, 2022 from $53.3 million for the nine months ended September 30, 2021 due to the strengthening of the U.S. Dollar. Gross profit on leasing activity decreased by $0.3 million year-over-year. For delivery and installation, gross profit decreased $1.2 million. Sales gross profit decreased by $0.2 million to $0.7 million. In local currency, gross profit increased £2.4 million, or 6.4% for the nine months ended September 30, 2022 from £38.5 million. Gross profit on leasing activity increased by £3.3 million. For delivery and installation, gross profit decreased £0.4 million. Sales gross profit decreased by £0.1 million to £0.6 million.
Adjusted EBITDA: Adjusted EBITDA increased $0.1 million, or 0.3%, to $36.7 million for the nine months ended September 30, 2022 from $36.6 million for the nine months ended September 30, 2021. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, decreased $1.8 million, or 9.0%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. In local currency, Adjusted EBITDA increased £2.8 million, or 10.6%.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $0.8 million, or 3.5%, to $21.8 million for the nine months ended September 30, 2022 from $22.6 million for the nine months ended September 30, 2021.

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
Adjusted EBITDA
We define EBITDA as net income (loss) plus net interest (income) expense, income tax expense (benefit), depreciation and amortization. Our adjusted EBITDA ("Adjusted EBITDA") reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what we consider transactions or events not related to our core business operations:
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
Our Chief Operating Decision Maker ("CODM") evaluates business segment performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated income from continuing operations to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company and captures the business performance of the segments, inclusive of indirect costs.
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
The following table provides unaudited reconciliations of Income from continuing operations to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Income from continuing operations	$85,728	$57,113	$200,099	$75,278
Income tax expense from continuing operations	30,219	5,243	67,167	32,341
Loss on extinguishment of debt	—	—	—	5,999
Fair value loss on common stock warrant liabilities	—	—	—	26,597
Interest expense	38,165	29,006	102,362	87,793
Depreciation and amortization	86,225	69,449	243,123	216,820
Currency losses, net	236	127	247	196
Restructuring costs, lease impairment expense and other related charges	—	2,457	168	14,284
Transaction costs	—	303	35	1,147
Integration costs	3,902	8,242	13,182	23,206
Stock compensation expense	7,180	6,157	22,628	14,305
Other	(316)	1,106	3,518	1,393
Adjusted EBITDA	$251,339	$179,203	$652,529	$499,359

Income From Continuing Operations Excluding Gain/Loss from Warrants
We define Income from Continuing Operations Excluding Gain/Loss from Warrants as income from continuing operations plus or minus the impact of the change in the fair value of the common stock warrant liability. Management believes that the presentation of our financial statements excluding the impact of the mark-to-market adjustment provides useful information regarding our results of operations and assists in the review of our actual operating performance. The following table provides unaudited reconciliations of Income from Continuing Operations to Income from Continuing Operations Excluding Gain/Loss from Warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income from Continuing Operations	$85,728	$57,113	$200,099	$75,278
Fair value loss on common stock warrant liabilities	—	—	—	26,597
Income from Continuing Operations Excluding Gain/Loss from Warrants	$85,728	$57,113	$200,099	$101,875

Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Income from Continuing Operations Margin is defined as Income from continuing operations divided by revenue. Management believes that the presentation of Adjusted EBITDA Margin and Income from Continuing Operations Margin provides useful information to investors regarding the performance of our business. The following table provides unaudited reconciliations of Adjusted EBITDA Margin and Income from Continuing Operations Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA (A)	$251,339	$179,203	$652,529	$499,359
Revenue (B)	604,173	461,047	1,632,339	1,295,634
Adjusted EBITDA Margin (A/B)	41.6%	38.9%	40.0%	38.5%
Income from continuing operations (C)	$85,728	$57,113	$200,099	$75,278
Income from Continuing Operations Margin (C/B)	14.2%	12.4%	12.3%	5.8%

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

The following table provides unaudited reconciliations of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Revenue (A)	$604,173	$461,047	$1,632,339	$1,295,634

Gross profit (B)	$314,332	$239,226	$858,615	$651,134
Depreciation of rental equipment	69,159	52,990	192,228	165,027
Adjusted Gross Profit (C)	$383,491	$292,216	$1,050,843	$816,161

Gross Profit Percentage (B/A)	52.0%	51.9%	52.6%	50.3%
Adjusted Gross Profit Percentage (C/A)	63.5%	63.4%	64.4%	63.0%
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Total purchases of rental equipment and refurbishments	$(135,076)	$(60,374)	$(360,465)	$(178,191)
Total proceeds from sale of rental equipment	17,183	11,597	52,263	42,034
Net CAPEX for Rental Equipment	(117,893)	(48,777)	(308,202)	(136,157)
Purchases of property, plant and equipment	(10,000)	(3,386)	(30,253)	(20,836)
Proceeds from sale of property, plant and equipment	894	209	1,645	16,647
Net CAPEX	$(126,999)	$(51,954)	$(336,810)	$(140,346)

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
Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”), and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility") together with the US Facility (collectively, the “ABL Facility”), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros. Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool. At September 30, 2022, we had $1.9 billion outstanding principal and $1.1 billion of available borrowing capacity under the ABL Facility.
Cash Flow Comparison for the Nine Months Ended September 30, 2022 and 2021
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets. The following summarizes our change in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash from operating activities	$544,238	$392,055
Net cash from investing activities	(225,930)	(196,590)
Net cash from financing activities	(313,723)	(208,935)
Effect of exchange rate changes on cash and cash equivalents	(1,842)	(150)
Net change in cash and cash equivalents	$2,743	$(13,620)
Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2022 was $544.2 million as compared to $392.1 million for the nine months ended September 30, 2021, an increase of $152.2 million, or 38.8%. The increase was due to an increase of $157.5 million of net income, adjusted for non-cash items, partially offset by a decrease of $5.2 million in net changes in operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2022 was $225.9 million as compared to $196.6 million for the nine months ended September 30, 2021, an increase of $29.3 million. The increase in cash used in investing activities was driven by a $182.3 million increase in cash used for the purchase of rental equipment and refurbishments, a $152.4 million increase in cash used in acquisitions, net of cash acquired, a $15.0 million decrease in proceeds from sale of property, plant and equipment, and a $9.5 million increase in cash used for the purchase of property, plant and equipment, partially offset by a $319.5 million increase in proceeds from sale of Tank and Pump business and a $10.3 million increase in proceeds from the sale of rental equipment.
Cash Flows from Financing Activities
Cash used in financing activities for the nine months ended September 30, 2022 was $313.7 million as compared to $208.9 million for the nine months ended September 30, 2021, an increase of $104.8 million. The increase was primarily due to a $195.1 million increase in the repurchase and cancellation of common stock and warrants, an $87.1 million increase in repayment of borrowings, and a $27.0 million increase in principal payments on finance lease obligations, partially offset by a $212.1 million increase in receipts from borrowings.
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

The following table provides reconciliations of net cash provided by operating activities to Free Cash Flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$210,385	$130,447	$544,238	$392,055
Purchase of rental equipment and refurbishments	(135,076)	(60,374)	(360,465)	(178,191)
Proceeds from sale of rental equipment	17,183	11,597	52,263	42,034
Purchases of property, plant and equipment	(10,000)	(3,386)	(30,253)	(20,836)
Proceeds from the sale of property, plant and equipment	894	209	1,645	16,647
Free Cash Flow	$83,386	$78,493	$207,428	$251,709
Cash flow from operations increased by $152.2 million or 38.8% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Cash used in investing activities excluding acquisitions and sale of discontinued operations increased by $196.4 million to support unit on rent and VAPS growth with leasing revenues up 27.0% year-over-year. Cash flow from operations increased by $79.8 million, or 61.1% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was supported by the 30.6% increase in leasing revenue year-over-year. Free cash flow of $207.4 million for the nine months ended September 30, 2022 was down $44.3 million as compared to the nine months ended September 30, 2021 which is consistent with the counter cyclicality of free cash flow in our business.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes, and finance leases, totaling $3.0 billion as of September 30, 2022, $13.5 million of which is obligated to be repaid within the next twelve months. Refer to Note 10 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for equipment and office space. As of September 30, 2022, the Company had lease obligations of $264.7 million, with $60.0 million payable within the next twelve months.
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
There were no significant changes to our critical accounting policies during the nine months ended September 30, 2022.

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
•our ability to effectively compete in the modular space and portable storage industries;
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.9 billion in outstanding principal under the ABL Facility at September 30, 2022. An increase in interest rates by 100 basis points on our ABL Facility would increase our quarter to date interest expense by approximately $5.3 million based on current outstanding borrowings.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of September 30, 2022, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

ITEM 2.    Unregistered Sales of Equity Securities
The following table summarizes our purchase of Common Stock during the third quarter of 2022. No stock equivalents were purchased by the Company during the third quarter of 2022.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
July 1, 2022 to July 31, 2022	2,481.7	$33.45	2,481.7	$977.7
August 1, 2022 to August 31, 2022	1,025.4	$41.36	1,025.4	$935.3
September 1, 2022 to September 30, 2022	1,763.4	$40.79	1,763.4	$863.3
Total	5,270.5	$37.44	5,270.5

A share repurchase program authorizes the Company to repurchase its outstanding shares of Common Stock and equivalents. As of September 30, 2022, $863.3 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
A proposal to be included in our proxy statement pursuant to Rule 14a-8 under the Exchange Act must be received at the office of the Corporate Secretary on or before December 23, 2022 (rather than February 3, 2023 as indicated in the proxy statement for our 2022 annual meeting of stockholders). Notice of a proposal submitted pursuant to Rule 14a-8 must also comply with requirements set forth in Rule 14a-8.

ITEM 6.    Exhibits

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

WillScot Mobile Mini Holdings Corp.

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	November 3, 2022		Timothy D. Boswell
President & Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)