Form 10-K
period 2022-12-31
WillScot Mobile Mini Holdings Corp.
filed 2023-02-22
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second quarter), was approximately $7.1 billion.
Shares of Common Stock, par value $0.0001 per share, outstanding: 205,785,957 shares at February 17, 2023.

Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the 2023 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WillScot Mobile Mini Holdings Corp.
Annual Report on Form 10-K

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the US Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. The words “estimates,” “expects,” “anticipates,” “believes,” “forecasts,” “plans,” “intends,” “may,” “will,” “should,” “shall,” “outlook,” “guidance” and variations of these words and similar expressions identify forward-looking statements, which are generally not historical in nature and relate to expectations for future financial performance or business strategies or objectives. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that any such forward-looking statement will materialize. Important factors that may affect actual results or outcomes include, among others:
•various laws and regulations and recent pronouncements related to laws and regulations governing antitrust, climate related disclosures, cybersecurity, privacy, government contracts, anti-corruption and the environment;
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
•fluctuations in interest rates and commodity prices;
•risks associated with labor relations, labor costs and labor disruptions;
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
•operational, economic, political and regulatory risks;
•effective management of our rental equipment;
•the effect of changes in state building codes on our ability to remarket our buildings;
•foreign currency exchange rate exposure;
•significant increases in the costs and restrictions on the availability of raw materials and labor;
•fluctuations in fuel costs or a reduction in fuel supplies;
•our reliance on third party manufacturers and suppliers;
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
Our Company
Headquartered in Phoenix, Arizona, we are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy from a network of approximately 240 branch locations and additional drop lots throughout the United States (“US”), Canada, and Mexico.
With roots dating back more than 60 years, we lease modular space and portable storage units (our “lease fleet”) to customers in the construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions, healthcare and other end markets. We offer our customers an extensive selection of “Ready to Work” solutions with value-added products and services, such as the rental of steps, ramps, and furniture packages, damage waivers, and other amenities to improve the overall customer experience. These turnkey solutions offer customers flexible, low-cost, and timely solutions to meet their flexible work space and storage needs on an outsourced basis.
WillScot Mobile Mini is the holding company for the Williams Scotsman and Mobile Mini families of companies, which resulted from the combination of WillScot Corporation and Mobile Mini, Inc. through a merger that occurred on July 1, 2020 (the "Merger"). On September 30, 2022, the Company completed the sale of its former Tank and Pump Solutions ("Tank and Pump") segment. On December 12, 2022, the Company entered into a Stock Purchase Agreement to sell its United Kingdom ("UK") Storage Solutions ("UK Storage Solutions") segment. On January 31, 2023, the Company completed the sale of its UK Storage Solutions segment. The consolidated financial statements present the historical financial results of the former Tank and Pump segment and the UK Storage Solutions segment as discontinued operations for all periods presented.
The divestitures of the former Tank and Pump segment and the UK Storage Solutions segment completed the Company's transition of its portfolio to its core modular space and storage solutions businesses in North America. Following the completion of these transactions, the Company operates in two reportable segments and renamed them as follows: Modular Solutions ("Modular") and Storage Solutions ("Storage").
During 2022, we acquired certain assets and liabilities of 13 smaller entities, which consisted primarily of approximately 14,100 storage units and 4,400 modular units for $220.6 million in cash.

Products and Services
Modular Space Solutions
Our modular space units meet a broad range of customer needs. Our modular units are typically made of steel and aluminum frames, as well as traditional building materials, and range from standalone portable units as small as 24 square feet to large complex units that can be coupled together or stacked to create versatile work spaces in excess of 10,000 square feet. In all cases, we deploy modular units to customers rapidly from our extensive branch network using our hybrid in-house and outsourced logistics and service infrastructure. We specialize in turnkey ‘Ready to Work’ solutions, which means our units can arrive fully equipped with air conditioning, heating, and filtration units, electrical and Ethernet ports, plumbing and utility hookups, as well as our proprietary line of furnishings and appliances, which we refer to collectively as Value-Added Products and Services (“VAPS”). Our units are transported by truck, either towed (if fitted with axles and hitches) or mounted on flat-bed trailers.
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
Panelized and Stackable Offices. Our FlexTM panelized and stackable offices are the next generation of modular space technology and offer maximum flexibility and design configurations. These units provide a modern, innovative design, smaller footprint, ground level access, and interchangeable panels, including all glass panels that allow customers to configure the space to their precise requirements. These units have the ability to expand upwards up to three stories and outwards, which provides maximum versatility.
Single-Wide Modular Space Units. Single-wide modular space units include mobile offices and sales offices. These units offer maximum ease of installation and removal and are deployed across the broadest range of applications in our fleet. These units typically have “open interiors,” which can be modified using movable partitions, and include tile floors, air conditioning, heating and filtration units, partitions and toilet facilities.
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
Classrooms. Classroom units are generally double-wide units or Flex panelized units adapted specifically for use by school systems or universities. Classroom units usually feature teaching aids, air conditioning, heating and filtration units, windows and, if requested, toilet facilities.
Ground Level Offices. We also offer steel ground level offices from 10 to 40 feet in length and 8 or 10 feet in width. Many of these units are converted to office use from International Organization for Standardization ("ISO") certified shipping containers. These offices are available in various configurations, including all-office floor plans or office and storage combination units that provide a 10‑ or 15‑foot office with the remaining area available for storage. Ground level offices provide the advantage of ground accessibility for ease of access and high security in an all‑steel design. These office units are equipped with electrical wiring, air conditioning, heating and filtration units, phone jacks, carpet or tile, high security doors, and windows with security bars or shutters. Some of these offices are also equipped with sinks, hot water heaters, cabinets and toilet facilities.
Other Modular Space. We offer a range of other specialty products that vary across regions and provide flexibility to serve demands for local markets. Examples include workforce accommodation units with dining facilities used to house workers, often in remote locations, blast-resistant units, and toilet facilities to complement office and classroom units.
Portable Storage Solutions
Portable Storage Containers. Our portable storage containers offer an assortment of differentiated features such as patented locking systems, premium and multiple door options, optional climate control, and numerous configuration options. Standard portable storage containers are made from weather‑resistant corrugated steel and are available in lengths ranging from 5 to 48 feet, widths of either 8 feet or 10 feet, and a variety of configuration options. Doors can be placed at the front, front and back, or the sides of containers. Other options include partitions, shelving and lighting. Storage containers can be equipped with our patented Tri‑Cam Locking System®, which features a waist‑level opening lever and interlocking bars to provide easy access for the owner without sacrificing security. We also offer ContainerGuardLock®, an optional security device, which features a hidden six‑pin tumbler system and is made from drill‑resistant hardened steel. We believe these steel storage containers are a more convenient and cost‑effective alternative to mass warehouse storage, with a high level of security to protect our customers' goods on location at their job site, facility, retail location, or office site.
Steel containers have a long useful life with no technical obsolescence. Our portable storage containers generally have estimated useful lives of 30 years from the date we build or acquire and remanufacture them, with average residual values in excess of 50%. We maintain our steel containers on a regular basis by removing rust, painting them with rust inhibiting paint, plug‑welding holes, and occasionally replacing the wooden floor or a rusted steel panel. Repainting the outside of storage units is the most common maintenance item. A properly maintained container is essentially in the same condition as when it was initially acquired or remanufactured.
The remanufacturing process begins with the purchase of used ISO containers from leasing companies, shipping lines, and brokers. These containers were originally built to ISO standards and are 8 feet wide, up to 9.5 feet high and 20, 40 or 45 feet long. After acquisition, we remanufacture and modify these ISO containers. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, and adding company logos or signs, and may include further customization by adding our proprietary easy opening door system and our patented Tri‑Cam Locking System®. Modification typically involves splitting some containers into differing lengths.
VAPS
We offer a thoughtfully curated portfolio of VAPS that make modular space and portable storage units more productive, comfortable, secure, and “Ready to Work” for our customers. We lease furniture, steps, ramps, basic appliances, internet connectivity devices, integral tool racking, heavy duty capacity shelving, workstations, electrical and lighting products and other items to our customers for use in connection with our products. We also offer our lease customers a damage waiver program that protects them in case the leased unit is damaged. For customers who do not select the damage waiver program, we bill them for the cost of repairs above and beyond normal wear and tear. Importantly, management believes that our scale, branch network, supply chain, and sales performance management tools give us a significant advantage in delivering “Ready to Work” solutions and growing VAPS revenue relative to our competitors.

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

Product Leases
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable reoccurring revenue stream. For the year ended December 31, 2022, over 90% of new lease orders were on our standard lease agreement, pre-negotiated master lease, or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. For the year ended December 31, 2022, the average effective duration of our consolidated lease portfolio for modular space and portable storage units, excluding seasonal portable storage units, was approximately 32 months. As a result, our lease revenue is highly predictable due to its reoccurring nature and the underlying stability and diversification of our lease portfolio.
For the year ended December 31, 2022, our average minimum contractual lease term at the time of delivery in our Modular segment for modular space units was 12 months. However, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our Modular segment lease portfolio was over 35 months. Customers are responsible for the costs of delivery and set-up, dismantling and pick-up, customer-specified modifications, costs to return custom modifications back to standard configuration at end of lease, and any loss or damage beyond normal wear and tear. Our leases generally require customers to maintain liability and property insurance covering the units during the lease term and to indemnify us from losses caused by the negligence of the customer or their employees.
Rental contracts with customers within our Storage segment are generally based on a 28‑day rate and billing cycle. The rental continues until cancelled by the customer or us. On average, steel storage containers on rent for the year ended December 31, 2022 in our Storage segment, excluding seasonal portable storage units, had been in place for over 31 months, and the steel ground level offices on rent for the year ended December 31, 2022 had been in place for approximately 18 months. Rental contracts provide that the customer is responsible for the cost of delivery and pickup and specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. Customers may purchase a damage waiver to avoid damage liability in certain circumstances, which provides an additional source of reoccurring revenue. Customer possessions stored within a portable storage unit are the responsibility of that customer unless covered under our contents insurance products.
Demand for our products varies by end market. Construction customers typically reflect higher demand during months with more temperate weather, while demand from large retailers is stronger from September through December, when more space is needed to store holiday inventories. Retail customers usually return these rented units in December and early in the following year, but also undertake ongoing rolling store renovations which present consistent reoccurring demand throughout the year.
As of December 31, 2022, we had over 364,000 total units including over 154,000 modular space units, approximately 210,000 portable storage units, and other value-added products representing fleet net book value of $3.1 billion and over 128 million square feet of relocatable commercial space. Approximately 103,000 of our modular space units, or 67%, and 176,000 of our portable storage units, or 84%, were on rent as of December 31, 2022.

Product Sales
We complement our core leasing business by selling both new and used units, allowing us to leverage our scale, achieve purchasing benefits, and redeploy capital employed in our lease fleet. Generally, we purchase new units from a broad network of third-party manufacturers. We only purchase new modular space units for resale when we have obtained firm purchase orders (which normally are non-cancelable and include up-front deposits) for such units. Buying units directly for resale adds scale to our purchasing, which is beneficial to our overall supplier relationships and purchasing terms. New unit sales are a natural extension of our leasing operations in situations where customers have long-lived or permanent projects, making it more cost-effective to purchase rather than to lease a unit, and our customers benefit from our product expertise and delivery and installation capabilities.
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

Customers
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions, and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets, as we did in the last few years to service emerging demand in the healthcare and government sectors related to COVID‑19, as well as expanded space requirements related to social distancing. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial segment and the construction segment, which accounted for approximately 47% and 41% of our revenues, respectively, for the year ended December 31, 2022. To optimize the use of fleet assets across our branch network, we centrally manage fleet rebalancing across our end markets. This allows us to serve 15 distinct end markets in which no one customer accounted for more than 3% of revenues for the year ended December 31, 2022.
For the year ended December 31, 2022, our top 10 customers accounted for approximately 7% of revenues, and our top 50 customers accounted for approximately 14% of revenues, reflecting low customer concentration and significant project diversification within our portfolio.
Our logistics and service infrastructure is designed to meet or exceed our customers’ expectations by reacting quickly, efficiently, and with consistent service levels. As a result, we have established strong relationships with a diverse customer base, ranging from large multinational companies to local sole proprietors. We served over 85,000 unique customers in 2022. We believe that our customers prefer our modular space and portable storage products over fixed, on-site built space because they are a quick, flexible, cost-effective, and low-risk solution for temporary or permanent expansion or storage.
Our strategy involves operating standardized rental equipment and "Ready to Work" solutions that can be redeployed across our diversified customer base and branch network in 15 discrete end markets. Key customer end markets include:
Construction and Infrastructure
We provide office and storage space to a broad array of contractors associated with non-residential buildings and non-building infrastructure. Our client portfolio includes many of the largest general contractors and engineering, architecture, procurement, and construction companies in North America, working across all of the non-residential construction sub-sectors. Examples include highway, street, bridge, and tunnel contractors; water, sewer, communication, and power line contractors; and special construction trades, including glass, glazing, and demolition. Our construction and infrastructure customer base is characterized by a wide variety of contractors that are associated with original construction as well as capital improvements in the private, institutional, and municipal arenas. Units are used as offices, break rooms, accommodations, security offices, and other applications.
Commercial and Industrial
Customers in this category use our products as their primary office or retail space, to expand their existing commercial workspace, to increase their storage capabilities, or as temporary space for festivals, sporting, and other events. Customers in this category span a variety of industries ranging from commercial offices; diversified manufacturing; agriculture, forestry and fishing; arts, media, hotels, and entertainment; and many other industrial end markets.
The commercial and industrial segment also includes customers in retail and wholesale trade. These include department, drug, grocery, and strip mall stores, logistics, warehousing and distribution services, as well as restaurants, service stations, and dry cleaners. Our customers in retail and wholesale trade include some of the world's largest retailers who have storage needs throughout all stages of their supply chain. On a stand‑alone basis, retail and wholesale trade customers comprised approximately 13% of fiscal year 2022 rental revenue.
Energy and Natural Resources
Our products are leased to companies involved in electricity generation and transmission, utilities, up- mid- and down-stream oil and gas, mining exploration and extraction, and other related sectors. Increasingly, the development of renewable energy infrastructure has emerged to complement our traditional energy clientele. Units are used as temporary offices, break rooms, accommodations, security offices, blast-resistant facilities, and other applications.
Education
Rapid shifts in populations within regions, as well as recent needs to expand square footage per student in in-person education settings, often necessitate quick and cost-effective expansion of education facilities, across the spectrum of elementary and secondary schools and universities and colleges. Regional and local governmental budgetary pressures, classroom size reduction legislation, refurbishment of existing facilities, and the expansion of charter schools have made modular classrooms a convenient and cost-effective way to expand capacity in education settings. In addition, our products are used as classrooms when schools are undergoing large scale modernization, which allows continuous operation of a school while modernization progresses.

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

Competitive Strengths
We believe that the following competitive strengths have been instrumental to our success and position us for future growth:
North American Leader in Turnkey Modular Space and Portable Storage Solutions
We are an industry-leading business services provider specializing in innovative flexible work space and portable storage solutions. We have the widest and most flexible offering of temporary relocatable commercial spaces, a diverse customer base with over 85,000 customers across different end markets, and a geographic footprint of approximately 240 branch locations and additional drop lots.
Our unrivaled network serves the largest North American metropolitan areas with local teams who are experts in their respective markets. Our cost‑effective coverage model serves smaller customers at the local and regional level, while also addressing the needs of larger national customers looking for a full suite of high-quality services that can be provided on a consistent basis throughout North America. Since geographic proximity to customers is a competitive advantage when offering temporary commercial space, we believe that our extensive branch network allows us to better serve existing customers and attract new customers.
We believe our extensive scale results in significant operational benefits, such as optimization of fleet yield and utilization, efficient capital allocation, superior service capabilities, and the ability to offer consistent "Ready to Work" solutions across all of our branch locations.
VAPS
We deliver "Ready to Work" solutions through our growing offering of VAPS, such as the rental of steps, ramps, furniture packages, damage waivers, and other amenities. This thoughtfully curated portfolio of VAPS makes modular space and portable storage units more productive, comfortable, and secure for our customers and allows us to generate higher revenue per transaction and return on capital and differentiates us from our competitors. These turnkey solutions offer customers flexible, low‑cost, capital efficient, and timely solutions to meet their space needs on an outsourced basis.
VAPS have been a substantial source of revenue growth in our Modular segment over the last decade. We have been able to successfully drive a material increase in customer VAPS spend into our recently acquired businesses, which generates highly tangible revenue synergies. We believe our ability to drive VAPS growth following our historical acquisitions highlights the value proposition our VAPS provide to our customers.
During 2022 and 2021, in the Storage segment we introduced similar cross-selling opportunities within portable storage units and ground level offices. We introduced innovative "Ready to Work" storage solutions with VAPS such as integral tool racking, storage desks and charging stations, heavy duty capacity shelving, lighting and locks.
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
Investments in Technology
We believe our technology serves as a primary differentiator relative to our competition and is a key component of our customer value proposition. We leverage our state of the art SAP enterprise resource planning platform and our data and analytics platform to achieve operating efficiencies and enhance the overall customer experience. Effective use of real‑time information allows us to monitor and optimize the utilization of our fleet, allocate our fleet to the highest demand markets, optimize pricing, and determine the best allocation of our capital to invest in fleet and branches.
We are able to dynamically price and approach customer accounts in a strategic and statistically informed manner. We also believe our ability to leverage this data helps us to increase our market share and effectively manage supply and demand dynamics in our fleet to maximize cash flow in all phases of the economic cycle, including identifying opportunities where underutilized lease fleet can be sold to generate cash.
During 2022, we made significant investments in our customer relationship management ("CRM") software, moving from our legacy WillScot and Mobile Mini CRM instances into one new, consolidated CRM platform. Starting in the first quarter of 2023, our US and Canadian Modular and Storage teams will operate in a single CRM system which will provide greater visibility into our customer base and will enhance our ability to cross-sell our portfolio of products to our customers.
Similarly, technology is continuing to develop related to our fleet and inventory to offer an enhanced experience for our customers. Unit tracking, customer service portals, and other customer‑facing technological benefits differentiate our offering from competitors who have not invested in these capabilities. We believe we possess superior technology infrastructure relative to our competition and we intend to extend this advantage further by leveraging our infrastructure investments.
Diversified Revenue Base by End Market, Product, Service and Geography
We have established strong relationships with a diverse customer base, ranging from large national accounts to small local businesses. Our customers operate in a diversified set of end markets, including commercial and industrial, construction, education, energy and natural resources, government, and other end markets. For the year ended December 31, 2022, the top 50 customers for WillScot Mobile Mini accounted for approximately 14% of total revenues. We believe that the diversity of our customer end markets reduces our exposure to changes related to a given customer, shifts within an industry or geographic region, and end market industry seasonality, while also providing significant opportunities to grow our business. Furthermore, the nature of our products is such that their use is generally agnostic to industry. This flexibility insulates utilization from exposure to industry‑specific shocks, provided there are other needs and applications for these products within a reasonable distance.
The following chart illustrates the breakdown of our customers and revenue by end market as of December 31, 2022. To optimize the use of fleet assets across our branch network, we centrally manage fleet rebalancing across our end markets. This allows us to serve 15 distinct end markets in which no customer accounted for more than 3% of revenue for the year ended December 31, 2022.

REVENUE MIX BY END MARKET	CUSTOMER CONCENTRATION

Healthcare; 1%
Engineering & Architecture; 2%
Government; 2%
Highway
& Heavy Construction; 6%
Education; 4%
Home Builders
& Developers; 10%
Energy &
Natural Resources; 5%
Retail &
Wholesale Trade; 13%
Non-Residential
& GCs; 12%
Professional Services; 13%
Subcontractors; 11%
Agriculture, Forestry
& Fishing; 1%
Arts, Media, Hotels
& Entertainment; 3%
Commercial, Industrial & Other; 8%
Manufacturing; 9%

Proven Track Record Realizing Acquisition Synergies and Deploying Best Practices
We have a strong track record of integrations and generating significant revenue and cost synergies with our acquisitions. Since our public listing in 2017, we have executed over 25 acquisitions and divestitures totaling approximately $4.8 billion in cumulative enterprise value. These transactions have included small local storage portfolios, regional operators with mixed modular and storage fleets, and larger transformational acquisitions such as Mobile Mini in 2020. Most recently in 2022, the Company acquired certain assets and liabilities of 13 regional and local modular space and storage businesses and quickly integrated these assets into our leasing portfolio and branch network, given the scalability of our operating platform. Opportunities such as these allow us to reach new customers, expand our product and service offering, and provide further opportunities for revenue and cost synergies. See “Risk Factors—We may be unable to successfully acquire and integrate new operations, which could cause our business to suffer."

Our Asset Base Provides Highly Attractive Asset-Level Returns with Long Useful Lives
The combination of long, predictable lease durations, long asset lives, and attractive unit economics underpins the compelling cash generation capability in our business model. As such, we have made significant investments in our lease fleet and consolidated several competitors. For the year ended December 31, 2022, our modular space and portable storage lease fleet consisted of over 128 million square feet of relocatable space, comprising over 154,000 office units and approximately 210,000 steel container units.
We generate an attractive internal rate of return ("IRR") in our modular space portfolio driven by the long economic life of our fleet, exceeding 20 years on average, inclusive of any capital expenditure ("capex") required to maintain the fleet to its value maximizing earning potential. When we evaluate the purchase of new modular units and storage containers, we consistently target and realize unit-level IRRs, including VAPS, in excess of 25%.
The stability of cash flows combined with strong economic returns make both modular space and portable storage containers highly attractive specialty rental asset classes, and our logistics and service capabilities and investments in technology further enhance the returns we can generate from these assets.
The following chart illustrates the breakdown of the net book value ("NBV") of our rental equipment between the various modular space product types, portable storage and VAPS as of December 31, 2022.

Our Business Generates Predictable Reoccurring Cash Flow Due to Our Long-Term Leases and Flexible Capex Requirements
Our reoccurring revenue, combined with our flexible capex requirements and efficient use of working capital has allowed us to generate substantial free cash flow, both in periods of growth and economic downturn. The long term nature of our leases, with average lease durations of approximately 32 months as of December 31, 2022, produces strong operating income and predictable cash flow.
We exercise control and discretion over capex, due to the longevity and relative simplicity of our products, the ability to invest only where needed and when needed to meet demand, and the ability to sell excess fleet during lower utilization periods. During periods of economic stress, we have the ability to substantially reduce capex throughout the portfolio to maximize cash flow, resulting in a free cash flow profile that we believe is counter‑cyclical.

Our Industry
We operate within the modular space and portable storage markets, which are attractive subsegments within the $1 trillion North American market for commercial space. Our services also span across a variety of related sectors, including furniture rental, transportation and logistics, facility management, job site services, commercial storage, and commercial real estate.
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
•Environmentally friendly: relocatable buildings promote the reuse of facilities, on an as-needed basis, by the occupants, and leave zero residual footprint once removed.
Portable Storage Market
The portable storage market, like the modular space market, is highly fragmented and remains primarily local in nature. Portable storage units are typically ground‑level entry, windowless storage containers made of heavy exterior metals for secure storage and water tightness. Portable storage units can be built to specification or can be remanufactured from existing storage products, such as ISO shipping containers. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, and adding company logos or signs, and may include further customization by adding our proprietary easy opening door system and our patented Tri‑Cam Locking System®.
Portable storage units continue to find new applications as business needs change and develop. Demand for portable storage is driven by a number of factors, including:
•Versatility: portable storage units can be easily customized to suit customer specifications. While standard applications include locking double‑door systems to facilitate loading, custom entrances, such as rolling or sliding doors, can be added for personnel access.
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
•Convenience: portable storage units provide immediate ground‑level access for consumers and can be easily transported in large quantities via truck, rail, or cargo ship to their job site, facility, retail location, or office site.
•Aesthetics: portable storage units can be easily painted and decorated with company colors and logos and are less conspicuous than other portable storage alternatives.
Other Related Markets
In the normal course of providing our “Ready to Work” solutions, we perform services that are characteristic of activities in other industries. For example, we coordinate a broad network of third-party and in-house transportation and service resources to support the timely movement of our products to, as well as maintenance on, customer sites. Additionally, we design, source, lease, and maintain a broad offering of ancillary products, including furniture, which render our modular and storage units immediately functional in support of our customers’ needs. We have developed networks of third‑party service providers that we coordinate to expand the breadth of capabilities that our customers can source through us. These third‑party‑managed services represent incremental revenue and margin opportunities for us and simplify the number of vendor touchpoints for our customers.
We also provide technical expertise and oversight for customers regarding building design and permitting, site preparation, and expansion or contraction of installed space based on changes in project requirements. Further, we have the capability to compete in adjacent markets, such as other job site services, facilities management, logistics, and others that are natural extensions of our temporary commercial space capabilities. We believe that this broad service capability differentiates us from other commercial space rental and service providers and is a competitive advantage in the marketplace.

Competition
Although our competition varies significantly by local market, the modular space and portable storage industry is highly competitive and fragmented as a whole. We believe that participants in our industry compete on the basis of customer relationships, product quality and availability, delivery speed, VAPS and service capabilities, pricing and overall ease of doing business. We typically compete with one or more local providers in all of our markets, as well as with a limited number of national and regional companies.
Our competitors include lessors of storage units, mobile offices, and other structures used for portable storage, as well as traditional commercial office space and conventional fixed self-storage facilities. Some of our competitors may have greater market share in certain geographic regions. Significant modular space and portable storage competitors include McGrath, United Rentals, ATCO Structures & Logistics, and Satellite Shelters. Numerous other regional and local companies compete across the markets that we serve.

Our Business and Growth Strategies
We intend to maintain a leading market position and increase our revenue and profitability by pursuing the following strategies, all of which we have demonstrated in our historical operating performance:
Expand Penetration of Value-Added Products and Services ("VAPS")
VAPS have been the most prominent growth driver in our modular business for almost a decade. We believe this growth opportunity could be substantially larger if we successfully penetrate more of our modular space, ground level office and portable storage units and continue to expand our VAPS offerings through new product introductions.
Optimize Rate Across Fleet
We continue to advance multiple pricing strategies across our fleet to drive revenue growth. Leveraging our expertise developed in our Modular segment, we plan to implement dynamic pricing, customer segmentation, and contract standardization in our Storage segment. Our long history of success, demonstrated by 21 consecutive quarters of double-digit rate growth as of December 31, 2022 in the US within our Modular segment, gives us confidence that we can successfully deploy this strategy. The turnover of our fleet, with average lease durations of nearly three years, creates natural and reoccurring opportunities to capture incremental price increases. As the market leader in our industry, we offer the broadest fleet portfolio, the most differentiated turnkey VAPS, and the most consistent service capabilities across the largest branch network to help our customers be 'Ready to Work'.
Enhance Market Penetration Between Segments
The combination of WillScot and Mobile Mini through the Merger created a leading business services provider specializing in innovative flexible work space and portable storage solutions. At the time of the Merger, we recognized that there was 80% end-market overlap and 40% customer overlap, a clear strategic opportunity for our complementary product lines. By offering a combined product suite, we simplify our customers' procurement needs and enable productivity from start to finish for projects. We believe cross-selling will continue to increase utilization and yield of our combined fleet.
Our sales force is optimally positioned to improve efficiency by leveraging our management information systems and using real-time information to monitor and optimize conversion of customer opportunities across our core segments. During 2022, we made significant investments in our customer relationship management ("CRM") software, moving from our legacy WillScot and Mobile Mini CRM instances into one new, consolidated CRM platform. Starting in the first quarter of 2023, our US and Canadian Modular and Storage teams will operate in a single CRM system which will provide greater visibility into our customer base and will enhance our ability to cross-sell our portfolio of products to our customers. We believe this investment will significantly accelerate our market share convergence as well as increase penetration of our VAPS, while enhancing customer satisfaction. In turn, we expect that our broadened and enhanced fleet will attract new customers, increase customer retention, and increase margins and return on invested capital.
Generate Cash Flow Through Operational Efficiencies, Cost Reductions, and Technology
We are implementing many initiatives designed to improve operations and increase profitability. We continually assess our branch operating footprint, vendor base, and operating structure to maximize revenue generation while minimizing costs. The Merger provides us with increased scale, numerous operational best practices from both the legacy WillScot and legacy Mobile Mini businesses, and a state-of-the-art SAP ERP platform, all of which we believe will significantly improve our operating efficiency over time. To improve our logistics capabilities, we are implementing algorithm-based route optimization processes to minimize mileage, fuel cost and emissions. We have a proven track record of efficiently integrating acquisitions and quickly eliminating operational redundancies while maintaining acquired customer relationships.
Leverage Scale and Organic Initiatives with Accretive Acquisitions
Our markets for modular space and portable storage solutions are fragmented. We estimate that approximately 55% of the modular market and approximately 70% of the portable storage market in North America are supplied by regional and local competitors. We believe we have the broadest network of operating branches in North America, as well as a scalable corporate center and information technology systems, which position us to continue to acquire and integrate other companies while expanding the products and services available and offered to acquired customers. During 2022, we continued our programmatic tuck-in strategy and acquired certain assets and liabilities of several smaller entities, which consisted primarily of 14,100 storage units and 4,400 modular units. We expect to pursue acquisitions opportunistically that will provide further scale efficiencies and allow us to improve returns generated by the acquired assets.
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

Human Capital Management
As of December 31, 2022, we employed approximately 4,500 people in North America (the US, Canada and Mexico), the majority of whom are full time. We have collective bargaining agreements in portions of our Mexico-based operations representing approximately 0.8% of our worldwide employees. Approximately 88% of employees work in our approximately 240 branch locations and additional drop lots, while 12% of employees serve in various corporate functions. We have not experienced a strike or significant work stoppage, and we consider our relations with the labor unions and employees to be good.
The Senior Vice President ("SVP"), Human Resources, along with other members of our executive leadership team, executes the Company's human capital strategy. This includes attracting, hiring, developing, retaining and engaging talent to deliver on the Company's strategy, designing employee compensation and benefits programs and developing and integrating the Company's inclusion and diversity ("I&D") initiatives.
Whether at a branch location or onsite with our customers, we believe our people give WillScot Mobile Mini a competitive advantage in the industry. That differentiation begins with our values. Our values are lived through our employees, acknowledged by our vendors and aligned to the needs of our customers and communities. Our values provide the basis of our approach to human capital management as well as how we treat our stakeholders.
Company Values
•Dedicated to Health & Safety: We are subject to certain environmental, health and safety regulations as well as other laws and regulations in countries, states or provinces, and localities in which we operate. The Company's health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of the Company's operations. We take responsibility for our own well-being and for those around us.
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
•Driven to Excellence: We measure success through our results and achievement of our goals. We continuously improve ourselves and our products and services in pursuit of maximizing long-term stockholder value.
•Trustworthy & Reliable: We hold ourselves accountable to do the right thing.
•Devoted to Our Customers: We anticipate the growing needs of our customers and strive to exceed their expectations and make it easy to do business with us.
•Community Focused: We actively engage in the communities we serve and deliver sustainable solutions.
Elements of Our Human Capital Strategy
To mitigate disruptions in the labor force experienced throughout the economy, beginning in 2020 and continuing into 2022, we took a holistic approach designed to meet our employees where they are at any stage of their lives. Our employee value proposition is simple: every day our employees deliver excellent service to our customers, and WillScot Mobile Mini is committed to delivering an employee experience that creates opportunity and ensures dignity for every employee. Our involuntary turnover remains low, and the average tenure of our drivers remains strong at five years, during a period where demand for drivers is increasingly high. We believe that our strategy with the cornerstones of opportunity and personal dignity gives us an advantage over other companies. Our offerings are designed to benefit employees and their families, and we continue to develop best-in-class programs and services that are aligned to deliver targeted business outcomes that best fuel our growth trajectory. Through acquisitions, we believe that we have extended these benefits to a broader employee population while raising the operating standards in our industry. The following highlights a few of our programs.
Safety Culture
Protection of our people and the environment within the communities we do business in is a core value at WillScot Mobile Mini. A relentless focus on health, safety, and well-being to achieve a “Zero” harm culture is the primary factor that shapes who we are, what we do, and how we deliver results. WillScot Mobile Mini fosters a work environment in which our employees feel empowered to choose and make the safest and best decisions possible to eliminate the risk of injury, property damage, or harm to the environment. We recognize our safety culture is built on both individual and team responsibility, commitment, and focus. See the "Our Approach to Environmental, Social and Governance" section below for further information on our safety culture.
Employee Engagement
We are committed to keeping our employees informed and engaged in Company news and events, while helping them connect to our strategy and values. We share information through a range of channels including direct email and text capabilities, an employee intranet, displays in our branches, and quarterly all-employee town halls. We actively engage with our employees in topics that impact their experiences at work. We work with an outside vendor to administer an enterprise-wide employee engagement survey strategy that includes pulse surveys to give our teams an active voice on topics that impact them directly. Their feedback is leveraged to shape policies, processes and other aspects of our workplace.
Learning and Development
Human capital development underpins our efforts to execute our strategy and continue to develop our people, products and services. We continually invest in our employees’ career growth and provide all employees with a wide range of personal and professional development experiences, both formal and informal, for all stages of their career journey.
Our formal offerings include tuition reimbursement, a diverse curriculum of over 6,000 learning courses, vocational training, language training and leadership development experiences. Our foundational leadership development program combines skill building with an opportunity to put skills into practice. Since 2015, over 500 of our team members have participated in this program. Since 2019, we have partnered with a leading graduate school to offer a targeted executive education program for senior leaders, and in 2022 we had five senior leaders participate in the program. We also partnered with a language training provider to launch our new language training program. And in 2021, we launched our new Driver Apprentice Program to provide development opportunities to anyone interested in becoming a Commercial Driver's License Class A driver for the Company. This new program also created internal development opportunity for current employees to become trainers.
Continual learning and career development are advanced through our in-depth succession planning process where we look across the organization to ensure diversity and inclusion are at the forefront of our human capital management. We then transition into goal planning and development conversations with employees that are supported by our library of over 6,000 personal and professional development courses, customized training engagements and seminars, conferences, and other training events where employees are encouraged to attend in connection with their job duties and developmental goals.
All employees are required to participate in annual compliance training that focuses on the applicable data privacy, security, legal and regulatory requirements needed to maintain a high level of security and risk standards. We concluded 2022 with a 97% completion rate on required compliance training. Employees also received phishing simulation tests approximately once every six months and supplemental IT training on a quarterly basis. Additionally, the new hire onboarding process covers data security and data safety training for all employees.
Inclusion & Diversity (I&D)
We encourage and empower the diverse voices and contributions of our stakeholders to drive market expansion and global value. In 2021, we established our Inclusion and Diversity Council, a broad group of leaders from across the Company including our CEO, CFO, SVP People, CIO, Chief Administrative Officer, SVP Marketing, Enterprise Accounts and ESG, SVP Commercial and Divisional SVPs, as well as a cross-section of leaders from all areas of the business, to review and discuss strategies and initiatives central to our I&D efforts. We also launched five Inclusiveness Resource Teams ("IRTs"): Women of WSMM ("WOW"), Black Organization for Leadership & Direction ("BOLD"), Veterans United, Hispanos, and People Respecting that Identity and Sexuality Matters ("PRISM"). IRTs are voluntary, employee-led groups that foster an inclusive and diverse workplace aligned with our values and strategy. These groups were established to support our employees and provide opportunities for exposure, development and contribution to the organization.
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

Rewards, Health and Wellbeing
We crafted our total rewards strategy with a strategic focus on the health and wellbeing of our employees. We do this, in part, by ensuring competitive pay at every level of the organization. We employ human capital data from a recognized human capital consultant to set and maintain pay ranges and pay levels across the organization. Incentives are designed to reward eligible employees commensurate with Company performance. Depending on the position, incentives may be either individually based (sales commissions), group-based (regional performance bonuses), or Company-based (corporate and executive employees).
The Compensation Committee of the Board approves executive compensation after consulting an independent third-party consultant. The consultant takes peer group data and general market data into account, when providing pay guidance, to ensure executive pay is both competitive and reasonable, based on the prevailing market standards.
WillScot Mobile Mini's approach to our benefits begins with a centralized focus on the employee. We use high-deductible healthcare plans to promote positive consumer behaviors, and we pay an average of 70% of the cost of employee premiums. We mitigate the burden to the employee from these plans by seeding their Health Savings Accounts (“HSA”) at the beginning of each year, covering between 35% and 50% of employee deductibles. We also provide a biometric screening incentive that allows for an additional HSA contribution.
We offer core healthcare benefits and a variety of additional programs that can help employees save money and provide important coverage and assistance with everyday needs. We provide employer-paid short- and long-term disability and basic life and accidental death and dismemberment ("AD&D") insurance. Additional programs include voluntary supplemental medical benefits, legal and identify theft benefits, and life, AD&D, home, auto, and pet insurance. Recognizing the importance of mental health, we have a comprehensive employee assistance program to provide counseling sessions and resources for employees as they need help. We also offer paid parental leave for those employees who expand their families. Regardless of the hurdles our employees face we are prepared to support them through their major life events and times of need.
Financial education and preparation are also important goals of our benefit program. We have a generous 401(k) match and an auto-enrollment feature for all employees of the Company, resulting in 86% of employees enrolled in the 401(k) plan. We offer several educational services employees can use to strengthen their financial acumen.
Minions of Kindness Fund
Our employees are doing their part to support each other as well. The Minions of Kindness ("MoK") Fund is an employee-led 501(c)(3) organization that uses employee donations to support WillScot Mobile Mini employees in times of distress. The fund offers WillScot Mobile Mini employees the opportunity to link arms and make a difference for those in need. Since its inception in 2012, the fund has provided monetary aid to over 190 employees.
There are many ways for employees to support the MoK Fund such as payroll deductions and one-time contributions. When an employee has a need, they complete a request for assistance form found on our website. All requests are handled in a confidential manner.
Our Approach to Environmental, Social and Governance ("ESG")
We are committed to upholding high standards when it comes to our environmental, social and governance responsibilities, as well as the safety of our employees and our business partners. As a leader in providing modular workspace and storage solutions, our approach to ESG seeks to balance short-term and long-term solutions and considers the interests of our stakeholders in our everyday actions. The principal products we provide to our customers are long-lived, reusable and relocatable assets that produce minimal waste. For decades, we have committed ourselves to circular economic practices to reuse as many of our assets as possible.
Our Board of Directors, at the direction of its Nominating and Corporate Governance Committee, is actively involved in the development of our ESG strategy and approach. With their guidance, in 2020, we conducted an assessment of our readiness to pursue an ESG strategy with the goal of determining our focus areas. In late 2021, we rolled out our formal ESG strategy at our Investor Day, called “Deliver Opportunity.” Against this backdrop, we channeled our focus in 2022 to deploying our ESG strategy while highlighting key aspects of our strategy such as built-in sustainability, team safety and inclusion and diversity. Our business is managed for long-term success in a manner that we believe is economically, environmentally and socially responsible. Over the next several years, we intend to continue to focus on numerous ESG-related initiatives including the following focus areas:
Focus Areas
•Environmental - Our commitment to environmentally sound business practices includes three key areas of focus:
•enhancing a circular economy model (reduce, re-use and recycle) within our operations;
•tracking and reducing greenhouse gas emissions and the amount of waste we send to landfills as part of our operations; and
•improving the energy efficiency of our products through innovation.
•Social - We are committed to socially responsible business practices throughout our operations. We have focused especially on improving diversity, equity, and inclusion throughout our organization, and on improving the communities in which we work. Our five areas of focus in this regard are to:

•improve inclusion and diversity across the organization (as described in the above Human Capital Management section);
•focus on community partnering across all our locations and amplify our impact through our four core causes – shelter, hunger, education, and health and wellness;
•remain diligent in placing safety first;
•deliver a high-quality employee experience for all our employees through employee engagement and health and wellness opportunities (as described in the above Human Capital Management section); and
•improve customer engagement and relations and provide our employees with a wide range of resources for both professional and personal development.
•Governance
•continue to align our corporate governance structure with our ESG strategy
•improve the diversity of our Board of Directors and management; and continue reviewing and updating Board policies to pursue high standards of corporate governance.
In addition to creating our own ESG framework, we analyzed our business and identified relevant ESG factors using leading ESG and sustainability frameworks and guiding principles, such as the United Nations Sustainable Development Goals ("SDGs"). In 2023, and beyond, we intend to continue to evolve our ESG program in a manner that helps create long term value for our stockholders, employees, clients, communities, and other stakeholders.
In the near term, we are pursuing the following five key strategic initiatives to drive increased benefits for our stakeholders.
•Materials: Tracking operational waste generation and identifying opportunities to increase diversion
•Climate: Tracking and reducing greenhouse gas emissions from our owned trucking and yard fleet
•Health and Safety: Ensuring Health and Safety First at our branches, on the road and at our customer sites
•Inclusion: Ensuring every employee has the opportunity to thrive and seek upward mobility
•Community: Leveraging our scale to lift up all of our more than 240 communities and amplify our impact
Environmental
Circular Business Model (Materials)
We lease commercial grade office and storage units that are designed to be reused, relocated and reconfigured, which allows for significantly reduced material usage for us and our customers, obviating the need for single-use purchase of new materials and disposal at the end of projects. We have best in class refurbishment capabilities for our office units. These assets are cycled to different customers, on average, seven times over their 20-year lifetime with a minimal refresh before each new cycle. Typically, in the second half of the product's life, we complete a refurbishment, which can extend the asset life by another 10 years, allowing many of our units to be in service for close to 30 years. With the cost of a full refurbishment at only 20-30% of the cost of a new unit, it is more capital efficient to refurbish our units and it extends the life significantly. The Company strives to be the industry's most innovative partner in reducing material usage, boosting energy efficiency, improving occupant wellness and driving sustainable economic growth.
Our newest office space, called FLEX, is a panelized product which means that the panels, or walls, can be reconfigured and reused, thus eliminating wood waste.
Value Added Products (“VAPs”) add another dimension to our circular story because we are generally able to reuse, repair, and maintain VAPs that come off rent, which helps drive better margins and growth. In addition, putting VAPs into our circular business model significantly reduces material usage, packaging waste, and transportation miles both for us and for our customers, who otherwise might buy and dispose of their VAPs at the end of the project.
Circular by design, our lease and renew business model helps us to reduce material usage, emissions and costs, while helping our customers with their ESG goals.
Greenhouse Gas Emissions (Climate)
We recognize the importance of tracking and calculating our greenhouse gas footprint and are collecting data to establish a baseline for this and other critical environmental metrics. Our business requires management of a diverse and active delivery and set-up fleet and operation of yard equipment. To reduce greenhouse gas emissions and other air quality impacts from our diesel-fueled delivery and setup fleet, we have begun the process of replacing older diesel truck engines with modern, efficient engines, and are working to test delivery trucks fueled by alternative fuel methods, including renewable natural gas and electric alternatives, among others. Over time, we believe these efforts will also help to reduce our fuel costs and risks, while also helping us secure contracts with like-minded customers.
We are constantly developing new solutions to help our customers improve their business, reduce their carbon footprint and be better corporate citizens.

Social
Safety
The protection of people is a core value at WillScot Mobile Mini. It is a key component of our Sales, People and Operational Excellence priorities. These priorities are the driving force that shapes who we are and what we do. Safety extends beyond our branches and yards and includes travel and activities at the customer sites. WillScot Mobile Mini fosters an environment in which our employees feel empowered and choose to make the safest and best decisions possible. Proper safety culture fosters personal accountability, leading to increased safety, active employee engagement and a strong commitment to the Company and our customers.
We believe we are operating at high levels of safety and low levels of injury. In 2022, our Total Recordable Incident Rate (“TRIR”) was below one, which translates to keeping our employees very safe, and we remain committed to creating a zero harm culture. Every Company employee has “stop-work” authority allowing employees to stop work, report near misses and identify improvements that impact their own safety and that of others, which supports our constant goal to identify and correct safety issues before they turn into incidents. WillScot Mobile Mini leverages technology to assist our drivers and other team members in the safety arena. The Company created an assessment tool, our “Safety Save” application, that tracks employee safety engagement and measures the number of safety engagements as our team members complete them. Any employee is encouraged to complete a safety assessment on an observation of a task, tool, behavior or other condition during working duties. Use of the Safety Save application is just one manner we use to manage safety leadership at all levels. Further, WillScot Mobile Mini uses and is expanding a vehicle/truck-based camera system used to improve driving behaviors.
Lastly, the Company maintains a robust safety assessment program that drives increased focus to our Health and Safety core value, by providing increased visibility. Our goal is to help each team member succeed and enjoy a safe working experience. Who we are as people ultimately defines what we are as a business, and safety is everyone’s responsibility.
Our safety management system (“SMS”) revolves around four main components, “plan,” “do,” “check” and “act.” As to “plan,” our Health & Safety Culture Policy, drafted by members of our Senior Executive Team, highlights the tenets of our commitment to safe culture. We are subject to certain environmental, health, and safety laws and regulations in countries, states, provinces, and localities in which we operate. Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions, regulations, hazards, and unique working environments where we operate. As to “do,” and based on hazard assessment, the Company evaluates each task, creating or modifying standard operating procedures and work instructions. WillScot Mobile Mini provides safety and health training that exceeds regulatory requirements in line with employees’ tasks and the hazards they face during the completion of daily tasks. As it pertains to “check,” our corporate safety team conducts regular audits, and where deficiencies or corrective actions are needed, actions plans are prepared, executed and tracked to closure. Lastly, as it pertains to “act,” among other initiatives, we have partnered with our insurers for several years to conduct external audits of our safety management system and practices. The Company uses these results to continuously update our SMS.
Community
Community engagement is at the heart of our business. Due to our scale, we are able to bring new engagement opportunities to our entire workforce, and we continue to make efforts to expand our giving and outreach beyond the Phoenix, Arizona area. We are scaling our outreach consistent with our distributive business model. Our reach as a company gives us the ability to support all the communities in which we work and live. The following represents highlights of our giving approach.
•Give Where You Live – In late 2021, we launched our giving platform called Give Where You Live, in which employees can partner with the local charity of their choice across all 240 of our locations in the way that is most meaningful to them. We leverage technology via a charitable giving application, to engage our workforce. We encourage our employees to give their time, talent and/or treasure locally to organizations furthering our core four causes of Shelter, Hunger, Education, and Health & Wellness. We have expanded our existing Company match program and have created a volunteer rewards program to encourage increased volunteerism globally.
•We also partner with several national and local organizations such as Habitat for Humanity. We have partnered with Habitat for Humanity for over 16 years to provide in-kind donations and physical and monetary support to help families build and improve places to call home. Local branches are able to make an impact with local Habitat for Humanity affiliates by donating containers for up to seven months during a neighborhood build. In 2022, we donated over $145,000 of in-kind donations. In 2023, we continue our commitment to Habitat for Humanity by pledging $275,000 towards in-kind donations and community build events. Our employees have also participated in an Operation Gratitude Letter Writing Campaign through which our employees wrote letters to military service members and first responders, expressing gratitude for their sacrifices and heroism. We delivered more than 800 letters and donated to Operation Gratitude. Employees across the business are encouraged to engage in volunteer projects of their choice with organizations meaningful to them on an ongoing basis, and we have seen tremendous participation network-wide.
Governance
Good governance enables everything we do. After the Merger, our combined Board of Directors created a roadmap to transition the Company’s governance practices. We modified the charter of our Nominating and Corporate Governance Committee to establish an ESG initiative, and to provide oversight for that initiative. Our updated Nominating and Corporate

Governance Committee charter also increases our efforts to identity and seek diverse candidates for our Board, which not only represents our commitment to creating a more diverse Board, but also our commitment to bringing in directors with strong experience to enhance our Board in key areas. Our Audit Committee reviews the Board of Directors’ and the Company’s activities to assess enterprise risks and develop plans to mitigate those risks. The committee considers a variety of potential risks that may affect the Company, including the competitive and macroeconomic landscape, cybersecurity, environmental health and safety, statutory/regulatory compliance, ESG risks, and ability to scale human capital and business systems for future growth.

Intellectual Property
We operate primarily under the WillScot and Mobile Mini brands. We protect our products and services through the use of trademarks and patents, none of which are individually material to our business. Our trademarks and patents are registered or pending application for registrations in the US Patent and Trademark Office and various non‑US jurisdictions. On our Modular fleet, we maintain a patent for the design of our Flex units in the US and other patents in the US and non-US jurisdictions concerning various assembly and panel components. We believe that Flex represents innovative and versatile purpose built modular space solutions in the industry, which has helped us expand commercially into new end markets. On our Storage fleet, we have patented our proprietary Tri‑Cam Locking System®, ContainerGuardLock® and other continued improvements in locking technology in the markets in which we operate. We believe that continued innovation differentiates WillScot Mobile Mini with our customers and represents a source of long-term competitive advantage.

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
Certain of our units are subject to regulation in certain states under motor vehicle and similar registrations and certificate of title statutes. Management believes that the Company has complied, in all material respects, with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to modular space units. We have not taken actions under such statutes in states where we have determined that such statutes do not apply to modular space units. However, in certain states, the applicability of such statutes to modular space units is not clear beyond doubt. If additional registration and related requirements are deemed to be necessary in such states or if the laws in such states or other states were to change to require us to comply with such requirements, we could be subject to additional costs, fees, and taxes as well as administrative burdens to comply with such statutes and requirements. Management does not believe that the effect of such compliance will be material to our business or financial condition.

ITEM 1A.    Risk Factors
Risks Relating to Our Business
We are subject to various laws and regulations, including recent pronouncements related to laws and regulations governing antitrust, climate related disclosures, cybersecurity, privacy, government contracts, anti-corruption and the environment. Obligations and liabilities under these laws and regulations may materially harm our business.
Our operations are subject to an array of governmental regulations in each of the jurisdictions in which we operate. For example, our activities in the US are subject to regulation by several federal and state government agencies, including the Occupational Safety and Health Administration, and by federal and state laws. Our operations and activities in other jurisdictions are subject to similar governmental regulations. Similar to conventionally constructed buildings, the modular business industry is also subject to regulations by multiple governmental agencies in each jurisdiction relating to, among others, environmental, zoning and building standards, and health, safety and transportation matters. These regulations affect our Storage Solutions customers, most of whom use our storage units to store their goods on their own properties for various lengths of time. If local zoning laws or planning permission regulations in one or more of our markets no longer allow our units to be stored on customers' sites, our business in that market will suffer. Noncompliance with applicable regulations, implementation of new regulations or modifications to existing regulations may increase costs of compliance, require a termination of certain activities or otherwise materially adversely affect our business, results of operations and financial condition.
Recent Pronouncements
Recent pronouncements by the SEC, Federal Trade Commission, Department of Justice, and from the state of California, among others, related to antitrust, climate related disclosures, cybersecurity and privacy could have the impact of increasing Company compliance costs, increasing potential liability to the Company as a result of frivolous lawsuits, or place the Company in a position of not knowing when or if the laws are settled in a particular area in order for the Company to effectively comply.
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
Environmental Laws and Regulations
We are subject to a variety of national, state, regional and local environmental laws and regulations. Among other things, these laws and regulations impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste and impose liabilities for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. In the ordinary course of business, we use and generate substances that are regulated or may be hazardous under environmental laws. We have an inherent risk of liability under environmental laws and regulations, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. While we endeavor to comply with all regulatory requirements, from time to time, our operations or conditions on properties that we have acquired have resulted in liabilities under these environmental laws. We may in the future incur material costs to comply with environmental laws or sustain material liabilities from claims concerning noncompliance or contamination. Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at, or migration to or from, our or our predecessors' past or present facilities. These laws often impose liability even if the owner, operator or lessor did not know of, or was not responsible for, the release of such hazardous substances. While we maintain certain related insurance coverages, we have no reserves for any such liabilities.
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
Our business, which operates in the US, Canada, and Mexico, may be negatively impacted by economic movements or downturns in the local markets in which we operate or global markets generally. These adverse economic conditions may reduce commercial activity, cause disruption and extreme volatility in global financial markets and increase rates of default and bankruptcy. Reduced economic activity has at times historically resulted in reduced demand for our products and services. Disruptions in financial markets could negatively impact the ability of our customers to pay their obligations to us in a timely manner and increase our counterparty risk. If economic conditions worsen, we may face reduced demand and an increase, relative to historical levels, in the time it takes to receive customer payments. If we are not able to adjust our business in a timely and effective manner to changing economic conditions, our business, results of operations and financial condition may be materially adversely affected.
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
Any failure of our management information systems could disrupt our business operations, which could result in decreased lease or sale revenue and increase overhead costs.
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
We believe we have implemented appropriate measures to mitigate potential risks; however, like other companies, our information technology systems may be vulnerable to a variety of interruptions due to our own error or events beyond our control. The measures that we employ to protect our systems may not detect or prevent cybersecurity breaches, natural disasters, terrorist attacks, telecommunication failures, computer viruses, hackers, phishing attacks, and other security issues. We have previously been the target of an attempted cyber attack and have from time to time experienced threats to our data and systems, computer virus attacks and phishing attempts, and we may be subject to breaches of the information systems that we use. We have not experienced a material cybersecurity breach. We have programs in place that are intended to detect, contain and respond to data security incidents and that provide employee awareness training regarding phishing, malware, and other cyber risks to protect against cyber risks and security breaches. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, because our systems contain information about individuals and other businesses, the failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs, regulatory sanctions and other potential material adverse effects on our business, results of operations and financial condition.
Trade policies and changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may materially adversely affect our business, results of operations, and outlook.
Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations may materially, adversely affect our business, financial condition and results of operations. From time to time, the US government has historically imposed and may in the future impose tariffs on steel, aluminum and lumber imports from certain countries, which could result in increased costs to us for these materials. Without limitation, (i) tariffs currently in place and (ii) the imposition by the federal government of new tariffs on imports to the US could materially increase (a) the cost of our products that we are offering for sale or lease, (b) the cost of certain products that we source from foreign manufacturers, and (c) the cost of certain raw materials or products that we utilize. We may not be able to pass such increased costs on to our customers, and we may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. Although we actively monitor our procurement policies and practices to avoid undue reliance on foreign-sourced goods subject to tariffs, when practicable, such developments may materially adversely affect our business, financial condition and results of operations.
We face significant competition in the modular space and portable storage industries. Such competition may result in pricing pressure or an inability to maintain or grow our market share. If we are unable to compete successfully, we could lose customers and our revenue and profitability could decline.
Although our competition varies significantly by market, the modular space and portable storage industries are highly competitive and highly fragmented. We compete on the basis of a number of factors, including customer relationships, product quality and availability, delivery speed, VAPS and service capabilities, pricing, and overall ease of doing business. We may experience pricing pressures in our operations as some of our competitors seek to obtain market share by reducing prices, and we may face reduced demand for our products and services if our competitors are able to provide new or innovative products or services that better appeal to customers. In most of our end markets, we face competition from national, regional and local companies who have an established market position in the specific service area, and we expect to encounter similar competition in any new markets that we may enter. In certain markets, some of our competitors may have greater market share, less debt, greater pricing flexibility, more attractive product or service offerings, better brand recognition or superior marketing and financial resources. Increased competition could result in lower profit margins, substantial pricing pressure and reduced market share. Price competition, together with other forms of competition, may materially adversely affect our business, results of operations and financial condition.
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
Although we have fixed-rate debt through our Senior Secured Notes, our borrowings under our senior secured revolving credit facility remain variable rate debt. Fluctuations in interest rates may negatively impact the amount of interest payments, as well as our ability to refinance portions of our existing debt in the future at attractive interest rates. In addition, certain of our end markets, as well as portions of our cost structure, such as transportation costs, are sensitive to changes in commodity prices, which can impact both demand for and profitability of our services. These changes could impact our future earnings and cash flows, assuming other factors are held constant.
We are subject to risks associated with labor relations, labor costs and labor disruptions.
We are subject to the costs and risks generally associated with labor disputes and organizing activities related to unionized labor. It is possible that strikes, public demonstrations or other coordinated actions and publicity may disrupt our operations. We may incur increased legal costs and indirect labor costs as a result of contractual disputes, negotiations or other labor-related disruptions. We have collective bargaining agreements with employees in portions of our Mexico-based operations, which accounted for approximately 1% of our total employees as of December 31, 2022. These operations may be more highly affected by labor force activities than others, and all collective bargaining agreements must be renegotiated annually. Other locations may also face organizing activities or effects. Labor organizing activities could result in additional employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of work forces during an economic downturn, which could put us at a competitive disadvantage. We believe a unionized workforce outside of Mexico would generally increase our operating costs, divert attention of management from servicing customers and increase the risk of work stoppages, all of which could have a material adverse effect on our business, results of operations or financial condition.
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
Our customer base includes customers operating in a variety of industries, including commercial and industrial, construction, education, energy and natural resources, government, retail and other end markets. Many of these customers, across this wide range of industries, are facing economic and/or financial pressure from changes to their industry resulting from the global, national and local economic climate in which they operate and industry-specific economic and financial disruptions, including, in some cases, consolidation and lower sales revenue from physical locations, resulting from changes in political, social and economic conditions. These and any future changes to any of the industries in which our customers operate could cause them to rent fewer units from us or otherwise be unable to satisfy their obligations to us. In addition, certain of our customers are facing financial pressure and such pressure, or other factors, may result in consolidation in some industries and/or an increase in bankruptcy filings by certain customers. Each of these facts and industry impacts, individually or in the aggregate, could have a materially adverse effect on our operating results.
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
Sales of new and used modular space and portable storage units to customers represented approximately 4.3% of WillScot Mobile Mini's revenue during the year ended December 31, 2022. Sale transactions are subject to certain factors that are beyond our control, including permit requirements, the timely completion of prerequisite work by others and weather conditions. Accordingly, the actual timing of the completion of these transactions may take longer than we expect. As a result, our actual revenue and cash flow in a particular fiscal period may not consistently correlate to our internal operational plans and budgets. If we are unable to accurately predict the timing of these sales, we may fail to take advantage of business and growth opportunities otherwise available, and our business, results of operations, financial condition and cash flows may be materially adversely affected.
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
We are dedicated to corporate social responsibility and sustainability and our employees, customers, and stockholders expect us to make significant advancements in environmental, social and governance matters. In part to address these concerns, we established certain goals as part of our ESG strategy. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that our colleagues, customers, or stockholders might not be satisfied with our efforts. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of renewable energy and other materials; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third-party contractors; the actions of competitors and competitive pressures; and an acquisition of or merger with another company that has not adopted similar goals or whose progress towards reaching its goals is not as advanced as ours. A failure to meet our goals could adversely affect public perception of our business, employee morale or customer or stockholder support.
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
We operate in the US, Canada, and Mexico. For the year ended December 31, 2022, approximately 93%, 6%, and 1% of our revenue was generated in the US, Canada, and Mexico, respectively. For the year ended December 31, 2022, approximately 65.0% and 35.0%, of our revenue was derived from our Modular Solutions business and Storage Solutions business, respectively.
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
We incur labor costs and purchase raw materials, including steel, lumber, siding and roofing, paint, glass, fuel and other parts and materials to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our units and in connection with get-ready, delivery and installation of our units. The volume, timing and mix of such work may vary quarter-to-quarter and year-to-year. Generally, increases in labor and raw material costs will increase the acquisition costs of new units and also increase the repair and maintenance costs of our fleet. We also maintain or replace a truck fleet to deliver units to and return units from our customers, the cost of which is sensitive to maintenance and fuel costs and rental rates on leased equipment. During periods of rising prices for labor or raw materials, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new units and higher operating costs that we may not be able to recoup from customers through changes in pricing, which could materially adversely affect our business, results of operations and financial condition. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition could decline.
In addition, the availability of raw materials components fluctuates from time to time due to factors outside of our control, including trade laws and tariffs, natural disasters, global pandemics, supply chain constraints and disruptions, and may impact our ability to meet the production demands of our customers. If the costs of raw materials increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.
Fluctuations in fuel costs or a reduction in fuel supplies may have a material adverse effect on our business and results of operations.
In connection with our business, to better serve our customers and optimize our capital expenditures, we often move our fleet from branch to branch. In addition, the majority of our customers arrange for delivery and pickup of our units through us. Accordingly, we could be materially adversely affected by significant increases in fuel prices that result in higher costs to us for transporting equipment. In the event of fuel and trucking cost increases, we may not be able to promptly raise our prices to make up for increased costs. A significant or prolonged price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.
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
We have a substantial amount of goodwill and indefinite-life intangible assets (trade names), which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2022, we had approximately $1,011.4 million and $419.1 million of goodwill and intangible assets, net, respectively, in our consolidated balance sheet, which represented approximately 17.4% and 7.2% of total assets, respectively, and primarily arose through our acquisition of Mobile Mini.
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
As of December 31, 2022, excluding amounts in held for sale or attributable to disposable businesses (see Note 3), we had US net operating loss (“NOL”) carryforwards of approximately $1,011.7 million and $484.3 million for US federal income tax and state tax purposes, respectively, available to offset future taxable income, prior to consideration of annual limitations that Section 382 of the Internal Revenue Code of 1986 may impose. The US NOL carryforwards begin to expire in 2023 for state and federal if not utilized. In addition, we had foreign NOLs of $2.6 million as a result of operations in Canada. Our Canada NOL carryforwards begin to expire in 2032 if not utilized.
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
We recognize deferred tax assets primarily related to deductible temporary differences based on our assessment that the item will be utilized against future taxable income and the benefit will be sustained upon ultimate settlement with the applicable taxing authority. Such deductible temporary differences primarily relate to tax loss carryforwards and business interest expense limitations. Tax loss carryforwards arising in a given tax jurisdiction may be carried forward to offset taxable income in future years from such tax jurisdiction and reduce or eliminate income taxes otherwise payable on such taxable income, subject to certain limitations. Deferred interest expense exists primarily within our US operating companies, where interest expense was not previously deductible as incurred but may become deductible in the future subject to certain limitations. We may have to write down, through income tax expense, the carrying amount of certain deferred tax assets to the extent we determine it is not probable that we will realize such deferred tax assets under accounting principles generally accepted in the US.
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
As of December 31, 2022, we had $3,120.9 million of total indebtedness, excluding deferred financing fees, consisting of $2,020.0 million of borrowings under our ABL Facility, $526.5 million of our 2025 Secured Notes, $500.0 million of our 2028 Secured Notes and $74.4 million of finance leases. Our leverage could have important consequences, including (a) making it more difficult to satisfy our obligations with respect to our various debt and liabilities; (b) requiring us to dedicate a substantial portion of our cash flow from operations to debt payments, thus reducing the availability of cash flow to fund internal growth through working capital and capital expenditure on our existing fleet or a new fleet and for other general corporate purposes; (c) increasing our vulnerability to a downturn in our business or adverse economic or industry conditions; (d) placing us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow and that, therefore, may be able to take advantage of opportunities that our leverage would prevent us from pursuing; (e) limiting our flexibility in planning for or reacting to changes in our business and industry; (f) restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; (g) requiring additional monitoring, reporting and borrowing base requirements under our ABL Facility if borrowings significantly increase or if certain liquidity thresholds are not satisfied; and (h) limiting our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Our primary corporate headquarters is located in Phoenix, Arizona. We operate approximately 240 branch locations and additional drop lots across the US, Canada, and Mexico. Collectively, we lease approximately 83% of our branch properties and own the remaining balance.
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

ITEM 3.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of December 31, 2022, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our Common Stock is listed on the Nasdaq Capital Market under the symbol “WSC.” Our certificate of incorporation authorizes the issuance of 500,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 207,951,682 shares of Common Stock issued and outstanding as of December 31, 2022. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2022, no shares of Preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted.
Holders
As of December 31, 2022, there were 42 holders of record of our Common Stock and no holders of record of our Preferred Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock are held of record by banks, brokers and other financial institutions.
Dividend Policy
To date, we have not declared or paid dividends on our Common Stock. We have strong reoccurring cash flows, which gives us flexibility in how we allocate capital, and we review the appropriate mix of growth investments, debt reduction, and returns to shareholders on an ongoing basis. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.
Repurchases
In July 2022, the Company's Board of Directors approved an increase to the Company's share repurchase program that authorizes the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate us to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. As of December 31, 2022, $630.8 million of the $1.0 billion share repurchase authorization remained available for use.
The following table summarizes our purchase of Common Stock during the fourth quarter of 2022:

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Numbers of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plan (in thousands)
October 1, 2022 - October 31, 2022	2,471.1	$41.70	2,471.1	$760,249
November 1, 2022 - November 30, 2022	1,325.7	$45.98	1,325.7	$699,261
December 1, 2022 - December 31, 2022	1,482.5	$46.15	1,482.5	$630,822
Total	5,279.3	$44.03	5,279.3

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
The graph below compares the cumulative total return of our Common Stock from January 1, 2018 through December 31, 2022, with the comparable cumulative return of three indices: the Russell 3000 Index, the S&P 400 Index and the Russell 1000 Index. We began showing the cumulative return of the Russell 1000 Index in 2022, as the Russell 1000 Index includes our peer group of issuers. The graph plots the growth in value of an initial investment of $100 in each of our common shares, the Russell 3000 Index, the S&P 400 Index and the Russell 1000 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), formerly known as WillScot Corporation ("WillScot"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part II, Item 8 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the year ended December 31, 2022 or prior periods. On July 1, 2020, in connection with the closing of the merger by which WillScot and Mobile Mini, Inc. ("Mobile Mini") were combined (the "Merger"), Mobile Mini became a wholly-owned subsidiary of WillScot and the Company changed its name to WillScot Mobile Mini Holdings Corp. As the Merger was completed on July 1, 2020, unless the context otherwise requires, the terms “we”, “us”, “our” “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to WillScot Mobile Mini and its subsidiaries when referring to periods on or after July 1, 2020 (after the Merger). WillScot Mobile Mini is the holding company for the Williams Scotsman and Mobile Mini families of companies.
On September 30, 2022, the Company completed the sale of its former Tank and Pump Solutions ("Tank and Pump") segment. On December 12, 2022, the Company entered into a Stock Purchase Agreement to sell its United Kingdom ("UK") Storage Solutions ("UK Storage Solutions") segment. On January 31, 2023, the Company completed the sale of its UK Storage Solutions segment. This MD&A presents the historical financial results of the former Tank and Pump segment and the UK Storage Solutions segment as discontinued operations for all periods presented.
The divestitures of the UK Storage Solutions segment and the former Tank and Pump segment completed the Company's transition of its portfolio to its core modular space and storage solutions businesses in North America. Following the completion of these transactions, the Company now operates in two reportable segments and renamed them as follows: Modular Solutions ("Modular") and Storage Solutions ("Storage").
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

Executive Summary
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of December 31, 2022, our branch network included approximately 240 branch locations and additional drop lots to service our over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 154,000 modular space units and over 210,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable reoccurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its reoccurring nature and the underlying stability and diversification of our lease portfolio. Furthermore, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio, excluding seasonal portable storage units, is approximately 32 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our consolidation strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience. During 2022, the Company acquired certain assets and liabilities of 13 smaller entities, which consisted primarily of approximately 14,100 storage units and 4,400 modular units.
For the year ended December 31, 2022, key drivers of our financial performance included:
•Total revenues from continuing operations increased by $469.6 million, or 28.1%, attributable to organic revenue growth levers in the business and due to the impact of acquisitions. Leasing revenue increased $369.2 million, or 29.5%, delivery and installation revenue increased $108.0 million, or 33.6%, rental unit sales decreased $0.9 million, or 1.8%, and new unit sales revenue decreased $6.7 million, or 14.2%. We estimate that recent acquisitions completed in 2022 contributed approximately $38.0 million to total revenues for the year ended December 31, 2022.

Key leasing revenue drivers included:
–Average modular space units on rent increased 3,504 units, or 3.5%, and average portable storage units on rent increased 33,790 units, or 24.9%. Approximately 55% of the increase in total average units on rent was driven by units on rent added through approximately 20 acquisitions in the past six quarters and the other 45% was driven organically.
–Average modular space monthly rental rate increased $141, or 18.3%, to $913 driven by strong pricing performance across all segments.
–Average portable storage monthly rental rate increased $38, or 24.7%, to $192 driven by increased pricing as a result of our price management tools and processes, further supported by high utilization, and by an acceleration earlier into the third quarter of our seasonal retail business.
–Average utilization for portable storage units increased to 86.8%, from 80.1% in 2021, driven by higher demand for this product category driven by increased economic activity throughout 2022, including a longer seasonal retail season in 2022. Average utilization for modular space units decreased 70 basis points ("bps") to 68.5%, driven in part by lower utilized fleets obtained via acquisition.
•Modular segment revenue represented 65.0% of consolidated revenue for the year ended December 31, 2022, and increased $227.6 million, or 19.5%, to $1,391.8 million. The increase was driven by increased leasing revenue, which grew $169.4 million, or 19.6%, due to continued growth of pricing and value added products. Delivery and installation revenues increased $60.4 million, or 27.5%, driven by increased pricing on new deliveries and returns as compared to 2021. Sales volumes decreased $2.2 million, or 2.8%. Modular revenue drivers for the year ended December 31, 2022 included:
–Modular space average monthly rental rate of $957 for the year increased $148, or 18.3%, representing a continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio.
–Average modular space units on rent for the year increased 2,096 units to 86,620 driven by units on rent added through recent acquisitions.
~~–~~Average modular space monthly utilization decreased 20 basis points to 67.4% for the year ended December 31, 2022.
•Storage segment revenue, which represented 35.0% of consolidated revenue for the year ended December 31, 2022, increased $242.0 million, or 47.6%, to $750.8 million. The increase was driven by increased leasing revenue, which grew $199.8 million, or 51.5%, due to increased units on rent driven by significant increases in delivery activity during 2021 and 2022 as economic activity rebounded versus 2020, recent acquisition activity, and increased pricing and value added products. Delivery and installation revenues increased $47.6 million, or 46.8%, driven by increased demand for new project deliveries, and by increased pricing on new deliveries and returns as compared to 2021. Rental unit sales decreased $5.1 million, or 39.5%, and new unit sales decreased $0.3 million, or 4.5%. Storage segment revenue drivers for the year ended December 31, 2022 included:
–Portable storage average monthly rental rate of $192 increased 23.9% year over year as a result of our price management tools and processes, further supported by high utilization, and by an acceleration earlier into the third quarter of our seasonal retail business. Modular space average monthly rental rate of $705 increased $123, or 21.1%, year over year as a result of price optimization and early benefits from increased VAPS penetration opportunities.
–Average portable storage units on rent increased 40,586, or 31.6%, year over year. Increases in organic activity drove an increase in average portable storage units on rent of approximately 15%, or 19,500 units on rent, including an acceleration earlier into the third quarter of our seasonal retail business. The remaining increase was driven by approximately 15,000 units on rent added in recent acquisitions and approximately 6,000 units of the increase was due to the transfer of approximately 12,000 portable storage units on rent from the Modular segment, which occurred in the third quarter of 2021. Average modular space units on rent increased 1,408, or 8.4%, year over year driven primarily by approximately 1,100 acquired units on rent.
~~–~~Average portable storage monthly utilization increased 600 bps to 86.9% for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Average modular space monthly utilization decreased 450 bps to 74.0% for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
~~•~~Generated income from continuing operations of $276.3 million for the year ended December 31, 2022, representing an increase of $161.4 million versus the year ended December 31, 2021. Net Income including income from discontinued operations was $339.5 million for the year ended December 31, 2022, representing an increase of $179.4 million versus the year ended December 31, 2021.
~~•~~Generated Adjusted EBITDA from continuing operations of $883.9 million for the year ended December 31, 2022, representing an increase of $234.3 million, or 36.1%, as compared to 2021. This increase was driven primarily by increased leasing gross profit. Including results from discontinued operations from the nine months ended September

30, 2022 from the divested Tank and Pump segment and the results from the year ended December 31, 2022 from the UK Storage Solutions segment, Adjusted EBITDA was $969.6 million, representing an increase of $229.2 million, or 31.0%, versus the year ended December 31, 2021.
–Adjusted EBITDA in our Modular segment of $529.1 million increased $106.1 million, or 25.1%, primarily driven by increases in leasing gross profit driven by increased pricing, including VAPS, compared to 2021.
–Adjusted EBITDA in our Storage segment of $354.8 million increased $128.2 million, or 56.6%, primarily driven by increases in leasing gross profit driven by increased pricing, including VAPS, and increased volumes compared to 2021.
–Consolidated Adjusted EBITDA Margin from continuing operations was 41.3% and increased 250 bps versus prior year driven by increased leasing and delivery and installation margins as a result of increased volumes and pricing, partially offset by increased selling, general and administrative expense.
•Net cash provided by operating activities increased $204.8 million to $744.7 million. Net cash used in investing activities, excluding cash used as part of acquisitions and proceeds from the sale of discontinued operations, increased $177.4 million to $414.3 million as a result of increased capital spending to support increased demand.
•Generated Free Cash Flow of $330.3 million for the year ended December 31, 2022, representing an increase of $27.3 million, or 9.0%, as compared to 2021 while funding substantial growth investments in rental equipment. This Free Cash Flow along with additional net borrowings under the ABL Facility (as defined below in "Significant Developments") were deployed to:
◦Acquire 13 smaller storage and modular portfolios for $220.6 million in 2022;
◦Repurchase $756.9 million of our common stock and stock equivalents, including repurchased warrants, reducing outstanding Common Stock and equivalents by 19,854,424 million shares;
◦Reduce our Net Debt to Adjusted EBITDA ratio, including results from discontinued operations from the UK Storage Solutions segment, to 3.3x as of December 31, 2022. On January 31, 2023, we received $404.3 million related to the sale of the UK Storage Solutions segment, net of the settlement of the contingent forward currency contract.
•We believe the predictability of our free cash flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, continuing our deleveraging trajectory, opportunistically executing accretive acquisitions, and returning capital to shareholders.
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

Significant Developments
Divestitures
On September 30, 2022, we completed the sale of our former Tank and Pump segment for $322 million. On December 12, 2022, we entered into a Stock Purchase Agreement to sell our UK Storage Solutions segment for a total enterprise value of approximately £335 million, subject to certain adjustments. The sale of the UK Storage Solutions segment closed on January 31, 2023, and we will record a gain on the sale of the UK Storage Solutions segment in the first quarter of 2023. Proceeds from these sales were used to support ongoing reinvestment in our North America Modular and Storage operating segments and other capital allocation priorities. The consolidated financial statements present the historical financial results of the former Tank and Pump segment and the UK Storage Solutions segment as discontinued operations for all periods presented.
Asset Acquisitions
During 2022, we acquired certain assets and liabilities of several smaller entities, which consisted primarily of approximately 14,100 storage units and 4,400 modular units for $220.6 million in cash.
Share and Warrant Repurchases
During the year ended December 31, 2022, 33,965 of the 2018 Warrants were repurchased for $0.6 million and cancelled. In addition, during the year ended December 31, 2022, 4,011,665 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 2,590,940 shares of common stock. The remaining 32,543 of 2018 Warrants expired on November 29, 2022. As a result of these transactions, at December 31, 2022, no 2018 Warrants were outstanding.
In July 2022, our Board of Directors approved an increase to our share repurchase program that authorized us to repurchase up to $1.0 billion of our outstanding shares of Common Stock and equivalents. During the year ended December 31, 2022, we repurchased and cancelled 19,854,424 shares of Common Stock and stock equivalents for $756.9 million, including all repurchased warrants. As of December 31, 2022, we had $630.8 million of the $1.0 billion share repurchase authorization remaining. Given the predictability of our free cash flow, we believe that repurchases will be a reoccurring capital allocation priority.
Amendment to the ABL Facility
Williams Scotsman, Inc. (“WSI”) and certain other subsidiaries of the Company are parties to an ABL Credit Agreement, dated as of July 1, 2020 (as amended through a fourth amendment, dated June 30, 2022, the “ABL Facility”). On June 30, 2022, certain subsidiaries of the Company entered into an amendment to the ABL Facility to, among other things, extend the expiration date until June 30, 2027 and increase the aggregate principal amount of the revolving credit facilities to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility, available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros.
The amendment also converted the interest rate for borrowings denominated in US dollars from a LIBOR-based rate to a Term SOFR-based rate with an interest period of one month and adjusted the applicable margins. The applicable margin for Canadian BA rate, Term SOFR, British Pounds Sterling and Euro loans is 1.50%. The facility includes a credit spread adjustment of 0.10% in addition to the applicable margin. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% based on excess availability or one step up of 0.25% based on the Company's leverage ratio. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of 0.20% annually. At December 31, 2022, the weighted average interest rate for borrowings under the ABL Facility was 5.91%, prior to the effect of our recent interest rate swap agreements.
Interest Rate Swap Agreements
In January 2023, the Company entered into two interest rate swap agreements with financial counterparties relating to $750.0 million in aggregate notional amount of variable-rate debt under the ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and will make payments based on a weighted average fixed interest rate of 3.44% on the notional amount. The swap agreements were designated and qualified as hedges of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027.
Inflation and Supply Chain Issues
Similar to many other organizations, we face inflationary pressures across most of our input costs such as building materials, labor, transportation and fuel. Inflation has contributed to increased capital costs for both new units as well as for refurbishment of our existing units. However, given our scale and our strong rate performance, we believe we have been able to navigate the inflationary environment well and have consistently driven margin improvements during this period of rising costs. Additionally, because we derive the majority of our revenue from leasing our existing lease fleet units to customers and our material purchases to maintain these units consist primarily of general building materials, we have not experienced significant supply chain issues to date.

Business Environment and Outlook
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions and healthcare. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction sector, which collectively accounted for approximately 88% of our revenues in the year ended December 31, 2022.
Core to our operating model is the ability to redeploy standardized assets across end markets, as we did over the last few years to service emerging demand in the healthcare and government sectors related to COVID-19. We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through mergers and acquisitions, delivering "Ready to Work" solutions to our customers with VAPS, and continually improving the overall customer experience.
Even in an uncertain macro-economic environment, market catalysts such as increased infrastructure spending and onshoring and reshoring, and idiosyncratic growth levers such as continued penetration of our customer base with our VAPS offering, long-term pricing tailwinds, cross-selling between our Modular and Storage segment customers, and other commercial best practice sharing between our segments provide us confidence in our continued organic growth outlook.

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
The table below sets forth the average number of units on rent in our lease fleet, the average utilization of our lease units, and the average monthly rental rate per unit, including VAPS. The below results include results from Mobile Mini for periods subsequent to the Merger.

	Year Ended December 31,
(in thousands, except unit numbers and rates)	2022	2021	2020
Modular space units on rent (average during the period)	104,808	101,304	95,206
Average modular space utilization rate	68.5%	69.2%	69.5%
Average modular space monthly rental rate	$913	$772	$671
Portable storage units on rent (average during the period)	169,565	135,775	72,238
Average portable storage utilization rate	86.8%	80.1%	74.2%
Average portable storage monthly rental rate	$192	$154	$142
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
Selling, General and Administrative Expense
Our selling, general and administrative (“SG&A”) expense includes all costs associated with our selling efforts, including marketing costs, marketing salaries and benefits, as well as the salary and commissions of sales personnel. It also includes the leasing of facilities we occupy, professional fees and information systems, our overhead costs, such as salaries and other employee costs of management, administrative and corporate personnel, and integration costs associated with acquisitions and business combinations.
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
Restructuring Costs
Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under Financial Accounting Standards Board ("FASB") ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). Our restructuring plans are generally country or region specific and are typically completed within a one-year period. Restructuring costs include one-time termination benefits related to employee separation costs. The restructuring costs incurred in 2021 and 2020 primarily relate to the integration of our acquisitions. Costs related to the integration of acquired businesses that do not meet the definition of restructuring under ASC 420, such as employee training costs, duplicate facility costs, and professional services expenses, are included within SG&A expense.
Currency (Gains) Losses, Net
Currency (gains) losses, net include unrealized and realized gains and losses on monetary assets and liabilities denominated in foreign currencies other than our functional currency at the reporting date.
Other (Income) Expense, Net
Other (income) expense, net primarily consists of the gain (loss) on disposal of non-operational property, plant and equipment, insurance proceeds, other financing related costs and other non-reoccurring charges.
Interest Expense
Interest expense consists of the costs of external debt including the Company’s ABL credit facility, 2025 Secured Notes, 2028 Secured Notes, and interest on obligations under finance leases.
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
Loss on Extinguishment of Debt
In 2021, using cash on hand and borrowings on the ABL Facility, we redeemed $123.5 million of our 2025 Secured Notes and recorded a loss on extinguishment of debt. In 2020, in connection with the Merger and related financing transactions, using proceeds from the 2025 Secured Notes, we redeemed all of our 2022 Secured Notes. We also completed a private offering of our 2028 Secured Notes in August 2020 and used the offering proceeds to repay our 2023 Secured Notes. As a result of these transactions, we recorded losses on extinguishment of debt.
Income Tax Expense (Benefit)
After the sale of the UK Storage Solutions segment, we are subject to income taxes in the US, Canada, and Mexico. Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, and certain non-deductible expenses such as compensation disallowance. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments. These discrete items may not be consistent from year to year. Income tax expense (benefit), deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid.

Consolidated Results of Operations
Certain consolidated results of operations for the years ended December 31, 2022, 2021, and 2020 are presented below. The below results include results from Mobile Mini for periods subsequent to the Merger.

	Years Ended December 31,			2022 vs. 2021 Change	2021 vs 2020 Change
	2022	2021	2020
Revenues:
Leasing and services revenue:
Leasing	$1,621,690	$1,252,490	$936,458	$369,200	$316,032
Delivery and installation	429,152	321,129	250,734	108,023	70,395
Sales revenue:
New units	40,338	46,993	48,834	(6,655)	(1,841)
Rental units	51,443	52,368	36,965	(925)	15,403
Total revenues	2,142,623	1,672,980	1,272,991	469,643	399,989
Costs:
Costs of leasing and services:
Leasing	376,868	282,576	214,367	94,292	68,209
Delivery and installation	322,636	267,533	202,734	55,103	64,799
Costs of sales:
New units	24,011	31,348	31,799	(7,337)	(451)
Rental units	26,907	28,030	23,474	(1,123)	4,556
Depreciation of rental equipment	256,719	218,790	192,190	37,929	26,600
Gross profit	1,135,482	844,703	608,427	290,779	236,276
Expenses:
Selling, general and administrative	567,214	464,278	338,395	102,936	125,883
Transaction costs	25	1,375	64,053	(1,350)	(62,678)
Other depreciation and amortization	62,380	61,777	35,181	603	26,596
Lease impairment expense and other related charges	254	2,888	4,876	(2,634)	(1,988)
Restructuring costs	(86)	11,866	6,109	(11,952)	5,757
Currency losses (gains), net	886	427	(257)	459	684
Other (income) expense, net	(6,673)	1,715	(1,722)	(8,388)	3,437
Operating income	511,482	300,377	161,792	211,105	138,585
Interest expense	146,278	116,358	119,319	29,920	(2,961)
Fair value loss (gain) on common stock warrant liabilities	—	26,597	(3,461)	(26,597)	30,058
Loss on extinguishment of debt	—	5,999	42,401	(5,999)	(36,402)
Income from continuing operations before income tax	365,204	151,423	3,533	213,781	147,890
Income tax expense (benefit) from continuing operations	88,863	36,528	(56,040)	52,335	92,568
Income from continuing operations	276,341	114,895	59,573	161,446	55,322
Income from continuing operations attributable to non-controlling interest, net of tax	—	—	1,213	—	(1,213)
Income from continuing operations attributable to WillScot Mobile Mini common shareholders	$276,341	$114,895	$58,360	$161,446	$56,535

Cash Flow Data:
Net cash from operating activities	$744,658	$539,902	$304,812	$204,756	$235,090
Net cash from investing activities	$(309,333)	$(384,047)	$(125,360)	$74,714	$(258,687)
Net cash from financing activities	$(429,368)	$(167,887)	$(158,958)	$(261,481)	$(8,929)

Other Financial Data:
Adjusted EBITDA from continuing operations(a)	$883,874	$649,604	$494,642	$234,270	$154,962
Adjusted EBITDA from discontinued operations(a)	85,750	90,789	35,665	(5,039)	55,124
Adjusted EBITDA from continuing and discontinued operations(a)	$969,624	$740,393	$530,307	$229,231	$210,086
Free Cash Flow(a)	$330,334	$303,027	$162,279	$27,307	$140,748
Adjusted Gross Profit(a)	$1,392,201	$1,063,493	$800,617	$328,708	$262,876
Net CAPEX(a)	$414,324	$236,875	$142,533	$177,449	$94,342

Balance Sheet Data (end of year):
Cash and cash equivalents	$7,390	$6,393	$5,635	$997	$758
Rental equipment, net	$3,077,287	$2,777,800	$2,651,720	$299,487	$126,080
Total assets	$5,827,651	$5,773,599	$5,572,205	$54,052	$201,394
Total debt, excluding current portion	$3,063,042	$2,671,831	$2,435,199	$391,211	$236,632
Total shareholders’ equity	$1,565,300	$1,996,763	$2,063,873	$(431,463)	$(67,110)
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
Quarterly Consolidated Results for the Year Ended December 31, 2022

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3 [1]	Q4	Full Year
Revenue	$451,171	$522,890	$578,008	$590,554	$2,142,623
Gross profit	$234,061	$275,213	$297,885	$328,323	$1,135,482
Adjusted EBITDA from continuing operations	$167,773	$208,643	$239,368	$268,090	$883,874
Net income	$51,171	$73,376	$128,593	$86,400	$339,540
Net CAPEX	$90,903	$118,908	$126,999	$77,514	$414,324
Modular space units on rent (average during the period)	103,566	104,615	105,416	105,635	104,808
Average modular space utilization rate	68.5%	68.7%	68.7%	68.0%	68.5%
Average modular space monthly rental rate	$832	$888	$949	$982	$913
Portable storage units on rent (average during the period)	152,789	163,768	176,502	185,200	169,565
Average portable storage utilization rate	83.1%	86.0%	88.7%	89.1%	86.8%
Average portable storage monthly rental rate	$166	$178	$197	$220	$192
Earnings per share - basic	$0.23	$0.33	$0.60	$0.41	$1.57
Earnings per share - diluted	$0.22	$0.32	$0.59	$0.40	$1.53
Weighted average shares - basic	223,490,912	223,376,276	213,636,876	209,373,239	216,808,577
Weighted average shares - diluted	228,955,504	227,484,012	217,927,725	213,872,403	221,399,162
1 Q3 2022 Net income and Earnings per share included a gain on sale of discontinued operations of $34.0 million related to the sale of the former Tank and Pump segment in September 2022.

Quarterly Consolidated Results for the Year Ended December 31, 2021

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$373,971	$405,177	$432,947	$460,885	$1,672,980
Gross profit	$185,619	$191,860	$220,349	$246,875	$844,703
Adjusted EBITDA from continuing operations	$143,693	$153,071	$165,948	$186,892	$649,604
Net income (loss)	$4,447	$20,371	$61,103	$74,223	$160,144
Net CAPEX	$30,911	$57,481	$51,954	$96,529	$236,875
Modular space units on rent (average during the period)	101,234	101,114	100,534	102,334	101,304
Average modular space utilization rate	69.2%	69.2%	69.0%	69.3%	69.2%
Average modular space monthly rental rate	$704	$764	$797	$822	$772
Portable storage units on rent (average during the period)	120,713	126,163	137,616	158,607	135,775
Average portable storage utilization rate	71.9%	76.8%	83.0%	88.0%	80.1%
Average portable storage monthly rental rate	$145	$149	$155	$164	$154
Earnings (loss) per share - basic	$0.02	$0.09	$0.27	$0.33	$0.71
Earnings (loss) per share - diluted	$0.02	$0.09	$0.26	$0.32	$0.69
Weighted average shares - basic	228,293,197	228,406,812	225,998,202	223,436,603	226,518,931
Weighted average shares - diluted	234,720,295	236,536,713	231,868,397	229,965,703	232,793,902
Quarterly Consolidated Results for the Year Ended December 31, 2020

(in thousands, except for units on rent and monthly rental rate)	Q1	Q2	Q3	Q4	Full Year
Revenue	$255,821	$256,862	$372,360	$387,948	$1,272,991
Gross profit	$106,190	$109,964	$185,500	$206,773	$608,427
Adjusted EBITDA from continuing operations	$89,544	$97,520	$146,746	$160,832	$494,642
Net income (loss)	$91,655	$(14,130)	$(6,051)	$3,866	$75,340
Net income (loss) attributable to Willscot Mobile Mini	$91,785	$(15,473)	$(6,051)	$3,866	$74,127
Net CAPEX	$30,540	$36,383	$33,323	$42,287	$142,533
Modular space units on rent (average during the period)	87,989	87,096	102,783	102,959	95,206
Average modular space utilization rate	69.2%	68.5%	70.0%	70.0%	69.5%
Average modular space monthly rental rate	$653	$669	$663	$695	$671
Portable storage units on rent (average during the period)	16,346	15,869	120,694	136,042	72,238
Average portable storage utilization rate	64.1%	62.5%	71.6%	80.0%	74.2%
Average portable storage monthly rental rate	$119	$120	$142	$147	$142
Loss per share - basic	$0.84	$(0.14)	$(0.03)	$0.02	$0.44
Loss per share - diluted	$0.05	$(0.14)	$(0.03)	$0.02	$0.25
Weighted average shares - basic	109,656,646	110,692,426	226,649,993	228,637,826	169,230,177
Weighted average shares - diluted	112,672,997	110,692,426	226,649,993	233,625,946	177,268,383

Comparison of Years Ended December 31, 2022 and 2021
Revenue: Total revenue increased $469.6 million, or 28.1%, to $2,142.6 million for the year ended December 31, 2022 from $1,673.0 million for the year ended December 31, 2021. Leasing revenue increased $369.2 million, or 29.5%, as compared to 2021 driven by an increase of 37,294, or 15.7%, in total average modular space and portable storage units on rent and improved pricing and value-added products. Delivery and installation revenues increased $108.0 million, or 33.6%, due to increased overall activity and higher pricing. New unit sales decreased $6.7 million, or 14.2%, and rental unit sales decreased $0.9 million, or 1.8%.
Total average modular space and portable storage units on rent for the years ended December 31, 2022 and 2021 were 274,373 and 237,079, respectively. The increase was primarily driven by strong customer demand within the storage segment and due to acquisitions. In total, modular space average units on rent increased 3,504 units, or 3.5%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Modular space average monthly rental rates increased 18.3% to $913 for the year ended December 31, 2022. Improved pricing was driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Portable storage average units on rent increased by 33,790 units, or 24.9%, for the year ended December 31, 2022. Average portable storage monthly rental rates of $192 represented an increase of $38, or 24.7%, compared to the year ended December 31, 2021. The average modular space unit utilization rate during the year ended December 31, 2022 was 68.5%, as compared to 69.2% during 2021. The average portable storage unit utilization rate during the year ended December 31, 2022 was 86.8%, as compared to 80.1% during 2021.
Gross Profit: Our gross profit percentage was 53.0% and 50.5% for the years ended December 31, 2022 and 2021, respectively. Our gross profit percentage, excluding the effects of depreciation ("adjusted gross profit percentage"), was 65.0% and 63.6% for the years ended December 31, 2022 and 2021, respectively.
Gross profit increased $290.8 million, or 34.4%, to $1,135.5 million for the year ended December 31, 2022 from $844.7 million for the year ended December 31, 2021. The increase in gross profit is a result of a $274.9 million increase in leasing gross profit, increased delivery and installation gross profit of $52.9 million, and increased new and rental unit sale margins of $0.9 million. These increases were offset partially by increased depreciation of $37.9 million as a result of acquired fleet and capital investments made over the past twelve months in our existing rental equipment.
SG&A Expense: SG&A expense increased $102.9 million, or 22.2%, to $567.2 million for the year ended December 31, 2022, compared to $464.3 million for the year ended December 31, 2021. For 2022, SG&A expense for Modular and Storage totaled $316.3 million and $204.4 million, respectively. Employee costs excluding stock compensation increased $57.6 million, or 27.3%, driven by a 13% increase in SG&A headcount to support both organic and inorganic growth, wage increases, and increased variable compensation as a result of the growth achieved. Legal and professional fees increased $23.8 million, or 45.5%. Stock compensation expense increased $10.6 million to $29.6 million for the year ended December 31, 2022, compared to $19.0 million for the year ended December 31, 2021. Integration costs decreased $12.9 million to $15.5 million for the year ended December 31, 2022, compared to $28.4 million for the year ended December 31, 2021. The remaining increases were primarily driven by increased economic activity and inflationary increases, including increased occupancy and office costs, insurance, travel expenses, and marketing cost increases.
Transaction Costs: For the year ended December 31, 2021, transaction costs of $1.4 million were primarily related to the Merger.
Other Depreciation and Amortization: Other depreciation and amortization increased $0.6 million, or 1.0%, to $62.4 million for the year ended December 31, 2022, compared to $61.8 million for the year ended December 31, 2021.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges were $0.3 million for the year ended December 31, 2022 as compared to $2.9 million for the year ended December 31, 2021. The decrease in lease impairment expense and other related charges of $2.6 million is a result of fewer closed locations in 2022 as compared to 2021.
Restructuring Costs: Restructuring costs of $11.9 million for the year ended December 31, 2021 were primarily due to employee termination costs as a result of the elimination of positions due to the Merger.
Currency (Gains) Losses, net: Currency losses, net increased by $0.5 million to $0.9 million for the year ended December 31, 2022 compared to $0.4 million for the year ended December 31, 2021. The increase in currency losses, net, was primarily attributable to the impact of foreign currency exchange rate changes on intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other (Income) Expense, Net: Other (income) expense, net was $6.7 million of income for the year ended December 31, 2022 and $1.7 million of expense for the year ended December 31, 2021, The increase in other (income) expense, net is primarily related to insurance recoveries received in 2022 related to Hurricane Ida in the Gulf Coast area of the United States in 2021.
Interest Expense: Interest expense increased $29.9 million, or 25.7%, to $146.3 million for the year ended December 31, 2022 from $116.4 million for the year ended December 31, 2021. The increase was driven by increased average borrowings to support our capital allocation priorities, as well as an increase in interest rates during 2022.

Fair Value (Gain) Loss on Common Stock Warrant Liabilities: For the year ended December 31, 2021, the fair value loss on common stock warrant liabilities of $26.6 million was primarily attributable to the change in estimated fair value of common stock warrant liabilities.
Loss on Extinguishment of Debt: For the year ended December 31, 2021, we recorded a loss on extinguishment of debt of $6.0 million related to the redemption premium and write off of unamortized deferred financing costs associated with the redemption of $123.5 million of our 2025 Secured Notes.
Income Tax Expense: Income tax expense increased $52.3 million to $88.9 million for the year ended December 31, 2022 compared to $36.5 million for the year ended December 31, 2021. The increase in income tax expense was a result of higher pre-tax income partially offset with a reduction of the valuation allowance for deferred tax assets.

Comparison of Years Ended December 31, 2021 and 2020
Revenue: Total revenue increased $400.0 million, or 31.4%, to $1,673.0 million for the year ended December 31, 2021 from $1,273.0 million for the year ended December 31, 2020. Leasing revenue increased $316.0 million, or 33.7%, as compared to 2020 driven by an increase of 69,635, or 41.6%, total average modular space and portable storage units on rent and improved pricing and value-added products in our Modular segment. Delivery and installation revenues increased $70.4 million, or 28.1%, due to increased overall activity. New unit sales decreased $1.8 million, or 3.7%, and rental unit sales increased $15.4 million, or 41.6%.
Total average modular space and portable storage units on rent for the years ended December 31, 2021 and 2020 were 237,079 and 167,444, respectively. The increase was due primarily to the units acquired as part of the Merger with Mobile Mini, which closed on July 1, 2020. In total, modular space average units on rent increased 6,098 units, or 6.4%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Modular space average monthly rental rates increased 15.1% to $772 for the year ended December 31, 2021. Improved pricing was driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio, partially offset by the dilutive impact of lower rates on the Mobile Mini modular space units due to product mix. Portable storage average units on rent increased by 63,537 units, or 88.0%, for the year ended December 31, 2021. Average portable storage monthly rental rates of $154 represented an increase of $12, or 8.5%, compared to the year ended December 31, 2020. This increase was driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet. The average modular space unit utilization rate during the year ended December 31, 2021 was 69.2%, as compared to 69.5% during 2020. The average portable storage unit utilization rate during the year ended December 31, 2021 was 80.1%, as compared to 74.2% during 2020. The increase in average portable storage utilization rate was driven by higher utilization on the acquired Mobile Mini units.
Gross Profit: Our gross profit percentage was 50.5% and 47.8% for the years ended December 31, 2021 and 2020, respectively. Our gross profit percentage, excluding the effects of depreciation ("adjusted gross profit percentage"), was 63.6% and 62.9% for the years ended December 31, 2021 and 2020, respectively.
Gross profit increased $236.3 million, or 38.8%, to $844.7 million for the year ended December 31, 2021 from $608.4 million for the year ended December 31, 2020. The increase in gross profit is a result of a $247.8 million increase in leasing gross profit, increased delivery and installation gross profit of $5.6 million, and increased new and rental unit sale margins of $9.5 million. These increases were primarily a result of increased average monthly rental rates as well as recent acquisitions. These increases were partially offset by increased depreciation of $26.6 million as a result of acquired fleet and capital investments made in our existing rental equipment.
SG&A Expense: SG&A expense increased $125.9 million, or 37.2%, to $464.3 million for the year ended December 31, 2021, compared to $338.4 million for the year ended December 31, 2020. The primary driver of the increase is related to additional SG&A expense as a result of operating a larger business due to the Merger. SG&A expense for the Storage segment totaled $150.3 million for the year ended December 31, 2021.
Transaction Costs: Transaction costs decreased $62.7 million to $1.4 million for the year ended December 31, 2021. Transaction costs were primarily related to the Merger.
Other Depreciation and Amortization: Other depreciation and amortization increased $26.6 million, or 75.6%, to $61.8 million for the year ended December 31, 2021, compared to $35.2 million for the year ended December 31, 2020. The increase was driven by a $14.4 million increase in other depreciation and a $12.2 million increase in amortization of intangible assets primarily as a result of Mobile Mini being included in the 2021 results for a full year as compared to two quarters in 2020.
Lease Impairment Expense and Other Related Charges: Lease impairment expense and other related charges were $2.9 million for the year ended December 31, 2021 as compared to $4.9 million for the year ended December 31, 2020. The decrease in lease impairment expense and other related charges of $2.0 million is a result of fewer closed locations in 2021 as compared to 2020.
Restructuring Costs: Restructuring costs were $11.9 million for the year ended December 31, 2021 as compared to $6.1 million for the year ended December 31, 2020. The restructuring charges in the year ended December 31, 2021 were primarily due to employee terminations costs as a result of the elimination of positions due to the Merger. The restructuring charges in the year ended December 31, 2020 were primarily due to employee terminations costs as a result of the Merger and, to a lesser extent, reductions in force across our branch network in response to COVID-19 economic conditions.

Currency (Gains) Losses, net: Currency (gains) losses, net decreased by $0.7 million to a $0.4 million loss for the year ended December 31, 2021 compared to a $0.3 million gain for the year ended December 31, 2020. The decrease in currency (gains) losses, net, are primarily attributable to the impact of foreign currency exchange rate changes on loans and borrowings and intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other (Income) Expense, Net: Other (income) expense, net was $1.7 million of expense for the year ended December 31, 2021 and $1.7 million of income for the year ended December 31, 2020, primarily related to the reversal of non-operating liabilities of $2.5 million for the year ended December 31, 2020.
Interest Expense: Interest expense decreased $2.9 million, or 2.4%, to $116.4 million for the year ended December 31, 2021 from $119.3 million for the year ended December 31, 2020. The decrease was driven by the redemption of the 2022 Secured Notes and the 2023 Secured Notes in the third quarter of 2020 and the redemption of $123.5 million of our 2025 Secured Notes during 2021.
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
For the year ended December 31, 2020, as a result of the Merger and the related financing transactions, we recorded a loss on extinguishment of debt of $42.4 million. This loss on extinguishment of debt was comprised of the redemption premium and write off of unamortized deferred financing costs associated with the following: (i) $15.2 million due to the redemption of the 2022 Secured Notes, (ii) $22.7 million due to the redemption of the 2023 Secured Notes, and (iii) $4.4 million associated with an asset-based credit agreement entered into by the Company in 2017.
Income Tax Expense: Income tax expense increased $92.5 million to a $36.5 million expense for the year ended December 31, 2021 compared to a $56.0 million benefit for the year ended December 31, 2020. The increase in income tax benefit was due to the reversal of our valuation allowance of $56.6 million based on our assessment of deferred tax assets and a reduction of reserves for uncertain tax positions of $11.2 million, partially offset by tax expense from pre-tax income and non-deductible expense in the year ended December 31, 2020.

Business Segments
The Company operates in two reportable segments as follows: Modular and Storage. The Modular segment represents the activities of the North America modular business. Storage represents the activities of the North America portable storage business. Prior to the third quarter of 2021, the Modular segment represented the activities of WillScot historical segments prior to the Merger. During the third quarter of 2021, the majority of the portable storage product business within the Modular segment was transitioned to the Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were also transferred to the Storage segment, representing a shift of approximately $5.0 million of revenue and associated gross margin per quarter from the Modular segment to the Storage segment. This adjustment was not made to the historical segment results of prior periods, as we believe such adjustments to be immaterial.
The following tables and discussion summarize our reportable segment financial information for the years ended December 31, 2022, 2021 and 2020. Consistent with the presentation of our consolidated financial statements, the below segment results only include results from Mobile Mini for the periods subsequent to the Merger.

Business Segment Results
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$1,391,813	$750,810	$2,142,623
Gross profit	$612,311	$523,171	$1,135,483
Adjusted EBITDA	$529,109	$354,765	$883,874
Capex for rental equipment	$279,079	$118,297	$397,376
Average modular space units on rent	86,620	18,188	104,808
Average modular space utilization rate	67.4%	74.0%	68.5%
Average modular space monthly rental rate	$957	$705	$913
Average portable storage units on rent	516	169,049	169,565
Average portable storage utilization rate	58.7%	86.9%	86.8%
Average portable storage monthly rental rate	$208	$192	$192

	Year Ended December 31, 2021
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$1,164,179	$508,801	$1,672,980
Gross profit	$496,445	$348,258	$844,703
Adjusted EBITDA	$423,004	$226,600	$649,604
Capex for rental equipment	$187,495	$45,426	$232,921
Average modular space units on rent	84,524	16,780	101,304
Average modular space utilization rate	67.6%	78.5%	69.2%
Average modular space monthly rental rate	$809	$582	$772
Average portable storage units on rent	7,312	128,463	135,775
Average portable storage utilization rate	68.8%	80.9%	80.1%
Average portable storage monthly rental rate	$131	$155	$154

	Year Ended December 31, 2020
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$1,051,162	$221,829	$1,272,991
Gross profit	$451,642	$156,785	$608,427
Adjusted EBITDA	$394,805	$99,837	$494,642
Capex for rental equipment	$153,327	$14,969	$168,296
Average modular space units on rent	86,873	8,333	95,206
Average modular space utilization rate	68.6%	80.6%	69.5%
Average modular space monthly rental rate	$685	$526	$671
Average portable storage units on rent	15,823	56,415	72,238
Average portable storage utilization rate	62.6%	78.2%	74.2%
Average portable storage monthly rental rate	$122	$147	$142
Modular Segment
Comparison of Years Ended December 31, 2022 and 2021
Revenue: Total revenue increased $227.6 million, or 19.5%, to $1,391.8 million for the year ended December 31, 2022 from $1,164.2 million for the year ended December 31, 2021. The increase was primarily driven by increased leasing revenue of $169.4 million, or 19.6%, compared to 2021, increased delivery and installation revenue of $60.4 million, or 27.5%, compared to 2021. Average modular space monthly rental rates increased 18.3% for the year ended December 31, 2022 to

$957 driven by continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Improved pricing was aided by higher volumes as average modular space units on rent increased by 2,096 units, or 2.5%, year over year driven by acquisitions.
Gross Profit: Gross profit increased $115.9 million, or 23.3%, to $612.3 million for the year ended December 31, 2022 from $496.4 million for the year ended December 31, 2021. The increase in gross profit was driven by a $113.7 million increase in leasing gross profit driven by improved volume, pricing and VAPS and by a $29.0 million increase in delivery and installation gross profit primarily driven by increased pricing. The increase in gross profit from leasing and delivery and installation revenues was partially offset by a $30.6 million increase in depreciation of rental equipment primarily as a result of capital investments made over the past twelve months in our existing rental equipment for the year ended December 31, 2022.
Adjusted EBITDA: Adjusted EBITDA increased $106.1 million, or 25.1%, to $529.1 million for the year ended December 31, 2022 from $423.0 million for the year ended December 31, 2021. The increase was driven by higher leasing gross profits discussed above, partially offset by increases in SG&A, excluding discrete and other items of $50.1 million. SG&A increases were primarily related to increases in salaries and variable compensation of $12.1 million and $8.9 million, respectively, service agreement and professional fee increases of $13.9 million, real estate and occupancy costs increases of $7.0 million, and increased travel expenses of $6.1 million.
Capex for rental equipment: Capex for rental equipment increased $91.6 million, or 48.9%, to $279.1 million for the year ended December 31, 2022 from $187.5 million for the year ended December 31, 2021. The increase was mainly driven by increased spending on refurbishments and fleet and VAPS purchases.
Comparison of Years Ended December 31, 2021 and 2020
Revenue: Total revenue increased $113.0 million, or 10.7%, to $1,164.2 million for the year ended December 31, 2021 from $1,051.2 million for the year ended December 31, 2020. The increase was primarily driven by increased leasing revenue of $94.6 million, or 12.3%, compared to 2020, increased delivery and installation revenue of $11.3 million, or 5.4% compared to 2020 and increased sales revenue of $7.1 million, or 9.8%, compared to 2020. Average modular space monthly rental rates increased 18.1% for the year ended December 31, 2021 to $809 driven by continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Improved pricing was partially offset by lower volumes as average modular space units on rent decreased by 2,350 units, or 2.7%, year over year. The decrease was driven primarily by lower delivery volumes.
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
Storage Segment
Comparison of Years Ended December 31, 2022 and 2021
Revenue: Total revenue increased $242.0 million, or 47.6%, to $750.8 million for the year ended December 31, 2022 from $508.8 million for the year ended December 31, 2021. The increase was primarily driven by increased leasing revenue of $199.8 million, or 51.5%, compared to 2021, and increased delivery and installation revenue of $47.6 million, or 46.8%, compared to 2021. Average portable storage monthly rental rates increased 23.9% for the year ended December 31, 2022 to $192 as a result of our price management tools and processes, further supported by high utilization, and by an acceleration earlier into the third quarter of our seasonal retail business. Average portable storage units on rent increased by 40,586 units, or 31.6%, year over year driven by increases in organic activity of approximately 15%, or 19,500 units on rent, including an acceleration earlier into the third quarter of our seasonal retail business. The remaining increase was driven by approximately 15,000 units on rent added in recent acquisitions and approximately 6,000 units of the increase was due to the transfer of approximately 12,000 portable storage units on rent from the Modular segment, which occurred in the third quarter of 2021. Average modular space monthly rental rates increased 21.1% for the year ended December 31, 2022 to $705 driven by the continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio. Average modular space units on rent increased by 1,408 units, or 8.4%, year over year, of which approximately 1,100 was acquisition driven.

Gross Profit: Gross profit increased $174.9 million, or 50.2%, to $523.2 million for the year ended December 31, 2022 from $348.3 million for the year ended December 31, 2021. The increase in gross profit was driven by a $161.1 million increase in leasing gross profit and an increase of $23.9 million in delivery and installation gross profit. The increase in gross profit from leasing and delivery and installation revenues was partially offset by a $7.3 million increase in depreciation of rental equipment primarily as a result of capital investments made over the past twelve months of additional rental equipment for the year ended December 31, 2022.
Adjusted EBITDA: Adjusted EBITDA increased $128.2 million, or 56.6%, to $354.8 million for the year ended December 31, 2022 from $226.6 million for the year ended December 31, 2021. The increase was driven by higher leasing gross profits discussed above, partially offset by increases in SG&A, excluding discrete and other items of $54.1 million. SG&A increases were primarily related to increases in salaries and variable compensation of $20.1 million and $14.7 million, respectively, service agreement and professional fee increases of $9.9 million, real estate and occupancy costs increases of $1.9 million, and increased travel expenses of $2.6 million.
Capex for rental equipment: Capex for rental equipment increased $72.9 million, or 160.6%, to $118.3 million for the year ended December 31, 2022 from $45.4 million for the year ended December 31, 2021 driven by a significant increase in container purchases during the year given high utilization and strong demand, as well as due to expansion of our VAPS offering in Storage.

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
Adjusted EBITDA
We define EBITDA as net income (loss) plus interest (income) expense, income tax expense (benefit), depreciation and amortization. Our adjusted EBITDA ("Adjusted EBITDA") reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what we consider transactions or events not related to our core business operations:
•Currency (gains) losses, net on monetary assets and liabilities denominated in foreign currencies other than the subsidiaries’ functional currency. Substantially all such currency gains (losses) are unrealized and attributable to financings due to and from affiliated companies.
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
Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as a measure of cash that will be available to meet our obligations.
The following tables provide unaudited reconciliations of Income from continuing operations to Adjusted EBITDA:

2022
(in thousands)	Q1	Q2	Q3	Q4	Full Year
Income from continuing operations	$39,048	$60,099	$78,176	$99,018	$276,341
Income tax expense from continuing operations	12,083	20,848	28,288	27,644	88,863
Income from continuing operations before income tax	51,131	80,947	106,464	126,662	365,204
Interest expense	30,570	33,153	38,009	44,546	146,278
Depreciation and amortization	72,910	78,181	83,671	84,337	319,099
Currency losses, net	137	(173)	160	762	886
Restructuring costs, lease impairment expense and other related charges	263	(95)	—	—	168
Transaction costs	13	22	—	(10)	25
Integration costs	4,087	5,193	3,902	2,302	15,484
Stock compensation expense	6,273	9,128	7,111	7,101	29,613
Other	2,389	2,287	51	2,390	7,117
Adjusted EBITDA from continuing operations	167,773	208,643	239,368	268,090	883,874
Adjusted EBITDA from discontinued operations	24,050	24,693	25,045	11,989	85,750
Adjusted EBITDA from continuing and discontinued operations	$191,823	$233,336	$264,413	$280,079	$969,624

2021
(in thousands)	Q1	Q2	Q3	Q4	Full Year
(Loss) income from continuing operations	$(6,147)	$10,050	$48,580	$62,412	$114,895
Income tax expense from continuing operations	7,302	15,803	3,130	10,293	36,528
(Loss) income from continuing operations before income tax	1,155	25,853	51,710	72,705	151,423
Loss on extinguishment of debt	3,185	2,814	—	—	5,999
Interest expense	29,567	28,802	28,798	29,191	116,358
Fair value (gain) loss on common stock warrant liabilities	27,207	(610)	—	—	26,597
Depreciation and amortization	67,163	74,673	66,775	71,956	280,567
Currency losses (gains), net	37	41	8	341	427
Restructuring costs, lease impairment expense and other related charges	4,393	7,434	2,457	470	14,754
Transaction costs	844	—	303	228	1,375
Integration costs	7,342	7,622	8,242	5,204	28,410
Stock compensation expense	3,494	4,641	6,138	4,455	18,728
Other	(694)	1,801	1,517	2,342	4,966
Adjusted EBITDA from continuing operations	143,693	153,071	165,948	186,892	649,604
Adjusted EBITDA from discontinued operations	19,892	22,424	24,201	24,272	90,789
Adjusted EBITDA from continuing and discontinued operations	$163,585	$175,495	$190,149	$211,164	$740,393
The following tables provide unaudited reconciliations of Income (loss) from discontinued operations to Adjusted EBITDA:

2022
(in thousands)	Q1	Q2	Q3	Q4	Full Year
Income (loss) from discontinued operations	$12,123	$13,277	$50,417	$(12,618)	$63,199
Gain on sale of discontinued operations	—	—	34,049	1,407	35,456
Income tax expense from discontinued operations	3,664	3,863	3,917	24,281	35,725
Income from discontinued operations before income tax and gain on sale	15,787	17,140	20,285	10,256	63,468
Interest expense	422	422	299	158	1,301
Depreciation and amortization	7,771	9,188	5,650	1,799	24,408
Currency losses, net	1	46	76	15	138
Stock compensation expense	122	164	(151)	80	215
Other	(53)	(2,267)	(1,114)	(319)	(3,780)
Adjusted EBITDA from discontinued operations	$24,050	$24,693	$25,045	$11,989	$85,750

2021
(in thousands)	Q1	Q2	Q3	Q4	Full Year
Income from discontinued operations	$10,594	$10,321	$12,523	$11,811	$45,249
Income tax expense from discontinued operations	3,179	3,025	3,514	3,300	13,018
Income from discontinued operations before income tax and gain on sale	13,773	13,346	16,037	15,111	58,267
Interest expense	397	410	403	419	1,629
Depreciation and amortization	6,859	9,842	8,501	9,798	35,000
Currency losses, net	(1)	(8)	119	11	121
Restructuring costs, lease impairment expense and other related charges	2	—	—	—	2
Integration costs	—	—	5	9	14
Stock compensation expense	20	66	121	54	261
Other	(1,158)	(1,232)	(985)	(1,130)	(4,505)
Adjusted EBITDA from discontinued operations	$19,892	$22,424	$24,201	$24,272	$90,789
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Management believes that the presentation of Adjusted EBITDA Margin provides useful information to investors regarding the performance of our business. The following table provides unaudited reconciliations of Adjusted EBITDA Margin:

	Year Ended December 31,
(in thousands)	2022	2021
Adjusted EBITDA from continuing operations (A)	$883,874	$649,604
Revenue (B)	$2,142,623	$1,672,980
Adjusted EBITDA Margin from Continuing Operations (A/B)	41.3%	38.8%
Income from continuing operations (C)	$276,341	$114,895
Income from Continuing Operations Margin (C/B)	12.9%	6.9%

Net Debt to Adjusted EBITDA ratio, including results from discontinued operations from the UK Storage Solutions segment
Net Debt to Adjusted EBITDA ratio, including results from discontinued operations from the UK Storage Solutions segment is defined as Net Debt divided by Adjusted EBITDA including discontinued operations for the UK Storage Solutions segment. We define Net Debt as total debt from continuing operations and total debt from discontinued operations included in liabilities held for sale net of total cash and cash equivalents from continuing operations and total cash and cash equivalents from discontinued operations included in assets held for sale. Management believes that the presentation of Net Debt to Adjusted EBITDA ratio, including results from discontinued operations from the UK Storage Solutions segment provides useful information to investors regarding the performance of our business. The following table provides an unaudited reconciliation of Net Debt to Adjusted EBITDA ratio, including results from discontinued operations from the UK Storage Solutions segment:

Year Ended December 31,
(in thousands)	2022
Long-term debt	$3,063,042
Current portion of long-term debt	13,324
Long-term debt from discontinued operations included in liabilities held for sale	6,278
Total debt	$3,082,644
Cash and cash equivalents	7,390
Cash and cash equivalents from discontinued operations included in assets held for sale	10,384
Net debt (A)	$3,064,870

Adjusted EBITDA from continuing operations	$883,874
Adjusted EBITDA from discontinued operations for the UK Storage Solutions segment	48,734
Adjusted EBITDA including discontinued operations for the UK Storage Solutions segment (B)	$932,608
Net Debt to Adjusted EBITDA ratio, including results from discontinued operations from the UK Storage Solutions segment (A/B)	3.3
Adjusted Gross Profit and Adjusted Gross Profit Percentage
We define Adjusted Gross Profit as gross profit plus depreciation on rental equipment. Adjusted Gross Profit Percentage is defined as Adjusted Gross Profit divided by revenue. Adjusted Gross Profit and Adjusted Gross Profit Percentage are not measurements of our financial performance under GAAP and should not be considered as alternatives to gross profit, gross profit percentage, or other performance measures derived in accordance with GAAP. In addition, our measurement of Adjusted Gross Profit and Adjusted Gross Profit Percentage may not be comparable to similarly titled measures of other companies. Management believes that the presentation of Adjusted Gross Profit and Adjusted Gross Profit Percentage provides useful information regarding our results of operations and assists in analyzing the underlying performance of our business.
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Year Ended December 31,
(in thousands)	2022	2021
Revenue (A)	$2,142,623	$1,672,980

Gross profit (B)	$1,135,482	$844,703
Depreciation of rental equipment	256,719	218,790
Adjusted Gross Profit (C)	$1,392,201	$1,063,493

Gross Profit Percentage (B/A)	53.0%	50.5%
Adjusted Gross Profit Percentage (C/A)	65.0%	63.6%

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
The following tables provide unaudited reconciliations of Income from Continuing Operations to Income from Continuing Operations Excluding Gain/Loss from Warrants for the year ended December 31, 2021. There was no Gain/Loss from Warrants for the year ended December 31, 2022.

2021
(in thousands)	Q1	Q2	Q3	Q4	Full Year
(Loss) Income from Continuing Operations	$(6,147)	$10,050	$48,580	$62,412	$114,895
Fair value loss (gain) on common stock warrant liabilities	27,207	(610)	—	—	26,597
Income from Continuing Operations Excluding Gain/Loss from Warrants	$21,060	$9,440	$48,580	$62,412	$141,492
Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively, "Total Capital Expenditures"), less proceeds from the sale of rental equipment and proceeds from the sale of property, plant and equipment (collectively, "Total Proceeds"), which are all included in cash flows from investing activities. Management believes that the presentation of Net CAPEX provides useful information regarding the net capital invested in our rental fleet and property, plant and equipment each year to assist in analyzing the performance of our business. As presented below, Net CAPEX includes amounts for the former Tank and Pump segment through September 30, 2022 and the UK Storage Solutions segment through December 31, 2022.
The following tables provide unaudited reconciliations of Net CAPEX on a historical quarterly basis:
Quarterly Consolidated Results for the Year Ended December 31, 2022

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Total Capital Expenditures	$105,717	$139,925	$145,076	$96,084	$486,802
Total Proceeds	14,814	21,017	18,077	18,570	72,478
Net CAPEX	$90,903	$118,908	$126,999	$77,514	$414,324
Quarterly Consolidated Results for the Year Ended December 31, 2021

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Total Capital Expenditures	$59,842	$75,425	$63,760	$109,969	$308,996
Total Proceeds	28,931	17,944	11,806	13,440	72,121
Net CAPEX	$30,911	$57,481	$51,954	$96,529	$236,875
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities, less purchases of, and proceeds from, rental equipment and property, plant and equipment, which are all included in cash flows from investing activities. Management believes that the presentation of Free Cash Flow provides useful additional information concerning cash flow available to fund our capital allocation alternatives. As presented below, Free Cash Flow includes amounts for the former Tank and Pump segment through September 30, 2022 and the UK Storage Solutions segment through December 31, 2022.

The following tables provide a reconciliation of net cash provided by operating activities to Free Cash Flow:
Quarterly Consolidated Results for the Year Ended December 31, 2022

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net cash provided by operating activities	$145,527	$188,326	$210,385	$200,420	$744,658
Purchase of rental equipment and refurbishments	(95,236)	(130,153)	(135,076)	(82,673)	(443,138)
Proceeds from sale of rental equipment	14,554	20,526	17,183	18,440	70,703
Purchase of property, plant and equipment	(10,481)	(9,772)	(10,000)	(13,411)	(43,664)
Proceeds from the sale of property, plant and equipment	260	491	894	130	1,775
Free Cash Flow	$54,624	$69,418	$83,386	$122,906	$330,334
Quarterly Consolidated Results for the Year Ended December 31, 2021

(in thousands)	Q1	Q2	Q3	Q4	Full Year
Net cash provided by operating activities	$122,071	$139,537	$130,447	$147,847	$539,902
Purchase of rental equipment and refurbishments	(52,535)	(65,282)	(60,374)	(100,307)	(278,498)
Proceeds from sale of rental equipment	15,202	15,235	11,597	13,176	55,210
Purchase of property, plant and equipment	(7,307)	(10,143)	(3,386)	(9,662)	(30,498)
Proceeds from the sale of property, plant and equipment	13,729	2,709	209	264	16,911
Free Cash Flow	$91,160	$82,056	$78,493	$51,318	$303,027

Liquidity and Capital Resources
Overview
WillScot Mobile Mini is a holding company that derives its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash generated by operating activities from our subsidiaries, borrowings under our ABL Facility, and sales of equity and debt securities. We believe that our liquidity sources and operating cash flows are sufficient to address our operating, debt service and capital requirements over the next twelve months.
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
Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool of which our rental equipment represents the largest component. At December 31, 2022, we had $1.0 billion of available borrowing capacity under the ABL Facility.

Cash Flows
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The consolidated statements of cash flows include amounts for the former Tank and Pump segment through September 30, 2022 and the UK Storage Solutions segment through December 31, 2022. See Note 3 to the financial statements for disclosure of significant operating and investing items related to the former Tank and Pump segment and the UK Storage Solutions segment. The following summarizes our change in cash and cash equivalents for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash from operating activities	$744,658	$539,902	$304,812
Net cash from investing activities	(309,333)	(384,047)	(125,360)
Net cash from financing activities	(429,368)	(167,887)	(158,958)
Effect of exchange rate changes on cash and cash equivalents	(882)	(206)	1398
Net change in cash and cash equivalents	$5,075	$(12,238)	$21,892
Comparison of the Years Ended December 31, 2022 and 2021 and December 31, 2021 and 2020
Cash Flows from operating activities
Cash provided by operating activities for the year ended December 31, 2022 was $744.7 million as compared to $539.9 million for the year ended December 31, 2021, an increase of $204.8 million, or 38%. The increase in cash provided by operating activities was driven by an increase of $198.7 million of net income, adjusted for non-cash items, and an increase of $6.2 million in the net movements of the operating assets and liabilities, which was primarily attributable to a decrease in cash used from accounts receivable of $10.6 million compared to 2021 and an increase of $19.7 million in deferred revenue compared to 2021, partially offset by a decrease in accounts payable and other accrued liabilities of $18.1 million.
Cash provided by operating activities for the year ended December 31, 2021 was $539.9 million as compared to $304.8 million for the year ended December 31, 2020, an increase of $235.1 million, or 77%. The increase in cash provided by operating activities was driven by an increase of $252.0 million of net income, adjusted for non-cash items. This was partially offset by a decrease of $17.2 million in the net movements of the operating assets and liabilities, which was primarily attributable to an increase in cash used from accounts receivable of $78.3 million compared to 2020, partially offset by an increase in accounts payable and other accrued liabilities of $55.5 million and an increase of $10.2 million in deferred revenue compared to 2020.
Cash flows from investing activities
Cash used in investing activities for the year ended December 31, 2022 was $309.3 million as compared to $384.0 million for the year ended December 31, 2021, a decrease of $74.7 million. The decrease in cash used in investing activities was driven by the proceeds of $325.6 million from the sale of discontinued operations and a $15.5 million increase in proceeds from the sale of rental equipment. Proceeds from sale of rental equipment increased compared to the prior year due to higher sales demand. The decrease was partially offset by a $73.4 million increase in cash used in acquisitions, net of cash acquired, a $164.6 million increase in cash used for the purchase of rental equipment and refurbishments to support growing demand for new project deliveries across all segments, a $15.1 million decrease in proceeds from sale of property, plant and equipment and a $13.2 million increase in cash used for the purchase of property, plant, and equipment.
Cash used in investing activities for the year ended December 31, 2021 was $384.0 million as compared to $125.4 million for the year ended December 31, 2020, an increase of $258.6 million. The increase in cash used in investing activities was driven by a $164.3 million increase in cash used in acquisitions, net of cash acquired. During 2021, the Company acquired certain assets and liabilities of several smaller entities for $147.2 million in cash. During 2020, $17.2 million of cash was acquired as part of the Merger. The increase in cash used in investing activities was also driven by a $106.1 million increase in cash used for the purchase of rental equipment and refurbishments to support growing demand for new project deliveries across all segments and a $14.0 million increase in cash used for the purchase of property, plant, and equipment. These increases were partially offset by a $9.5 million increase in proceeds from sale of property, plant and equipment and a $16.3 million increase in proceeds from the sale of rental equipment. Proceeds from sale of rental equipment increased compared to the prior year due to higher sales demand.
Cash flows from financing activities
Cash used in financing activities for the year ended December 31, 2022 was $429.4 million as compared to $167.9 million for the year ended December 31, 2021, an increase of $261.5 million. The increase in cash used in financing activities was driven by an increase of $388.2 million in repurchases of common stock and warrants as well as an increase of $76.6 million in repayment of borrowings, partially offset by a $235.6 million increase in receipts from borrowings.
Cash used in financing activities for the year ended December 31, 2021 was $167.9 million as compared to $159.0 million for the year ended December 31, 2020, an increase of $8.9 million. The increase in cash used in financing activities was driven by an increase of $341.8 million in repurchases of common stock and warrants as well as a $2,058.1 million decrease in receipts from borrowings. This was partially offset by a decrease of $2,296.2 million in repayment of borrowings, a decrease of $65.5 million in payment of financing costs, and a decrease of $30.9 million in payment of debt extinguishment premium costs.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes and finance leases, including interest, totaling $3.1 billion as of December 31, 2022, $15.6 million of which is obligated to be repaid within the next twelve months. Refer to Note 10 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for equipment and office space. As of December 31, 2022, the Company had lease obligations of $258.5 million, with $60.1 million payable within the next twelve months.
In addition to the cash requirements described above, the Company has a Share Repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock and equivalents. This program does not obligate the Company to repurchase any specific amount of shares.
The Company believes its cash, cash flows generated from ongoing operations, and continued access to its revolving credit facility as well as access to debt markets are sufficient to satisfy its currently anticipated cash requirements over the next twelve months.

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
Revenue Recognition
Leasing and Services Revenue
The majority of revenue is generated by rental income subject to the guidance in Leases (Topic 842) ("ASC 842"). The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
Leasing Revenue
Income from operating leases is recognized on a straight-line basis over the lease term. The Company's lease arrangements can include multiple lease and non-lease components. Examples of lease components include, but are not limited to, the lease of modular space and portable storage units and VAPS. Examples of non-lease components include, but are not limited to, the delivery, installation, maintenance, and removal services commonly provided in a bundled transaction with the lease components. Arrangement consideration is allocated between lease deliverables and non-lease components based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables is based upon the estimated stand-alone selling price of the related performance obligations using an adjusted market approach.
When leases and services are billed in advance, recognition of revenue is deferred until services are rendered. If equipment is returned prior to the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date is recognized as incremental revenue upon return.
Rental equipment is leased primarily under operating leases. Operating lease minimum contractual terms within the Modular segment generally range from 1 month to 60 months and averaged approximately 10 months across this segment's rental fleet for the year ended December 31, 2022. Rental contracts with customers within the Storage segment, as defined in Note 18, are generally based on a 28-day rate and billing cycle. The rental continues until cancelled by the Company or the customer. The Company records changes in estimated collectability directly against leasing revenue.
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
Evaluation of Goodwill Impairment
For acquired businesses, the Company records assets acquired and liabilities assumed at their respective estimated fair values on the date of acquisition. The Company performs its annual impairment test of goodwill at the reporting unit level as of October 1, as well as during any reporting period in which events or changes in circumstances occur that, in management’s judgment, may constitute triggering events under ASC 350-20, Intangibles – Goodwill and Other, Testing Goodwill for Impairment. Generally, reporting units are at the operating segment level or one level below the operating segment (the component level), if discrete financial information is prepared and regularly reviewed by segment management. The Company performs its assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses company-specific, industry, market and general economic factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elects not to use the qualitative impairment test, a quantitative impairment test is performed. The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The Company uses an independent valuation specialist for its quantitative impairment tests to assist in the valuation.
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
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers and value-added products and services (“VAPS”) which are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and conversions of rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are capitalized and depreciated over the lease term taking into consideration the residual value of the asset. Maintenance and repair costs are expensed as incurred.
Depreciation is computed using the straight-line method over estimated useful lives, as follows:

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
Warrants
The Company accounts for warrants in accordance with applicable accounting guidance provided in ASC 815-40, Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. In periods subsequent to issuance, warrants classified as liabilities are subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations. At December 31, 2022, no warrants remain outstanding.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $2.0 billion in outstanding principal under the ABL Facility at December 31, 2022. An increase in interest rates by 100 basis points on our ABL Facility would have increased annual interest expense by approximately $16.3 million based on borrowings during 2022.
To manage interest rate risk, in January 2023, we executed interest rate swap agreements relating to an aggregate of $750.0 million in notional amount of variable-rate debt under our ABL Facility. The swap agreements provide for us to pay a weighted average effective fixed interest rate of 3.44% per annum and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on our ABL Facility. After consideration of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased annual interest expense by approximately $12.7 million based on outstanding borrowings at December 31, 2022.
Foreign Currency Risk
We currently generate approximately 93% of our consolidated net revenues in the US, and the reporting currency for our consolidated financial statements is the US dollar. However, we are exposed to currency risk through our operations in Canada and Mexico. For the operations outside the US, we bill customers primarily in their local currency, which is subject to foreign currency rate changes. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
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
Impact of Inflation
Similar to many other organizations, we face inflationary pressures across most of our input costs such as building materials, labor, transportation and fuel. Inflation has contributed to increased capital costs for both new units and refurbishment of our existing units. However, given our scale and our strong rate performance, we believe we have been able to navigate the inflationary environment well and have consistently driven margin improvements during this period of rising costs. Therefore, we do not believe that inflation has had a material effect on our results of operations.

Item 8.    Financial Statements and Supplementary
Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Mobile Mini Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WillScot Mobile Mini Holdings Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company maintains an allowance for credit losses on trade receivables. At December 31, 2022 the allowance for credit losses was $57.0 million, or 12.2% of gross trade receivables. The allowance for credit losses is estimated based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability.
Auditing the Company's estimation of the allowance for credit losses was judgmental due to the subjectivity in assessing the appropriateness of the assumptions made by management. The assumptions include an expectation that the Company’s collection of receivables will be consistent with historical write-off experience and the consideration of current or forecasted conditions that may affect the Company’s customers’ ability to pay outstanding trade receivables.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its estimation of the allowance for credit losses, including internal controls over the Company’s process to develop the assumptions used to estimate credit losses.
To test the allowance for credit losses, we performed audit procedures that included, among others, testing management's process for developing the allowance for credit losses, testing the completeness, accuracy, and relevance of the data used; and evaluating significant assumptions used by management, including assessing the Company’s expectation that the collection of receivables will be consistent with historical write-off experience. For example, we compared the days sales outstanding, customer concentration, and days past due as of December 31, 2022, to the Company’s historical experience to evaluate the relevancy of the historical data utilized to estimate the allowance for credit losses. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the allowance that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017
Baltimore, Maryland
February 22, 2023

WillScot Mobile Mini Holdings Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$7,390	$6,393
Trade receivables, net of allowance for credit losses at December 31, 2022 and December 31, 2021 of $57,048 and $45,773, respectively	409,766	351,285
Inventories	41,030	29,795
Prepaid expenses and other current assets	31,635	34,935
Assets held for sale - current	31,220	60,632
Total current assets	521,041	483,040
Rental equipment, net	3,077,287	2,777,800
Property, plant and equipment, net	304,659	258,176
Operating lease assets	219,405	218,752
Goodwill	1,011,429	1,013,601
Intangible assets, net	419,125	442,875
Other non-current assets	6,683	8,138
Assets held for sale - non-current	268,022	571,217
Total long-term assets	5,306,610	5,290,559
Total assets	$5,827,651	$5,773,599
Liabilities and equity
Accounts payable	$108,071	$102,563
Accrued expenses	110,820	107,188
Accrued employee benefits	56,340	49,832
Deferred revenue and customer deposits	203,793	152,343
Operating lease liabilities - current	50,499	48,399
Current portion of long-term debt	13,324	11,968
Liabilities held for sale - current	19,095	45,352
Total current liabilities	561,942	517,645
Long-term debt	3,063,042	2,671,831
Deferred tax liabilities	401,453	305,674
Operating lease liabilities - non-current	169,618	169,729
Other non-current liabilities	18,537	15,737
Liabilities held for sale - non-current	47,759	96,220
Long-term liabilities	3,700,409	3,259,191
Total liabilities	4,262,351	3,776,836
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at December 31, 2022 and 2021	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 207,951,682 and 223,939,527 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	21	22
Additional paid-in-capital	2,886,951	3,616,902
Accumulated other comprehensive loss	(70,122)	(29,071)
Accumulated deficit	(1,251,550)	(1,591,090)
Total shareholders' equity	1,565,300	1,996,763
Total liabilities and shareholders' equity	$5,827,651	$5,773,599
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Leasing and services revenue:
Leasing	$1,621,690	$1,252,490	$936,458
Delivery and installation	429,152	321,129	250,734
Sales revenue:
New units	40,338	46,993	48,834
Rental units	51,443	52,368	36,965
Total revenues	2,142,623	1,672,980	1,272,991
Costs:
Costs of leasing and services:
Leasing	376,868	282,576	214,367
Delivery and installation	322,636	267,533	202,734
Costs of sales:
New units	24,011	31,348	31,799
Rental units	26,907	28,030	23,474
Depreciation of rental equipment	256,719	218,790	192,190
Gross profit	1,135,482	844,703	608,427
Expenses:
Selling, general and administrative	567,214	464,278	338,395
Transaction costs	25	1,375	64,053
Other depreciation and amortization	62,380	61,777	35,181
Lease impairment expense and other related charges	254	2,888	4,876
Restructuring costs	(86)	11,866	6,109
Currency losses (gains), net	886	427	(257)
Other (income) expense, net	(6,673)	1,715	(1,722)
Operating income	511,482	300,377	161,792
Interest expense	146,278	116,358	119,319
Fair value loss (gain) on common stock warrant liabilities	—	26,597	(3,461)
Loss on extinguishment of debt	—	5,999	42,401
Income from continuing operations before income tax	365,204	151,423	3,533
Income tax expense (benefit) from continuing operations	88,863	36,528	(56,040)
Income from continuing operations	276,341	114,895	59,573
Income from continuing operations attributable to non-controlling interest, net of tax	—	—	1,213
Income from continuing operations attributable to WillScot Mobile Mini common shareholders	276,341	114,895	58,360

Discontinued operations:
Income from discontinued operations before income tax	63,468	58,267	20,356
Income tax expense from discontinued operations	35,725	13,018	4,589
Gain on sale of discontinued operations	35,456	—	—
Income from discontinued operations	63,199	45,249	15,767

Net income	$339,540	$160,144	$74,127

Earnings per share from continuing operations attributable to WillScot Mobile Mini common shareholders:
Basic	$1.27	$0.51	$0.35
Diluted	$1.25	$0.49	$0.16
Earnings per share from discontinued operations attributable to WillScot Mobile Mini common shareholders:
Basic	$0.30	$0.20	$0.09
Diluted	$0.28	$0.20	$0.09
Earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$1.57	$0.71	$0.44
Diluted	$1.53	$0.69	$0.25
Weighted average shares:
Basic	216,808,577	226,518,931	169,230,177
Diluted	221,399,162	232,793,902	177,268,383
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$339,540	$160,144	$75,340
Other comprehensive income:
Foreign currency translation adjustment, net of income tax (benefit) of $—, $(60) and $(685) for the years ended December 31, 2022, 2021 and 2020, respectively	(44,548)	(880)	28,404
Net gain (loss) on derivatives, net of income tax expense (benefit) of $1,171, $2,661 and $(539) for the years ended December 31, 2022, 2021 and 2020, respectively	3,497	9,016	(1,749)
Total other comprehensive income	(41,051)	8,136	26,655
Comprehensive income (loss)	298,489	168,280	101,995
Comprehensive loss attributable to non-controlling interest	—	—	(672)
Total comprehensive income attributable to WillScot Mobile Mini	$298,489	$168,280	$102,667
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Changes in Equity
(in thousands)

	Common Stock(1)		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2019	108,819	$11	8,024	$1	$2,378,733	$(62,775)	$(1,825,361)	$490,609	$64,590	$555,199
Net income	—	—	—	—	—	—	74,127	74,127	1,213	75,340
Other comprehensive income	—	—	—	—	—	28,540	—	28,540	(1,885)	26,655
Mobile Mini Merger	106,427	11	—	—	1,348,619	—	—	1,348,630	—	1,348,630
Sapphire Exchange - See Note 11	10,641	1	(8,024)	(1)	66,890	(2,972)	—	63,918	(63,918)	—
Stock-based compensation and issuance of Common Stock from vesting	315	—	—	—	9,879	—	—	9,879	—	9,879
Repurchase and cancellation of options and warrants	—	—	—	—	(300)	—	—	(300)	—	(300)
Issuance of Common Stock from the exercise of options and warrants	2,836	—	—	—	35,727	—	—	35,727	—	35,727
Withholding taxes on net share settlement of stock-based compensation and option exercises	—	—	—	—	(13,473)	—	—	(13,473)	—	(13,473)
Reclassification of 2018 Warrants					26,216			26,216		26,216
Balance at December 31, 2020	229,038	23	—	—	3,852,291	(37,207)	(1,751,234)	2,063,873	—	2,063,873
Net income	—	—	—	—	—	—	160,144	160,144	—	160,144
Other comprehensive income	—	—	—	—	—	8,136	—	8,136	—	8,136
Stock-based compensation and issuance of Common Stock from vesting	485	—	—	—	26,184	—	—	26,184	—	26,184
Repurchase and cancellation of Common Stock and warrants	(11,851)	(1)	—	—	(340,375)	—	—	(340,376)	—	(340,376)
Issuance of Common Stock from the exercise of options and warrants	6,268	—	—	—	85,979	—	—	85,979	—	85,979
Withholding taxes on net share settlement of stock-based compensation and option exercises	—	—	—	—	(7,177)	—	—	(7,177)	—	(7,177)
Balance at December 31, 2021	223,940	22	—	—	3,616,902	(29,071)	(1,591,090)	1,996,763	—	1,996,763
Net income	—	—	—	—	—	—	339,540	339,540	—	339,540
Other comprehensive loss	—	—	—	—	—	(41,051)	—	(41,051)	—	(41,051)
Stock-based compensation and issuance of Common Stock from vesting	594	—	—	—	29,613	—	—	29,613	—	29,613
Repurchase and cancellation of Common Stock and warrants	(19,836)	(2)	—	—	(756,906)	—	—	(756,908)	—	(756,908)
Issuance of Common Stock from the exercise of options and warrants	3,254	1	—	—	11,230	—	—	11,231	—	11,231
Withholding taxes on net share settlement of stock-based compensation and option exercises	—	—	—	—	(13,888)	—	—	(13,888)	—	(13,888)
Balance at December 31, 2022	207,952	$21	—	$—	$2,886,951	$(70,122)	$(1,251,550)	$1,565,300	$—	$1,565,300
(1) See Note 1 for information regarding the Company's conversion of Class A Common Stock to Common Stock on July 1, 2020 concurrent with the Merger.
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$339,540	$160,144	$75,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,507	318,202	246,948
Provision for credit losses	34,835	38,191	32,593
Gain on sale of discontinued operations	(35,456)	—	—
Impairment losses on right of use assets	—	—	57
Gain on sale of rental equipment and other property, plant and equipment	(31,196)	(26,175)	(14,124)
Amortization of debt discounts and debt issuance costs	12,064	14,033	13,085
Fair value loss (gain) on common stock warrant liabilities	—	26,597	(3,461)
Loss on extinguishment of debt	—	5,999	42,401
Stock-based compensation expense	29,613	26,184	9,879
Deferred income tax expense (benefit)	100,849	36,563	(55,155)
Unrealized currency losses, net	753	295	424
Other	4,081	—	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(94,463)	(105,053)	(26,723)
Inventories	(12,345)	(9,083)	2,775
Prepaid expenses and other assets	149	3,324	(4,547)
Operating lease assets and liabilities	856	473	789
Accounts payable and other accrued expenses	9,443	27,525	(27,923)
Deferred revenue and customer deposits	42,428	22,683	12,454
Net cash provided by operating activities	744,658	539,902	304,812
Investing activities:
Proceeds from sale of discontinued operations	325,611	—	—
Acquisitions, net of cash acquired	(220,620)	(147,172)	17,173
Proceeds from sale of rental equipment	70,703	55,210	38,949
Purchase of rental equipment and refurbishments	(443,138)	(278,498)	(172,383)
Proceeds from the sale of property, plant and equipment	1,775	16,911	7,355
Purchase of property, plant and equipment	(43,664)	(30,498)	(16,454)
Net cash used in investing activities	(309,333)	(384,047)	(125,360)
Financing activities:
Repurchase and cancellation of Common Stock and warrants	(751,795)	(363,586)	(21,777)
Receipts from issuance of Common Stock from the exercise of options	11,230	7,484	10,616
Taxes paid on employee stock awards	(13,888)	(7,177)	(13,473)
Payment of Common Stock issuance costs	—	—	(4,222)
Receipts from borrowings	964,308	728,677	2,786,793

Repayment of borrowings	(588,808)	(512,181)	(2,808,370)
Payment of financing costs	(8,187)	—	(65,475)
Principal payments on finance lease obligations	(42,228)	(17,399)	(8,440)
Payment of debt extinguishment premium costs	—	(3,705)	(34,610)
Net cash used in financing activities	(429,368)	(167,887)	(158,958)
Effect of exchange rate changes on cash and cash equivalents	(882)	(206)	1,398
Net change in cash and cash equivalents	5,075	(12,238)	21,892
Cash and cash equivalents at the beginning of the period	12,699	24,937	3,045
Cash and cash equivalents at the end of the period	$17,774	$12,699	$24,937

Supplemental cash flow information:
Interest paid	$130,463	$103,795	$118,519
Income taxes paid, net	$25,092	$9,855	$4,234
Capital expenditures accrued or payable	$21,052	$27,667	$23,553

Reconciliation of cash and cash equivalents to the consolidated balance sheet:
Cash and cash equivalents of continuing operations	$7,390	$6,393	$5,635
Cash and cash equivalents included in assets held for sale	10,384	6,306	19,302
Total cash and cash equivalents shown in the consolidated statement of cash flows	$17,774	$12,699	$24,937
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Notes to the Consolidated Financial Statements
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Mobile Mini Holdings Corp. (“WillScot Mobile Mini” and, together with its subsidiaries, the “Company”) is a leading business services provider specializing in innovative flexible work space and portable storage solutions in the United States (“US”), Canada and Mexico. The Company leases, sells, delivers and installs mobile solutions and storage products through an integrated network of branch locations that spans North America.
On July 1, 2020, a wholly-owned subsidiary of WillScot Corporation, a Delaware corporation, merged with and into Mobile Mini, Inc. (the “Merger”). At the effective time of the Merger, Mobile Mini, Inc. ("Mobile Mini") continued its existence as the surviving corporation in the Merger and a wholly-owned subsidiary of WillScot Corporation (“WillScot”). Immediately following the Merger, WillScot changed its name to “WillScot Mobile Mini Holdings Corp.” and filed an amended and restated certificate of incorporation (the “A&R Charter”), which reclassified all outstanding shares of WillScot Class A Common Stock and converted such shares into shares of Common Stock, par value $0.0001 per share, of WillScot Mobile Mini (“WillScot Mobile Mini Common Stock”). The WillScot Class A Common Stock was listed on the Nasdaq Capital Market (Nasdaq: WSC) up until the Merger, and the WillScot Mobile Mini Common Stock has been listed on the Nasdaq Capital Market (Nasdaq: WSC) since the Merger. As used herein, the term “Common Stock” or “the Company’s Common Stock” refers to WillScot Class A Common Stock prior to filing of the A&R Charter on July 1, 2020 and to WillScot Mobile Mini Common Stock as of and following the filing of the A&R Charter on July 1, 2020. Unless the context otherwise requires, the terms “Company” and “WillScot Mobile Mini” as used in these financial statements mean WillScot and its subsidiaries when referring to periods prior to July 1, 2020 (prior to the Merger) and to WillScot Mobile Mini, when referring to periods on or after July 1, 2020 (after the Merger).
On September 30, 2022, the Company completed the sale of its former Tank and Pump Solutions ("Tank and Pump") segment. On December 12, 2022, the Company entered into a Stock Purchase Agreement to sell its United Kingdom Storage Solutions ("UK Storage Solutions") segment. The Company completed the sale of the UK Storage Solutions segment on January 31, 2023. The consolidated financial statements present the historical financial results of the former Tank and Pump segment and the UK Storage Solutions segment as income from discontinued operations for all periods presented and the carrying values of the former Tank and Pump segment and the UK Storage Solutions segment assets and liabilities within assets and liabilities held for sale for reporting periods prior to the segments' disposals. See Note 3 for further discussion.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US (“GAAP”). The consolidated financial statements comprise the financial statements of WillScot Mobile Mini and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as WillScot Mobile Mini. All intercompany balances and transactions are eliminated.
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
Activity in the allowance for credit losses for the years ended December 31 was as follows:

(in thousands)	2022	2021	2020
Balance at beginning of period	$45,773	$28,105	$15,828
Provision for credit losses, net of recoveries(a)	34,881	37,469	30,544
Write-offs	(23,705)	(19,777)	(18,296)
Foreign currency translation and other	99	(24)	29
Balance at end of period	$57,048	$45,773	$28,105
(a) For the years ended December 31, 2022, 2021 and 2020, the provision for credit losses included $23.7 million, $19.8 million and $18.3 million, respectively, recorded as a reduction to revenue for the provision of specific receivables whose collection was not considered probable.
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
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers and value-added products and services (“VAPS”) which are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and conversions of rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are capitalized and depreciated over the lease term taking into consideration the residual value of the asset. Maintenance and repair costs are expensed as incurred.
Depreciation is computed using the straight-line method over estimated useful lives, as follows:

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

Depreciation is computed using the straight-line method over estimated useful lives as follows:

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
Purchase Accounting
The Company accounts for acquisitions of businesses under the acquisition method. Under the acquisition method of accounting, the Company records assets acquired and liabilities assumed at their respective estimated fair values on the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets and is assigned to the Company's reporting units that are expected to benefit from the acquisition. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party valuation firms. Valuations are finalized as soon as practicable, but not later than one year from the acquisition date. Any subsequent changes to purchase price allocations result in a corresponding adjustment to goodwill. Transaction costs are expensed in the acquisition of a business.
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
Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. An asset acquisition is accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any consideration in excess of net assets acquired is allocated to qualifying acquired assets on a relative fair value basis. The Company measures the fair value of assets acquired utilizing observable market transaction data for comparable assets or recent purchase prices. Transaction costs are considered a component of the cost of an asset acquisition.
Evaluation of Goodwill Impairment
For acquired businesses, the Company records assets acquired and liabilities assumed at their respective estimated fair values on the date of acquisition. The Company performs its annual impairment test of goodwill at the reporting unit level as of October 1, as well as during any reporting period in which events or changes in circumstances occur that, in management’s judgment, may constitute triggering events under ASC 350-20, Intangibles – Goodwill and Other, Testing Goodwill for Impairment. Generally, reporting units are at the operating segment level or one level below the operating segment (the component level), if discrete financial information is prepared and regularly reviewed by segment management. The Company performs its assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses company-specific, industry, market and general economic factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elects not to use the qualitative impairment test, a quantitative impairment test is performed. The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The Company uses an independent valuation specialist for its quantitative impairment tests to assist in the valuation.
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
Retirement Benefit Obligation
The Company provides benefits to certain of its employees under defined contribution benefit plans. The Company’s contributions to these plans are generally based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis. For its US and Canada employees, the Company sponsors defined contribution benefit plans that have discretionary matching contribution and profit-sharing features. For the years ended December 31, 2022, 2021 and 2020, the Company made matching contributions of $13.8 million, $10.9 million and $7.1 million to these plans, respectively.
Stock-Based Compensation
Prior to the Merger, stock awards were granted under the WillScot Corporation 2017 Incentive Award Plan (the "2017 Incentive Plan"), which included Restricted Stock Awards ("RSAs") and Restricted Stock Units. On June 24, 2020, WillScot's stockholders approved the WillScot Mobile Mini 2020 Incentive Award Plan ("2020 Incentive Plan") to take effect pending completion of the Merger and, as a result, all future incentive awards are granted under the 2020 Incentive Plan. The 2020 Incentive Plan is administered by the Compensation Committee. Under the 2020 Incentive Plan, the Compensation Committee may grant an aggregate of 6,488,988 shares of Common Stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, RSAs, RSUs, performance compensation awards and stock bonus awards. Stock-based payments, including the grant of stock options, RSAs and RSUs, are subject to service-based vesting requirements, and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur.
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
RSAs cliff vest in a one year period. Time-Based RSUs vest ratably over a period of four years. Certain Performance-Based RSUs cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in an Index at the grant date over the performance period of three years. For certain 2022 and 2021 grants, the TSR of the Company's Common Stock is compared to the TSR of the constituents in the S&P 400 index. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 200% (for performance at or above the 85% percentile). For grants in 2020 and prior, the TSR of the Company's Common Stock is compared to the TSR of constituents in the Russell 3000 index. The target number of RSUs may be adjusted from 0% to 150% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 150% (for performance at or above the 75% percentile). Vesting is also subject to continued service requirements through the vesting date.
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
Stock options vest in tranches over a period of four years and expire ten years from the grant date. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted-average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model was based on a blend of peer group volatility and Company trading history as the Company did not have a sufficient trading history as a stand-alone public company to rely exclusively on its own trading history. Future calculations may use the Company trading history. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption was based on the simplified method under GAAP, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. WillScot Mobile Mini has never declared or paid a cash dividend on common shares.
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
Derivative Instruments and Hedging Activities
The Company utilizes derivative financial instruments to manage its exposure to fluctuations in interest rates on variable rate debt and currency exchange rates. The Company does not use derivatives for trading or speculative purposes.
The Company records derivatives on the balance sheet at fair value within prepaid expenses and other current assets and other non-current assets (if in an unrealized gain position) or within accrued liabilities and other non-current liabilities (if in an unrealized loss position). If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the changes in the fair value of derivatives are recorded in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to the cash flow hedges are reclassified to earnings when the hedged item impacts earnings. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. The Company assesses, both at the inception of the hedge and on an ongoing quarterly basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. In the consolidated statements of cash flows, cash inflows and outflows related to derivative instruments are presented based on the underlying nature of the hedged items.
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
Leasing and Services Revenue
The majority of revenue is generated by rental income subject to the guidance in ASC 842. The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").

Leasing Revenue
Income from operating leases is recognized on a straight-line basis over the lease term. The Company's lease arrangements can include multiple lease and non-lease components. Examples of lease components include, but are not limited to, the lease of modular space and portable storage units and VAPS. Examples of non-lease components include, but are not limited to, the delivery, installation, maintenance, and removal services commonly provided in a bundled transaction with the lease components. Arrangement consideration is allocated between lease deliverables and non-lease components based on the relative estimated selling (leasing) price of each deliverable. Estimated selling (leasing) price of the lease deliverables is based upon the estimated stand-alone selling price of the related performance obligations using an adjusted market approach.
When leases and services are billed in advance, recognition of revenue is deferred until services are rendered. If equipment is returned prior to the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date is recognized as incremental revenue upon return.
Rental equipment is leased primarily under operating leases. Operating lease minimum contractual terms within the Modular segment, as defined in Note 18, generally range from 1 month to 60 months and averaged approximately 10 months across this segment's rental fleet for the year ended December 31, 2022. Rental contracts with customers within the Storage segment, as defined in Note 18, are generally based on a 28-day rate and billing cycle. The rental continues until cancelled by the Company or the customer. The Company records changes in estimated collectability directly against leasing revenue.
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
The Company's payment terms vary by the type and location of its customer and the product or services offered. The time between invoicing and when payment is due is not significant. While the Company may bill certain customers in advance, its contracts do not contain a significant financing component based on the short length of time between upfront billings and the performance of contracted services. For certain products, services, or customer types, the Company requires payment before the products or services are delivered to the customer. At December 31, 2022, current deferred revenue and customer deposits included deferred revenue of $195.8 million and customer deposits of $8.0 million, respectively. At December 31, 2021, current deferred revenue and customer deposits included deferred revenue of $150.1 million and customer deposits of $2.2 million, respectively.
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
Many of the Company’s real estate lease agreements include one or more options to extend the lease, which are not included in the minimum lease terms unless the Company is reasonably certain it will exercise the option. Additionally, the Company’s leases do not generally include options to terminate the lease prior to the end of the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Advertising and Promotion
Advertising and promotion costs, which are expensed as incurred, were $8.5 million, $7.6 million and $7.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Warrants
The Company accounts for warrants in accordance with applicable accounting guidance provided in ASC 815-40, Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. In periods subsequent to issuance, warrants classified as liabilities are subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations. At December 31, 2022, no warrants remain outstanding.
Recently Issued Accounting Standards
ASU 2021-08. Business Combinations (Topic 815): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606. This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.

NOTE 2 - Acquisitions
Asset Acquisitions
During 2022, the Company acquired certain assets and liabilities of 13 smaller entities, which consisted primarily of approximately 14,100 storage units and 4,400 modular units for $220.6 million in cash. The accompanying consolidated financial statements include $214.8 million of rental equipment as a result of these acquisitions.
Integration Costs
The Company records integration costs related to asset acquisitions and the Merger within selling, general and administrative ("SG&A") expense. The Company incurred $15.5 million, $28.4 million and $16.6 million in integration costs for asset acquisitions and the Merger for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 3 - Discontinued Operations
Tank and Pump Divestiture
On September 30, 2022, the Company sold its former Tank and Pump segment for $321.9 million. Exiting the former Tank and Pump segment represented the Company’s strategic shift to concentrate its operations on its core modular and storage businesses. In accordance with ASC 360, Property, Plant, and Equipment, the Company ceased recording depreciation and amortization for the former Tank and Pump segment rental fleet, property, plant and equipment, and operating lease assets during the third quarter of 2022 when the former Tank and Pump segment initially qualified as held for sale. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the criteria for discontinued operations presentation were met during the third quarter of 2022 and results for the former Tank and Pump segment were reported in income from discontinued operations within the consolidated statements of operations for all periods presented. The carrying values of the divested business' assets and liabilities were presented within assets and liabilities held for sale on the consolidated balance sheet as of December 31, 2021.
As part of the divestiture, the Company entered into a customary transition services agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, accounting and human resources, for a period of six months with an option for the buyer to extend the agreement for a period of up to twelve months. There was no significant continuing involvement with the former Tank and Pump segment after its disposal.
UK Storage Solutions Divestiture
On December 12, 2022, the Company entered into a stock purchase agreement to sell its UK Storage Solutions segment for cash consideration of £335.0 million, subject to certain adjustments. The sale transaction was completed on January 31, 2023. Total cash consideration for the transaction was $418.1 million. The Company will record a gain on the sale of the UK Storage Solutions segment in the first quarter of 2023. Exiting the UK Storage Solutions segment represented the Company’s strategic shift to concentrate its operations on its core modular and storage businesses in North America. The Company ceased recording depreciation and amortization for the UK Storage Solutions segment rental fleet, property, plant and equipment, and operating lease assets during the fourth quarter of 2022 when the UK Storage Solutions segment initially qualified as held for sale. The criteria for discontinued operations presentation were met and results for the UK Storage Solutions segment were reported in income from discontinued operations within the consolidated statements of operations for all periods presented. The carrying value of the UK Storage Solutions segment's assets and liabilities were presented within assets and liabilities held for sale on the consolidated balance sheets as of December 31, 2022 and 2021.
As part of the divestiture, the Company entered into a customary transition services agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, accounting and human resources, for a period of six months with an option for the buyer to extend the agreement for a period of up to twelve months. There will be no significant continuing involvement with the UK Storage Solutions segment after its disposal.
The following tables present the results of the former Tank and Pump segment and the UK Storage Solutions segment as reported in income from discontinued operations within the consolidated statements of operations, and the carrying value of the segments' assets and liabilities as presented within assets and liabilities held for sale on the consolidated balance sheets. The 2022 results for the former Tank and Pump segment represent results for the nine months ended September 30, 2022 as the Company sold the former Tank and Pump segment on September 30, 2022. The 2020 results for the former Tank and Pump segment and the UK Storage Solutions segment represent results subsequent to July 1, 2020, the date the Company acquired the segments.

	Year Ended December 31, 2022
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$65,572	$79,772	$145,344
Delivery and installation	27,665	22,876	50,541
Sales revenue:
New units	2,202	1,106	3,308
Rental units	917	1,455	2,372
Total revenues	96,356	105,209	201,565
Costs:
Costs of leasing and services:
Leasing	13,828	16,737	30,565
Delivery and installation	23,285	14,867	38,152
Costs of sales:
New units	1,636	738	2,374
Rental units	310	1,012	1,322
Depreciation of rental equipment	8,145	4,254	12,399
Gross profit	49,152	67,601	116,753
Expenses:
Selling, general and administrative	18,045	21,795	39,840
Other depreciation and amortization	6,103	5,906	12,009
Currency losses, net	—	138	138
Other expense (income), net	4	(7)	(3)
Operating income	25,000	39,769	64,769
Interest expense	512	789	1,301
Income from discontinued operations before income tax	24,488	38,980	63,468
Income tax expense from discontinued operations	843	34,882	35,725
Gain on sale of discontinued operations	35,456	—	35,456
Income from discontinued operations	$59,101	$4,098	$63,199
Other selected data:
Adjusted EBITDA from discontinued operations	$37,016	$48,734	$85,750

	Year Ended December 31, 2021
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$77,527	$82,106	$159,633
Delivery and installation	29,530	24,023	53,553
Sales revenue:
New units	2,355	3,534	5,889
Rental units	1,479	1,363	2,842
Total revenues	110,891	111,026	221,917
Costs:
Costs of leasing and services:
Leasing	17,045	17,440	34,485
Delivery and installation	25,057	14,271	39,328
Costs of sales:
New units	1,672	2,357	4,029
Rental units	536	1,287	1,823
Depreciation of rental equipment	14,319	4,428	18,747
Gross profit	52,262	71,243	123,505
Expenses:
Selling, general and administrative	22,194	24,974	47,168
Other depreciation and amortization	9,366	6,887	16,253
Restructuring costs	2	—	2
Currency losses, net	—	121	121
Other expense, net	11	54	65
Operating income	20,689	39,207	59,896
Interest expense	779	850	1,629
Income from discontinued operations before income tax	19,910	38,357	58,267
Income tax expense from discontinued operations	5,277	7,741	13,018
Income from discontinued operations	$14,633	$30,616	$45,249
Other selected data:
Adjusted EBITDA from discontinued operations	$41,750	$49,039	$90,789

	Year Ended December 31, 2020
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$32,356	$32,633	$64,989
Delivery and installation	14,013	9,409	23,422
Sales revenue:
New units	1,135	3,124	4,259
Rental units	789	1,195	1,984
Total revenues	48,293	46,361	94,654
Costs:
Costs of leasing and services:
Leasing	5,618	7,391	13,009
Delivery and installation	11,015	6,353	17,368
Costs of sales:
New units	741	2,301	3,042
Rental units	272	1,026	1,298
Depreciation of rental equipment	6,743	1,648	8,391
Gross profit	23,904	27,642	51,546
Expenses:
Selling, general and administrative	11,354	10,877	22,231
Other depreciation and amortization	5,348	2,720	8,068
Restructuring costs	54	364	418
Currency gains, net	—	(98)	(98)
Other expense, net	2	2	4
Operating income	7,146	13,777	20,923
Interest expense	200	367	567
Income from discontinued operations before income tax	6,946	13,410	20,356
Income tax expense from discontinued operations	1,783	2,806	4,589
Income from discontinued operations	$5,163	$10,604	$15,767
Other selected data:
Adjusted EBITDA from discontinued operations	$17,843	$17,822	$35,665

December 31, 2022
(in thousands)	UK Storage Solutions
Assets
Cash and cash equivalents	$10,384
Trade receivables, net of allowances for doubtful accounts of $300	15,991
Inventories	3,058
Prepaid expenses and other current assets	1,787
Rental equipment, net	165,853
Property, plant and equipment, net	20,645
Operating lease assets	15,134
Goodwill	58,144
Intangible assets, net	6,414
Other non-current assets	1,832
Total assets held for sale	$299,242
Liabilities
Accounts payable	$4,515
Accrued expenses	3,273
Accrued employee benefits	1,009
Deferred revenue and customer deposits	6,850
Deferred tax liabilities	29,737
Operating lease liabilities	15,192
Other non-current liabilities	6,278
Total liabilities held for sale	$66,854

	December 31, 2021
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Assets
Cash and cash equivalents	$—	$6,306	$6,306
Trade receivables, net of allowance for credit losses of $1,469 related to Tank and Pump and $387 related to UK Storage Solutions	31,031	17,571	48,602
Inventories	647	2,297	2,944
Prepaid expenses and other current assets	222	1,604	1,826
Rental equipment, net	134,973	168,208	303,181
Property, plant and equipment, net	29,931	24,071	54,002
Operating lease assets	11,720	16,592	28,312
Goodwill	100,107	65,098	165,205
Intangible assets, net	8,750	9,053	17,803
Other non-current assets	55	2,659	2,714
Total assets held for sale	$317,436	$313,459	$630,895
Liabilities
Accounts payable	$8,001	$7,707	$15,708
Accrued expenses	4,603	2,971	7,574
Accrued employee benefits	2,487	1,528	4,015
Deferred revenue and customer deposits	27	7,269	7,296
Deferred tax liabilities	17,095	32,110	49,205
Operating lease liabilities	11,959	17,174	29,133
Other non-current liabilities	23,487	5,154	28,641
Total liabilities held for sale	$67,659	$73,913	$141,572
At December 31, 2021, assets held for sale of $1.0 million were not related to the former Tank and Pump segment or the UK Storage Solutions segment and were excluded from the table above.
For the years ended December 31, 2022, 2021 and 2020, significant operating and investing items related to the former Tank and Pump segment were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating activities of discontinued operations:
Depreciation and amortization	$14,248	$23,685	$12,091
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$918	$1,480	$789
Purchases of rental equipment and refurbishments	$(21,831)	$(17,747)	$(2,394)
Proceeds from sale of property, plant and equipment	$—	$388	$72
Purchases of property, plant and equipment	$(525)	$(1,743)	$(465)

The following table presents reconciliations of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the former Tank and Pump segment for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 18 for further information regarding Adjusted EBITDA.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Income from discontinued operations	$59,101	$14,633	$5,163
Gain on sale of discontinued operations	35,456	—	—
Income tax expense from discontinued operations	843	5,277	1,783
Income from discontinued operations before income tax and gain on sale	24,488	19,910	6,946
Interest expense	512	779	200
Depreciation and amortization	14,248	23,685	12,091
Restructuring costs, lease impairment expense and other related charges	—	2	54
Integration costs	—	14	—
Stock compensation expense	18	222	—
Other	(2,250)	(2,862)	(1,448)
Adjusted EBITDA from discontinued operations	$37,016	$41,750	$17,843
For the years ended December 31, 2022, 2021 and 2020, significant operating and investing items related to the UK Storage Solutions segment were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating activities of discontinued operations:
Depreciation and amortization	$10,160	$11,315	$4,368
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$1,455	$1,363	$1,195
Purchases of rental equipment and refurbishments	$(23,931)	$(27,830)	$(1,693)
Proceeds from sale of property, plant and equipment	$504	$387	$—
Purchases of property, plant and equipment	$(3,752)	$(1,680)	$(1,043)
The following table presents reconciliations of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the UK Storage Solutions segment for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 18 for further information regarding Adjusted EBITDA.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Income from discontinued operations	$4,098	$30,616	$10,604
Income tax expense from discontinued operations	34,882	7,741	2,806
Income from discontinued operations before income tax and gain on sale	38,980	38,357	13,410
Interest expense	789	850	367
Depreciation and amortization	10,160	11,315	4,368
Currency losses, net	138	121	(98)
Restructuring costs, lease impairment expense and other related charges	—	—	364
Stock compensation expense	197	39	—
Other	(1,530)	(1,643)	(589)
Adjusted EBITDA from discontinued operations	$48,734	$49,039	$17,822

NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the years ended December 31, as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
US	$1,998,796	$1,542,076	$1,179,171
Canada	125,536	116,070	79,630
Mexico	18,291	14,834	14,190
Total revenues	$2,142,623	$1,672,980	$1,272,991
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes rental modular space and portable space units along with VAPS, which include furniture, steps, ramps, basic appliances, internet connectivity devices, and other items used by customers in connection with the Company's products. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services and removal services at the end of lease transactions. The Company’s revenue by major product and service line for the years ended December 31, was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Modular space leasing revenue	$840,926	$697,852	$581,452
Portable storage leasing revenue	361,197	233,868	114,952
VAPS and third party leasing revenues(a)	343,625	263,021	194,809
Other leasing-related revenue(b)	75,942	57,749	45,245
Leasing revenue	1,621,690	1,252,490	936,458
Delivery and installation revenue	429,152	321,129	250,734
Total leasing and services revenue	2,050,842	1,573,619	1,187,192
New unit sales revenue	40,338	46,993	48,834
Rental unit sales revenue	51,443	52,368	36,965
Total revenues	$2,142,623	$1,672,980	$1,272,991
(a) Includes $25.3 million, $17.1 million, and $16.1 million of VAPS service revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
(b) Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (75%, 74%, and 72% for the years ended December 31, 2022, 2021 and 2020, respectively) is generated by lease income subject to the guidance of ASC 842. The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.

At December 31, 2022 and for the years ended December 31, 2023 through 2027 and thereafter, future committed leasing revenues under non-cancelable operating leases with the Company’s customers, excluding revenue from delivery and installation and potential lease extensions, were as follows:

(in thousands)	Operating Leases
2023	$326,819
2024	111,650
2025	38,578
2026	16,074
2027	6,731
Thereafter	5,513
Total	$505,365
Receivables
The Company manages credit risk associated with its accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for credit losses address the Company's total revenues.
Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end user markets. No single customer accounted for more than 1.7% and 1.6% of the Company’s receivables at December 31, 2022 and 2021, respectively. The Company's top five customers with the largest open receivables balances represented 5.4% and 5.6% of the total receivables balance as of December 31, 2022 and 2021, respectively. The Company manages credit risk through credit approvals, credit limits, and other monitoring procedures.
The Company's allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, and the Company may be required to increase or decrease its allowance. During the years ended December 31, 2022, 2021 and 2020, the Company recognized bad debt expense to reflect changes in the allowance for credit losses of $10.4 million, $16.4 million, and $12.7 million, respectively, within SG&A expense in its consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, the provision for credit losses included $23.7 million, $19.8 million and $18.3 million, respectively, recorded as a reduction to revenue for the provision of specific receivables whose collection was not considered probable.
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. During the years ended December 31, 2022, 2021 and 2020, $47.2 million, $38.8 million and $35.6 million, respectively, of deferred revenue relating to these services, was recognized as revenue. At December 31, 2022 and 2021, the Company had approximately $102.2 million and $74.4 million, respectively, of deferred revenue related to these services.
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

NOTE 5 - Leases
As of December 31, 2022, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases
2023	$60,119	$15,580
2024	51,123	13,873
2025	42,828	13,547
2026	31,702	13,217
2027	20,846	9,988
Thereafter	51,895	16,331
Total lease payments	258,513	82,536
Less: interest	(38,396)	(8,166)
Present value of lease liabilities	$220,117	$74,370
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the consolidated balance sheets.
The Company’s lease activity during the years ended December 31, 2022, 2021, and 2020 was as follows:

	Years Ended December 31,
Financial Statement Line (in thousands)	2022	2021	2020
Finance Lease Expense
Amortization of finance lease assets	$13,900	$12,602	$6,713
Interest on obligations under finance leases	1,899	1,406	719
Total finance lease expense	$15,799	$14,008	$7,432

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$2,797	$3,979	$5,723
Selling, general and administrative	59,804	53,977	40,616
Lease impairment expense and other related charges	213	2,028	2,800
Short-term lease expense
Cost of leasing and services	32,947	22,335	25,576
Selling, general and administrative	1,792	794	1,937
Lease impairment expense and other related charges	—	—	471
Variable lease expense
Cost of leasing and services	5,388	7,794	6,981
Selling, general and administrative	7,249	4,642	4,698
Lease impairment expense and other related charges	40	492	855
Total operating lease expense	$110,230	$96,041	$89,657
The Company initiated certain restructuring plans associated with the Merger to capture operating synergies as a result of integrating these entities. The restructuring activities primarily included the termination of leases for duplicative branches, equipment, and other facilities. As part of these plans, certain of its leased locations were vacated and leases were terminated or impaired.
During the year ended December 31, 2022, the Company recorded $0.3 million in lease impairment expense and other related charges which is comprised of closed location rent expense. During the year ended December 31, 2021, the Company recorded $2.9 million in lease impairment expense and other related charges which is comprised of $0.3 million loss on lease exit and $2.6 million in closed location rent expense. During the year ended December 31, 2020, the Company recorded $4.9 million in lease impairment expense and other related charges which is comprised of $0.7 million loss on lease exit and $4.2 million in closed location rent expense.

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
Supplemental Cash Flow Information (in thousands)	2022	2021	2020
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$61,418	$58,931	$43,185
Operating cash outflows from finance leases	$1,895	$1,432	$696
Financing cash outflows from finance leases	$15,159	$12,476	$6,379

Right of use assets obtained in exchange for lease obligations	$55,005	$66,887	$33,256
Assets obtained in exchange for finance leases	$29,803	$19,435	$7,915
Weighted-average remaining operating lease terms and the weighted average discount rates as of December 31 were as follows:

Lease Terms and Discount Rates	2022	2021
Weighted-average remaining lease term - operating leases	5.8 years	6.0 years
Weighted-average discount rate - operating leases	5.4%	5.1%
Weighted-average remaining lease term - finance leases	5.1 years	4.8 years
Weighted-average discount rate - finance leases	3.4%	2.7%

NOTE 6 - Inventories
Inventories at December 31, consisted of the following:

(in thousands)	2022	2021
Raw materials	$38,611	$26,059
Finished units	2,419	3,736
Inventories	$41,030	$29,795

NOTE 7 - Rental Equipment, net
Rental equipment, net at December 31 consisted of the following:

(in thousands)	2022	2021
Modular space units	$3,197,779	$3,005,195
Portable storage units	849,193	585,034
Value added products	203,444	167,694
Total rental equipment	4,250,416	3,757,923
Less: accumulated depreciation	(1,173,129)	(980,123)
Rental equipment, net	$3,077,287	$2,777,800

NOTE 8 – Property, Plant and Equipment, net
Property, plant and equipment, net at December 31 consisted of the following:

(in thousands)	2022	2021
Land, buildings, and leasehold improvements	$174,322	$154,269
Vehicles and equipment	167,337	132,733
Office furniture, fixtures and software	106,747	79,659
Total property, plant and equipment	448,406	366,661
Less: accumulated depreciation	(143,747)	(108,485)
Property, plant and equipment, net	$304,659	$258,176
Depreciation expense related to property, plant and equipment was $38.6 million, $37.5 million, and $23.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022 and 2021, the gross cost of property, plant and equipment assets under finance leases was $84.7 million and $63.2 million, respectively, with related accumulated depreciation of $26.9 million and $17.6 million, respectively. The depreciation expense for these assets is presented in other depreciation and amortization in the consolidated statements of operations.

NOTE 9 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular	Storage	Total
Balance at December 31, 2020	$235,828	$726,529	$962,357
Changes to Mobile Mini purchase accounting	285,000	(233,666)	51,334
Effects of movements in foreign exchange rates	221	(311)	(90)
Balance at December 31, 2021	521,049	492,552	1,013,601
Effects of movements in foreign exchange rates	(2,172)	—	(2,172)
Balance at December 31, 2022	$518,877	$492,552	$1,011,429
The Company conducted its annual impairment test of goodwill as of October 1, 2022 and determined that there was no impairment of goodwill identified as a result of the annual impairment analysis. Accumulated historical goodwill impairment losses were $792.8 million and pertain to the Modular segment (as defined in Note 18) prior to Double Eagle Acquisition Corporation's ("DEAC") acquisition of Williams Scotsman International, Inc. ("WSII") in 2017. There were no goodwill impairments recorded for the years ended December 31, 2022, 2021 and 2020.
Intangible Assets
Intangible assets other than goodwill at December 31, consisted of the following:

	December 31, 2022
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	5.5	$188,000	$(58,750)	$129,250
Technology	3.5	1,500	(625)	875
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$478,500	$(59,375)	$419,125

	December 31, 2021
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	6.5	$188,000	$(35,250)	$152,750
Technology	4.5	1,500	(375)	1,125
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$478,500	$(35,625)	$442,875
For the years ended December 31, 2022, 2021 and 2020, the aggregate amount recorded to depreciation and amortization expense for intangible assets subject to amortization was $23.8 million, $24.3 million and $12.1 million, respectively.
As of December 31, 2022, the expected future amortization expense for intangible assets is as follows:

(in thousands)	Amortization Expense
2023	$23,750
2024	23,750
2025	23,750
2026	23,625
2027	23,500
Thereafter	11,750
Total	$130,125

NOTE 10 - Debt
The carrying value of debt outstanding at December 31 consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	2022	2021
2025 Secured Notes	6.125%	2025	$520,350	$518,117
ABL Facility(a)	Varies	2027	1,988,176	1,612,783
2028 Secured Notes	4.625%	2028	493,470	492,490
Finance Leases	Varies	Varies	74,370	60,409
Total debt			3,076,366	2,683,799
Less: current portion of long-term debt			13,324	11,968
Total long-term debt			$3,063,042	$2,671,831
(a) As of December 31, 2022 and 2021, the Company had no outstanding principal borrowings on the Multicurrency Facility (defined below) and $2.5 million and $6.2 million, respectively, of related debt issuance costs. No related debt issuance costs were recorded as a direct offset against the principal borrowings on the Multicurrency Facility, and the $2.5 million and $6.2 million in excess of principal was included in other non-current assets on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Maturities of debt, including finance leases, during the years subsequent to December 31, 2022 are as follows:

(in thousands)
2023	$15,580
2024	13,873
2025	540,047
2026	13,217
2027	2,029,988
Thereafter	516,331
Total	$3,129,036

The Company has debt issuance costs recorded as offsets against the carrying value of the related debt. These debt costs will be amortized and included as part of interest expense over the remaining contractual terms of those debt instruments for each of the next five years as follows:

(in thousands)	Debt issuance cost amortization
2023	$11,048
2024	$11,263
2025	$9,987
2026	$8,826
2027	$5,069
Thereafter	$836
Asset Backed Lending Facility
On July 1, 2020, in connection with the completion of the Merger, Williams Scotsman Holdings Corp ("Holdings"), WSII, and certain of its subsidiaries, entered into a new asset-based credit agreement that initially provided for revolving credit facilities in the aggregate principal amount of up to $2.4 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.0 billion (the "US Facility"), available to WSII and certain of its subsidiaries (collectively, the "US Borrowers"), and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," together with the US Facility, the "ABL Facility"), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros by the US Borrowers and certain of WSII's wholly-owned subsidiaries organized in Canada and in the UK. On July 1, 2020, in connection with the completion of the Merger, approximately $1.47 billion of proceeds from the ABL Facility were used to repay an asset-based credit agreement entered into by the Company in 2017 and an asset-backed lending facility assumed in the transaction with Mobile Mini, as well as, to pay fees and expenses related to the Merger and the related financing transactions. In connection with these repayments, the Company wrote off $4.4 million of deferred financing costs to loss on extinguishment of debt. The ABL Facility was initially scheduled to mature on July 1, 2025.
Borrowings under the ABL Facility bear interest at a base rate plus an applicable margin determined quarterly by reference to the Company's excess availability for the most recently completed quarter. Borrowings under the ABL Facility initially bore interest at (i) in the case of US Dollars, at WSII's option, either an adjusted LIBOR rate plus 1.875% or an alternative base rate plus 0.875%, (ii) in the case of Canadian Dollars, at WSII's option, either a Canadian BA rate plus 1.875% or Canadian prime rate plus 0.875%, and (iii) in the case of Euros and British Pounds Sterling, an adjusted LIBOR rate plus 1.875%. Effective January 7, 2022, borrowings were subject to the highest applicable margin and bore interest at (i) in the case of US Dollars, at the borrower's option, either an adjusted LIBOR rate plus 2.125% or an alternative base rate plus 1.125%, (ii) in the case of Canadian Dollars, at the borrower's option, either a Canadian BA rate plus 2.125% or Canadian prime rate plus 1.125%, (iii) in the case of Euros, the EURIBOR rate plus 2.125%, and (iv) in the case of British Pounds Sterling, the SONIA rate plus 2.125%. On December 13, 2021, due to the upcoming transition of LIBOR, the ABL Facility was amended to adjust the rate for borrowings denominated in Euros from a LIBOR-based rate to the EURIBOR (Euro Interbank Offered Rate) rate plus 1.875% and to adjust the rate of borrowings denominated in British Pounds Sterling from a LIBOR-based rate to the SONIA (Sterling Overnight Index Average) rate plus 1.9076%. On December 16, 2021, the ABL Facility was amended to permit (i) the merger of WSII with and into Williams Scotsman, Inc. ("WSI") and (ii) WSI to assume the duties and obligations of WSII, the administrative borrower of the ABL Facility.
On June 30, 2022, certain subsidiaries of the Company entered into an amendment to the ABL Facility to, among other things, extend the expiration date until June 30, 2027 and increase the aggregate principal amount of the revolving credit facilities to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility"), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros. The amendment also converted the interest rate for borrowings denominated in US dollars from a LIBOR-based rate to a Term SOFR-based rate with an interest period of one month and adjusted the applicable margins. The applicable margin for Canadian BA rate, Term SOFR, British Pounds Sterling and Euros loans is 1.50%. The facility includes a credit spread adjustment of 0.10% in addition to the applicable margin. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% based on excess availability or one step up of 0.25% based on the Company's leverage ratio. The ABL Facility requires the payment of an annual commitment fee on the unused available borrowings of 0.2% annually. At December 31, 2022, the weighted average interest rate for borrowings under the ABL Facility was 5.91%.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Borrowing Base ("Line Cap"). At December 31, 2022, the Line Cap was $3.0 billion and the Borrowers had approximately $1.0 billion of available borrowing capacity under the ABL Facility, including $705.0 million under the US Facility and $309.1 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $205.9 million of letters of credit and up to $220.0 million of swingline loans. At December 31, 2022, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $14.1 million of standby letters of credit under the ABL Facility at December 31, 2022.
The Company had approximately $2.0 billion outstanding principal under the ABL Facility at December 31, 2022. Debt issuance costs of $31.8 million were included in the carrying value of the ABL Facility at December 31, 2022.
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
2025 Senior Secured Notes
In anticipation of the Merger, on June 15, 2020, Picasso Finance Sub, Inc., a newly-formed indirect finance subsidiary (the "Finance Sub") of the Company completed a private offering of $650.0 million in aggregate principal amount of its 6.125% senior secured notes due 2025 (the "2025 Secured Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended ("Rule 144A"). In connection with the completion of the Merger, on July 1, 2020, the proceeds were used to repay the 2022 Senior Secured Notes, repay Mobile Mini senior notes assumed in the acquisition and pay certain fees and expenses related to the Merger and the related financing transactions. In addition, Finance Sub was merged into WSII on July 1, 2020. The Company recorded $14.3 million in deferred financing fees related to the 2025 Secured Notes.
The 2025 Secured Notes mature on June 15, 2025 and bear interest at a rate of 6.125% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2020. If the Company undergoes a change of control or sells certain of its assets, the Company may be required to offer to repurchase the 2025 Secured Notes. Unamortized deferred financing costs pertaining to the 2025 Secured Notes were $6.2 million as of December 31, 2022.
In the first quarter of 2021, using cash on hand and borrowings on the ABL Facility, the Company redeemed 10% of the outstanding principal, or $65.0 million, of its 2025 Secured Notes and recorded a loss on extinguishment of debt in the consolidated statement of operations of $3.2 million comprised of a redemption premium of $1.9 million and write off of unamortized deferred financing fees of $1.3 million. In the second quarter of 2021, using cash on hand and borrowings on the ABL Facility, the Company redeemed 10% of the outstanding principal, or $58.5 million, of its 2025 Secured Notes and recorded a loss on extinguishment of debt in the consolidated statement of operations of $2.8 million comprised of a redemption premium of $1.8 million and write-off of unamortized deferred financing fees of $1.0 million.
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
On December 23, 2021, in connection with the merger of WSII with and into WSI, WSI entered into the 2025 Notes Supplemental Indenture, pursuant to which WSI assumed all of WSII's obligations and rights related to the 2025 Secured Notes. The 2025 Secured Notes are unconditionally guaranteed by each of WSII's direct and indirect domestic subsidiaries and WSII's parent, Holdings (collectively, "the Note Guarantors"). WillScot Mobile Mini is not a guarantor of the 2025 Secured Notes. The Note Guarantors, as well as certain of the Company’s non-US subsidiaries, are guarantors or borrowers under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the 2025 Secured Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of WSII and the Note Guarantors, subject to customary exclusions. The guarantees of the 2025 Secured Notes by WillScot Equipment II, LLC, a Delaware limited liability company which holds certain of WSII’s assets in the US, will be subordinated to its obligations under the ABL Facility.
2028 Senior Secured Notes
On August 25, 2020, the Company completed a private offering of $500.0 million in aggregate principal amount of 4.625% senior secured notes due 2028 (the "2028 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay the 2023 Senior Secured Notes. The 2028 Secured Notes mature on August 15, 2028 and bear interest at a rate of 4.625% per annum. Interest is payable semi-annually on August 15 and February 15 of each year, beginning February 15, 2021. Unamortized deferred financing costs pertaining to the 2028 Secured Notes were $6.5 million as of December 31, 2022.

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
On December 23, 2021, in connection with the merger of WSII with and into WSI, WSI entered into the 2028 Notes Supplemental Indenture, pursuant to which WSI assumed all of WSII's obligations and rights related to the 2028 Secured Notes. The 2028 Secured Notes are unconditionally guaranteed by the Note Guarantors. WillScot Mobile Mini is not a guarantor of the 2028 Secured Notes. The Note Guarantors, as well as certain of the Company’s non-US subsidiaries, are guarantors or borrowers under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the 2028 Secured Notes. These guarantees are secured by a second priority security interest in substantially all of the assets of WSII and the Note Guarantors, subject to customary exclusions. The guarantees of the 2028 Secured Notes by WillScot Equipment II, LLC, a Delaware limited liability company which holds certain of WSII’s assets in the US, will be subordinated to its obligations under the ABL Facility.
2022 Senior Secured Notes
In connection with the Merger and related financing transactions in the third quarter of 2020, using proceeds from the 2025 Secured Notes, the Company redeemed all of its 2022 Senior Secured Notes and recorded a loss on extinguishment of debt in the 2020 consolidated statement of operations of $15.2 million comprised of a redemption premium of $10.6 million and write off of unamortized deferred financing fees of $4.6 million.
2023 Senior Secured Notes
In connection with the private offering of its 2028 Secured Notes, the Company used the offering proceeds to repay, along with expenses, the $441.0 million outstanding principal amount of its 2023 Senior Secured Notes at a redemption price of 103.438% plus accrued interest and unpaid interest. The Company recorded a loss on extinguishment of debt in the 2020 consolidated statement of operations of $22.7 million comprised of a redemption premium of $16.6 million and a write off of unamortized deferred financing fees of $6.1 million.
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At December 31, 2022 and December 31, 2021, obligations under the finance leases for certain real property and transportation related equipment were $74.4 million and $60.4 million, respectively.
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments for the year ended December 31, 2022.

NOTE 11 - Equity
Preferred Stock
WillScot Mobile Mini's certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2022, the Company has zero shares of Preferred Stock issued and outstanding.

Common Stock
WillScot Mobile Mini's certificate of incorporation authorizes the issuance of 500,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company has 207,951,682 shares of Common Stock issued and outstanding as of December 31, 2022. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.
On June 30, 2020, as contemplated by the Merger, Sapphire Holdings exchanged each of its shares of common stock of Holdings for 1.3261 shares of newly issued WillScot Class A Common Stock (the "Sapphire Exchange"). As a result of the Sapphire Exchange, all issued and outstanding shares of WillScot's Class B Common Stock, par value $0.0001 per share, were automatically canceled for no consideration and the existing exchange agreement was automatically terminated. As a result of the Sapphire Exchange, Sapphire Holdings became a wholly-owned subsidiary of WillScot. Sapphire Holdings received 10,641,182 shares of Common Stock of WillScot in the Sapphire Exchange. Prior to the Sapphire Exchange, Sapphire Holdings' ownership of Holdings was recorded as a non-controlling interest in the consolidated financial statements. Subsequent to the Sapphire Exchange, the Company's subsidiaries are each wholly owned and there is no non-controlling interest. As a result of the Sapphire Exchange, non-controlling interest of $63.9 million was reclassified to $66.9 million of additional paid-in-capital and $3.0 million to accumulated other comprehensive loss, on the consolidated balance sheet.
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
In connection with stock compensation vesting and stock option exercises described in Note 16, and the warrant exercises described below, the Company issued 3,847,905, 6,752,647 and 3,151,400 shares of Common Stock during the years ended December 31, 2022, 2021 and 2020, respectively.
Stock Repurchase Program
On August 7, 2020, the Company's Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $250 million of its outstanding shares of Common Stock and equivalents. In April 2021, the Board of Directors approved an increase in repurchase authority up to $500 million. In October 2021, the Board of Directors replaced the existing share repurchase program with a new share repurchase program that authorized the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. In July 2022, the Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing, business, legal, accounting, and other considerations. The Company may repurchase its shares in open market transactions or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time. The program is expected to be implemented over the course of several years and will be conducted subject to the covenants in the agreements governing indebtedness.
During the year ended December 31, 2022, the Company repurchased 19,854,424 shares of Common Stock and stock equivalents for $756.9 million. During the year ended December 31, 2021, the Company repurchased 12,878,490 shares of Common Stock and stock equivalents for $365.9 million. As of December 31, 2022, $630.8 million of the approved repurchase pool remained available.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCI"), net of tax, for the years ended December 31, 2022, 2021 and 2020, were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2019	$(52,982)	$(9,793)	$(62,775)
Other comprehensive income (loss) before reclassifications	28,404	(11,874)	16,530
Reclassifications from AOCI to income (a)	—	10,125	10,125
Less other comprehensive (loss) income attributable to non-controlling interest	1,183	702	1,885
Impact of elimination of non-controlling interest on accumulated other comprehensive income	(1,299)	(1,673)	(2,972)
Balance at December 31, 2020	(24,694)	(12,513)	(37,207)
Other comprehensive income (loss) before reclassifications	(880)	(2,985)	(3,865)
Reclassifications from AOCI to income (a)	—	12,001	12,001
Balance at December 31, 2021	(25,574)	(3,497)	(29,071)
Other comprehensive loss before reclassifications	(44,548)	(1,033)	(45,581)
Reclassifications from AOCI to income (a)	—	4,530	4,530
Balance at December 31, 2022	$(70,122)	$—	$(70,122)
(a) For the years ended December 31, 2022, 2021 and 2020, $4.5 million, $12.0 million and $10.1 million, respectively, was reclassified from AOCI into the consolidated statements of operations within interest expense related to the interest rate swaps discussed in Note 14. For the years ended December 31, 2022, 2021 and 2020, the Company recorded tax benefits of $1.1 million, $3.0 million and $2.4 million, respectively, associated with this reclassification.

NOTE 12 - Warrants
Warrants
2015 Public Warrants
In 2015, as part of its initial public offering, the Company issued warrants (the “2015 Public Warrants”). Each 2015 Public Warrant entitled the holder to purchase one-half of one share of WillScot Class A Common Stock at a price of $5.75 per half share (or $11.50 per whole share), subject to adjustment. In the first quarter of 2020, the 2015 Public Warrants were exercised or redeemed as follows: (i) 796,610 warrants were exercised for cash proceeds of $4.6 million and the Company issued 398,305 shares of Class A Common Stock, (ii) 5,836,048 warrants were exercised on a cashless basis and the Company issued 1,097,162 shares of Class A Common Stock, and (iii) 38,509 remaining warrants were redeemed for $0.01 per warrant. Effective February 2020, no 2015 Public Warrants were outstanding.
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
During the year ended December 31, 2020, 4,781,700 of the 2015 Private Warrants were repurchased for $21.6 million and cancelled, and 70,000 of the 2015 Private Warrants were exercised, resulting in the Company receiving cash proceeds of $0.4 million and issuing 35,000 shares of Common Stock. During the year ended December 31, 2021, 3,055,000 of the 2015 Private Warrants were repurchased for $25.5 million and cancelled, and 9,655,000 warrants were exercised on a cashless basis, resulting in the issuance of 2,939,898 shares of Common Stock. As a result of these transactions, effective May 2021, no 2015 Private Warrants were outstanding.
2018 Warrants
In connection with the acquisition of Modular Space Holdings, Inc. ("ModSpace") in 2018, the Company issued warrants to purchase approximately 10.0 million shares of WillScot Class A Common Stock (the "2018 Warrants") to former shareholders of ModSpace. Each 2018 Warrant entitled the holder to purchase one share of WillScot Class A Common Stock at an exercise price of $15.50 per share, subject to potential adjustment. The 2018 Warrants expired on November 29, 2022.

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
During the year ended December 31, 2022, 33,965 of the 2018 Warrants were repurchased for $0.6 million and cancelled. In addition, during the year ended December 31, 2022, 4,011,665 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 2,590,940 shares of Common Stock. The remaining 32,543 of 2018 Warrants expired on November 29, 2022. As a result of these transactions, at December 31, 2022, no 2018 Warrants were outstanding.
The Company accounted for its warrants as follows: (i) the 2015 Public Warrants as liabilities through their final redemption in February 2020, (ii) the 2015 Private Warrants as liabilities through their final repurchase or exercise in May 2021, and (iii) the 2018 Warrants as liabilities until June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled. Subsequent to June 30, 2020, the 2018 Warrants were equity classified through their expiration in November 2022.

NOTE 13 – Income Taxes
The components of income tax expense (benefit) from continuing operations for the years ended December 31, are comprised of the following:

(in thousands)	2022	2021	2020
Current
Federal	$—	$—	$—
State	11,327	4,645	1,601
Foreign	6,204	1,795	77
Deferred
Federal	63,585	23,707	(54,589)
State	8,917	(2,671)	(5,724)
Foreign	(1,170)	9,052	2,595
Total income tax expense (benefit) from continuing operations	$88,863	$36,528	$(56,040)

Income tax expense (benefit) from continuing operations differed from the amount computed by applying the US statutory income tax rate of 21% to the income (loss) from continuing operations before income taxes for the following reasons for the years ended December 31,:

(in thousands)	2022	2021	2020
Income (loss) from continuing operations before income tax
US	$341,412	$137,922	$(1,553)
Foreign	23,792	13,501	5,086
Total income from continuing operations before income tax	$365,204	$151,423	$3,533

US Federal statutory income tax expense	$76,693	$31,798	$742
Effect of tax rates in foreign jurisdictions	1,085	743	372
State income tax expense, net of federal benefit	16,917	1,130	3,442
Valuation allowances	(6,907)	(2,595)	(56,585)
(Non-taxable) non-deductible items	1,147	(410)	198
Non-deductible executive compensation	1,258	2,309	1,449
Non-deductible transaction costs	—	33	4,425
Non-deductible (non-taxable) remeasurement of common stock warrant liabilities	—	5,585	(727)
Uncertain tax positions	(804)	(11,748)	(11,166)
Tax law changes (excluding valuation allowance) (a)	(94)	8,411	2,523
Other	(432)	1,272	(713)
Income tax expense (benefit) from continuing operations	$88,863	$36,528	$(56,040)
Effective income tax rate	24.33%	24.12%	(1,586.19)%

(a)	Tax law changes primarily represents changes in tax law in foreign jurisdictions.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

(in thousands)	2022	2021
Deferred tax assets
Deferred interest expense	$133,223	$116,339
Employee benefit plans	6,233	4,167
Accrued liabilities	8,043	9,362
Deferred revenue	50,531	37,852
Operating lease liability	59,740	62,502
Other	21,270	18,315
Tax loss carryforwards	233,133	286,470
Deferred tax assets, gross	512,173	535,007
Valuation allowance	(2,245)	(10,323)
Net deferred income tax asset	$509,928	$524,684

Deferred tax liabilities
Rental equipment and other property, plant and equipment	$(770,964)	$(710,372)
Intangible assets	(84,390)	(107,033)
ROU asset	(59,258)	(62,158)
Deferred gain	(26,691)	—
Deferred tax liability	(941,303)	(879,563)
Net deferred income tax liability	$(431,375)	$(354,879)
As of December 31, 2022, the net deferred income tax liability presented in the table above included net deferred tax liability of $29.7 million ($33.7 million of deferred tax liability, net of $4.0 million of deferred tax asset) related to the UK Storage Solutions segment and recorded in liabilities held for sale - non-current on the consolidated balance sheet.

As of December 31, 2021, the net deferred income tax liability presented in the table above included net deferred tax liability of $32.1 million ($36.8 million of deferred tax liability, net of $4.7 million of deferred tax asset) and $17.1 million ($37.2 million of deferred tax liability, net of $21.3 million of gross deferred tax asset, which was net of $1.2 million of valuation allowance) included in liabilities held for sale - non-current related to the UK Storage Solutions segment and the former Tank and Pump segment, respectively. See Note 3 for further information.
In general, ASC Topic 740, Income Taxes (“ASC 740”) requires us to evaluate the realizability of our deferred tax assets and reduce the deferred tax assets by valuation allowances to the extent we determine some or all of our deferred tax assets are not more likely than not realizable. To determine the realizability, ASC 740 requires consideration of sources of available taxable income of the proper character and within the time period before which our deferred tax assets, if any, expire due to the passage of time.
The Company's valuation allowance decreased by $8.1 million from 2021, primarily related to a $7.1 million reduction to the valuation allowance on state NOL where the Company determined that it is more likely than not realizable due to sufficient current and future taxable income. Additionally, the valuation allowance decreased by $1.0 million from 2021 due to the sale of the former Tank and Pump segment.
Tax loss carryforwards as of December 31, 2022 are outlined in the table below and include US Federal, US State and foreign (Canada and Mexico). The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as a change in the ownership of the Company. Some of the Company’s tax attributes are subject to annual limitations due to historical changes in ownership from acquisitions, mergers or other related ownership shift events; however, the Company anticipates that our remaining available net operating losses will be consumed prior to their expiration.
The Company’s tax loss carryforwards are as follows at December 31, 2022:

(in thousands)	Loss Carryforward	Deferred Tax	Expiration
Jurisdiction:
US - Federal	$1,011,711	$209,119	2027 – 2037, Indefinite
US - State	484,295	23,395	2023 –2037, Indefinite
Foreign - Canada and Mexico	2,595	619	2032 – 2037
Total	$1,498,601	$233,133
As of December 31, 2022, the total amount of the basis difference in investments outside the US, which are indefinitely reinvested and for which deferred taxes have not been provided, is approximately $139.5 million. The basis difference decreased in 2022 due to the basis difference in the UK no longer being deemed indefinitely reinvested following classification of the UK Storage Solution segment as held for sale. The tax, if any, associated with the recovery of the basis difference is dependent on the manner in which it is recovered and is not readily determinable.
Unrecognized Tax Positions
The Company is subject to taxation in US, Canada, Mexico, and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of statute of limitations for assessing additional taxes, which generally ranges from two to five years after the end of the applicable tax year. As of December 31, 2022, generally, tax years for 2015 through 2021 remain subject to examination by the tax authorities. In addition, in certain taxing jurisdictions, in the case of carryover tax attributes to years open for assessment, such attributes may be subject to reduction by taxing authorities.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2022	2021	2020
Unrecognized tax benefits – January 1,	$44,314	$54,494	$63,747
Increases based on tax positions related to current period	—	—	1,211
Increases based on tax positions related to prior period	—	9	—
Decrease from expiration of statute of limitations	(687)	(10,189)	(10,464)
Unrecognized tax benefits – December 31,	$43,627	$44,314	$54,494
At December 31, 2022, 2021 and 2020, respectively, there were $42.3 million, $43.3 million and $53.2 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
The Company classifies interest on tax deficiencies and income tax penalties within income tax expense. During the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $0.1 million, $1.0 million, and $0.9 million in interest, respectively. The Company accrued approximately $0.4 million and $0.6 million for the payment of interest at December 31, 2022 and 2021, respectively.
Future tax settlements or statute of limitation expirations could result in a change to the Company’s uncertain tax positions. As of December 31, 2022, the Company believes that it is reasonably possible that approximately $0.6 million of unrecognized tax benefits could decrease in the next twelve months as a result of the expiration of statutes of limitation, audit settlements or resolution of tax uncertainties.

NOTE 14 - Derivatives
Interest Rate Swap
In 2018, the Company entered into an interest rate swap agreement (the “Swap Agreement”) with a financial counterparty that effectively converted $400.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility into fixed-rate debt. Under the terms of the Swap Agreement, the Company received a floating rate equal to one-month LIBOR and made payments based on a fixed rate of 3.06% on the notional amount. The Swap Agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The Swap Agreement terminated on May 29, 2022.
The location and the fair value of derivative instruments designated as hedges in the consolidated balance sheet as of December 31, 2021 was as follows:

(in thousands)	Balance Sheet Location	2021
Cash Flow Hedges:
Interest rate swap	Accrued liabilities	$5,259
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
The following table discloses the impact of the interest rate swap, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statement of operations for the years ended December 31:

(in thousands)	2022	2021	2020
Gain (loss) recognized in OCI	$4,669	$11,677	$(2,288)
Location of loss recognized in income	Interest expense, net	Interest expense, net	Interest expense, net
Loss reclassified from AOCI into income (effective portion)	$(4,530)	$(12,001)	$(10,125)
Foreign Currency Contract
In December 2022, the Company executed a contingent forward contract to sell £330.0 million upon the closing of the sale of the UK Storage Solutions segment at a price ranging from 1.20550 to 1.20440 USD to British Pounds Sterling. The price was dependent upon the date of the closing of the sale. This contract, which was to expire on September 11, 2023, mitigated the foreign currency risk of the USD relative to the British Pound Sterling prior to the closing of the sale of the UK Storage Solutions segment. This contract did not qualify for hedge accounting and was revalued at fair value at the reporting period with unrealized gains and losses reflected in the Company's results of operations. Upon the closing of the sale of the UK Storage Solutions segment on January 31, 2023, the Company settled the contingent forward contract and received cash at an exchange rate of 1.205 USD to British Pounds Sterling.
The location and the fair value of the foreign currency contract in the consolidated balance sheet as of December 31, 2022 was as follows:

(in thousands)	Balance Sheet Location	2022
Derivative Contracts:
Foreign currency contract	Accrued liabilities	$930
The fair value of the foreign currency contract was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflected the amount that the Company would receive or pay for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the foreign currency contract, excluding the impact of income taxes, on the Company’s statement of operations for the year ended December 31, 2022:

(in thousands)	2022
Loss recognized in income	$930
Location of loss recognized in income	Currency losses (gains), net

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
The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	December 31, 2022				December 31, 2021
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facility(a)	$1,988,176	$—	$2,020,000	$—	$1,612,783	$—	$1,644,500	$—
2025 Secured Notes(a)	520,350	—	526,800	—	518,117	—	551,835	—
2028 Secured Notes(a)	493,470	—	450,135	—	492,490	—	515,635	—
Total	$3,001,996	$—	$2,996,935	$—	$2,623,390	$—	$2,711,970	$—
(a) The carrying values of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $31.8 million, $6.2 million, and $6.5 million of unamortized debt issuance costs as of December 31, 2022, which were presented as a direct reduction of the corresponding liability. As of December 31, 2021, the carrying values of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $31.7 million, $8.4 million, and $7.5 million of unamortized debt issuance costs which were presented as a direct reduction of the corresponding liability.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2022 and 2021. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair values of the 2025 Secured Notes and the 2028 Secured Notes are based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities in the consolidated balance sheet are disclosed in Note 14.
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

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2021:

(in thousands)	2015 Private Warrants
Balance - beginning of year	$77,404
Exercise or conversion	(78,495)
Measurement adjustment	25,486
Repurchases	(24,395)
Balance - end of year	$—

NOTE 16 - Stock-Based Compensation
Restricted Stock Awards
The following table summarizes the Company's RSA activity during the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2019	52,755	$14.69
Granted	65,959	$11.75
Vested	(61,266)	$14.28
Balance December 31, 2020	57,448	$11.75
Granted	44,708	$29.30
Forfeited	(8,532)	$29.30
Vested	(57,448)	$11.75
Balance December 31, 2021	36,176	$29.30
Granted	35,244	$37.17
Vested	(36,176)	$29.30
Balance December 31, 2022	35,244	$37.17
Compensation expense for RSAs recognized in SG&A expense in the consolidated statements of operations was $1.2 million, $0.8 million, and $0.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, unrecognized compensation cost related to RSAs totaled $0.6 million and was expected to be recognized over the remaining weighted average vesting period of 0.7 years. The total fair value of RSA's vested in 2022, 2021, and 2020 was $1.3 million, $1.6 million, and $0.9 million, respectively.

Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity during the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2019	1,065,305	$12.78
Granted	632,864	$14.37
Forfeited	(33,558)	$13.28
Vested	(338,749)	$13.02
Balance December 31, 2020	1,325,862	$13.46
Granted	415,737	$27.25
Forfeited	(72,505)	$17.80
Vested	(671,643)	$13.99
Balance December 31, 2021	997,451	$18.54
Granted	377,804	$35.40
Forfeited	(106,570)	$31.35
Vested	(478,906)	$16.42
Balance December 31, 2022	789,779	$26.16
Compensation expense for Time-Based RSUs recognized in SG&A expense in the consolidated statements of operations was $8.2 million, $9.0 million, and $5.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, unrecognized compensation cost related to Time-Based RSUs totaled $13.7 million and was expected to be recognized over the remaining weighted average vesting period of 2.4 years. The total fair value of RSU's vested in 2022, 2021, and 2020 was $18.0 million, $18.5 million, and $2.9 million, respectively.
Included in restructuring costs for the year ended December 31, 2021 was expense of approximately $5.9 million recognized as a result of the modification of certain RSUs with the Transition, Separation and Release Agreement entered into on February 25, 2021, with the Company's former President and Chief Operating Officer.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity during the years ended December 31, 2022 and 2021 and 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2019	288,281	$13.22
Granted	325,256	$16.35
Forfeited	(12,700)	$14.70
Vested	(7,449)	$16.82
Balance December 31, 2020	593,388	$14.88
Granted	977,645	$33.21
Forfeited	(23,753)	$27.92
Vested	(10,886)	$14.70
Balance December 31, 2021	1,536,394	$26.34
Granted	745,079	$42.34
Forfeited	(74,071)	$41.66
Vested	(313,152)	$16.45
Balance December 31, 2022	1,894,250	$33.67
Compensation expense for Performance-Based RSUs recognized in SG&A expense in the consolidated statements of operations was $20.2 million, $8.3 million and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, unrecognized compensation cost related to Performance-Based RSUs totaled $35.8 million and was expected to be recognized over the remaining vesting period of 2.3 years. The total fair value of Performance-

Based RSU's vested in 2022, 2021, and 2020 was $11.9 million, $0.3 million and $0.2 million, respectively. Refer to Note 1 for the details of conditions required for the performance-based RSUs to vest.
Included in restructuring costs for the year ended December 31, 2021, was expense of approximately $1.3 million recognized as a result of the modification of certain Performance-Based RSUs with the Transition, Separation and Release Agreement entered into on February 25, 2021, with the Company's former President and Chief Operating Officer.
Stock Options
The following table summarizes the Company's stock option activity during the years ended December 31, 2022, 2021 and 2020:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31, 2019	534,188	$13.60	—	$—
Converted at Merger	—	$—	7,361,516	$13.52
Exercised	—	$—	(428,653)	$13.07
Cancelled in settlement, net of taxes	—	$—	(4,901,408)	$13.04
Balance December 31, 2020	534,188	$13.60	2,031,455	$14.78
Forfeited	—	$—	(6,240)	$12.19
Exercised	—	$—	(497,572)	$15.21
Balance at December 31, 2021	534,188	$13.60	1,527,643	$14.66
Exercised	—	$—	(663,367)	$16.93
Balance at December 31, 2022	534,188	$13.60	864,276	$12.91

Fully vested and exercisable options, December 31, 2022	534,188	$13.60	864,276	$12.91
Under our stock option plans, the Company may issue shares on a net basis at the request of the option holder. This occurs by netting the option costs in shares from the shares exercised. No options were granted in the years ended December 31, 2022, 2021, and 2020.
At December 31, 2022, the intrinsic value of both stock options outstanding and stock options fully vested and currently exercisable was $44.7 million. At December 31, 2022, the weighted-average remaining contractual term of options outstanding was 5.2 years for WillScot options and 4.1 years for converted Mobile Mini options. The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $16.0 million, $6.2 million and $30.7 million, respectively.
Compensation expense for stock option awards, recognized in SG&A expense in the consolidated statements of operations was $0.2 million, $0.7 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, all compensation cost related to stock option awards had been recognized.

NOTE 17 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of December 31, 2022, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 18 - Segment Reporting
The divestitures of the UK Storage Solutions segment and the former Tank and Pump segment completed the Company's transition of its portfolio to its core modular space and storage solutions businesses in North America. Following the completion of these transactions, the Company operates in two reportable segments and renamed them as follows: Modular Solutions ("Modular") and Storage Solutions ("Storage").
Prior to the third quarter of 2021, the Modular segment represented the activities of WillScot historical segments prior to the Merger. During the third quarter of 2021, the majority of the portable storage product business within the Modular segment was transitioned to the Storage segment, and associated revenues, expenses, and operating metrics beginning in the third quarter of 2021 were transferred to the Storage segment, representing a shift of approximately $5.0 million of revenue and gross margin per quarter from the Modular segment to the Storage segment. This adjustment was not made to the historical segment results of prior periods, as the Company believes such adjustments to be immaterial.
Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management.
The Company defines EBITDA as net income (loss) plus interest (income) expense, income tax (benefit) expense, depreciation and amortization. The Company reflects the further adjustments to EBITDA (“Adjusted EBITDA”) to exclude certain non-cash items and the effect of what the Company considers transactions or events not related to its core and ongoing business operations. In addition, the Chief Operating Decision Maker ("CODM") evaluates business segment performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s income from continuing operations to Adjusted EBITDA below. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company. The Company also regularly evaluates gross profit by segment to assist in the assessment of its operational performance. The Company considers Adjusted EBITDA to be the more important metric because it more fully captures the business performance of the segments, inclusive of indirect costs.
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the years ended December 31, 2022, 2021, and 2020, respectively. Consistent with the financial statements, the segment results only include results from Mobile Mini's operations after July 1, 2020, the Merger date.

	Year Ended December 31, 2022
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$1,034,300	$587,390		$1,621,690
Delivery and installation	279,841	149,311		429,152
Sales revenue:
New units	34,061	6,277		40,338
Rental units	43,611	7,832		51,443
Total revenues	1,391,813	750,810		2,142,623

Costs:
Cost of leasing and services:
Leasing	284,803	92,065		376,868
Delivery and installation	227,543	95,093		322,636
Cost of sales:
New units	20,514	3,497		24,011
Rental units	21,584	5,323		26,907
Depreciation of rental equipment	225,058	31,661		256,719
Gross profit	$612,311	$523,171		$1,135,482
Other selected data:
Adjusted EBITDA from continuing operations	$529,109	$354,765	$—	$883,874
Selling, general and administrative expense (a)	$316,272	$204,397	$46,570	$567,239
Purchases of rental equipment and refurbishments	$279,079	$118,297	$—	$397,376
(a) Includes both SG&A expense and Transaction costs from the consolidated statement of operations.

	Year Ended December 31, 2021
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$864,923	$387,567		$1,252,490
Delivery and installation	219,385	101,744		321,129
Sales revenue:
New units	40,366	6,627		46,993
Rental units	39,505	12,863		52,368
Total Revenues	1,164,179	508,801		1,672,980

Costs:
Cost of leasing and services:
Leasing	229,129	53,447		282,576
Delivery and installation	196,137	71,396		267,533
Cost of sales:
New units	27,415	3,933		31,348
Rental units	20,592	7,438		28,030
Depreciation of rental equipment	194,461	24,329		218,790
Gross profit	$496,445	$348,258		$844,703
Other selected data:
Adjusted EBITDA from continuing operations	$423,004	$226,600	$—	$649,604
Selling, general and administrative expense (a)	$266,187	$150,281	$49,185	$465,653
Purchases of rental equipment and refurbishments	$187,495	$45,426	$—	$232,921
(a) Includes both SG&A expense and Transaction costs from the consolidated statement of operations.

	Year Ended December 31, 2020
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$770,330	$166,128		$936,458
Delivery and installation	208,079	42,655		250,734
Sales revenue:
New units	41,858	6,976		48,834
Rental units	30,895	6,070		36,965
Total revenues	1,051,162	221,829		1,272,991

Costs:
Cost of leasing and services:
Leasing	194,442	19,925		214,367
Delivery and installation	175,705	27,029		202,734
Cost of sales:
New units	27,555	4,244		31,799
Rental units	19,213	4,261		23,474
Depreciation of rental equipment	182,605	9,585		192,190
Gross profit	$451,642	$156,785		$608,427
Other selected data:
Adjusted EBITDA from continuing operations	$394,805	$99,837	$—	$494,642
Selling, general and administrative expense (a)	$242,010	$68,574	$91,864	$402,448
Purchase of rental equipment and refurbishments	$153,327	$14,969	$—	$168,296
(a) Includes both SG&A expense and Transaction costs from the consolidated statement of operations.

The following tables present a reconciliation of the Company’s Income from continuing operations to Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020, respectively:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Income from continuing operations	$276,341	$114,895	$58,360
Income from continuing operations attributable to non-controlling interest, net of tax	—	—	1,213
Income tax expense (benefit) from continuing operations	88,863	36,528	(56,040)
Loss on extinguishment of debt	—	5,999	42,401
Fair value loss (gain) on common stock warrant liabilities	—	26,597	(3,461)
Interest expense	146,278	116,358	119,319
Depreciation and amortization	319,099	280,567	227,371
Currency losses (gains), net	886	427	(257)
Restructuring costs, lease impairment expense and other related charges	168	14,754	10,985
Transaction costs	25	1,375	64,053
Integration costs	15,484	28,410	18,337
Stock compensation expense	29,613	18,728	9,879
Other	7,117	4,966	2,482
Adjusted EBITDA from continuing operations	$883,874	$649,604	$494,642
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
Assets
Assets related to the Company’s reportable segments include the following:

(in thousands)	Modular	Storage	Total
As of December 31, 2022:
Goodwill	$518,877	$492,552	$1,011,429
Intangible assets, net	$125,000	$294,125	$419,125
Rental equipment, net	$2,004,055	$1,073,232	$3,077,287
As of December 31, 2021:
Goodwill	$521,049	$492,552	$1,013,601
Intangible assets, net	$125,000	$317,875	$442,875
Rental equipment, net	$1,877,978	$899,822	$2,777,800

NOTE 19 - Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to WillScot Mobile Mini common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The shares of Common Stock issued as a result of the vesting of RSUs and RSAs as well as the exercise of stock options or redemption of warrants are included in EPS based on the weighted average number of days in which they were outstanding during the period.
Prior to June 30, 2020, the Company had shares of Class B Common Stock which had no rights to dividends or distributions made by the Company and, in turn, were excluded from the EPS calculation. On June 30, 2020, all shares of Class B Common Stock were cancelled.
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
The following table reconciles income from continuing operations attributable to WillScot Mobile Mini common shareholders to net income attributable to common shareholders for the dilutive EPS calculation and the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation for the years ended December 31:

(in thousands)	2022	2021	2020
Numerator:
Income from continuing operations attributable to WillScot Mobile Mini common shareholders	$276,341	$114,895	$58,360
Income from discontinued operations	63,199	45,249	15,767
Net income attributable to common shareholders - basic	339,540	160,144	74,127
Fair value gain on common stock warrant liabilities	—	—	(30,524)
Net income attributable to common shareholders - dilutive	$339,540	$160,144	$43,603

Denominator:
Weighted average Common Shares outstanding - basic	216,809	226,519	169,230
Dilutive effect of outstanding securities:
Warrants	1,605	3,589	752
RSAs	18	24	39
Time-Based RSUs	401	594	778
Performance-Based and Market-Based RSUs	1,471	955	544
Stock Options	1,095	1,113	634
Class B common shares	N/A	N/A	5,291
Weighted average Common Shares outstanding - dilutive	221,399	232,794	177,268
The following potential common shares were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

(in thousands)	2022	2021	2020
Warrants	—	—	2,366
RSAs	—	—	—
Time-based RSUs	—	—	—
Performance-based RSUs	591	375	—
Stock Options	—	—	—
Class B common shares	N/A	N/A	—

NOTE 20 - Quarterly Financial Data (Unaudited)
The following tables present certain unaudited consolidated quarterly financial information incorporating the impact of the discontinued operations described in Note 3.

(in thousands, except share and per share data)	Quarter Ended
2022	March 31	June 30	September 30	December 31
Total revenue	$451,171	$522,890	$578,008	$590,554
Gross profit	$234,061	$275,213	$297,885	$328,323
Income from continuing operations	$39,048	$60,099	$78,176	$99,018
Net income	$51,171	$73,376	$128,593	$86,400

Earnings per share from continuing operations:
Basic	$0.17	$0.27	$0.37	$0.46
Diluted	$0.17	$0.26	$0.36	$0.46
Earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.23	$0.33	$0.60	$0.41
Diluted	$0.22	$0.32	$0.59	$0.40
Weighted average shares:
Basic	223,490,912	223,376,276	213,636,876	209,373,239
Diluted	228,955,504	227,484,012	217,927,725	213,872,403

(in thousands, except share and per share data)	Quarter Ended
2021	March 31	June 30	September 30	December 31
Total revenue	$373,971	$405,177	$432,947	$460,885
Gross profit	$185,619	$191,860	$220,349	$246,875
(Loss) income from continuing operations	$(6,147)	$10,050	$48,580	$62,412
Net income	$4,447	$20,371	$61,103	$74,223

(Loss) earnings per share from continuing operations attributable to WillScot Mobile Mini common shareholders:
Basic	$(0.03)	$0.04	$0.21	$0.28
Diluted	$(0.03)	$0.04	$0.20	$0.27
Earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.02	$0.09	$0.27	$0.33
Diluted	$0.02	$0.09	$0.26	$0.32
Weighted average shares:
Basic	228,293,197	228,406,812	225,998,202	223,436,603
Diluted	234,720,295	236,536,713	231,868,397	229,965,703

NOTE 21 - Subsequent Events
In January 2023, the Company entered into two interest rate swap agreements with financial counterparties relating to $750.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and will make payments based on a weighted average fixed interest rate of 3.44% on the notional amount. The swap agreements were designated and qualified as hedges of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Under the supervision of the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's ICFR as of December 31, 2022 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2022, the Company's ICFR was effective based on those criteria.
The effectiveness of the Company’s ICFR as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our ICFR that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our ICFR.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Mobile Mini Holdings Corp.
Opinion on Internal Control Over Financial Reporting
We have audited WillScot Mobile Mini Holdings Corp.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WillScot Mobile Mini Holdings Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
February 22, 2023

ITEM 9B.    Other Information
None

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information to be included under the captions “Director Nominee Biographies & Qualifications,” “Codes of Business Conduct and Ethics,” and “Audit Committee,” in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 11.    Executive Compensation
The information to be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.
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

The following table sets forth information as of December 31, 2022 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected the first column)
Equity compensation plans approved by security holders	3,344,121	(1)	$13.60	(2)	3,999,228
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	3,344,121		$13.60		3,999,228
(1) Includes (a) 0.5 million stock options, (b) 0.8 million restricted stock units and 2.0 million performance-based restricted stock units based on relative total stockholder return ("TSR") attainment levels at December 31, 2022, and (c) 0.04 million restricted stock awards issued to non-employee directors.
(2) The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted stock units, performance-based restricted stock units or restricted stock awards in the first column.
In connection with the Merger, on July 2, 2020, we converted Mobile Mini's outstanding fully vested stock options to 7,361,516 WillScot Mobile Mini stock options using a conversion ratio of 2.405. As of December 31, 2022, 864,276 options were outstanding and exercisable; each option is exercisable for one share of Common Stock. The weighted average exercise price of the outstanding options was $12.91 as of December 31, 2022. These options are not included in the table above as they were not issued under the incentive award plans.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information to be included under the captions “Director Independence,” in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    Principal Accounting Fees and Services
The information to be included under the caption “Independent Registered Public Accounting Firm Fee Information,” if applicable, in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

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

3.2
Certificate of Amendment of Certificate of Incorporation of WillScot Mobile Mini Holdings Corp (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed June 16, 2021)

3.3
Certificate of Amendment of Certificate of Incorporation of WillScot Mobile Mini Holdings Corp (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed June 3, 2022)

3.4	Fifth Amended and Restated Bylaws of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed November 2, 2022).
4.1	Specimen Common Stock Certificate
4.2
Indenture, dated as of June 15, 2020, by and between Picasso Finance Sub, Inc., and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of WillScot Corporation’s Report on Form 8-K, filed June 16, 2020).

4.3
Supplemental Indenture, dated July 1, 2020, to the Indenture dated June 15, 2020, by and among Williams Scotsman International, Inc. (as successor to Picasso Finance Sub, Inc.), the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to WillScot Corporation’s Current Report on Form 8-K, filed July 1, 2020).

4.4
Indenture, dated as of August 25, 2020, by and between Williams Scotsman International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to WillScot Corporation’s Current Report on Form 8-K, filed on August 27, 2020.

4.5
Shareholders Agreement, dated July 1, 2020, by and among WillScot Mobile Mini Holdings Corp., Sapphire Holdings, S.á r.l., TDR Capital Holdings L.P. and TDR Capital, L.L.P (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed July 1, 2020).

4.6
Second Supplemental Indenture, dated December 23, 2021, to the Indenture dated June 15, 2020, by and among Williams Scotsman, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed December 27, 2021).

4.7
First Supplemental Indenture, dated December 23, 2021, to the Indenture dated August 25, 2020, by and among Williams Scotsman, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed December 27, 2021).

4.8	Description of Registered Securities
10.1
ABL Credit Agreement, dated July 1, 2020, by and among Williams Scotsman Holdings Corp., WSII, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 1, 2020).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.3	WillScot Mobile Mini Holdings Corp. 2020 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.4	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.5	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.6
Amended and Restated Employment Agreement, dated as of September 7, 2021, by and between WillScot Mobile Mini Holdings Corp. and Bradley Soultz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 8, 2021).

10.7
Amended and Restated Employment Agreement, dated as of September 7, 2021, by and between WillScot Mobile Mini Holdings Corp. and Timothy Boswell (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed September 8, 2021).

10.8
Employment Agreement, dated as of March 1, 2020, by and between WillScot Corporation and Christopher Miner (incorporated by reference to Exhibit 10.4 of WillScot Corporation’s Current Report on Form 8-K, filed March 5, 2020).

10.9
Amended and Restated Employment Agreement, dated as of June 3, 2022, by and between WillScot Mobile Mini Holdings Corp. and Hezron Lopez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 7, 2022).

10.10	Employment Letter with Sally Shanks dated August 23, 2017 (incorporated by reference to Exhibit 10.17 of WillScot Corporation’s Annual Report on Form 10-K, filed March 16, 2018).

10.11	Amended Employment Letter with Sally Shanks dated March 18, 2019 (incorporated by reference to Exhibit 10.1 to WillScot Corporation’s Current Report on Form 8-K, filed March 21, 2019).
10.12
Transition, Separation and Release Agreement, dated as of April 21, 2022, by and between WillScot Mobile Mini Holdings Corp. and Christopher J. Miner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 26, 2022).

10.13	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed September 8, 2021).
10.14
First Amendment to the ABL Credit Agreement, dated December 2, 2020, among Williams Scotsman International, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed February 25, 2022).

10.15
LIBOR Transition Amendment, dated December 6, 2021, among Williams Scotsman International, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2021).

10.16
Third Amendment to the ABL Credit Agreement, dated December 16, 2021, by and among Williams Scotsman International, Inc., the other loan parties party thereto and Bank of America, N.A., as administrative agent and collateral agent for itself and the other secured parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 16, 2021).

10.17
Fourth Amendment to the ABL Credit Agreement, dated June 30, 2022, by and among Williams Scotsman, Inc., Williams Scotsman Holdings Corp., the other Loan Parties thereto and Bank of America, N.A. as administrative agent, collateral agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 1, 2022).

10.18	Amended and Restated Employment Agreement with Graeme Parkes dated February 16, 2023
14.1
Code of Ethics for the Chief Executive Officer and Senior Financial Officers, effective November 14, 2019 (incorporated by reference to Exhibit 14.1 of WillScot Corporation’s Current Report on Form 8-K, filed November 15, 2019).

21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith

Signatures

Pursuant to the requirements of the Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WillScot Mobile Mini Holdings Corp.

		By:	/s/ Hezron Timothy Lopez
Date:	February 22, 2023		Name: Hezron Timothy Lopez
Title: Executive Vice President, Chief Legal & Compliance Officer & ESG

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY L. SOULTZ	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Bradley L. Soultz

/s/ TIMOTHY D. BOSWELL	President and Chief Financial Officer (Principal Financial Officer)	February 22, 2023
Timothy D. Boswell

/s/ SALLY J. SHANKS	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
Sally J. Shanks

/s/ ERIK OLSSON	Chairman of the Board	February 22, 2023
Erik Olsson

/s/ MARK S. BARTLETT	Director	February 22, 2023
Mark S. Bartlett

/s/ ERIKA DAVIS	Director	February 22, 2023
Erika Davis

/s/ SARA R. DIAL	Director	February 22, 2023
Sara R. Dial

/s/ JEFFREY S. GOBLE	Director	February 22, 2023
Jeffrey S. Goble

/s/ GERARD E. HOLTHAUS	Director	February 22, 2023
Gerard E. Holthaus

/s/ KIMBERLY J. MCWATERS	Director	February 22, 2023
Kimberly J. McWaters

/s/ REBECCA L. OWEN	Director	February 22, 2023
Rebecca L. Owen

/s/ JEFF SAGANSKY	Director	February 22, 2023
Jeff Sagansky

/s/ MICHAEL W. UPCHURCH	Director	February 22, 2023
Michael W. Upchurch