Form 10-Q
period 2023-03-31
WillScot Mobile Mini Holdings Corp.
filed 2023-04-27
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 202,317,982 shares at April 24, 2023.

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$15,918	$7,390
Trade receivables, net of allowances for credit losses at March 31, 2023 and December 31, 2022 of $61,402 and $57,048, respectively	415,344	409,766
Inventories	42,007	41,030
Prepaid expenses and other current assets	42,684	31,635
Assets held for sale - current	8,924	31,220
Total current assets	524,877	521,041
Rental equipment, net	3,128,061	3,077,287
Property, plant and equipment, net	305,608	304,659
Operating lease assets	219,926	219,405
Goodwill	1,011,513	1,011,429
Intangible assets, net	413,188	419,125
Other non-current assets	6,578	6,683
Assets held for sale - non-current	—	268,022
Total long-term assets	5,084,874	5,306,610
Total assets	$5,609,751	$5,827,651
Liabilities and equity
Accounts payable	$92,057	$108,071
Accrued expenses	120,838	110,820
Accrued employee benefits	28,803	56,340
Deferred revenue and customer deposits	199,274	203,793
Operating lease liabilities - current	51,076	50,499
Current portion of long-term debt	13,514	13,324
Liabilities held for sale - current	—	19,095
Total current liabilities	505,562	561,942
Long-term debt	2,876,453	3,063,042
Deferred tax liabilities	464,798	401,453
Operating lease liabilities - non-current	169,914	169,618
Other non-current liabilities	29,100	18,537
Liabilities held for sale - non-current	—	47,759
Long-term liabilities	3,540,265	3,700,409
Total liabilities	4,045,827	4,262,351
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 203,723,099 and 207,951,682 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	21	21
Additional paid-in-capital	2,667,424	2,886,951
Accumulated other comprehensive loss	(62,855)	(70,122)
Accumulated deficit	(1,040,666)	(1,251,550)
Total shareholders' equity	1,563,924	1,565,300
Total liabilities and shareholders' equity	$5,609,751	$5,827,651

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Revenues:
Leasing and services revenue:
Leasing	$439,951	$351,559
Delivery and installation	106,630	85,539
Sales revenue:
New units	10,657	5,787
Rental units	8,230	8,286
Total revenues	565,468	451,171
Costs:
Costs of leasing and services:
Leasing	97,515	80,334
Delivery and installation	75,007	70,580
Costs of sales:
New units	6,208	3,756
Rental units	4,454	4,892
Depreciation of rental equipment	59,156	57,548
Gross profit	323,128	234,061
Expenses:
Selling, general and administrative	150,892	138,144
Other depreciation and amortization	17,173	15,362
Currency losses, net	6,775	137
Other income, net	(3,359)	(1,283)
Operating income	151,647	81,701
Interest expense	44,866	30,570
Income from continuing operations before income tax	106,781	51,131
Income tax expense from continuing operations	30,510	12,083
Income from continuing operations	76,271	39,048

Discontinued operations:
Income from discontinued operations before income tax	4,003	15,787
Gain on sale of discontinued operations	176,078	—
Income tax expense from discontinued operations	45,468	3,664
Income from discontinued operations	134,613	12,123

Net income	$210,884	$51,171

Earnings per share from continuing operations attributable to WillScot Mobile Mini common shareholders:
Basic	$0.37	$0.17
Diluted	$0.36	$0.17
Earnings per share from discontinued operations attributable to WillScot Mobile Mini common shareholders:
Basic	$0.65	$0.06
Diluted	$0.64	$0.05
Earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$1.02	$0.23
Diluted	$1.00	$0.22
Weighted average shares:
Basic	206,092,169	223,490,912
Diluted	209,663,985	228,955,504

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$210,884	$51,171
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0 for each of the three months ended March 31, 2023 and 2022	7,934	(4,074)
Net (loss) gain on derivatives, net of income tax (benefit) expense of $(222) and $777 for the three months ended March 31, 2023 and 2022, respectively	(667)	2,321
Total other comprehensive income (loss)	7,267	(1,753)
Total comprehensive income	$218,151	$49,418

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	207,952	$21	$2,886,951	$(70,122)	$(1,251,550)	$1,565,300
Net income	—	—	—	—	210,884	210,884
Other comprehensive income	—	—	—	7,267	—	7,267
Withholding taxes on net share settlement of stock-based compensation	—	—	(10,058)	—	—	(10,058)
Stock-based compensation and issuance of Common Stock from vesting	355	—	8,150	—	—	8,150
Repurchase and cancellation of Common Stock	(4,589)	—	(217,687)	—	—	(217,687)
Issuance of Common Stock from the exercise of options	6	—	68	—	—	68
Balance at March 31, 2023	203,723	$21	$2,667,424	$(62,855)	$(1,040,666)	$1,563,924

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	223,940	$22	$3,616,902	$(29,071)	$(1,591,090)	$1,996,763
Net income	—	—	—	—	51,171	51,171
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Withholding taxes on net share settlement of stock-based compensation	—	—	(12,295)	—	—	(12,295)
Stock-based compensation and issuance of Common Stock from vesting	498	—	6,395	—	—	6,395
Repurchase and cancellation of Common Stock and warrants	(2,064)	—	(77,409)	—	—	(77,409)
Issuance of Common Stock from the exercise of options and warrants	800	—	3,313	—	—	3,313
Balance at March 31, 2022	223,174	$22	$3,536,906	$(30,824)	$(1,539,919)	$1,966,185

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities:
Net income	$210,884	$51,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,329	81,820
Provision for credit losses	8,803	8,601
Gain on sale of discontinued operations	(176,078)	—
Gain on sale of rental equipment and other property, plant and equipment	(3,396)	(3,232)
Amortization of debt discounts and debt issuance costs	2,743	3,489
Stock-based compensation expense	8,150	6,395
Deferred income tax expense	63,699	12,362
Loss on foreign currency forward contract	7,715	—
Unrealized currency losses, net	(1,042)	86
Other	1,087	914
Changes in operating assets and liabilities:
Trade receivables	(10,954)	(12,064)
Inventories	(350)	(7,122)
Prepaid expenses and other assets	(3,049)	(9,042)
Operating lease assets and liabilities	345	268
Accounts payable and other accrued expenses	(32,694)	(1,239)
Deferred revenue and customer deposits	(3,427)	13,120
Net cash provided by operating activities	148,765	145,527
Investing activities:
Proceeds from sale of discontinued operations	403,992	—
Acquisitions, net of cash acquired	(78,503)	(57,457)
Proceeds from sale of rental equipment	7,781	14,554
Purchase of rental equipment and refurbishments	(47,128)	(95,236)
Payment for settlement of foreign currency forward contract	(7,715)	—
Proceeds from the sale of property, plant and equipment	258	260
Purchase of property, plant and equipment	(6,736)	(10,481)
Net cash provided by (used in) investing activities	271,949	(148,360)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options	68	3,313
Repurchase and cancellation of Common Stock and warrants	(215,098)	(77,708)
Receipts from borrowings	363,800	152,500
Repayment of borrowings	(558,300)	(59,000)
Principal payments on finance lease obligations	(3,499)	(5,224)
Taxes paid on employee stock awards	(10,058)	(12,295)
Net cash (used in) provided by financing activities	(423,087)	1,586
Effect of exchange rate changes on cash and cash equivalents	517	(131)
Net change in cash and cash equivalents	(1,856)	(1,378)
Cash and cash equivalents at the beginning of the period	17,774	12,699
Cash and cash equivalents at the end of the period	$15,918	$11,321

Supplemental cash flow information:
Interest paid, net	$39,570	$22,197
Income taxes paid, net	$5,653	$2,606
Assets acquired under capital leases	$8,907	$7,011
Capital expenditures accrued or payable	$17,786	$28,433

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Mobile Mini Holdings Corp. (“WillScot Mobile Mini” and, together with its subsidiaries, the “Company”) is a leading business services provider specializing in innovative flexible work space and portable storage solutions in the United States (“US”), Canada, and Mexico. The Company leases, sells, delivers and installs modular space solutions and portable storage products through an integrated network of branch locations that spans North America.
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
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.
Recently Issued and Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with FASB Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). The Company adopted ASU 2021-08 on January 1, 2023 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's financial statements or related disclosures.

NOTE 2 - Acquisitions
WillScot Mobile Mini is the holding company for the Williams Scotsman and Mobile Mini family of companies, which resulted from the combination of WillScot Corporation (“WillScot”) and Mobile Mini, Inc. (“Mobile Mini”) through a merger that occurred on July 1, 2020 (the "Merger").
Asset Acquisitions
During the first quarter of 2023, the Company acquired certain assets and liabilities of two regional and local storage and modular companies, which consisted primarily of approximately 300 storage units and 500 modular units for $79.6 million in cash. The accompanying consolidated financial statements include $70.4 million of rental equipment and $4.5 million of land held for sale as of March 31, 2023 as a result of these acquisitions. A sale of the acquired land is expected to close before the end of the year.
Integration Costs
The Company recorded $3.9 million and $4.1 million in integration costs related to asset acquisitions and the Merger within selling, general and administrative ("SG&A") expense during the three months ended March 31, 2023 and 2022, respectively.

NOTE 3 - Discontinued Operations
Tank and Pump Divestiture
On September 30, 2022, the Company sold its former Tank and Pump segment for $321.9 million. Exiting the former Tank and Pump segment represented the Company’s strategic shift to concentrate its operations on its core modular and storage businesses. The criteria for discontinued operations presentation were met during the third quarter of 2022 and results for the former Tank and Pump segment are reported in income from discontinued operations within the consolidated statements of operations for periods presented prior to September 30, 2022.
UK Storage Solutions Divestiture
On December 12, 2022, the Company entered into a stock purchase agreement to sell its former UK Storage Solutions segment. The sale transaction was completed on January 31, 2023. Total cash consideration for the transaction was $418.1 million. Exiting the former UK Storage Solutions segment represented the Company’s strategic shift to concentrate its operations on its core modular and storage businesses in North America. The criteria for discontinued operations presentation were met during the fourth quarter of 2022 and results for the former UK Storage Solutions segment are reported in income from discontinued operations within the consolidated statements of operations for all periods presented. The carrying value of the former UK Storage Solutions segment's assets and liabilities are presented within assets and liabilities held for sale on the consolidated balance sheet as of December 31, 2022.
The following tables present the results of the former Tank and Pump segment and the former UK Storage Solutions segment as reported in income from discontinued operations within the consolidated statements of operations, and the carrying value of the former UK Storage Solutions segment's assets and liabilities as presented within assets and liabilities held for sale on the consolidated balance sheet.

Three Months Ended March 31, 2023
(in thousands)	UK Storage Solutions
Revenues:
Leasing and services revenue:
Leasing	$6,389
Delivery and installation	1,802
Sales revenue:
New units	54
Rental units	449
Total revenues	8,694
Costs:
Costs of leasing and services:
Leasing	1,407
Delivery and installation	1,213
Costs of sales:
New units	38
Rental units	492
Gross profit	5,544
Expenses:
Selling, general and administrative	1,486
Other income, net	(1)
Operating income	4,059
Interest expense	56
Income from discontinued operations before income tax	4,003
Gain on sale of discontinued operations	175,708
Income tax expense from discontinued operations	45,468
Income from discontinued operations	$134,243
Other selected data:
Adjusted EBITDA from discontinued operations	$4,124
In January 2023, a $0.4 million adjustment was made to the gain on sale of the former Tank and Pump segment due to the final contractual working capital adjustment. Including this adjustment, the total gain on sale of discontinued operations was $176.1 million for the three months ended March 31, 2023.

	Three Months Ended March 31, 2022
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$21,062	$20,571	$41,633
Delivery and installation	8,325	6,467	14,792
Sales revenue:
New units	682	128	810
Rental units	214	274	488
Total revenues	30,283	27,440	57,723
Costs:
Costs of leasing and services:
Leasing	4,307	4,237	8,544
Delivery and installation	7,011	3,924	10,935
Costs of sales:
New units	507	63	570
Rental units	95	157	252
Depreciation of rental equipment	3,530	1,138	4,668
Gross profit	14,833	17,921	32,754
Expenses:
Selling, general and administrative	6,212	6,117	12,329
Other depreciation and amortization	2,416	1,825	4,241
Currency losses, net	—	1	1
Other expense (income), net	19	(45)	(26)
Operating income	6,186	10,023	16,209
Interest expense	178	244	422
Income from discontinued operations before income tax	6,008	9,779	15,787
Income tax expense from discontinued operations	1,513	2,151	3,664
Income from discontinued operations	$4,495	$7,628	$12,123
Other selected data:
Adjusted EBITDA from discontinued operations	$11,506	$12,544	$24,050

December 31, 2022
(in thousands)	UK Storage Solutions
Assets
Cash and cash equivalents	$10,384
Trade receivables, net of allowances for doubtful accounts of $300	15,991
Inventories	3,058
Prepaid expenses and other current assets	1,787
Rental equipment, net	165,853
Property, plant and equipment, net	20,645
Operating lease assets	15,134
Goodwill	58,144
Intangible assets, net	6,414
Other non-current assets	1,832
Total assets held for sale	$299,242
Liabilities
Accounts payable	$4,515
Accrued expenses	3,273
Accrued employee benefits	1,009
Deferred revenue and customer deposits	6,850
Deferred tax liabilities	29,737
Operating lease liabilities	15,192
Other non-current liabilities	6,278
Total liabilities held for sale	$66,854
For the three months ended March 31, 2022, significant operating and investing items related to the former Tank and Pump segment were as follows:

Three Months Ended March 31,
(in thousands)	2022
Operating activities of discontinued operations:
Depreciation and amortization	$5,946
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$214
Purchases of rental equipment and refurbishments	$(7,873)
Purchases of property, plant and equipment	$(82)

The following table presents a reconciliation of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the former Tank and Pump segment for the three months ended March 31, 2022. See Note 16 for further information regarding Adjusted EBITDA.

Three Months Ended March 31,
(in thousands)	2022
Income from discontinued operations	$4,495
Income tax expense from discontinued operations	1,513
Income from discontinued operations before income tax	6,008
Interest expense	178
Depreciation and amortization	5,946
Stock compensation expense	104
Other	(730)
Adjusted EBITDA from discontinued operations	$11,506
For the three months ended March 31, 2023 and 2022, significant operating and investing items related to the former UK Storage Solutions segment were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities of discontinued operations:
Depreciation and amortization	$—	$2,963
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$514	$274
Purchases of rental equipment and refurbishments	$(371)	$(9,615)
Proceeds from sale of property, plant and equipment	$8	$255
Purchases of property, plant and equipment	$(64)	$(2,265)
The following table presents reconciliations of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the former UK Storage Solutions segment for the three months ended March 31, 2023 and 2022, respectively. See Note 16 for further information regarding Adjusted EBITDA.

	Three Months Ended March 31,
(in thousands)	2023	2022
Income from discontinued operations	$134,243	$7,628
Gain on sale of discontinued operations	175,708	—
Income tax expense from discontinued operations	45,468	2,151
Income from discontinued operations before income tax and gain on sale	4,003	9,779
Interest expense	56	244
Depreciation and amortization	—	2,963
Currency losses, net	—	1
Stock compensation expense	(196)	18
Other	261	(461)
Adjusted EBITDA from discontinued operations	$4,124	$12,544

NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three months ended March 31, as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
US	$533,174	$421,684
Canada	26,941	25,273
Mexico	5,353	4,214
Total revenues	$565,468	$451,171
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes modular space and portable storage units along with value-added products and services ("VAPS"), which include furniture, steps, ramps, basic appliances, internet connectivity devices, integral tool racking, heavy duty capacity shelving, workstations, electrical and lighting products and other items used by customers in connection with the Company's products. The Company also offers its lease customers a damage waiver program that protects them in case the leased unit is damaged. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services and removal services at the end of lease transactions.
The Company’s revenue by major product and service line for the three months ended March 31, was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Modular space leasing revenue	$224,470	$190,390
Portable storage leasing revenue	97,315	70,703
VAPS and third party leasing revenues(a)	94,126	75,305
Other leasing-related revenue(b)	24,040	15,161
Leasing revenue	439,951	351,559
Delivery and installation revenue	106,630	85,539
Total leasing and services revenue	546,581	437,098
New unit sales revenue	10,657	5,787
Rental unit sales revenue	8,230	8,286
Total revenues	$565,468	$451,171

(a)	Includes $5.6 million and $5.9 million of service revenue for the three months ended March 31, 2023 and 2022, respectively.
(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (77% for the both the three months ended March 31, 2023 and March 31, 2022) was generated by rental income subject to the guidance of ASU 2018-11, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.
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
The Company monitors ongoing credit exposure through an active review of customer balances against contract terms and due dates and may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowance for credit losses reflects the estimate of the amount of receivables that the Company will be unable to collect based on historical collection experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. The Company's estimate reflects changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowance.
Activity in the allowance for credit losses was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$57,048	$45,773
Provision for credit losses, net of recoveries	8,803	8,311
Write-offs	(4,537)	(7,010)
Foreign currency translation and other	88	50
Balance at end of period	$61,402	$47,124
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. During the three months ended March 31, 2023, deferred revenue relating to services billed in advance of $27.7 million was recognized as revenue. As of March 31, 2023 and December 31, 2022, the Company had approximately $99.0 million and $102.2 million, respectively, of deferred revenue related to these services.
The Company does not have material contract assets, and the Company's uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future services revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is variable based on the market rate in place at the time those services are provided, and therefore, the Company is applying the optional expedient to omit disclosure of such amounts.
The primary costs to obtain contracts for new and rental unit sales with the Company's customers are commissions. The Company pays its sales force commissions on the sale of new and rental units. For new and rental unit sales, the period benefited by each commission is less than one year; therefore, the commissions are expensed as incurred.

NOTE 5 - Leases
As of March 31, 2023, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2023 (remaining)	$46,323	$12,694
2024	54,591	15,259
2025	45,588	14,932
2026	33,680	14,618
2027	22,750	11,372
Thereafter	57,028	20,080
Total lease payments	259,960	88,955
Less: interest	(38,970)	(9,090)
Present value of lease liabilities	$220,990	$79,865
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.

The Company’s lease activity during the three months ended March 31, 2023 and 2022 was as follows:

(in thousands)	Three Months Ended March 31,
Financial Statement Line	2023	2022
Finance Lease Expense
Amortization of finance lease assets	$3,761	$3,333
Interest on obligations under finance leases	759	429
Total finance lease expense	$4,520	$3,762

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$420	$825
Selling, general and administrative	15,717	14,930
Short-term lease expense
Cost of leasing and services	6,654	8,862
Selling, general and administrative	462	668
Variable lease expense
Cost of leasing and services	1,026	1,287
Selling, general and administrative	2,474	1,767
Total operating lease expense	$26,753	$28,339
Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 was as follows:

(in thousands)	Three Months Ended March 31,
Supplemental Cash Flow Information	2023	2022
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16,693	$15,753
Operating cash outflows from finance leases	$728	$412
Financing cash outflows from finance leases	$3,446	$3,848

Right of use assets obtained in exchange for lease obligations	$8,741	$8,794
Assets obtained in exchange for finance leases	$8,913	$5,411
Weighted average remaining operating lease terms and the weighted average discount rates as of March 31, 2023 and December 31, 2022 were as follows:

Lease Terms and Discount Rates	March 31, 2023	December 31, 2022
Weighted average remaining lease term - operating leases	5.7 years	5.8 years
Weighted average discount rate - operating leases	5.5%	5.4%
Weighted average remaining lease term - finance leases	5.0 years	5.1 years
Weighted average discount rate - finance leases	3.5%	3.4%
The Company presents information related to leasing revenues in Note 4.

NOTE 6 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$38,827	$38,611
Finished units	3,180	2,419
Inventories	$42,007	$41,030

NOTE 7 - Rental Equipment, net
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Modular space units	$3,292,264	$3,197,779
Portable storage units	848,982	849,193
Value added products	202,358	203,444
Total rental equipment	4,343,604	4,250,416
Less: accumulated depreciation	(1,215,543)	(1,173,129)
Rental equipment, net	$3,128,061	$3,077,287

NOTE 8 - Goodwill and Intangibles
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular	Storage	Total
Balance at December 31, 2021	$521,049	$492,552	$1,013,601
Effects of movements in foreign exchange rates	(2,172)	—	(2,172)
Balance at December 31, 2022	518,877	492,552	1,011,429
Effects of movements in foreign exchange rates	84	—	84
Balance at March 31, 2023	$518,961	$492,552	$1,011,513
The Company had no goodwill impairment during the three months ended March 31, 2023 or the year ended December 31, 2022.
Intangible Assets
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	March 31, 2023
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	5.3	$188,000	$(64,625)	$123,375
Technology	3.3	1,500	(687)	813
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$478,500	$(65,312)	$413,188

	December 31, 2022
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	5.5	$188,000	$(58,750)	$129,250
Technology	3.5	1,500	(625)	875
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$478,500	$(59,375)	$419,125
Amortization expense related to intangible assets was $5.9 million for the each of the three months ended March 31, 2023 and 2022.
Based on the carrying value at March 31, 2023, future amortization of intangible assets is expected to be as follows for the years ended December 31:

(in thousands)
2023 (remaining)	$17,813
2024	23,750
2025	23,750
2026	23,625
2027	23,500
Thereafter	11,750
Total	$124,188

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	March 31, 2023	December 31, 2022
2025 Secured Notes	6.125%	2025	$520,931	$520,350
ABL Facility(a)	Varies	2027	1,795,448	1,988,176
2028 Secured Notes	4.625%	2028	493,723	493,470
Finance Leases	Varies	Varies	79,865	74,370
Total debt			2,889,967	3,076,366
Less: current portion of long-term debt			13,514	13,324
Total long-term debt			$2,876,453	$3,063,042
(a) As of both March 31, 2023 and December 31, 2022, the Company had no outstanding principal borrowings on the Multicurrency Facility and $2.4 million and $2.5 million, respectively, of related debt issuance costs. No related debt issuance costs were recorded as a direct offset against the principal borrowings on the Multicurrency Facility, and the $2.4 million and $2.5 million in excess of principal was included in other non-current assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
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
On June 30, 2022, certain subsidiaries of the Company entered into an amendment to the ABL Facility to, among other things, extend the expiration date until June 30, 2027 and increase the aggregate principal amount of the revolving credit facilities to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility"), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or

Euros. The amendment also converted the interest rate for borrowings denominated in US Dollars from a LIBOR-based rate to a Term-SOFR-based rate with an interest period of one month and adjusted the applicable margins. The applicable margin for Canadian BA rate, Term SOFR, British Pounds Sterling and Euros loans is 1.50%. The facility includes a credit spread adjustment of 0.10% in addition to the applicable margin. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% based on excess availability or one step up of 0.25% based on the Company's leverage ratio. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. The weighted average interest rate on the balance outstanding as of March 31, 2023, as adjusted for the effects of the interest rate swap agreements, was 6.52%. Refer to Note 12 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Borrowing Base ("Line Cap"). At March 31, 2023, the Line Cap was $3.0 billion and the Borrowers had $1.1 billion of available borrowing capacity under the ABL Facility, including $972.5 million under the US Facility and $162.0 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $205.6 million of letters of credit and up to $200.5 million of swingline loans. At March 31, 2023, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $14.4 million of standby letters of credit under the ABL Facility at March 31, 2023.
The Company had approximately $1.8 billion outstanding principal under the ABL Facility at March 31, 2023. Debt issuance costs of $30.1 million were included in the carrying value of the ABL Facility at March 31, 2023.
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At March 31, 2023 and December 31, 2022, obligations under finance leases for certain real property and transportation related equipment were $79.9 million and $74.4 million, respectively. Refer to Note 5 for further information.
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of March 31, 2023.

NOTE 10 – Equity
Common Stock
In connection with the stock compensation vesting events and stock option exercises described in Note 14, the Company issued 360,725 shares of Common Stock during the three months ended March 31, 2023.
Stock Repurchase Program
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
In August 2022, the Inflation Reduction Act of 2022 was enacted into law and imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the first quarter of 2023, the Company reflected the applicable excise tax in equity as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses on the consolidated balance sheet.
During the three months ended March 31, 2023, the Company repurchased 4,589,308 shares of Common Stock for $215.7 million, excluding excise tax. As of March 31, 2023, $415.1 million of the approved share repurchase pool remained available.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2022	$(70,122)	$—	$(70,122)
Other comprehensive income (loss) before reclassifications	7,934	859	8,793
Reclassifications from AOCI to income	—	(1,526)	(1,526)
Balance at March 31, 2023	$(62,188)	$(667)	$(62,855)

	Three Months Ended March 31, 2022
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2021	$(25,574)	$(3,497)	$(29,071)
Other comprehensive loss before reclassifications	(4,074)	(569)	(4,643)
Reclassifications from AOCI to income	—	2,890	2,890
Balance at March 31, 2022	$(29,648)	$(1,176)	$(30,824)
For the three months ended March 31, 2023 and 2022, a gain of $1.5 million and a loss of $2.9 million, respectively, were reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps discussed in Note 12. The Company recorded tax benefit of $0.4 million and tax expense $0.7 million for the three months ended March 31, 2023 and 2022, respectively, associated with these reclassifications.

NOTE 11 – Income Taxes
The Company recorded $30.5 million and $12.1 million of income tax expense from continuing operations for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 28.6% and 23.7%, respectively.
The effective tax rate for the three months ended March 31, 2023 differs from the US federal statutory rate of 21% primarily due to state and provincial taxes and an add-back for non-deductible executive compensation. The effective tax rate for the three months ended March 31, 2022 differs from the US statutory rate of 21% primarily due to state and provincial taxes offset by a discrete tax benefit related to employee stock vesting.

NOTE 12 - Derivatives
In 2018, the Company entered into an interest rate swap agreement with a financial counterparty that effectively converted $400.0 million in aggregate notional amount of variable-rate debt under the Company’s former asset backed lending facility into fixed-rate debt. Under the terms of the agreement, the Company received a floating rate equal to one-month LIBOR and made payments based on a fixed rate of 3.06% on the notional amount. The swap agreement was designated and qualified as a hedge of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the former asset backed lending facility and terminated on May 29, 2022.
In January 2023, the Company entered into two interest rate swap agreements with financial counterparties relating to $750.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and makes payments based on a weighted average fixed interest rate of 3.44% on the notional amount. The swap agreements were designated and qualified as hedges of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. The floating rate that the Company receives under the terms of these swap agreements was 4.79% at March 31, 2023.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	March 31, 2023
Cash Flow Hedges:
Interest rate swap	Prepaid expenses and other current assets	$8,646
Interest rate swap	Other non-current liabilities	$(9,394)
The fair values of the interest rate swaps are based on dealer quotes of market forward rates, Level 2 inputs on the fair value hierarchy, and reflect the amounts that the Company would receive or pay as of March 31, 2023 for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statements of operations for the three months ended March 31,:

(in thousands)	2023	2022
(Loss) gain recognized in OCI	$(641)	$3,098
Location of gain (loss) recognized in income	Interest expense, net	Interest expense, net
(Gain) loss reclassified from AOCI into income	$(1,526)	$2,890

Foreign Currency Contract
In December 2022, the Company executed a contingent forward contract to sell £330.0 million upon the closing of the sale of the former UK Storage Solutions segment at a price ranging from 1.20550 to 1.20440 US Dollars (USD) to British Pounds Sterling. The price was dependent upon the date of the closing of the sale. This contract, which was to expire on September 11, 2023, mitigated the foreign currency risk of the USD relative to the British Pound Sterling prior to the closing of the sale of the former UK Storage Solutions segment. This contract did not qualify for hedge accounting and was revalued at fair value at the reporting period with unrealized gains and losses reflected in the Company's results of operations. Upon the closing of the sale of the former UK Storage Solutions segment on January 31, 2023, the Company settled the contingent foreign currency forward contract and received cash at an exchange rate of 1.205 USD to British Pounds Sterling.
The location and the fair value of the foreign currency contract was as follows:

(in thousands)	Balance Sheet Location	December 31, 2022
Foreign currency contract	Accrued liabilities	$930
The fair value of the foreign currency contract was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflected the amount that the Company would receive or pay for contracts involving the same attributes and maturity dates.
The location and the impact of the foreign currency contract, excluding the impact of income taxes, on the Company’s statement of operations for the three months ended March 31, 2023 was as follows:

(in thousands)	Income Statement Location	Three Months Ended March 31, 2023
Loss recognized in income	Currency losses, net	$7,715

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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of finance leases at March 31, 2023 approximate their respective book values.
The following table shows the carrying amounts and fair values of financial liabilities which are disclosed, but not measured, at fair value, including their levels in the fair value hierarchy:

	March 31, 2023				December 31, 2022
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facility	$1,795,448	$—	$1,825,500	$—	$1,988,176	$—	$2,020,000	$—
2025 Secured Notes	520,931	—	526,300	—	520,350	—	526,800	—
2028 Secured Notes	493,723	—	458,205	—	493,470	—	450,135	—
Total	$2,810,102	$—	$2,810,005	$—	$3,001,996	$—	$2,996,935	$—
As of March 31, 2023, the carrying values of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $30.1 million, $5.6 million, and $6.3 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2022, the carrying value of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $31.8 million, $6.2 million, and $6.5 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates. The fair value of the 2025 Secured Notes and the 2028 Secured Notes is based on their last trading price at the end of each period obtained from a third party. The classification and the fair value of derivative assets and liabilities are disclosed in Note 12.

NOTE 14 - Stock-Based Compensation
Stock-based compensation expense includes grants of stock options, time-based restricted stock units ("Time-Based RSUs") and performance-based restricted stock units ("Performance-Based RSUs," together with Time-Based RSUs, the "RSUs"). In addition, stock-based payments to non-executive directors includes grants of restricted stock awards ("RSAs"). Time-Based RSUs and RSAs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of WillScot Mobile Mini's Common Stock on the grant date. Performance-Based RSUs are valued based on a Monte Carlo simulation model to reflect the impact of the Performance-Based RSU's market condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for Performance-Based RSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.
Restricted Stock Awards
The following table summarizes the Company's RSA activity for the three months ended March 31, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	35,244	$37.17	36,176	$29.30
Outstanding at end of period	35,244	$37.17	36,176	$29.30
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million for each of the three months ended March 31, 2023 and 2022. At March 31, 2023, there was $0.2 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.2 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the three months ended March 31, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	789,779	$26.16	997,451	$18.54
Granted	213,388	$50.74	357,639	$35.53
Forfeited	(31,681)	$33.67	(9,299)	$27.20
Vested	(281,153)	$22.40	(420,184)	$16.21
Outstanding at end of period	690,333	$34.95	925,607	$26.08
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $1.8 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, unrecognized compensation cost related to Time-Based RSUs totaled $21.6 million and is expected to be recognized over the remaining weighted average vesting period of 2.7 years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity for the three months ended March 31, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,894,250	$33.67	1,536,394	$26.34
Granted	376,826	$69.32	745,079	$42.34
Forfeited	—	$—	(5,046)	$39.10
Vested	(181,319)	$16.82	(267,964)	$13.22
Outstanding at end of period	2,089,757	$41.56	2,008,463	$33.99

Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $5.8 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, unrecognized compensation cost related to Performance-Based RSUs totaled $56.2 million and is expected to be recognized over the remaining vesting period of 2.1 years.
Certain Performance-Based RSUs cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in an index at the grant date over the performance period of three years. For 2023 grants, the TSR of the Company's Common Stock is compared to the TSR of the constituents in the S&P 400 Index. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Company's Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 200% (for performance above the 85% percentile).
Stock Options
The following table summarizes the Company's stock option activity for the three months ended March 31, 2023:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	864,276	$12.91
Exercised	—	—	(5,774)	11.79
Outstanding at end of period	534,188	$13.60	858,502	$12.92

Fully vested and exercisable options, March 31, 2023	534,188	$13.60	858,502	$12.92
The following table summarizes the Company's stock option activity for the three months ended March 31, 2022:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	1,527,643	$14.66
Exercised	—	—	(227,258)	14.58
Outstanding at end of period	534,188	$13.60	1,300,385	$14.67

Fully vested and exercisable options, March 31, 2022	534,188	$13.60	1,300,385	$14.67
WillScot Options
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million for the three months ended March 31, 2022.

NOTE 15 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of March 31, 2023, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 16 - Segment Reporting
The Company operates in two reportable segments as follows: Modular Solutions ("Modular") and Storage Solutions ("Storage"). Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant. During the first quarter of 2023, the ground level office business within the Modular segment was transferred to the Storage segment, and associated revenues, expenses, and operating metrics were transferred to the Storage segment. All periods presented have been retrospectively revised to reflect this change within the Modular and Storage segments. For the three months ended March 31, 2022, this resulted in approximately $11.1 million of revenue and $6.3 million of gross profit being transferred from the Modular segment to the Storage segment.

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
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31, 2023
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$269,271	$170,680		$439,951
Delivery and installation	64,821	41,809		106,630
Sales revenue:
New units	8,921	1,736		10,657
Rental units	6,657	1,573		8,230
Total revenues	349,670	215,798		565,468

Costs:
Cost of leasing and services:
Leasing	73,582	23,933		97,515
Delivery and installation	51,503	23,504		75,007
Cost of sales:
New units	5,665	543		6,208
Rental units	3,370	1,084		4,454
Depreciation of rental equipment	50,215	8,941		59,156
Gross profit	$165,335	$157,793		$323,128
Other selected data:
Adjusted EBITDA	$136,964	$109,878	$—	$246,842
Selling, general and administrative expense	$81,816	$57,675	$11,401	$150,892
Purchases of rental equipment and refurbishments	$39,412	$7,345	$—	$46,757

	Three Months Ended March 31, 2022
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$223,298	$128,261		$351,559
Delivery and installation	54,332	31,207		85,539
Sales revenue:
New units	4,844	943		5,787
Rental units	6,073	2,213		8,286
Total revenues	288,547	162,624		451,171

Costs:
Cost of leasing and services:
Leasing	61,330	19,004		80,334
Delivery and installation	47,906	22,674		70,580
Cost of sales:
New units	3,256	500		3,756
Rental units	3,449	1,443		4,892
Depreciation of rental equipment	50,008	7,540		57,548
Gross profit	$122,598	$111,463		$234,061
Other selected data:
Adjusted EBITDA	$99,586	$68,187	$—	$167,773
Selling, general and administrative expense	$74,638	$51,862	$11,644	$138,144
Purchases of rental equipment and refurbishments	$57,577	$20,171	$—	$77,748

The following table presents reconciliations of the Company’s income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
(in thousands)	2023	2022
Income from continuing operations	$76,271	$39,048
Income tax expense from continuing operations	30,510	12,083
Interest expense	44,866	30,570
Depreciation and amortization	76,329	72,910
Currency losses, net	6,775	137
Restructuring costs, lease impairment expense and other related charges	22	263
Transaction costs	—	13
Integration costs	3,873	4,087
Stock compensation expense	8,150	6,273
Other	46	2,389
Adjusted EBITDA	$246,842	$167,773

NOTE 17 - Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation:

	Three Months Ended
	March 31
(in thousands)	2023	2022
Numerator:
Income from continuing operations	$76,271	$39,048
Income from discontinued operations	134,613	12,123
Net income	$210,884	$51,171

Denominator:
Weighted average Common Shares outstanding – basic	206,092	223,491
Dilutive effect of shares outstanding
Warrants	—	1,889
RSAs	27	27
Time-based RSUs	326	483
Performance-based RSUs	2,206	1,819
Stock Options	1,013	1,246
Weighted average Common Shares outstanding – dilutive	209,664	228,956
For the three months ended March 31, 2022, 555,790 shares of Performance-Based RSUs were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three months ended March 31, 2023 or prior periods.
On September 30, 2022, the Company completed the sale of its former Tank and Pump Solutions ("Tank and Pump") segment. On January 31, 2023, the Company completed the sale of its former United Kingdom ("UK") Storage Solutions segment. This MD&A presents the historical financial results of the former Tank and Pump segment and the former UK Storage Solutions segment as discontinued operations for all periods presented.
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

Executive Summary and Outlook
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of March 31, 2023, our branch network included approximately 240 branch locations and additional drop lots to service our over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 154,000 modular space units and over 210,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable reoccurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its reoccurring nature and the underlying stability and diversification of our lease portfolio. Furthermore, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio, excluding seasonal portable storage units, is approximately 33 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction sector, which collectively accounted for approximately 88% of our revenues in the three months ended March 31, 2023.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our acquisition strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.
Significant Developments
Customer Relationship Management ("CRM") System
On February 6, 2023, we successfully completed the harmonization of our separate Modular and Storage CRM systems onto a single unified system. With this enhanced platform, we have a combined view of our customers and projects across the entire sales team. Going forward, we will focus on productivity management and building a more targeted and predictive approach to anticipate- and service- customer demand, with continued improvement in engagement and outreach underpinned by our data warehouse.
Divestiture
On January 31, 2023, we completed the sale of our former UK Storage Solutions segment for total cash consideration of $418.1 million. Proceeds from the sale were used to support ongoing reinvestment in our Modular and Storage operating segments in North America and other capital allocation priorities.

Reportable Segments
Following the divestitures of the UK Storage Solutions and Tank and Pump segments, we operate in two reporting segments: Modular Solutions ("Modular") and Storage Solutions ("Storage"). The reporting segments are aligned with how we operate and analyze our business results. During the first quarter of 2023, the ground level office business within the Modular segment was transferred to the Storage segment, and associated revenues, expenses, and operating metrics were transferred to the Storage segment. All periods presented have been retrospectively revised to reflect this adjustment within the Modular and Storage segments. For the twelve months ended December 31, 2022, this resulted in approximately $49.8 million of revenue and $28.5 million of gross profit being transferred from the Modular segment to the Storage segment.
Asset Acquisitions
During the first quarter of 2023, we acquired certain assets and liabilities of two regional and local storage and modular companies, which consisted primarily of approximately 300 storage units and 500 modular units for $79.6 million in cash. The accompanying consolidated financial statements include $70.4 million of rental equipment and $4.5 million of land held for sale as a result of these acquisitions.
Interest Rate Swap Agreements
In January 2023, we entered into two interest rate swap agreements with financial counterparties relating to $750.0 million in aggregate notional amount of variable-rate debt under our ABL Facility (as defined below). Under the terms of the agreements, we receive a floating rate equal to one-month term SOFR and will make payments based on a weighted average fixed interest rate of 3.44% on the notional amount. The swap agreements were designated and qualified as hedges of our exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027.
Share Repurchases
During the three months ended March 31, 2023, we repurchased 4,589,308 shares of Common Stock for $215.7 million. As of March 31, 2023, $415.1 million of the approved share repurchase pool remained available. Given the predictability of our free cash flow, we believe that repurchases will be a reoccurring capital allocation priority.
Inflation and Supply Chain Issues
Similar to many other organizations, we face inflationary pressures across most of our input costs such as building materials, labor, transportation and fuel. Inflation has contributed to increased capital costs both for new units as well as for refurbishment of our existing units. However, given our scale and our strong rate performance, we believe we have been able to navigate the inflationary environment well and have consistently driven margin improvements during this period of rising costs. Additionally, because we derive the majority of our revenue from leasing our existing lease fleet units to customers and our material purchases to maintain these units consist primarily of general building materials, we have not experienced significant supply chain issues to date.
First Quarter Highlights
For the three months ended March 31, 2023, key drivers of our financial performance included:
•Total revenues increased $114.3 million, or 25.3%. Leasing revenue increased $88.4 million, or 25.1%, delivery and installation revenue increased $21.1 million, or 24.7%, rental unit sales decreased $0.1 million, or 1.2%, and new sales revenue increased $4.9 million, or 84.5%.
Key leasing revenue drivers included:
•Average portable storage units on rent increased 12,304 units, or 8.1%, and average modular space units on rent decreased 1,430 units, or 1.4%.
•Average modular space monthly rental rate increased $163, or 19.7%, to $989 driven by strong pricing performance across both segments. Average modular space monthly rental rates increased by $152, or 17.0%, in the Modular segment and by $174, or 29.7%, in the Storage segment.
•Average portable storage monthly rental rate increased $50, or 30.1%, to $216 driven by increased pricing as a result of our price management tools and processes.
•Average utilization for portable storage units decreased to 78.7% from 83.1% for the same period in 2022 driven by decreased demand in 2023 as compared to the same period in 2022. Average utilization for modular space units decreased 250 basis points ("bps") to 66.0%.
•Modular segment revenue, which represents 61.8% of consolidated revenue for the three months ended March 31, 2023, increased $61.1 million, or 21.2%, to $349.7 million. The increase was driven by our core leasing revenue, which grew $46.0 million, or 20.6%, due to continued growth of pricing and VAPS, and by delivery and installation revenues, which increased $10.5 million, or 19.3%, driven by increased pricing. Rental unit sales increased $0.5 million, or 8.1%, and new unit sales increased $4.1 million, or 85.4%. Modular revenue drivers for the three months ended March 31, 2023 included:

•Modular space average monthly rental rate of $1,046, increased 17.0% year over year representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
•Average modular space units on rent increased 1,219, or 1.5%, year over year.
•Average modular space monthly utilization decreased 70 bps to 66.2% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
•Storage segment revenue, which represents 38.2% of consolidated revenue for the three months ended March 31, 2023, increased $53.2 million, or 32.7%, to $215.8 million. The increase was driven by our core leasing revenue, which grew $42.4 million, or 33.0%, due to increased units on rent and increased pricing, and by delivery and installation revenues, which increased $10.6 million, or 34.0%, driven by increased pricing. Rental unit sales decreased $0.6 million, or 27.3%, and new unit sales increased $0.8 million, or 88.9%. Storage revenue drivers for the three months ended March 31, 2023 included:
•Portable storage average monthly rental rate of $216 increased 30.1% year over year as a result of our price management tools and processes and early benefits from increased VAPS penetration opportunities. Modular space average monthly rental rate of $760 increased 29.7% year over year as a result of price optimization and increased VAPS penetration.
•Average portable storage units on rent increased 12,265, or 8.1%, year over year driven by growth achieved in 2022. Average modular space units on rent decreased 2,649, or 11.6%, year over year.
•Average portable storage monthly utilization decreased 450 bps to 78.7% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Average modular space monthly utilization decreased 960 bps to 65.3% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
•Generated income from continuing operations of $76.3 million for the three months ended March 31, 2023. Discrete costs in the period included $3.9 million of integration costs.
•Generated Adjusted EBITDA from continuing operations of $246.8 million for the three months ended March 31, 2023, representing an increase of $79.0 million, or 47.1%, as compared to the same period in 2022. This increase was driven primarily by increased leasing and delivery and installation gross profit.
•Adjusted EBITDA margin from continuing operations was 43.7% in the first quarter of 2023 and increased 650 bps versus prior year driven by continued expansion of all margin lines. Most significantly, delivery and installation margins increased 1,220 bps versus prior year driven primarily by increased pricing.
•Net cash provided by operating activities increased $3.2 million to $148.8 million despite the divestitures of the Tank and Pump and UK Storage Segments. Net cash used in investing activities, excluding cash used as part of acquisitions and proceeds from the sale of discontinued operations including the settlement of the contingent foreign currency forward contract that we executed relating to the sale of the former UK Storage Solutions segment, decreased by $45.1 million as a result of reduced refurbishment spending and decreased purchases of new fleet as a result of lower utilization.
•Generated Free Cash Flow of $102.9 million for the three months ended March 31, 2023 representing an increase of $48.3 million as compared to the same period in 2022. This Free Cash Flow along with additional net borrowings under the ABL Facility (defined as receipts from borrowings, less repayment of borrowings from the condensed consolidated statement of cash flows) and proceeds of $404.3 million related to the sale of the former UK Storage Solutions segment, net of the settlement of the contingent foreign currency forward contract, were deployed to:
•Acquire two regional and local storage and modular portfolios of approximately 300 storage units and 500 modular units for $79.6 million; and
•Return $215.7 million to shareholders through stock repurchases, reducing outstanding Common Stock by 4,589,308 shares.
•We believe the predictability of our free cash flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, maintaining leverage in our stated range, opportunistically executing accretive acquisitions, and returning capital to shareholders.

Consolidated Results of Operations
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 are presented below.

	Three Months Ended March 31,		2023 vs. 2022 $ Change
(in thousands)	2023	2022
Revenues:
Leasing and services revenue:
Leasing	$439,951	$351,559	$88,392
Delivery and installation	106,630	85,539	21,091
Sales revenue:
New units	10,657	5,787	4,870
Rental units	8,230	8,286	(56)
Total revenues	565,468	451,171	114,297
Costs:
Costs of leasing and services:
Leasing	97,515	80,334	17,181
Delivery and installation	75,007	70,580	4,427
Costs of sales:
New units	6,208	3,756	2,452
Rental units	4,454	4,892	(438)
Depreciation of rental equipment	59,156	57,548	1,608
Gross profit	323,128	234,061	89,067
Expenses:
Selling, general and administrative	150,892	138,144	12,748
Other depreciation and amortization	17,173	15,362	1,811
Currency losses, net	6,775	137	6,638
Other income, net	(3,359)	(1,283)	(2,076)
Operating income	151,647	81,701	69,946
Interest expense	44,866	30,570	14,296
Income from continuing operations before income tax	106,781	51,131	55,650
Income tax expense from continuing operations	30,510	12,083	18,427
Income from continuing operations	$76,271	$39,048	$37,223

Discontinued operations:
Income from discontinued operations before income tax	4,003	15,787	(11,784)
Gain on sale of discontinued operations	176,078	—	176,078
Income tax expense from discontinued operations	45,468	3,664	41,804
Income from discontinued operations	134,613	12,123	122,490

Net income	$210,884	$51,171	$159,713

Comparison of Three Months Ended March 31, 2023 and 2022
Revenue: Total revenue increased $114.3 million, or 25.3%, to $565.5 million for the three months ended March 31, 2023 from $451.2 million for the three months ended March 31, 2022. Leasing revenue increased $88.4 million, or 25.1%, as compared to the same period in 2022 driven by improved pricing and value added products penetration and an increase of 12,304 average portable storage units on rent. Delivery and installation revenues increased $21.1 million, or 24.7%, due to increased pricing across both of our segments. Rental unit sales decreased $0.1 million, or 1.2%, and new unit sales increased $4.9 million, or 84.5% driven by increased sale opportunities in our Modular segment.

Total average units on rent for the three months ended March 31, 2023 and 2022 were 267,230 and 256,356, respectively, representing an increase of 10,874, or 4.2%. Portable storage average units on rent increased by 12,304 units, or 8.1%, for the three months ended March 31, 2023 driven by strong delivery and unit on rent growth in 2022. The average portable storage unit utilization rate during the three months ended March 31, 2023 was 78.7%, as compared to 83.1% during the same period in 2022. Modular space average units on rent decreased 1,430 units, or 1.4%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The average modular space unit utilization rate during the three months ended March 31, 2023 was 66.0% as compared to 68.5% during the same period in 2022.
Modular space average monthly rental rates increased 19.7% to $989 for the three months ended March 31, 2023. Average modular space monthly rental rates increased by $152, or 17.0%, to $1,046 in the Modular segment and by $174, or 29.7%, in the Storage segment. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our Modular segment as well as by application of these same price management tools and processes across the Storage segment.
Average portable storage monthly rental rates increased 30.1% to $216 for the three months ended March 31, 2023 driven by our price management tools and processes and early benefits from increased VAPS penetration opportunities on our basic VAPS offerings in the Storage segment, which began in the second quarter of 2022.
Gross Profit: Gross profit increased $89.1 million, or 38.1%, to $323.1 million for the three months ended March 31, 2023 from $234.1 million for the three months ended March 31, 2022. The increase in gross profit was a result of a $71.2 million increase in leasing gross profit, increased delivery and installation gross profit of $16.7 million and increased new and rental unit sales gross profit of $2.8 million. Increases were primarily a result of increased revenues due to favorable average monthly rental rates and delivery and installation pricing across both portable storage and modular space units, as well as due to increased portable storage units on rent. Cost of leasing and services increased by $21.6 million, or 14.3%, for the three months ended March 31, 2023 versus the three months ended March 31, 2022, driven by a $5.7 million, or 27.6%, increase in material costs, a $7.4 million, or 13.9%, increase in labor costs, a $6.6 million, or 11.8%, increase in subcontractor costs, and a $1.9 million, or 9.1%, increase in vehicle, equipment and other costs. Cost of sales increased by $2.0 million, or 23.3%, which is in line with expected costs to deliver increased sales revenues of 35.0% for the three months ended March 31, 2023, resulting in improved sales gross profit margins. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective change in sales volume and inflationary pressures impacting our business. Increase in gross profit were offset partially by increased depreciation of $1.6 million, or 2.8%, as a result of capital investments made over the past twelve months in rental equipment.
Our resulting gross profit percentage was 57.1% and 51.9% for the three months ended March 31, 2023 and 2022, respectively. Our gross profit percentage, excluding the effects of depreciation, was 67.6% and 64.6% for the three months ended March 31, 2023 and 2022, respectively. These increases were driven primarily by continued price optimization within leasing, delivery, and installation revenues and execution of VAPS penetration opportunities that have outpaced increases in cost of leasing and services.
SG&A: Selling, general and administrative ("SG&A") increased $12.7 million, or 9.2%, to $150.9 million for the three months ended March 31, 2023, compared to $138.1 million for the three months ended March 31, 2022. Employee Costs excluding stock compensation increased $2.5 million, or 3.8%, as a result of an increase in indirect labor headcount and annual wage increases. Travel expenses increased $3.5 million, or 66.3%, due to increased travel and training, and real estate costs increased $2.1 million, or 11.2%. Additionally, stock compensation expense increased $1.9 million to $8.2 million for the three months ended March 31, 2023, compared to $6.3 million for the three months ended March 31, 2022.
Other Depreciation and Amortization: Other depreciation and amortization increased $1.8 million to $17.2 million for the three months ended March 31, 2023 compared to $15.4 million for the three months ended March 31, 2022. The increase was driven by increased depreciation as a result of our recent investments in our CRM system and other infrastructure improvements across our branch network.
Currency Losses (Gains), net: Currency losses, net increased by $6.7 million to $6.8 million for the three months ended March 31, 2023 from $0.1 million for the three months ended March 31, 2022. This change was primarily attributable to a loss on the settlement of the contingent foreign currency forward contract to sell £330.0 million upon the closing of the sale of the former UK Storage Solutions segment.
Other Expense (Income), Net: Other income, net was $3.4 million for the three months ended March 31, 2023 compared to $1.3 million for the three months ended March 31, 2022. The increase in other income, net was related to an increase in insurance recoveries during 2023 related to Hurricanes in the Gulf Coast area of the United States.
Interest Expense: Interest expense increased $14.3 million, or 46.7%, to $44.9 million for the three months ended March 31, 2023 from $30.6 million for the three months ended March 31, 2022. The increase in interest expense was a result of higher overall weighted average interest rates as a result of our financing activities. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Income Tax Expense: Income tax expense increased $18.4 million to $30.5 million for the three months ended March 31, 2023 compared to $12.1 million for the three months ended March 31, 2022. The increase in expense was driven by an increase in income from continuing operations before income tax for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Income from Discontinued Operations: Income from discontinued operations increased $122.5 million to $134.6 million for the three months ended March 31, 2023 compared to $12.1 million for the three months ended March 31, 2022. The increase in income from discontinued operations was driven by the gain on sale of the former UK Storage Solutions segment of $176.1 million, partially offset by an increase in income tax expense from discontinued operations.

Business Segment Results
The Company operates in two reportable segments as follows: Modular and Storage. Modular represents the activities of the North American modular business, excluding ground level offices, which were transferred to the Storage segment during the first quarter of 2023. Storage represents the activities of the North American portable storage and ground level office business. As part of the transfer of the ground level offices to Storage, we also adjusted average modular space monthly rental rate in the Storage segment to only include VAPS specifically applicable to ground level offices, which has also been reflected in the total average modular space monthly rental rate.
The following tables and discussion summarize our reportable segment financial information for the three months ended March 31, 2023 and 2022.
Comparison of Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$349,670	$215,798	$565,468
Gross profit	$165,335	$157,793	$323,128
Adjusted EBITDA	$136,964	$109,878	$246,842
Capital expenditures for rental equipment	$39,412	$7,345	$46,757
Average modular space units on rent	81,902	20,235	102,137
Average modular space utilization rate	66.2%	65.3%	66.0%
Average modular space monthly rental rate	$1,046	$760	$989
Average portable storage units on rent	502	164,591	165,093
Average portable storage utilization rate	62.0%	78.7%	78.7%
Average portable storage monthly rental rate	$217	$216	$216

	Three Months Ended March 31, 2022
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$288,547	$162,624	$451,171
Gross profit	$122,598	$111,463	$234,061
Adjusted EBITDA	$99,586	$68,187	$167,773
Capital expenditures for rental equipment	$57,577	$20,171	$77,748
Average modular space units on rent	$80,683	$22,884	$103,567
Average modular space utilization rate	66.9%	74.9%	68.5%
Average modular space monthly rental rate	$894	$586	$826
Average portable storage units on rent	$463	$152,326	$152,789
Average portable storage utilization rate	52.6%	83.2%	83.1%
Average portable storage monthly rental rate	$160	$166	$166
Modular
Revenue: Total revenue increased $61.1 million, or 21.2%, to $349.7 million for the three months ended March 31, 2023 from $288.6 million for the three months ended March 31, 2022. The increase was primarily the result of a $46.0 million, or 20.6%, increase in leasing revenue, a $10.5 million, or 19.3%, increase in delivery and installation revenue driven by improved pricing, an increase of $0.5 million, or 8.1%, in rental unit sales revenue and a $4.1 million, or 85.4%, increase in new unit sales. Average modular space monthly rental rates increased 17.0% for the three months ended March 31, 2023 to

$1,046 driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Average modular space units on rent increased by 1,219 units, or 1.5%, year over year.
Gross Profit: Gross profit increased $42.7 million, or 34.8%, to $165.3 million for the three months ended March 31, 2023 from $122.6 million for the three months ended March 31, 2022. The increase in gross profit was driven by higher leasing gross profit, which increased $33.7 million, or 20.8%, driven from improved pricing including VAPS. The increase in gross profit from leasing for the three months ended March 31, 2023 was further complemented by a $6.9 million increase in delivery and installation gross profit driven by increased pricing ahead of inflationary costs, a $0.6 million increase in rental unit sales gross profit, and a $1.7 million increase in new sales gross profit, partially offset by a $0.2 million increase in depreciation of rental equipment. Cost of leasing and services increased by $15.8 million, or 14.5%, for the three months ended March 31, 2023 versus the three months ended March 31, 2022, driven by a $5.5 million, or 35.0%, increase in material costs, a $5.3 million, or 14.4%, increase in labor costs, a $4.0 million, or 9.0%, increase in subcontractor costs, and a $1.0 million, or 8.2%, increase in vehicle, equipment and other costs. Cost of sales increased by $2.3 million, or 34.7%, which is in line with expected costs to deliver increased sales revenues of 43.1% for three months ended March 31, 2023, resulting in improved sales gross profit margins. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective change in sales volume and inflationary pressures impacting our business. Increases in gross profit were offset partially by increased depreciation of $0.2 million, or 0.4%, as a result of capital investments made over the past twelve months in rental equipment.
Adjusted EBITDA: Adjusted EBITDA increased $37.3 million, or 37.4%, to $136.9 million for the three months ended March 31, 2023 from $99.6 million for the three months ended March 31, 2022. The increase was primarily driven by higher leasing and delivery and installation gross profit discussed above. SG&A, excluding discrete items, increased $7.2 million, or 9.7%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Employee Costs increased $3.3 million, or 9.7%, as a result of an increase in indirect labor headcount and annual wage increases. Travel expenses increased $1.7 million, or 52.8% due to increased travel and training, and real estate costs increased $1.1 million, or 8.6%.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $18.2 million, or 31.6%, to $39.4 million for the three months ended March 31, 2023 from $57.6 million for the three months ended March 31, 2022 driven by successful efforts to reduce our refurbishment costs through better unit selection and work scope during 2023.
Storage
Revenue: Total revenue increased $53.2 million, or 32.7%, to $215.8 million for the three months ended March 31, 2023 from $162.6 million for the three months ended March 31, 2022. The increase was primarily the result of a $42.4 million, or 33.0%, increase in leasing revenue and a $10.6 million, or 34.0%, increase in delivery and installation revenue driven by improved pricing. Sales revenues increased $0.2 million, or 6.5%. Average portable storage monthly rental rates increased 30.1% for the three months ended March 31, 2023 to $216 driven by our price management tools and processes and early benefits from increased VAPS penetration opportunities on our basic VAPS offerings, which began in the second quarter of 2022. Average modular space units on rent increased by 12,265 units, or 8.1%, year over year driven by strong delivery and unit on rent growth in 2022. Average modular space monthly rental rates increased 29.7% year-over-year driven primarily by increased pricing on new deliveries; however, average units on rent decreased 11.6% driven by lower demand.
Gross Profit: Gross profit increased by $46.3 million, or 41.5%, to $157.8 million for the three months ended March 31, 2023 compared to $111.5 million for the three months ended March 31, 2022. Gross profit on leasing activity increased by $37.5 million year over year driven by both increased volume and increased pricing as described above. Delivery and installation gross profit increased $9.8 million, or 114.5%, driven by increased pricing ahead of inflationary cost. Sales gross profit increased by $0.5 million to $1.7 million. Increases in gross profit were partially offset by a $1.4 million increase in depreciation of rental equipment. Cost of leasing and services increased by $5.8 million, or 13.9%, for the three months ended March 31, 2023 versus the three months ended March 31, 2022, driven by a $0.2 million, or 4.1%, increase in material costs, a $2.1 million, or 12.8%, increase in labor costs, a $2.5 million, or 22.9%, increase in subcontractor costs, and a $0.9 million, or 10.2%, increase in vehicle, equipment and other costs. Cost of sales decreased by $0.3 million, or 16.1%, driven by improved sales gross profit margins on increased sales revenues of 6.5% for three months ended March 31, 2023. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective change in sales volume and inflationary pressures impacting our business. These increases were offset partially by increased depreciation of $1.4 million, or 18.6%, as a result of capital investments made over the past twelve months in rental equipment.
Adjusted EBITDA: Adjusted EBITDA increased $41.7 million, or 61.1%, to $109.9 million for the three months ended March 31, 2023 from $68.2 million for the three months ended March 31, 2022 and the margin expanded to 50.9% from 41.9% as a result of increased units on rent, favorable pricing on units and on delivery and installation, and increased VAPS penetration. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. SG&A, excluding discrete items, increased $5.8 million, or 11.2%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Employee Costs decreased $0.8 million, or

2.6%, due to reduced variable compensation that offset annual wage increases. Travel expenses increased $1.8 million, or 87.4% due to increased travel and training, and real estate costs increased $1.0 million, or 17.0%.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $7.3 million were $12.9 million lower than the prior-year quarter driven by a reduction in new container purchases during 2023 given current utilization and the significant investments made in 2022.

Other Non-GAAP Financial Data and Reconciliations
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

The following tables provide unaudited reconciliations of Income from continuing operations to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2023	2022
Income from continuing operations	$76,271	$39,048
Income tax expense from continuing operations	30,510	12,083
Interest expense	44,866	30,570
Depreciation and amortization	76,329	72,910
Currency losses, net	6,775	137
Restructuring costs, lease impairment expense and other related charges	22	263
Transaction costs	—	13
Integration costs	3,873	4,087
Stock compensation expense	8,150	6,273
Other	46	2,389
Adjusted EBITDA from continuing operations	$246,842	$167,773

Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Management believes that the presentation of Adjusted EBITDA Margin provides useful information to investors regarding the performance of our business. The following table provides unaudited reconciliations of Adjusted EBITDA Margin:

	Three Months Ended March 31,
(in thousands)	2023	2022
Adjusted EBITDA from continuing operations (A)	$246,842	$167,773
Revenue (B)	$565,468	$451,171
Adjusted EBITDA Margin from Continuing Operations (A/B)	43.7%	37.2%
Income from continuing operations (C)	$76,271	$39,048
Income from Continuing Operations Margin (C/B)	13.5%	8.7%

Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively, "Total Capital Expenditures"), less proceeds from the sale of rental equipment and proceeds from the sale of property, plant and equipment (collectively, "Total Proceeds"), which are all included in cash flows from investing activities. Management believes that the presentation of Net CAPEX provides useful information regarding the net capital invested in our rental fleet and property, plant and equipment each year to assist in analyzing the performance of our business. As presented below, Net CAPEX includes amounts for the former Tank and Pump segment through September 30, 2022 and the former UK Storage Solutions segment through January 31, 2023.
The following tables provide unaudited reconciliations of Net CAPEX:

	Three Months Ended March 31,
(in thousands)	2023	2022
Total purchases of rental equipment and refurbishments	$(47,128)	$(95,236)
Total proceeds from sale of rental equipment	7,781	14,554
Net CAPEX for Rental Equipment	(39,347)	(80,682)
Purchase of property, plant and equipment	(6,736)	(10,481)
Proceeds from sale of property, plant and equipment	258	260
Net CAPEX	$(45,825)	$(90,903)

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
Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At March 31, 2023, we had $1.1 billion of available borrowing capacity under the ABL Facility.
Cash Flow Comparison of the Three Months Ended March 31, 2023 and 2022
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The consolidated statements of cash flows include amounts for the former Tank and Pump segment through September 30, 2022 and the former UK Storage Solutions segment through January 31, 2023. See Note 3 to the financial statements for disclosure of significant operating and investing items related to the former Tank and Pump and former UK Storage Solutions segments.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$148,765	$145,527
Net cash provided by (used in) investing activities	271,949	(148,360)
Net cash (used in) provided by financing activities	(423,087)	1,586
Effect of exchange rate changes on cash and cash equivalents	517	(131)
Net change in cash and cash equivalents	$(1,856)	$(1,378)
Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2023 was $148.8 million as compared to $145.5 million for the three months ended March 31, 2022, an increase of $3.2 million. The increase was due to an increase of $37.3 million of net income, adjusted for non-cash items, and a decrease of $34.1 million in the net movements of the operating assets and liabilities.
Cash Flows from Investing Activities
Cash provided by investing activities for the three months ended March 31, 2023 was $271.9 million as compared to cash used in investing activities of $148.4 million for the three months ended March 31, 2022, an increase of $420.3 million in cash provided by investing activities. The increase in cash provided by investing activities was driven by proceeds of $404.0 million from the sale of discontinued operations, a $48.1 million decrease in cash used for the purchase of rental equipment and refurbishments, and a $3.7 million decrease in cash used for the purchase of property, plant and equipment. The increase was partially offset by a $21.0 million increase in cash used in acquisitions, net of cash acquired, a cash payment of $7.7 million for the settlement of the contingent foreign currency forward contract, and a $6.8 million decrease in proceeds from the sale of rental equipment.
Cash Flows from Financing Activities
Cash used in financing activities for the three months ended March 31, 2023 was $423.1 million as compared to cash provided by financing activities of $1.6 million for the three months ended March 31, 2022, a change of $424.7 million. The change was primarily due to a $499.3 million increase in repayments of borrowings and a $137.4 million increase in the repurchase of common stock offset by a $211.3 million increase in receipts from borrowings.
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

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$148,765	$145,527
Purchase of rental equipment and refurbishments	(47,128)	(95,236)
Proceeds from sale of rental equipment	7,781	14,554
Purchase of property, plant and equipment	(6,736)	(10,481)
Proceeds from the sale of property, plant and equipment	258	260
Free Cash Flow	$102,940	$54,624
Free Cash Flow for the three months ended March 31, 2023 was $102.9 million as compared to $54.6 million for the three months ended March 31, 2022, an increase of $48.3 million. Free Cash Flow increased year over year principally as a result of the $3.2 million increase in cash provided by operating activities and the $48.1 million decrease in cash used in the purchase of rental equipment and refurbishments, partially offset by the $6.8 million decrease in proceeds from the sale of rental equipment. The $148.8 million in cash provided by operating activities for the three months ended March 31, 2023 was returned to shareholders through repurchases and cancellations of $215.1 million of stock and reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments.

Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes and finance leases, including interest, totaling $2.9 billion as of March 31, 2023, $13.5 million of which is obligated to be repaid within the next twelve months. Refer to Note 9 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for equipment and office space. As of March 31, 2023, the Company had lease obligations of $260.0 million, with $60.0 million payable within the next twelve months.
In addition to the cash requirements described above, the Company has a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock and equivalents. This program does not obligate the Company to repurchase any specific amount of shares. As of March 31, 2023, $415.1 million of the approved share repurchase pool remained available.
The Company believes its cash, cash flows generated from ongoing operations, and continued access to its revolving credit facility as well as access to debt markets are sufficient to satisfy its currently anticipated cash requirements over the next twelve months.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances and reevaluate our estimates and judgments as appropriate. The actual results experienced by us may differ materially and adversely from our estimates. For a complete discussion of our significant critical accounting policies, see the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").
There were no significant changes to our critical accounting policies during the three months ended March 31, 2023.

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
•our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to us;
•our ability to service our debt and operate our business;
•our ability to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness;
•covenants that limit our operating and financial flexibility;
•our stock price volatility; and
•such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our 2022 Annual Report on Form 10-K), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.8 billion in outstanding principal under the ABL Facility at March 31, 2023.
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
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $10.8 million based on current outstanding borrowings.
Foreign Currency Risk
We currently generate approximately 94% of our consolidated net revenues in the US, and the reporting currency for our consolidated financial statements is the US dollar. However, we are exposed to currency risk through our operations in Canada and Mexico. For the operations outside the US, we bill customers primarily in their local currency, which is subject to foreign currency rate changes. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2023 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of March 31, 2023, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A.    Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our 2022 Annual Report on Form 10-K, which have not materially changed.

ITEM 2.    Unregistered Sales of Equity Securities
The following table summarizes our purchase of Common Stock during the first quarter of 2023. No stock equivalents were purchased by the Company during the first quarter of 2023.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
January 1, 2023 to January 31, 2023	1,595.0	$45.78	1,595.0	$557.8
February 1, 2023 to February 28, 2023	893.5	$49.76	893.5	$513.3
March 1, 2023 to March 31, 2023	2,100.8	$46.73	2,100.8	$415.1
Total	4,589.3	$46.99	4,589.3
A share repurchase program authorizes the Company to repurchase its outstanding shares of Common Stock and equivalents. As of March 31, 2023, $415.1 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of WillScot Mobile Mini Holdings Corp., Amended as of June 3, 2022
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith
** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Mobile Mini Holdings Corp.

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	April 27, 2023		Timothy D. Boswell
President & Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)