Form 10-Q
period 2023-06-30
WillScot Mobile Mini Holdings Corp.
filed 2023-08-03
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 197,304,704 shares at July 28, 2023.

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$7,660	$7,390
Trade receivables, net of allowances for credit losses at June 30, 2023 and December 31, 2022 of $68,096 and $57,048, respectively	441,643	409,766
Inventories	44,360	41,030
Prepaid expenses and other current assets	42,868	31,635
Assets held for sale - current	8,924	31,220
Total current assets	545,455	521,041
Rental equipment, net	3,196,518	3,077,287
Property, plant and equipment, net	315,444	304,659
Operating lease assets	234,468	219,405
Goodwill	1,012,135	1,011,429
Intangible assets, net	407,250	419,125
Other non-current assets	7,230	6,683
Assets held for sale - non-current	—	268,022
Total long-term assets	5,173,045	5,306,610
Total assets	$5,718,500	$5,827,651
Liabilities and equity
Accounts payable	$91,783	$109,349
Accrued expenses	120,301	109,542
Accrued employee benefits	43,647	56,340
Deferred revenue and customer deposits	209,726	203,793
Operating lease liabilities - current	54,110	50,499
Current portion of long-term debt	13,952	13,324
Liabilities held for sale - current	—	19,095
Total current liabilities	533,519	561,942
Long-term debt	3,035,521	3,063,042
Deferred tax liabilities	506,425	401,453
Operating lease liabilities - non-current	181,319	169,618
Other non-current liabilities	23,171	18,537
Liabilities held for sale - non-current	—	47,759
Long-term liabilities	3,746,436	3,700,409
Total liabilities	4,279,955	4,262,351
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 198,375,893 and 207,951,682 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	20	21
Additional paid-in-capital	2,435,571	2,886,951
Accumulated other comprehensive loss	(44,109)	(70,122)
Accumulated deficit	(952,937)	(1,251,550)
Total shareholders' equity	1,438,545	1,565,300
Total liabilities and shareholders' equity	$5,718,500	$5,827,651

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Leasing and services revenue:
Leasing	$449,320	$386,386	$889,271	$737,945
Delivery and installation	112,754	110,841	219,384	196,380
Sales revenue:
New units	9,004	9,927	19,661	15,714
Rental units	11,011	15,736	19,241	24,022
Total revenues	582,089	522,890	1,147,557	974,061
Costs:
Costs of leasing and services:
Leasing	98,556	88,111	196,071	168,445
Delivery and installation	81,349	82,537	156,356	153,117
Costs of sales:
New units	4,795	5,321	11,003	9,077
Rental units	5,067	8,478	9,521	13,370
Depreciation of rental equipment	64,450	63,230	123,606	120,778
Gross profit	327,872	275,213	651,000	509,274
Expenses:
Selling, general and administrative	146,810	150,129	297,702	288,273
Other depreciation and amortization	17,346	14,951	34,519	30,313
Currency losses (gains), net	14	(173)	6,789	(36)
Other income, net	(2,838)	(3,794)	(6,197)	(5,077)
Operating income	166,540	114,100	318,187	195,801
Interest expense	47,246	33,153	92,112	63,723
Income from continuing operations before income tax	119,294	80,947	226,075	132,078
Income tax expense from continuing operations	31,565	20,848	62,075	32,931
Income from continuing operations	87,729	60,099	164,000	99,147

Discontinued operations:
Income from discontinued operations before income tax	—	17,140	4,003	32,927
Gain on sale of discontinued operations	—	—	176,078	—
Income tax expense from discontinued operations	—	3,863	45,468	7,527
Income from discontinued operations	—	13,277	134,613	25,400

Net income	$87,729	$73,376	$298,613	$124,547

Earnings per share from continuing operations attributable to WillScot Mobile Mini common shareholders:
Basic	$0.44	$0.27	$0.80	$0.45
Diluted	$0.43	$0.26	$0.78	$0.44
Earnings per share from discontinued operations attributable to WillScot Mobile Mini common shareholders:
Basic	$—	$0.06	$0.66	$0.11
Diluted	$—	$0.06	$0.65	$0.11
Earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.44	$0.33	$1.46	$0.56
Diluted	$0.43	$0.32	$1.43	$0.55
Weighted average shares:
Basic	200,946,619	223,376,276	204,635,764	222,196,986
Diluted	204,326,162	227,484,012	208,233,141	226,983,150

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$87,729	$73,376	$298,613	$124,547
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0 for both the three and six months ended June 30, 2023 and 2022	5,915	(25,628)	13,849	(29,702)
Net gain on derivatives, net of income tax expense of $4,268 and $394 for the three months ended June 30, 2023 and 2022, respectively, and $4,046 and $1,171 for the six months ended June 30, 2023 and 2022, respectively.	12,831	1,176	12,164	3,497
Total other comprehensive income (loss)	18,746	(24,452)	26,013	(26,205)
Total comprehensive income	$106,475	$48,924	$324,626	$98,342

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	207,952	$21	$2,886,951	$(70,122)	$(1,251,550)	$1,565,300
Net income	—	—	—	—	210,884	210,884
Other comprehensive income	—	—	—	7,267	—	7,267
Withholding taxes on net share settlement of stock-based compensation	—	—	(10,058)	—	—	(10,058)
Stock-based compensation and issuance of Common Stock from vesting	355	—	8,150	—	—	8,150
Repurchase and cancellation of Common Stock	(4,589)	—	(217,687)	—	—	(217,687)
Issuance of Common Stock from the exercise of options	6	—	68	—	—	68
Balance at March 31, 2023	203,723	21	2,667,424	(62,855)	(1,040,666)	1,563,924
Net income	—	—	—	—	87,729	87,729
Other comprehensive income	—	—	—	18,746	—	18,746
Stock-based compensation and issuance of Common Stock from vesting	35	—	9,348	—	—	9,348
Repurchase and cancellation of Common Stock	(5,406)	(1)	(241,545)	—	—	(241,546)
Issuance of Common Stock from the exercise of options	24	—	344	—	—	344
Balance at June 30, 2023	198,376	$20	$2,435,571	$(44,109)	$(952,937)	$1,438,545

Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	223,940	$22	$3,616,902	$(29,071)	$(1,591,090)	$1,996,763
Net income	—	—	—	—	51,171	51,171
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Withholding taxes on net share settlement of stock-based compensation	—	—	(12,295)	—	—	(12,295)
Stock-based compensation and issuance of Common Stock from vesting	498	—	6,395	—	—	6,395
Repurchase and cancellation of Common Stock and warrants	(2,064)	—	(77,409)	—	—	(77,409)
Issuance of Common Stock from the exercise of options and warrants	800	—	3,313	—	—	3,313
Balance at March 31, 2022	223,174	22	3,536,906	(30,824)	(1,539,919)	1,966,185
Net income	—	—	—	—	73,376	73,376
Other comprehensive loss	—	—	—	(24,452)	—	(24,452)
Withholding taxes on net share settlement of stock-based compensation	—	—	(1,075)	—	—	(1,075)
Stock-based compensation and issuance of Common Stock from vesting	70	—	9,292	—	—	9,292
Repurchase and cancellation of Common Stock and warrants	(7,222)	—	(249,515)	—	—	(249,515)
Issuance of Common Stock from the exercise of options and warrants	69	—	139	—	—	139
Balance at June 30, 2022	216,091	$22	$3,295,747	$(55,276)	$(1,466,543)	$1,773,950

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities:
Net income	$298,613	$124,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,125	168,050
Provision for credit losses	22,193	18,865
Gain on sale of discontinued operations	(176,078)	—
Gain on sale of rental equipment and other property, plant and equipment	(11,691)	(14,195)
Amortization of debt discounts and debt issuance costs	5,501	6,975
Stock-based compensation expense	17,498	15,687
Deferred income tax expense	90,675	31,072
Loss on foreign currency forward contract	7,715	—
Unrealized currency losses, net	(1,030)	(71)
Other	2,176	1,916
Changes in operating assets and liabilities:
Trade receivables	(48,641)	(60,737)
Inventories	(2,273)	(9,293)
Prepaid expenses and other assets	(2,211)	(13,907)
Operating lease assets and liabilities	37	936
Accounts payable and other accrued expenses	(19,705)	34,756
Deferred revenue and customer deposits	10,016	29,252
Net cash provided by operating activities	350,920	333,853
Investing activities:
Proceeds from sale of discontinued operations	403,992	—
Acquisitions, net of cash acquired	(149,421)	(103,927)
Proceeds from sale of rental equipment	25,254	35,080
Purchase of rental equipment and refurbishments	(102,709)	(225,389)
Payment for settlement of foreign currency forward contract	(7,715)	—
Proceeds from the sale of property, plant and equipment	265	751
Purchase of property, plant and equipment	(11,189)	(20,253)
Net cash provided by (used in) investing activities	158,477	(313,738)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options	412	3,452
Repurchase and cancellation of Common Stock and warrants	(456,297)	(319,225)
Receipts from borrowings	628,538	454,322
Payment of financing costs	—	(8,021)
Repayment of borrowings	(674,719)	(127,607)
Principal payments on finance lease obligations	(8,133)	(10,353)
Taxes paid on employee stock awards	(10,058)	(13,370)
Net cash used in financing activities	(520,257)	(20,802)
Effect of exchange rate changes on cash and cash equivalents	746	(306)
Net change in cash and cash equivalents	(10,114)	(993)
Cash and cash equivalents at the beginning of the period	17,774	12,699
Cash and cash equivalents at the end of the period	$7,660	$11,706

Supplemental cash flow information:
Interest paid, net	$86,123	$59,980
Income taxes paid, net	$15,055	$10,608
Assets acquired under capital leases	$24,379	$17,065
Capital expenditures accrued or payable	$18,740	$39,949

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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Asset Acquisitions
During the six months ended June 30, 2023, the Company acquired certain assets and liabilities of five regional and local storage and modular companies, which consisted primarily of approximately 1,800 storage units and 700 modular units, for $149.4 million in cash, net of cash acquired. The accompanying consolidated financial statements include $147.9 million of rental equipment and $4.5 million of land held for sale as of June 30, 2023 as a result of these acquisitions. A sale of the acquired land is expected to close before the end of the year.
Integration Costs
The Company recorded $2.2 million and $5.2 million in integration costs related to asset acquisitions and the Merger within selling, general and administrative expense ("SG&A") during the three months ended June 30, 2023 and 2022, respectively, and $6.1 million and $9.3 million in integration costs related to acquisitions and the Merger during the six months ended June 30, 2023 and 2022, respectively.

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

Six Months Ended June 30, 2023
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
In January 2023, a $0.4 million adjustment was made to the gain on sale of the former Tank and Pump segment due to the final contractual working capital adjustment. Including this adjustment, the total gain on sale of discontinued operations was $176.1 million for the six months ended June 30, 2023.

	Three Months Ended June 30, 2022
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$22,078	$20,156	$42,234
Delivery and installation	9,219	5,342	14,561
Sales revenue:
New units	678	489	1,167
Rental units	110	679	789
Total revenues	32,085	26,666	58,751
Costs:
Costs of leasing and services:
Leasing	4,608	4,193	8,801
Delivery and installation	7,640	3,410	11,050
Costs of sales:
New units	496	322	818
Rental units	(23)	500	477
Depreciation of rental equipment	2,793	1,154	3,947
Gross profit	16,571	17,087	33,658
Expenses:
Selling, general and administrative	6,289	5,652	11,941
Other depreciation and amortization	2,413	1,690	4,103
Currency losses, net	—	46	46
Other expense, net	1	5	6
Operating income	7,868	9,694	17,562
Interest expense	190	232	422
Income from discontinued operations before income tax	7,678	9,462	17,140
Income tax expense from discontinued operations	1,997	1,866	3,863
Income from discontinued operations	$5,681	$7,596	$13,277
Other selected data:
Adjusted EBITDA from discontinued operations	$12,462	$12,230	$24,692

	Six Months Ended June 30, 2022
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$43,140	$40,727	$83,867
Delivery and installation	17,544	11,809	29,353
Sales revenue:			—
New units	1,360	617	1,977
Rental units	324	953	1,277
Total revenues	62,368	54,106	116,474
Costs:
Costs of leasing and services:
Leasing	8,915	8,430	17,345
Delivery and installation	14,651	7,334	21,985
Costs of sales:
New units	1,003	385	1,388
Rental units	72	657	729
Depreciation of rental equipment	6,323	2,292	8,615
Gross profit	31,404	35,008	66,412
Expenses:
Selling, general and administrative	12,501	11,769	24,270
Other depreciation and amortization	4,829	3,515	8,344
Currency losses, net	—	47	47
Other expense (income), net	20	(40)	(20)
Operating income	14,054	19,717	33,771
Interest expense	368	476	844
Income from discontinued operations before income tax	13,686	19,241	32,927
Income tax expense from discontinued operations	3,510	4,017	7,527
Income from discontinued operations	$10,176	$15,224	$25,400
Other selected data:
Adjusted EBITDA from discontinued operations	$23,968	$24,774	$48,742

December 31, 2022
(in thousands)	UK Storage Solutions
Assets
Cash and cash equivalents	$10,384
Trade receivables, net of allowances for doubtful accounts of $300	15,991
Inventories	3,058
Prepaid expenses and other current assets	1,787
Rental equipment, net	165,853
Property, plant and equipment, net	20,645
Operating lease assets	15,134
Goodwill	58,144
Intangible assets, net	6,414
Other non-current assets	1,832
Total assets held for sale	$299,242
Liabilities
Accounts payable	$4,515
Accrued expenses	3,273
Accrued employee benefits	1,009
Deferred revenue and customer deposits	6,850
Deferred tax liabilities	29,737
Operating lease liabilities	15,192
Other non-current liabilities	6,278
Total liabilities held for sale	$66,854
For the six months ended June 30, 2022, significant operating and investing items related to the former Tank and Pump segment were as follows:

(in thousands)	Six Months Ended June 30, 2022
Operating activities of discontinued operations:
Depreciation and amortization	$11,152
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$325
Purchases of rental equipment and refurbishments	$(13,658)
Purchases of property, plant and equipment	$(170)
The following table presents a reconciliation of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the former Tank and Pump segment for the three and six months ended June 30, 2022. See Note 16 for further information regarding Adjusted EBITDA.

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Income from discontinued operations	$5,681	$10,176
Income tax expense from discontinued operations	1,997	3,510
Income from discontinued operations before income tax	7,678	13,686
Interest expense	190	368
Depreciation and amortization	5,206	11,152
Stock compensation expense	135	239
Other	(747)	(1,477)
Adjusted EBITDA from discontinued operations	$12,462	$23,968

For the six months ended June 30, 2023 and 2022, significant operating and investing items related to the former UK Storage Solutions segment were as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities of discontinued operations:
Depreciation and amortization	$—	$5,807
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$514	$953
Purchases of rental equipment and refurbishments	$(371)	$(17,219)
Proceeds from sale of property, plant and equipment	$8	$502
Purchases of property, plant and equipment	$(64)	$(3,188)
The following table presents reconciliations of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the former UK Storage Solutions segment for the three and six months ended June 30, 2023 and 2022, respectively. See Note 16 for further information regarding Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income from discontinued operations	$—	$7,596	$134,243	$15,224
Gain on sale of discontinued operations	—	—	175,708	—
Income tax expense from discontinued operations	—	1,866	45,468	4,017
Income from discontinued operations before income tax and gain on sale	—	9,462	4,003	19,241
Interest expense	—	232	56	476
Depreciation and amortization	—	2,844	—	5,807
Currency losses, net	—	46	—	47
Stock compensation expense		29	(196)	47
Other		(383)	261	(844)
Adjusted EBITDA from discontinued operations	$—	$12,230	$4,124	$24,774

NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
US	$545,333	$485,286	$1,078,507	$906,970
Canada	30,839	32,901	57,780	58,174
Mexico	5,917	4,703	11,270	8,917
Total revenues	$582,089	$522,890	$1,147,557	$974,061
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

The Company’s revenue by major product and service line for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Modular space leasing revenue	$236,625	$204,667	$461,095	$395,056
Portable storage leasing revenue	93,462	81,186	190,777	151,890
VAPS and third party leasing revenues(a)	97,698	81,855	191,825	157,160
Other leasing-related revenue(b)	21,535	18,678	45,574	33,839
Leasing revenue	449,320	386,386	889,271	737,945
Delivery and installation revenue	112,754	110,841	219,384	196,380
Total leasing and services revenue	562,074	497,227	1,108,655	934,325
New unit sales revenue	9,004	9,927	19,661	15,714
Rental unit sales revenue	11,011	15,736	19,241	24,022
Total revenues	$582,089	$522,890	$1,147,557	$974,061

(a)
Includes $6.1 million and $5.6 million of service revenue for the three months ended June 30, 2023 and 2022, respectively, and $11.7 million and $11.5 million of service revenue for the six months ended June 30, 2023 and 2022, respectively.

(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (76% for both the three and six months ended June 30, 2023, and 73% and 75% for the three and six months ended June 30, 2022, respectively) was generated by rental income subject to the guidance of ASU 2018-11, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.
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
Activity in the allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$61,402	$47,124	$57,048	$45,773
Provision for credit losses, net of recoveries	13,390	9,593	22,193	17,904
Write-offs	(6,969)	(5,385)	(11,506)	(12,395)
Foreign currency translation and other	273	(48)	361	2
Balance at end of period	$68,096	$51,284	$68,096	$51,284
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. During the three months ended June 30, 2023, deferred revenue relating to services billed in advance of $26.2 million was recognized as revenue. As of June 30, 2023 and December 31, 2022, the Company had approximately $104.8 million and $102.2 million, respectively, of deferred revenue related to these services.
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

NOTE 5 - Leases
As of June 30, 2023, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2023 (remaining)	$33,230	$8,905
2024	60,869	17,994
2025	51,326	17,667
2026	39,676	17,351
2027	29,208	14,099
Thereafter	62,057	26,651
Total lease payments	276,366	102,667
Less: interest	(40,937)	(11,939)
Present value of lease liabilities	$235,429	$90,728
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.

The Company’s lease activity during the six months ended June 30, 2023 and 2022 was as follows:

(in thousands)	Six Months Ended June 30,
Financial Statement Line	2023	2022
Finance Lease Expense
Amortization of finance lease assets	$7,580	$6,820
Interest on obligations under finance leases	1,566	839
Total finance lease expense	$9,146	$7,659

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$723	$1,574
Selling, general and administrative	32,006	29,709
Short-term lease expense
Cost of leasing and services	12,404	16,739
Selling, general and administrative	905	986
Variable lease expense
Cost of leasing and services	1,675	2,822
Selling, general and administrative	4,847	3,419
Total operating lease expense	$52,560	$55,249
Supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022 was as follows:

(in thousands)	Six Months Ended June 30,
Supplemental Cash Flow Information	2023	2022
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$33,501	$30,918
Operating cash outflows from finance leases	$1,515	$837
Financing cash outflows from finance leases	$8,087	$7,506

Right of use assets obtained in exchange for lease obligations	$36,604	$19,030
Assets obtained in exchange for finance leases	$24,382	$14,576
Weighted average remaining operating lease terms and the weighted average discount rates as of June 30, 2023 and December 31, 2022 were as follows:

Lease Terms and Discount Rates	June 30, 2023	December 31, 2022
Weighted average remaining lease term - operating leases	5.6 years	5.8 years
Weighted average discount rate - operating leases	5.6%	5.0%
Weighted average remaining lease term - finance leases	5.1 years	4.9 years
Weighted average discount rate - finance leases	4.1%	3.1%
The Company presents information related to leasing revenues in Note 4.

NOTE 6 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$40,971	$38,611
Finished units	3,389	2,419
Inventories	$44,360	$41,030

NOTE 7 - Rental Equipment, net
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Modular space units	$3,406,542	$3,197,779
Portable storage units	851,818	849,193
Value added products	204,665	203,444
Total rental equipment	4,463,025	4,250,416
Less: accumulated depreciation	(1,266,507)	(1,173,129)
Rental equipment, net	$3,196,518	$3,077,287

NOTE 8 - Goodwill and Intangibles
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular	Storage	Total
Balance at December 31, 2021	$521,049	$492,552	$1,013,601
Effects of movements in foreign exchange rates	(2,172)	—	(2,172)
Balance at December 31, 2022	518,877	492,552	1,011,429
Effects of movements in foreign exchange rates	706	—	706
Balance at June 30, 2023	$519,583	$492,552	$1,012,135
The Company had no goodwill impairment during the six months ended June 30, 2023 or the year ended December 31, 2022.
Intangible Assets
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	June 30, 2023
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	5.0	$188,000	$(70,500)	$117,500
Technology	3.0	1,500	(750)	750
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$478,500	$(71,250)	$407,250

	December 31, 2022
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	5.5	$188,000	$(58,750)	$129,250
Technology	3.5	1,500	(625)	875
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$478,500	$(59,375)	$419,125
Amortization expense related to intangible assets was $6.0 million and $5.9 million for the three months ended June 30, 2023 and 2022, respectively, and $11.9 million and $11.8 million for the six months ended June 30, 2023 and 2022, respectively.
Based on the carrying value at June 30, 2023, future amortization of intangible assets is expected to be as follows for the years ended December 31:

(in thousands)
2023 (remaining)	$11,875
2024	23,750
2025	23,750
2026	23,625
2027	23,500
Thereafter	11,750
Total	$118,250

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	June 30, 2023	December 31, 2022
2025 Secured Notes	6.125%	2025	$521,523	$520,350
ABL Facility(a)	Varies	2027	1,943,243	1,988,176
2028 Secured Notes	4.625%	2028	493,979	493,470
Finance Leases	Varies	Varies	90,728	74,370
Total debt			3,049,473	3,076,366
Less: current portion of long-term debt			13,952	13,324
Total long-term debt			$3,035,521	$3,063,042
(a) As of June 30, 2023, the Company had $28.3 million of outstanding principal borrowings on the Multicurrency Facility and $2.3 million of related debt issuance costs recorded as a direct offset against the principal borrowings on the Multicurrency Facility. As of December 31, 2022, the Company had no outstanding principal borrowings on the Multicurrency Facility and $2.5 million of related debt issuance costs, which were recorded in other non-current assets on the condensed consolidated balance sheets.
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
On June 30, 2022, certain subsidiaries of the Company entered into an amendment to the ABL Facility to, among other things, extend the expiration date until June 30, 2027 and increase the aggregate principal amount of the revolving credit facilities to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility"), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or

Euros. The amendment also converted the interest rate for borrowings denominated in US Dollars from a LIBOR-based rate to a Term-SOFR-based rate with an interest period of one month and adjusted the applicable margins. The applicable margin for Canadian BA rate, Term SOFR, British Pounds Sterling and Euros loans is 1.50%. The facility includes a credit spread adjustment of 0.10% in addition to the applicable margin. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% based on excess availability or one step up of 0.25% based on the Company's leverage ratio. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. The weighted average interest rate on the balance outstanding as of June 30, 2023, as adjusted for the effects of the interest rate swap agreements, was 6.11%. Refer to Note 12 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Borrowing Base ("Line Cap"). At June 30, 2023, the Line Cap was $3.0 billion and the Borrowers had $1.0 billion of available borrowing capacity under the ABL Facility, including $829.4 million under the US Facility and $209.6 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $220.0 million letters of credit and $220.0 million of swingline loans. At June 30, 2023, the available capacity was $205.6 million of letters of credit and $212.0 million of swingline loans. At June 30, 2023, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $14.4 million of standby letters of credit under the ABL Facility at June 30, 2023.
The Company had approximately $2.0 billion outstanding principal under the ABL Facility at June 30, 2023. Debt issuance costs of $30.6 million were included in the carrying value of the ABL Facility at June 30, 2023.
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At June 30, 2023 and December 31, 2022, obligations under finance leases for certain real property and transportation related equipment were $90.7 million and $74.4 million, respectively. Refer to Note 5 for further information.
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of June 30, 2023.

NOTE 10 – Equity
Common Stock
In connection with the stock compensation vesting events and stock option exercises described in Note 14, the Company issued 419,530 shares of Common Stock during the six months ended June 30, 2023.
Stock Repurchase Program
In May 2023, the Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing, business, legal, accounting, and other considerations.
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
During the six months ended June 30, 2023, the Company repurchased 9,995,319 shares of Common Stock for $454.9 million, excluding excise tax. As of June 30, 2023, $854.1 million of the approved share repurchase pool remained available.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30, 2023
(in thousands)	Foreign currency translation	Unrealized gains on hedging activities	Total
Balance at December 31, 2022	$(70,122)	$—	$(70,122)
Other comprehensive income before reclassifications	7,934	859	8,793
Reclassifications from AOCI to income	—	(1,526)	(1,526)
Balance at March 31, 2023	(62,188)	(667)	(62,855)
Other comprehensive income before reclassifications	5,915	15,761	21,676
Reclassifications from AOCI to income	—	(2,930)	(2,930)
Balance at June 30, 2023	$(56,273)	$12,164	$(44,109)

	Six Months Ended June 30, 2022
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2021	$(25,574)	$(3,497)	$(29,071)
Other comprehensive loss before reclassifications	(4,074)	(569)	(4,643)
Reclassifications from AOCI to income	—	2,890	2,890
Balance at March 31, 2022	(29,648)	(1,176)	(30,824)
Other comprehensive loss before reclassifications	(25,628)	(464)	(26,092)
Reclassifications from AOCI to income	—	1,640	1,640
Balance at June 30, 2022	$(55,276)	$—	$(55,276)
For the three months ended June 30, 2023 and 2022, a gain of $2.9 million and a loss of $1.6 million, respectively, were reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. For the six months ended June 30, 2023 and 2022, a gain of $4.5 million and a loss of $4.5 million, respectively, were reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. The interest rate swaps are discussed in Note 12. Associated with these reclassifications, the Company recorded tax expense of $0.7 million and a tax benefit of $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and tax expense of $1.1 million and a tax benefit of $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 11 – Income Taxes
The Company recorded $31.6 million and $62.1 million of income tax expense for the three and six months ended June 30, 2023, respectively, and $20.8 million and $32.9 million of income tax benefit for the three and six months ended June 30, 2022, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 26.5% and 27.5%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2022 was 25.8% and 24.9%, respectively.
The effective tax rate for the three and six months ended June 30, 2023 differs from the US federal statutory rate of 21% primarily due to state and provincial taxes and an add-back for non-deductible executive compensation. The effective tax rate for the three and six months ended June 30, 2022 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes offset by a discrete tax benefit related to employee stock vesting.

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

In January 2023, the Company entered into two interest rate swap agreements with financial counterparties relating to $750.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and makes payments based on a weighted average fixed interest rate of 3.44% on the notional amount. The swap agreements were designated and qualified as hedges of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. The floating rate that the Company receives under the terms of these swap agreements was 5.08% at June 30, 2023.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	June 30, 2023
Cash Flow Hedges:
Interest rate swap	Prepaid expenses and other current assets	$13,215
Interest rate swap	Other non-current assets	$3,134
The fair values of the interest rate swaps are based on dealer quotes of market forward rates, Level 2 inputs on the fair value hierarchy, and reflect the amounts that the Company would receive or pay as of June 30, 2023 for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statements of operations for the six months ended June 30, 2023 and 2022:

(in thousands)	2023	2022
Gain recognized in OCI	$20,666	$4,669
Location of gain (loss) recognized in income	Interest expense, net	Interest expense, net
(Gain) loss reclassified from AOCI into income	$(4,456)	$4,530
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
The location and the impact of the foreign currency contract, excluding the impact of income taxes, on the Company’s statement of operations for the six months ended June 30, 2023 was as follows:

(in thousands)	Income Statement Location	Six Months Ended June 30, 2023
Loss recognized in income	Currency losses, net	$7,715

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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of finance leases at June 30, 2023 approximate their respective book values.
The following table shows the carrying amounts and fair values of financial liabilities which are disclosed, but not measured, at fair value, including their levels in the fair value hierarchy:

	June 30, 2023				December 31, 2022
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facility	$1,943,243	$—	$1,973,819	$—	$1,988,176	$—	$2,020,000	$—
2025 Secured Notes	521,523	—	524,989	—	520,350	—	526,800	—
2028 Secured Notes	493,979	—	459,790	—	493,470	—	450,135	—
Total	$2,958,745	$—	$2,958,598	$—	$3,001,996	$—	$2,996,935	$—
As of June 30, 2023, the carrying values of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $30.6 million, $5.0 million, and $6.0 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2022, the carrying value of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $31.8 million, $6.2 million, and $6.5 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
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
Restricted Stock Awards
The following table summarizes the Company's RSA activity for the six months ended June 30, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	35,244	$37.17	36,176	$29.30
Granted	25,483	$44.59	35,244	$37.17
Vested	(35,244)	$37.17	(36,176)	$29.30
Outstanding at end of period	25,483	$44.59	35,244	$37.17

Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.6 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was $1.0 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.9 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the six months ended June 30, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	789,779	$26.16	997,451	$18.54
Granted	213,388	$50.74	357,639	$35.53
Forfeited	(43,486)	$34.67	(31,712)	$30.45
Vested	(281,153)	$22.40	(437,571)	$16.61
Outstanding at end of period	678,528	$34.91	885,807	$25.93
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $2.2 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively. Compensation expense for RSUs recognized in SG&A on the condensed consolidated statements of operations was $4.0 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, unrecognized compensation cost related to Time-Based RSUs totaled $19.0 million and is expected to be recognized over the remaining weighted average vesting period of 2.5 years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity for the six months ended June 30, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,894,250	$33.67	1,536,394	$26.34
Granted	376,826	$69.52	745,079	$42.34
Forfeited	(985)	$69.52	(30,712)	$41.81
Vested	(181,319)	$16.82	(313,152)	$16.45
Outstanding at end of period	2,088,772	$41.54	1,937,609	$33.84
Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $6.9 million and $6.5 million for the three months ended June 30, 2023 and 2022, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $12.7 million and $10.3 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, unrecognized compensation cost related to Performance-Based RSUs totaled $49.2 million and is expected to be recognized over the remaining vesting period of 1.9 years.
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

Stock Options
The following table summarizes the Company's stock option activity for the six months ended June 30, 2023:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	864,276	$12.91
Exercised	—	$—	(29,335)	$14.06
Outstanding at end of period	534,188	$13.60	834,941	$12.87

Fully vested and exercisable options, June 30, 2023	534,188	$13.60	834,941	$12.87
The following table summarizes the Company's stock option activity for the six months ended June 30, 2022:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	1,527,643	$14.66
Exercised	—	$—	(237,819)	$14.51
Outstanding at end of period	534,188	$13.60	1,289,824	$14.68

Fully vested and exercisable options, June 30, 2022	534,188	$13.60	1,289,824	$14.68
WillScot Options
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million for the six months ended June 30, 2022.

NOTE 15 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2023, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 16 - Segment Reporting
The Company operates in two reportable segments as follows: Modular Solutions ("Modular") and Storage Solutions ("Storage"). Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant. During the first quarter of 2023, the ground level office business within the Modular segment was transferred to the Storage segment, and associated revenues, expenses, and operating metrics were transferred to the Storage segment. All periods presented have been retrospectively revised to reflect this change within the Modular and Storage segments. For the three months ended June 30, 2022, this resulted in approximately $12.4 million of revenue and $7.2 million of gross profit being transferred from the Modular segment to the Storage segment. For the six months ended June 30, 2022, $23.6 million of revenue and $13.5 million of gross profit were transferred from the Modular segment to the Storage segment.
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

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30, 2023
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$281,095	$168,225		$449,320
Delivery and installation	75,168	37,586		112,754
Sales revenue:
New units	7,171	1,833		9,004
Rental units	7,241	3,770		11,011
Total revenues	370,675	211,414		582,089

Costs:
Cost of leasing and services:
Leasing	77,342	21,214		98,556
Delivery and installation	58,543	22,806		81,349
Cost of sales:
New units	3,855	940		4,795
Rental units	3,191	1,876		5,067
Depreciation of rental equipment	55,004	9,446		64,450
Gross profit	$172,740	$155,132		$327,872
Other selected data:
Adjusted EBITDA from continuing operations	$151,443	$109,898	$—	$261,341
Selling, general and administrative expense	$79,397	$54,710	$12,703	$146,810
Purchases of rental equipment and refurbishments	$50,371	$5,210	$—	$55,581

	Three Months Ended June 30, 2022
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$241,525	$144,861		$386,386
Delivery and installation	71,988	38,853		110,841
Sales revenue:
New units	8,450	1,477		9,927
Rental units	13,291	2,445		15,736
Total revenues	335,254	187,636		522,890

Costs:
Cost of leasing and services:
Leasing	65,446	22,665		88,111
Delivery and installation	57,615	24,922		82,537
Cost of sales:
New units	4,209	1,112		5,321
Rental units	6,878	1,600		8,478
Depreciation of rental equipment	54,495	8,735		63,230
Gross profit	$146,611	$128,602		$275,213
Other selected data:
Adjusted EBITDA from continuing operations	$122,824	$85,819	$—	$208,643
Selling, general and administrative expense	$82,366	$52,492	$15,271	$150,129
Purchases of rental equipment and refurbishments	$82,482	$34,282	$—	$116,764

	Six Months Ended June 30, 2023
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$550,366	$338,905		$889,271
Delivery and installation	139,989	79,395		219,384
Sales revenue:
New units	16,092	3,569		19,661
Rental units	13,898	5,343		19,241
Total revenues	720,345	427,212		1,147,557

Costs:
Cost of leasing and services:
Leasing	150,924	45,147		196,071
Delivery and installation	110,046	46,310		156,356
Cost of sales:
New units	9,520	1,483		11,003
Rental units	6,561	2,960		9,521
Depreciation of rental equipment	105,219	18,387		123,606
Gross profit	$338,075	$312,925		$651,000
Other selected data:
Adjusted EBITDA from continuing operations	$288,407	$219,776	$—	$508,183
Selling, general and administrative expense	$161,213	$112,385	$24,104	$297,702
Purchases of rental equipment and refurbishments	$89,783	$12,555	$—	$102,338

	Six Months Ended June 30, 2022
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$464,823	$273,122		$737,945
Delivery and installation	126,320	70,060		196,380
Sales revenue:
New units	13,294	2,420		15,714
Rental units	19,364	4,658		24,022
Total revenues	623,801	350,260		974,061

Costs:
Cost of leasing and services:
Leasing	126,776	41,669		168,445
Delivery and installation	105,521	47,596		153,117
Cost of sales:
New units	7,465	1,612		9,077
Rental units	10,327	3,043		13,370
Depreciation of rental equipment	104,503	16,275		120,778
Gross profit	$269,209	$240,065		$509,274
Other selected data:
Adjusted EBITDA from continuing operations	$222,410	$154,006	$—	$376,416
Selling, general and administrative expense	$157,004	$104,354	$26,915	$288,273
Purchases of rental equipment and refurbishments	$140,059	$54,453	$—	$194,512

The following table presents reconciliations of the Company’s income from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income from continuing operations	$87,729	$60,099	$164,000	$99,147
Income tax expense from continuing operations	31,565	20,848	62,075	32,931
Interest expense	47,246	33,153	92,112	63,723
Depreciation and amortization	81,796	78,181	158,125	151,091
Currency losses (gains), net	14	(173)	6,789	(36)
Restructuring costs, lease impairment expense and other related charges (income)	—	(95)	22	168
Transaction costs	—	22	—	35
Integration costs	2,247	5,193	6,120	9,280
Stock compensation expense	9,348	9,128	17,498	15,401
Other	1,396	2,287	1,442	4,676
Adjusted EBITDA from continuing operations	$261,341	$208,643	$508,183	$376,416

NOTE 17 - Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2023	2022	2023	2022
Numerator:
Income from continuing operations	$87,729	$60,099	$164,000	$99,147
Income from discontinued operations	—	13,277	134,613	25,400
Net income	$87,729	$73,376	$298,613	$124,547

Denominator:
Weighted average Common Shares outstanding – basic	200,947	223,376	204,636	222,197
Dilutive effect of shares outstanding
Warrants	—	1,746	—	1,818
RSAs	16	18	21	22
Time-based RSUs	242	307	309	395
Performance-based RSUs	2,148	952	2,274	1,385
Stock Options	973	1,085	993	1,166
Weighted average Common Shares outstanding – dilutive	204,326	227,484	208,233	226,983
The following amounts of common shares that the Company may be obligated to issue were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2023	2022	2023	2022
Time-based RSUs	210	—	211	—
Performance-based RSUs	373	1,253	187	904
Total anti-dilutive shares	583	1,253	398	904

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and six months ended June 30, 2023 or prior periods.
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

Executive Summary and Outlook
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of June 30, 2023, our branch network included approximately 240 branch locations and additional drop lots to service our over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 155,000 modular space units and over 211,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable reoccurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its reoccurring nature and the underlying stability and diversification of our lease portfolio. Furthermore, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio, excluding seasonal portable storage units, is approximately 34 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction sector, which collectively accounted for approximately 88% of our revenues in the six months ended June 30, 2023.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our acquisition strategy, delivering “Ready to Work” solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.
Significant Developments
Customer Relationship Management ("CRM") System
On February 6, 2023, we successfully completed the harmonization of our separate Modular and Storage CRM systems onto a single unified system. With this enhanced platform, we have a combined view of our customers and projects across the entire sales team. Going forward, we will focus on productivity management and building a more targeted and predictive approach to anticipate and service customer demand, with continued improvement in engagement and outreach underpinned by our data warehouse.
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
Asset Acquisitions
During the six months ended June 30, 2023, we acquired certain assets and liabilities of five regional and local storage and modular companies, which consisted primarily of approximately 1,800 storage units and 700 modular units, for $149.4 million in cash, net of cash acquired. The accompanying consolidated financial statements include $147.9 million of rental equipment and $4.5 million of land held for sale as a result of these acquisitions.
Share Repurchases
During the six months ended June 30, 2023, we repurchased 9,995,319 shares of Common Stock for $454.9 million. As of June 30, 2023, $854.1 million of the approved share repurchase pool remained available. Given the predictability of our free cash flow, we believe that repurchases will be a reoccurring capital allocation priority.
Inflation and Supply Chain Issues
Similar to many other organizations, we have faced inflationary pressures over the past several years across most of our input costs such as building materials, labor, transportation and fuel. Inflation has contributed to increased capital costs both for new units as well as for refurbishment of our existing units. However, given our scale and our strong rate performance, we believe we have been able to navigate the inflationary environment well and have consistently driven margin improvements during this period of rising costs. Additionally, because we derive the majority of our revenue from leasing our existing lease fleet units to customers and our material purchases to maintain these units consist primarily of general building materials, we have not experienced significant supply chain issues to date.
Second Quarter Highlights
For the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 unless otherwise noted, key drivers of our financial performance included:
•Total revenues increased $59.2 million, or 11.3%. Leasing revenue increased $62.9 million, or 16.3%, delivery and installation revenue increased $1.9 million, or 1.7%, rental unit sales decreased $4.7 million, or 29.9%, and new unit sales revenue decreased $0.9 million, or 9.1%.
Key leasing revenue drivers included:
•Average portable storage units on rent decreased 10,301 units, or 6.3%, and average modular space units on rent decreased 3,529 units, or 3.4%.
•Average modular space monthly rental rate increased $169, or 19.2%, to $1,051 driven by strong pricing performance across both segments. Average modular space monthly rental rates increased by $163, or 17.4%, in the Modular segment and by $167, or 25.0%, in the Storage segment.
•Average portable storage monthly rental rate increased $48, or 27.0%, to $226 driven by increased pricing as a result of our price management tools and processes.
•Average utilization for portable storage units decreased to 73.1% from 86.0% for the same period in 2022 driven by decreased demand in 2023 as compared to the same period in 2022. Average utilization for modular space units decreased 360 basis points ("bps") to 65.1%.
•Modular segment revenue, which represented 63.7% of consolidated revenue for the three months ended June 30, 2023, increased $35.4 million, or 10.6%, to $370.7 million. The increase was driven by our core leasing revenue, which increased $39.6 million, or 16.4%, due to continued growth of pricing and VAPS, and by delivery and installation revenues, which increased $3.2 million, or 4.4%, driven by increased pricing. Rental unit sales decreased $6.2 million, or 46.3%, and new unit sales decreased $1.3 million, or 15.3%. Modular revenue drivers for the three months ended June 30, 2023 included:
•Modular space average monthly rental rate of $1,102 increased 17.4% year over year representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
•Average modular space units on rent decreased 497, or 0.6%, year over year.
•Average modular space monthly utilization decreased 190 bps to 65.8% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
•Storage segment revenue, which represented 36.3% of consolidated revenue for the three months ended June 30, 2023, increased $23.7 million, or 12.6%, to $211.4 million. The increase was driven by our core leasing revenue, which grew $23.3 million, or 16.1%, due to increased pricing, and was partially offset by lower units on rent volumes and lower delivery and installation revenues, which decreased $1.3 million, or 3.3%. Rental unit sales increased $1.4 million, or 58.3%, and new unit sales increased $0.3 million, or 20.0%. Storage revenue drivers for the three months ended June 30, 2023 included:
•Portable storage average monthly rental rate of $226 increased 27.0% year over year as a result of our price management tools and processes and early benefits from increased VAPS penetration opportunities. Modular space average monthly rental rate of $835 increased 25.0% year over year as a result of price optimization and increased VAPS penetration.
•Average portable storage units on rent decreased 10,282, or 6.3%, year over year driven by lower demand during 2023 versus the high growth achieved in 2022. Average modular space units on rent decreased 3,032, or 13.6%, year over year.
•Average portable storage monthly utilization decreased 12.9% to 73.2% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Average modular space monthly utilization decreased 10.4% to 62.3% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
•Generated income from continuing operations of $87.7 million for the three months ended June 30, 2023. Discrete costs in the period included $2.2 million of integration costs.
•Generated Adjusted EBITDA from continuing operations of $261.3 million for the three months ended June 30, 2023, representing an increase of $52.7 million, or 25.3%, as compared to the same period in 2022. This increase was driven primarily by increased leasing and delivery and installation gross profit.
•Adjusted EBITDA margin from continuing operations was 44.9% in the second quarter of 2023 and increased 500 bps versus prior year driven by continued expansion of all margin lines. Most significantly, delivery and installation margins increased 230 bps versus prior year and leasing margins increased 90 bps versus prior year both driven primarily by increased pricing. Additionally, selling, general, and administrative expenses included in Adjusted EBITDA decreased as a percentage of revenue by 260 bps versus 2022 driving the majority of the remaining margin expansion.
•Net cash provided by operating activities increased $13.8 million to $202.2 million for the three months ended June 30, 2023 despite the divestitures of the Tank and Pump and UK Storage Segments. Net cash used in investing activities, excluding cash used as part of acquisitions, decreased by $76.3 million as a result of reduced refurbishment spending and decreased purchases of new fleet as a result of lower utilization.
•Generated Free Cash Flow of $159.6 million for the three months ended June 30, 2023 representing an increase of $90.2 million as compared to the same period in 2022. This Free Cash Flow along with additional net borrowings under the ABL Facility (defined as receipts from borrowings, less repayment of borrowings from the condensed consolidated statement of cash flows) and proceeds of $404.3 million related to the sale of the former UK Storage Solutions segment, net of the settlement of a contingent foreign currency forward contract to sell £330.0 million upon the closing of the sale, were deployed to:
•Acquire three regional and local storage and modular portfolios of approximately 1,500 storage units and 200 modular units for $69.8 million; and
•Return $239.2 million to shareholders through stock repurchases, reducing outstanding Common Stock by 5,406,011 shares.
•We believe the predictability of our free cash flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, maintaining leverage in our stated range, opportunistically executing accretive acquisitions, and returning capital to shareholders.

Consolidated Results of Operations
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Our condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022 are presented below.

	Three Months Ended June 30,		2023 vs. 2022 $ Change
(in thousands)	2023	2022
Revenues:
Leasing and services revenue:
Leasing	$449,320	$386,386	$62,934
Delivery and installation	112,754	110,841	1,913
Sales revenue:
New units	9,004	9,927	(923)
Rental units	11,011	15,736	(4,725)
Total revenues	582,089	522,890	59,199
Costs:
Costs of leasing and services:
Leasing	98,556	88,111	10,445
Delivery and installation	81,349	82,537	(1,188)
Costs of sales:
New units	4,795	5,321	(526)
Rental units	5,067	8,478	(3,411)
Depreciation of rental equipment	64,450	63,230	1,220
Gross profit	327,872	275,213	52,659
Expenses:
Selling, general and administrative	146,810	150,129	(3,319)
Other depreciation and amortization	17,346	14,951	2,395
Currency losses (gains), net	14	(173)	187
Other income, net	(2,838)	(3,794)	956
Operating income	166,540	114,100	52,440
Interest expense	47,246	33,153	14,093
Income from continuing operations before income tax	119,294	80,947	38,347
Income tax expense from continuing operations	31,565	20,848	10,717
Income from continuing operations	87,729	60,099	27,630

Discontinued operations:
Income from discontinued operations before income tax	—	17,140	(17,140)
Income tax expense from discontinued operations	—	3,863	(3,863)
Income from discontinued operations	—	13,277	(13,277)

Net income	$87,729	$73,376	$14,353
Comparison of Three Months Ended June 30, 2023 and 2022
Revenue: Total revenue increased $59.2 million, or 11.3%, to $582.1 million for the three months ended June 30, 2023 from $522.9 million for the three months ended June 30, 2022. Leasing revenue increased $62.9 million, or 16.3%, as compared to the same period in 2022 driven by improved pricing and value added products penetration, partially offset by a decrease of 13,830 average total units on rent. Delivery and installation revenues increased $1.9 million, or 1.7%, due to increased pricing across both of our segments. Rental unit sales decreased $4.7 million, or 29.9%, and new unit sales decreased $0.9 million, or 9.1%.

Total average units on rent for the three months ended June 30, 2023 and 2022 were 254,554 and 268,384, respectively, representing a decrease of 13,830, or 5.2%. Portable storage average units on rent decreased by 10,301 units, or 6.3%, for the three months ended June 30, 2023 driven by lower demand in 2023 as compared to strong delivery and unit on rent growth in 2022. The average portable storage unit utilization rate during the three months ended June 30, 2023 was 73.1% as compared to 86.0% during the same period in 2022. Modular space average units on rent decreased 3,529 units, or 3.4%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The average modular space unit utilization rate during the three months ended June 30, 2023 was 65.1% as compared to 68.7% during the same period in 2022.
Modular space average monthly rental rates increased 19.2% to $1,051 for the three months ended June 30, 2023. Average modular space monthly rental rates increased by $163, or 17.4%, to $1,102 in the Modular segment and by $167, or 25.0%, in the Storage segment. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our Modular segment as well as by application of these same price management tools and processes across the Storage segment.
Average portable storage monthly rental rates increased 27.0% to $226 for the three months ended June 30, 2023 driven by our price management tools and processes and early benefits from increased VAPS penetration opportunities on our basic VAPS offerings in the Storage segment, which began in the second quarter of 2022.
Gross Profit: Gross profit increased $52.7 million, or 19.1%, to $327.9 million for the three months ended June 30, 2023 from $275.2 million for the three months ended June 30, 2022. The increase in gross profit was a result of a $52.4 million increase in leasing gross profit and increased delivery and installation gross profit of $3.1 million, partially offset by decreased new and rental unit sales gross profit of $1.7 million. Increases were primarily a result of increased revenues due to favorable average monthly rental rates and delivery and installation pricing across both portable storage and modular space units, which offset lower unit on rent volumes. Cost of leasing and services increased by $9.3 million, or 5.4%, for the three months ended June 30, 2023 versus the three months ended June 30, 2022, driven by a $7.6 million, or 13.4%, increase in labor costs, a $2.8 million, or 11.6%, increase in material costs, and a $1.4 million, or 6.0%, increase in vehicle, equipment and other costs, partially offset by a $2.6 million, or 3.9%, decrease in subcontractor costs. Cost of sales decreased by $3.9 million, or 28.5%, which is in line with decreased sales revenues of 22.9% for the three months ended June 30, 2023, resulting in improved sales gross profit margins. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective change in sales volume and inflationary pressures impacting our business. Increases in gross profit were offset partially by increased depreciation of $1.2 million, or 1.9%, as a result of capital investments made over the past twelve months in rental equipment including acquired fleet.
Our resulting gross profit percentage was 56.3% and 52.6% for the three months ended June 30, 2023 and 2022, respectively. Our gross profit percentage, excluding the effects of depreciation, was 67.4% and 64.7% for the three months ended June 30, 2023 and 2022, respectively. These increases were driven primarily by continued price optimization within leasing, delivery, and installation revenues and execution of VAPS penetration opportunities that have outpaced increases in cost of leasing and services.
SG&A: Selling, general and administrative expense ("SG&A") decreased $3.3 million, or 2.2%, to $146.8 million for the three months ended June 30, 2023, compared to $150.1 million for the three months ended June 30, 2022. Integration expenses declined $3.0 million, or 56.8%, during the period and service agreements and professional fees decreased $1.5 million, or 6.8%. Employee SG&A excluding stock compensation decreased $5.9 million, or 8.6%, primarily as a result of reduced variable compensation. Real estate costs increased $2.1 million, or 11.6%, and non-income business taxes increased $1.0 million, or 53.0%, partially offsetting these declines.
Other Depreciation and Amortization: Other depreciation and amortization increased $2.3 million to $17.3 million for the three months ended June 30, 2023 compared to $15.0 million for the three months ended June 30, 2022. The increase was driven by increased depreciation as a result of our recent investments in our CRM system and other infrastructure improvements across our branch network.
Currency Losses (Gains), net: Currency losses, net increased by $0.2 million for the three months ended June 30, 2023. This change was primarily attributable to the impact of foreign currency exchanges rate changes on intercompany receivables and payables denominated in a currency other than the subsidiary's functional currency.
Other Income, Net: Other income, net was $2.8 million for the three months ended June 30, 2023 compared to $3.8 million for the three months ended June 30, 2022. The decrease in other income, net was related to a decrease in insurance recoveries during 2023 as compared to 2022 related to hurricanes in the Gulf Coast and Florida areas of the United States.
Interest Expense: Interest expense increased $14.0 million, or 42.2%, to $47.2 million for the three months ended June 30, 2023 from $33.2 million for the three months ended June 30, 2022. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates and higher outstanding debt balances. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Income Tax Expense: Income tax expense increased $10.8 million to $31.6 million for the three months ended June 30, 2023 compared to $20.8 million for the three months ended June 30, 2022. The increase in expense was driven by an increase in income from continuing operations before income tax for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Income from Discontinued Operations: Income from discontinued operations was related to the former UK Storage Solutions and Tank and Pump segments, which were sold in prior periods.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Our condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 are presented below.

	Six Months Ended June 30,		2023 vs. 2022 $ Change
(in thousands)	2023	2022
Revenues:
Leasing and services revenue:
Leasing	$889,271	$737,945	$151,326
Delivery and installation	219,384	196,380	23,004
Sales revenue:
New units	19,661	15,714	3,947
Rental units	19,241	24,022	(4,781)
Total revenues	1,147,557	974,061	173,496
Costs:
Costs of leasing and services:
Leasing	196,071	168,445	27,626
Delivery and installation	156,356	153,117	3,239
Costs of sales:
New units	11,003	9,077	1,926
Rental units	9,521	13,370	(3,849)
Depreciation of rental equipment	123,606	120,778	2,828
Gross profit	651,000	509,274	141,726
Expenses:
Selling, general and administrative	297,702	288,273	9,429
Other depreciation and amortization	34,519	30,313	4,206
Currency losses (gains), net	6,789	(36)	6,825
Other income, net	(6,197)	(5,077)	(1,120)
Operating income	318,187	195,801	122,386
Interest expense	92,112	63,723	28,389
Income from continuing operations before income tax	226,075	132,078	93,997
Income tax expense from continuing operations	62,075	32,931	29,144
Income from continuing operations	164,000	99,147	64,853

Discontinued operations:
Income from discontinued operations before income tax	4,003	32,927	(28,924)
Gain on sale of discontinued operations	176,078	—	176,078
Income tax expense from discontinued operations	45,468	7,527	37,941
Income from discontinued operations	134,613	25,400	109,213

Net income	$298,613	$124,547	$174,066

Comparison of Six Months Ended June 30, 2023 and 2022
Revenue: Total revenue increased $173.5 million, or 17.8%, to $1,147.6 million for the six months ended June 30, 2023 from $974.1 million for the six months ended June 30, 2022. Leasing revenue increased $151.3 million, or 20.5%, as compared to the same period in 2022 driven by improved pricing and value added products penetration, partially offset by a decrease of 1,478 average modular space and portable storage units on rent. Delivery and installation revenues increased $23.0 million, or 11.7%, due to increased pricing across both of our segments. Rental unit sales decreased $4.8 million, or 19.9%, and new unit sales increased $3.9 million, or 25.1%.
Total average units on rent for the six months ended June 30, 2023 and 2022 were 260,891 and 262,369, respectively. Modular space average units on rent decreased 2,480 units, or 2.4%, and portable storage average units on rent increased by 1,002 units, or 0.6%, for the six months ended June 30, 2023. The average modular space unit utilization rate during the six months ended June 30, 2023 was 65.6% as compared to 68.6% during the same period in 2022. The average portable storage unit utilization rate during the six months ended June 30, 2023 was 75.9%, as compared to 84.5% during the same period in 2022.
Modular space average monthly rental rates increased 19.4% to $1,020 for the six months ended June 30, 2023. Average portable storage monthly rental rates increased 27.7% to $221 for the six months ended June 30, 2023. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our Modular segment as well as by application of these same price management tools and processes across the Storage segment and from early benefits from increased VAPS penetration opportunities on our basic VAPS offerings in the Storage segment, which began in the second quarter of 2022.
Gross Profit: Gross profit increased $141.7 million, or 27.8%, to $651.0 million for the six months ended June 30, 2023 from $509.3 million for the six months ended June 30, 2022. The increase in gross profit is a result of a $123.7 million increase in leasing gross profit, increased delivery and installation gross profit of $19.8 million, and increased new and rental unit sale margins of $1.1 million. Increases were primarily a result of increased revenues due to favorable average monthly rental rates and delivery and installation pricing across both portable storage and modular space units, which offset lower unit on rent volumes. Cost of leasing and services increased by $30.9 million, or 9.6%, for the six months ended June 30, 2023 versus the six months ended June 30, 2022, driven by a $15.0 million, or 13.6%, increase in labor costs, an $8.5 million, or 19.1%, increase in material costs, a $4.0 million, or 3.3%, increase in subcontractor costs, and a $3.4 million, or 7.5%, increase in vehicle, equipment and other costs. Cost of sales decreased by $1.9 million, or 8.6%, which is in line with decreased sales revenues of 2.3% for the six months ended June 30, 2023, resulting in improved sales gross profit margins. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective change in sales volume and inflationary pressures impacting our business. Depreciation increased to $123.6 million as a result of capital investments made over the past twelve months in rental equipment including acquired fleet.
Our gross profit percentage was 56.7% and 52.3% for the six months ended June 30, 2023 and 2022, respectively. Our gross profit percentage, excluding the effects of depreciation, was 67.5% and 64.7% for the six months ended June 30, 2023 and 2022, respectively. These increases were driven primarily by continued price optimization within leasing, delivery, and installation revenues and execution of VAPS penetration opportunities that have outpaced increases in cost of leasing and services.
SG&A: Selling, general and administrative expense ("SG&A") increased $9.4 million, or 3.3%, to $297.7 million for the six months ended June 30, 2023, compared to $288.3 million for the six months ended June 30, 2022. Real estate costs increased $4.2 million, or 11.4%, travel expenses increased $4.2 million, or 42.4%, due to increased travel and training, non-income business taxes increased $2.2 million, or 53.2%, and our provision for credit losses increased $3.2 million, or 48.8%. Stock compensation expense increased $2.1 million to $17.5 million for the six months ended June 30, 2023, compared to $15.4 million for the six months ended June 30, 2022. Partially offsetting these increases, integration expenses declined $3.2 million, or 34.1%, during the period and service agreements and professional fees decreased $2.7 million, or 6.7%. Employee SG&A excluding stock compensation decreased $2.0 million, or 1.5%, primarily as a result of reduced variable compensation.
Other Depreciation and Amortization: Other depreciation and amortization increased $4.2 million to $34.5 million for the six months ended June 30, 2023 compared to $30.3 million for the six months ended June 30, 2022. The increase was driven by increased depreciation as a result of our recent investments in our CRM system and other infrastructure improvements across our branch network.
Currency (Gains) Losses, Net: Currency losses, net increased by $6.8 million to a $6.8 million loss for the six months ended June 30, 2023. This change was primarily attributable to a loss on the settlement of the contingent foreign currency forward contract relating to the sale of the former UK Storage Solutions segment.
Other Income, Net: Other income, net was $6.2 million for the six months ended June 30, 2023 compared to $5.1 million for the six months ended June 30, 2022. The increase in other income, net was related to an increase in insurance recoveries during the six months ended 2023 as compared to the six months ended 2022 related to hurricanes in the Gulf Coast and Florida areas of the United States.

Interest Expense: Interest expense increased $28.4 million to $92.1 million for the six months ended June 30, 2023 from $63.7 million for the six months ended June 30, 2022. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates and higher outstanding debt balances. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Income Tax Expense: Income tax expense increased $29.1 million to expense of $62.1 million for the six months ended June 30, 2023 compared to $32.9 million for the six months ended June 30, 2022. The increase in expense was driven by an increase in income from continuing operations before income tax for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Income from Discontinued Operations: Income from discontinued operations increased $109.2 million to $134.6 million for the six months ended June 30, 2023 compared to $25.4 million for the six months ended June 30, 2022. The increase in income from discontinued operations was driven by the gain on sale of the former UK Storage Solutions segment of $176.1 million, partially offset by an increase in income tax expense from discontinued operations as well as having no contribution from the former Tank and Pump segment in 2023.

Business Segment Results
The Company operates in two reportable segments as follows: Modular and Storage. Modular represents the activities of the North American modular business, excluding ground level offices, which were transferred to the Storage segment during the first quarter of 2023. Storage represents the activities of the North American portable storage and ground level office business. As part of the transfer of the ground level offices to Storage, we also adjusted the average modular space monthly rental rate in the Storage segment to only include VAPS specifically applicable to ground level offices, which has also been reflected in the total average modular space monthly rental rate.
The following tables and discussion summarize our reportable segment financial information for the six months ended June 30, 2023 and 2022.
Comparison of Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$370,675	$211,414	$582,089
Gross profit	$172,740	$155,132	$327,872
Adjusted EBITDA from continuing operations	$151,443	$109,898	$261,341
Capital expenditures for rental equipment	$50,371	$5,210	$55,581
Average modular space units on rent	81,886	19,200	101,086
Average modular space utilization rate	65.8%	62.3%	65.1%
Average modular space monthly rental rate	$1,102	$835	$1,051
Average portable storage units on rent	457	153,011	153,468
Average portable storage utilization rate	58.0%	73.2%	73.1%
Average portable storage monthly rental rate	$238	$226	$226

	Three Months Ended June 30, 2022
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$335,254	$187,636	$522,890
Gross profit	$146,611	$128,602	$275,213
Adjusted EBITDA from continuing operations	$122,824	$85,819	$208,643
Capital expenditures for rental equipment	$82,482	$34,282	$116,764
Average modular space units on rent	82,383	22,232	104,615
Average modular space utilization rate	67.7%	72.7%	68.7%
Average modular space monthly rental rate	$939	$668	$882
Average portable storage units on rent	476	163,293	163,769
Average portable storage utilization rate	53.7%	86.1%	86.0%
Average portable storage monthly rental rate	$211	$178	$178

Modular
Revenue: Total revenue increased $35.4 million, or 10.6%, to $370.7 million for the three months ended June 30, 2023 from $335.3 million for the three months ended June 30, 2022. The increase was primarily the result of a $39.6 million, or 16.4%, increase in leasing revenue and a $3.2 million, or 4.4%, increase in delivery and installation revenue driven by improved pricing, partially offset by a decrease of $6.2 million, or 46.3%, in rental unit sales revenue and a $1.3 million, or 15.3%, decrease in new unit sales. Average modular space monthly rental rates increased 17.4% for the three months ended June 30, 2023 to $1,102 driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Average modular space units on rent decreased by 497 units, or 0.6%, year over year.
Gross Profit: Gross profit increased $26.1 million, or 17.8%, to $172.7 million for the three months ended June 30, 2023 from $146.6 million for the three months ended June 30, 2022. The increase in gross profit was driven by higher leasing gross profit, which increased $27.7 million, or 15.7%, driven by improved pricing including VAPS. The increase in gross profit from leasing for the three months ended June 30, 2023 was further complemented by a $2.3 million increase in delivery and installation gross profit driven by increased pricing ahead of inflationary cost increases, and partially offset by a $2.4 million decrease in rental unit sales gross profit and a $1.0 million decrease in new unit sales gross profit. Cost of leasing and services increased by $12.8 million, or 10.4%, for the three months ended June 30, 2023 versus the three months ended June 30, 2022, driven by a $4.4 million, or 25.2%, increase in material costs, a $5.9 million, or 14.9%, increase in labor costs, a $1.6 million, or 3.1%, increase in subcontractor costs, and a $0.9 million, or 6.6%, increase in vehicle, equipment and other costs. Cost of sales decreased by $4.0 million, or 36.5%, which is in line with expected costs to deliver decreased sales revenues of 34.2% for three months ended June 30, 2023, resulting in improved sales gross profit margins. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective change in sales volume and inflationary pressures impacting our business. Increases in gross profit were offset partially by increased depreciation of $0.5 million, or 0.9%, as a result of capital investments made over the past twelve months in rental equipment including acquired fleet.
Adjusted EBITDA: Adjusted EBITDA increased $28.6 million, or 23.3%, to $151.4 million for the three months ended June 30, 2023 from $122.8 million for the three months ended June 30, 2022. The increase was primarily driven by higher leasing and delivery and installation gross profit discussed above. SG&A, excluding discrete items, decreased $3.0 million, or 3.6%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 driven primarily by decreased variable compensation costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $32.1 million, or 38.9%, to $50.4 million for the three months ended June 30, 2023 from $82.5 million for the three months ended June 30, 2022 driven by successful efforts to reduce our refurbishment costs through better unit selection and work scope during 2023.
Storage
Revenue: Total revenue increased $23.8 million, or 12.7%, to $211.4 million for the three months ended June 30, 2023 from $187.6 million for the three months ended June 30, 2022. The increase was primarily the result of a $23.3 million, or 16.1%, increase in leasing revenue. Sales revenues increased $1.7 million, or 43.6%. These increases were partially offset by a $1.3 million, or 3.3%, decrease in delivery and installation revenue driven by lower volumes during the period. Average portable storage monthly rental rates increased 27.0% for the three months ended June 30, 2023 to $226 driven by our price management tools and processes and early benefits from increased VAPS penetration opportunities on our basic VAPS offerings, which began in the second quarter of 2022. Average portable storage units on rent decreased by 10,282 units, or 6.3%, year over year driven by lower demand in 2023 versus very strong demand in 2022. Average modular space monthly rental rates increased 25.0% year-over-year driven primarily by increased pricing on new deliveries; however, average units on rent decreased 13.6% driven by lower demand.
Gross Profit: Gross profit increased by $26.5 million, or 20.6%, to $155.1 million for the three months ended June 30, 2023 compared to $128.6 million for the three months ended June 30, 2022. Gross profit on leasing activity increased by $24.8 million year over year driven by increased pricing as described above. Delivery and installation gross profit increased $0.8 million, or 6.1%, driven by increased pricing ahead of inflationary cost increases. Sales gross profit increased by $1.6 million to $2.8 million. Cost of leasing and services decreased by $3.6 million, or 7.5%, for the three months ended June 30, 2023 versus the three months ended June 30, 2022, driven by a $4.2 million, or 30.9%, decrease in subcontractor costs and a $1.6 million, or 25.2%, decrease in material costs, partially offset by a $1.7 million, or 9.9%, increase in labor costs and a $0.5 million, or 5.3%, increase in vehicle, equipment and other costs. Net reductions were largely driven by lower volumes during the period. Cost of sales increased by $0.1 million, or 3.8%, driven by improved sales gross profit margins on increased sales revenues of 43.6% for three months ended June 30, 2023. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective changes in sales volume and inflationary pressures impacting our business. These increases were offset partially by increased depreciation of $0.7 million, or 8.1%, as a result of capital investments made over the past twelve months in rental equipment including acquired fleet.
Adjusted EBITDA: Adjusted EBITDA increased $24.1 million, or 28.1%, to $109.9 million for the three months ended June 30, 2023 from $85.8 million for the three months ended June 30, 2022 and the margin expanded to 52.0% from 45.7% as a result of favorable pricing on units and on delivery and installation, and increased VAPS penetration. The increase in

Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. SG&A, excluding discrete items, increased $2.2 million, or 4.2%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 driven primarily by an increase to the provision for credit losses and higher real estate costs.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $5.2 million for the three months ended June 30, 2023 were $29.1 million lower than the prior-year quarter driven by a reduction in new container purchases during 2023 given current utilization and the significant investments made in 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30, 2023
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$720,345	$427,212	$1,147,557
Gross profit	$338,075	$312,925	$651,000
Adjusted EBITDA from continuing operations	$288,407	$219,776	$508,183
Capital expenditures for rental equipment	$89,783	$12,555	$102,338
Average modular space units on rent	81,894	19,717	101,611
Average modular space utilization rate	66.0%	63.8%	65.6%
Average modular space monthly rental rate	$1,074	$796	$1,020
Average portable storage units on rent	479	158,801	159,280
Average portable storage utilization rate	60.1%	76.0%	75.9%
Average portable storage monthly rental rate	$227	$221	$221

	Six Months Ended June 30, 2022
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$623,801	$350,260	$974,061
Gross profit	$269,209	$240,065	$509,274
Adjusted EBITDA from continuing operations	$222,410	$154,006	$376,416
Capital expenditures for rental equipment	$140,059	$54,453	$194,512
Average modular space units on rent	81,533	22,558	104,091
Average modular space utilization rate	67.3%	73.8%	68.6%
Average modular space monthly rental rate	$917	$626	$854
Average portable storage units on rent	469	157,809	158,278
Average portable storage utilization rate	53.1%	84.7%	84.5%
Average portable storage monthly rental rate	$186	$173	$173
Modular
Revenue: Total revenue increased $96.6 million, or 15.5%, to $720.4 million for the six months ended June 30, 2023 from $623.8 million for the six months ended June 30, 2022. The increase was primarily the result of a $85.6 million, or 18.4%, increase in leasing revenue and a $13.7 million, or 10.8%, increase in delivery and installation revenue. Average portable storage monthly rental rates increased 22.0% for the six months ended June 30, 2023 to $227 driven by our price management tools and processes and early benefits from increased VAPS penetration opportunities on our basic VAPS offerings, which began in the second quarter of 2022. Average modular space monthly rental rates increased 17.1% year-over-year to $1,074 driven primarily by increased pricing on new deliveries. Average units on rent also increased 361 units, or 0.4%.
Gross Profit: Gross profit increased $68.9 million, or 25.6%, to $338.1 million for the six months ended June 30, 2023 from $269.2 million for the six months ended June 30, 2022. The increase in gross profit was driven by higher leasing gross profit, which increased $61.5 million, or 18.2%, driven by improved pricing including VAPS, and a $9.2 million increase in delivery and installation gross profit. These increases in gross profit from leasing for the six months ended June 30, 2023 were further complemented by a $0.8 million increase in new unit sales gross profit, and slightly offset by a $1.8 million decrease in rental unit sales gross profit. Cost of leasing and services increased by $28.7 million, or 12.3%, for the six months ended June 30, 2023 versus the six months ended June 30, 2022, driven by a $9.9 million, or 29.9%, increase in material costs, a $11.1 million, or 14.7%, increase in labor costs, a $5.7 million, or 5.8%, increase in subcontractor costs, and a $1.9 million, or 7.4%, increase in vehicle, equipment and other costs. Cost of sales decreased by $1.7 million, or 9.6%, which is in line with expected costs to deliver decreased sales revenues of 8.3% for six months ended June 30, 2023, resulting in improved sales gross profit margins. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective change in sales volume and inflationary pressures impacting our business. Increases in gross profit were offset partially by a $0.7 million increase in depreciation of rental equipment related to capital investments made in our existing rental equipment including acquired fleet.
Adjusted EBITDA: Adjusted EBITDA increased $66.0 million, or 29.7%, to $288.4 million for the six months ended June 30, 2023 from $222.4 million for the six months ended June 30, 2022. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $4.2 million, or 2.7%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 driven primarily by increased travel and training costs, higher real estate costs, and increased salaries, partially offset by lower variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $50.3 million, or 35.9%, to $89.8 million for the six months ended June 30, 2023 from $140.1 million for the six months ended June 30, 2022.
Storage
Revenue: Total revenue increased $76.9 million, or 22.0%, to $427.2 million for the six months ended June 30, 2023 from $350.3 million for the six months ended June 30, 2022. The increase was primarily the result of a $65.8 million, or 24.1%, increase in leasing revenue and a $9.3 million, or 13.3%, increase in delivery and installation revenue. Sales revenues increased $1.8 million, or 25.4%. Average portable storage monthly rental rates increased 27.7% year-over-year for the six months ended June 30, 2023 to $221 driven by our price management tools and processes and early benefits from increased VAPS penetration opportunities on our basic VAPS offerings, which began in the second quarter of 2022. Average portable storage units on rent increased by 992 units, or 0.6%, year over year driven by unit growth in 2022. Average modular space monthly rental rates increased 27.2% year-over-year for the six months ended June 30, 2023 to $796 driven primarily by increased pricing on new deliveries; however, average units on rent decreased 12.6% driven by lower demand.
Gross Profit: Gross profit increased by $72.8 million, or 30.3%, to $312.9 million for the six months ended June 30, 2023 compared to $240.1 million for the six months ended June 30, 2022. Gross profit on leasing activity increased by $62.4 million year over year, or 27.0%, driven by increased pricing as described above. Delivery and installation gross profit increased $10.6 million, or 47.1%, driven by increased pricing ahead of inflationary cost increases. Sales gross profit decreased by $0.4 million to $2.1 million. Cost of leasing and services increased by $2.2 million, or 2.5%, for the six months ended June 30, 2023 versus the six months ended June 30, 2022, driven by a $3.8 million, or 11.3%, increase in labor costs and a $1.5 million, or 7.6%, increase in vehicle, equipment and other costs, partially offset by a $1.4 million, or 12.5%, decrease in material costs and a $1.7 million, or 6.7%, decrease in subcontractor costs. Cost of sales decreased by $0.2 million, or 4.6%, even as sales revenues increased $1.8 million, or 25.9%, driven by improved sales gross profit margins for six months ended June 30, 2023. These increases were offset partially by increased depreciation of $2.1 million, or 12.9%, as a result of capital investments made over the past twelve months in rental equipment including acquired fleet.
Adjusted EBITDA: Adjusted EBITDA increased $65.8 million, or 42.7%, to $219.8 million for the six months ended June 30, 2023 from $154.0 million for the six months ended June 30, 2022. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. SG&A, excluding discrete items, increased $8.0 million, or 7.7%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 driven primarily by increased travel and training costs, higher real estate costs, increased salaries, and an increase to the provision for credit losses, partially offset by lower variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $12.6 million for the six months ended June 30, 2023 were $41.9 million lower than the prior-year quarter driven by a reduction in new container purchases during 2023 given current utilization and the significant investments made in 2022.

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

The following tables provide unaudited reconciliations of Income from continuing operations to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income from continuing operations	$87,729	$60,099	$164,000	$99,147
Income tax expense from continuing operations	31,565	20,848	62,075	32,931
Interest expense	47,246	33,153	92,112	63,723
Depreciation and amortization	81,796	78,181	158,125	151,091
Currency losses (gains), net	14	(173)	6,789	(36)
Restructuring costs, lease impairment expense and other related charges (income)	—	(95)	22	168
Transaction costs	—	22	—	35
Integration costs	2,247	5,193	6,120	9,280
Stock compensation expense	9,348	9,128	17,498	15,401
Other	1,396	2,287	1,442	4,676
Adjusted EBITDA from continuing operations	$261,341	$208,643	$508,183	$376,416
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Management believes that the presentation of Adjusted EBITDA Margin provides useful information to investors regarding the performance of our business. The following table provides unaudited reconciliations of Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA from continuing operations (A)	$261,341	$208,643	$508,183	$376,416
Revenue (B)	$582,089	$522,890	$1,147,557	$974,061
Adjusted EBITDA Margin from Continuing Operations (A/B)	44.9%	39.9%	44.3%	38.6%
Income from continuing operations (C)	$87,729	$60,099	$164,000	$99,147
Income from Continuing Operations Margin (C/B)	15.1%	11.5%	14.3%	10.2%

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
The following table provides unaudited reconciliations of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue (A)	$582,089	$522,890	$1,147,557	$974,061

Gross profit (B)	$327,872	$275,213	$651,000	$509,274
Depreciation of rental equipment	64,450	63,230	123,606	120,778
Adjusted Gross Profit (C)	$392,322	$338,443	$774,606	$630,052

Gross Profit Percentage (B/A)	56.3%	52.6%	56.7%	52.3%
Adjusted Gross Profit Percentage (C/A)	67.4%	64.7%	67.5%	64.7%
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
The following tables provide unaudited reconciliations of Net CAPEX:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total purchases of rental equipment and refurbishments	$(55,581)	$(130,153)	$(102,709)	$(225,389)
Total proceeds from sale of rental equipment	17,473	20,526	25,254	35,080
Net CAPEX for Rental Equipment	(38,108)	(109,627)	(77,455)	(190,309)
Purchase of property, plant and equipment	(4,453)	(9,772)	(11,189)	(20,253)
Proceeds from sale of property, plant and equipment	7	491	265	751
Net CAPEX	$(42,554)	$(118,908)	$(88,379)	$(209,811)

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
Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At June 30, 2023, we had $1.0 billion of available borrowing capacity under the ABL Facility.
Cash Flow Comparison of the Six Months Ended June 30, 2023 and 2022
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The consolidated statements of cash flows include amounts for the former Tank and Pump segment through September 30, 2022 and the former UK Storage Solutions segment through January 31, 2023. See Note 3 to the financial statements for disclosure of significant operating and investing items related to the former Tank and Pump and former UK Storage Solutions segments.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$350,920	$333,853
Net cash provided by (used in) investing activities	158,477	(313,738)
Net cash used in financing activities	(520,257)	(20,802)
Effect of exchange rate changes on cash and cash equivalents	746	(306)
Net change in cash and cash equivalents	$(10,114)	$(993)
Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2023 was $350.9 million as compared to $333.9 million for the six months ended June 30, 2022, an increase of $17.1 million. The increase was due to an increase of $60.9 million of net income, adjusted for non-cash items, partially offset by a decrease of $43.8 million in the net movements of the operating assets and liabilities.
Cash Flows from Investing Activities
Cash provided by investing activities for the six months ended June 30, 2023 was $158.5 million as compared to cash used in investing activities of $313.7 million for the six months ended June 30, 2022, an increase of $472.2 million in cash provided by investing activities. The increase in cash provided by investing activities was driven by proceeds of $404.0 million from the sale of discontinued operations, a $122.7 million decrease in cash used for the purchase of rental equipment and refurbishments, and a $9.1 million decrease in cash used for the purchase of property, plant and equipment. The increase was partially offset by a $45.5 million increase in cash used in acquisitions, net of cash acquired, a cash payment of $7.7 million for the settlement of the contingent foreign currency forward contract, and a $9.8 million decrease in proceeds from the sale of rental equipment.
Cash Flows from Financing Activities
Cash used in financing activities for the six months ended June 30, 2023 was $520.3 million as compared to $20.8 million for the six months ended June 30, 2022, a change of $499.5 million. The change was primarily due to a $547.1 million increase in repayments of borrowings and a $137.1 million increase in the repurchase of common stock partially offset by a $174.2 million increase in receipts from borrowings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$202,155	$188,326	$350,920	$333,853
Purchase of rental equipment and refurbishments	(55,581)	(130,153)	(102,709)	(225,389)
Proceeds from sale of rental equipment	17,473	20,526	25,254	35,080
Purchase of property, plant and equipment	(4,453)	(9,772)	(11,189)	(20,253)
Proceeds from the sale of property, plant and equipment	7	491	265	751
Free Cash Flow	$159,601	$69,418	$262,541	$124,042
Free Cash Flow for the six months ended June 30, 2023 was $262.5 million as compared to $124.0 million for the six months ended June 30, 2022, an increase of $138.5 million. Free Cash Flow increased year over year principally as a result of the $17.1 million increase in cash provided by operating activities and the $122.7 million decrease in cash used in the purchase of rental equipment and refurbishments, partially offset by the $9.8 million decrease in proceeds from the sale of rental equipment. The $350.9 million in cash provided by operating activities for the three months ended June 30, 2023 was returned to shareholders through repurchases and cancellations of $456.3 million of stock and reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes and finance leases, including interest, totaling $3.0 billion as of June 30, 2023, $14.0 million of which is obligated to be repaid within the next twelve months. Refer to Note 9 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for equipment and office space. As of June 30, 2023, the Company had lease obligations of $276.4 million, with $63.7 million payable within the next twelve months.
In addition to the cash requirements described above, the Company has a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock and equivalents. This program does not obligate the Company to repurchase any specific amount of shares. As of June 30, 2023, $854.1 million of the approved share repurchase pool remained available.
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
There were no significant changes to our critical accounting policies during the six months ended June 30, 2023.

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $2.0 billion in outstanding principal under the ABL Facility at June 30, 2023.
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
An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $12.2 million based on current outstanding borrowings.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2023 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2023, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchase of Common Stock during the second quarter of 2023. No stock equivalents were purchased by the Company during the second quarter of 2023.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
April 1, 2023 to April 30, 2023	2,187.4	$42.60	2,187.4	$321.9
May 1, 2023 to May 31, 2023	1,863.8	$44.48	1,863.8	$917.1
June 30, 2023 to June 30, 2023	1,354.8	$46.47	1,354.8	$854.1
Total	5,406.0	$44.22	5,406.0
A share repurchase program authorizes the Company to repurchase its outstanding shares of Common Stock and equivalents. In May 2023, the Board of Directors approved an increase to the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. As of June 30, 2023, $854.1 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
10.1*	Employment Agreement with Felicia Gorcyca dated June 26, 2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith
** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Mobile Mini Holdings Corp.

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	August 3, 2023		Timothy D. Boswell
President & Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)