Form 10-Q
period 2023-09-30
WillScot Mobile Mini Holdings Corp.
filed 2023-11-02
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 191,630,296 shares at October 27, 2023.

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$5,789	$7,390
Trade receivables, net of allowances for credit losses at September 30, 2023 and December 31, 2022 of $78,738 and $57,048, respectively	469,344	409,766
Inventories	44,729	41,030
Prepaid expenses and other current assets	48,392	31,635
Assets held for sale - current	951	31,220
Total current assets	569,205	521,041
Rental equipment, net	3,347,017	3,077,287
Property, plant and equipment, net	328,054	304,659
Operating lease assets	256,272	219,405
Goodwill	1,158,076	1,011,429
Intangible assets, net	401,313	419,125
Other non-current assets	15,541	6,683
Assets held for sale - non-current	—	268,022
Total long-term assets	5,506,273	5,306,610
Total assets	$6,075,478	$5,827,651
Liabilities and equity
Accounts payable	$92,319	$109,349
Accrued expenses	123,238	109,542
Accrued employee benefits	31,550	56,340
Deferred revenue and customer deposits	227,257	203,793
Operating lease liabilities - current	56,588	50,499
Current portion of long-term debt	15,981	13,324
Liabilities held for sale - current	—	19,095
Total current liabilities	546,933	561,942
Long-term debt	3,460,066	3,063,042
Deferred tax liabilities	535,434	401,453
Operating lease liabilities - non-current	193,364	169,618
Other non-current liabilities	27,045	18,537
Liabilities held for sale - non-current	—	47,759
Long-term liabilities	4,215,909	3,700,409
Total liabilities	4,762,842	4,262,351
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 193,460,704 and 207,951,682 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	20	21
Additional paid-in-capital	2,218,110	2,886,951
Accumulated other comprehensive loss	(44,073)	(70,122)
Accumulated deficit	(861,421)	(1,251,550)
Total shareholders' equity	1,312,636	1,565,300
Total liabilities and shareholders' equity	$6,075,478	$5,827,651

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Leasing and services revenue:
Leasing	$466,769	$427,842	$1,356,040	$1,165,787
Delivery and installation	115,598	127,016	334,982	323,396
Sales revenue:
New units	10,155	9,608	29,816	25,322
Rental units	12,312	13,542	31,553	37,564
Total revenues	604,834	578,008	1,752,391	1,552,069
Costs:
Costs of leasing and services:
Leasing	104,331	107,720	300,402	276,165
Delivery and installation	82,081	91,744	238,437	244,861
Costs of sales:
New units	5,096	5,798	16,099	14,875
Rental units	6,682	6,846	16,203	20,216
Depreciation of rental equipment	66,950	68,015	190,556	188,793
Gross profit	339,694	297,885	990,694	807,159
Expenses:
Selling, general and administrative	151,983	140,116	449,685	428,389
Other depreciation and amortization	17,852	15,656	52,371	45,969
Currency losses, net	96	160	6,885	124
Other income, net	(8,336)	(2,520)	(14,533)	(7,597)
Operating income	178,099	144,473	496,286	340,274
Interest expense	53,803	38,009	145,915	101,732
Income from continuing operations before income tax	124,296	106,464	350,371	238,542
Income tax expense from continuing operations	32,780	28,288	94,855	61,219
Income from continuing operations	91,516	78,176	255,516	177,323

Discontinued operations:
Income from discontinued operations before income tax	—	20,285	4,003	53,212
Gain on sale of discontinued operations	—	34,049	176,078	34,049
Income tax expense from discontinued operations	—	3,917	45,468	11,444
Income from discontinued operations	—	50,417	134,613	75,817

Net income	$91,516	$128,593	$390,129	$253,140

Earnings per share from continuing operations attributable to WillScot Mobile Mini common shareholders:
Basic	$0.47	$0.36	$1.27	$0.80
Diluted	$0.46	$0.36	$1.25	$0.79
Earnings per share from discontinued operations attributable to WillScot Mobile Mini common shareholders:
Basic	$—	$0.24	$0.67	$0.35
Diluted	$—	$0.23	$0.66	$0.34
Earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$0.47	$0.60	$1.94	$1.15
Diluted	$0.46	$0.59	$1.91	$1.13
Weighted average shares:
Basic	196,198,638	213,636,876	201,042,902	219,312,260
Diluted	199,258,304	217,927,725	204,461,042	223,933,319

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$91,516	$128,593	$390,129	$253,140
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0 for both the three and nine months ended September 30, 2023 and 2022, respectively.	(6,732)	(37,733)	7,117	(67,435)
Net gain on derivatives, net of income tax expense of $2,247 for the three months ended September 30, 2023, and $6,293 and $1,171 for the nine months ended September 30, 2023 and 2022, respectively.	6,768	—	18,932	3,497
Total other comprehensive income (loss)	36	(37,733)	26,049	(63,938)
Total comprehensive income	$91,552	$90,860	$416,178	$189,202

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	207,952	$21	$2,886,951	$(70,122)	$(1,251,550)	$1,565,300
Net income	—	—	—	—	210,884	210,884
Other comprehensive income	—	—	—	7,267	—	7,267
Withholding taxes on net share settlement of stock-based compensation	—	—	(10,058)	—	—	(10,058)
Stock-based compensation and issuance of Common Stock from vesting	355	—	8,150	—	—	8,150
Repurchase and cancellation of Common Stock	(4,589)	—	(217,687)	—	—	(217,687)
Issuance of Common Stock from the exercise of options	6	—	68	—	—	68
Balance at March 31, 2023	203,723	21	2,667,424	(62,855)	(1,040,666)	1,563,924
Net income	—	—	—	—	87,729	87,729
Other comprehensive income	—	—	—	18,746	—	18,746
Stock-based compensation and issuance of Common Stock from vesting	35	—	9,348	—	—	9,348
Repurchase and cancellation of Common Stock	(5,406)	(1)	(241,545)	—	—	(241,546)
Issuance of Common Stock from the exercise of options	24	—	344	—	—	344
Balance at June 30, 2023	198,376	20	2,435,571	(44,109)	(952,937)	1,438,545
Net income	—	—	—	—	91,516	91,516
Other comprehensive income	—	—	—	36	—	36
Withholding taxes on net share settlement of stock-based compensation	—	—	(4,113)	—	—	(4,113)
Stock-based compensation and issuance of Common Stock from vesting	124	—	8,636	—	—	8,636
Repurchase and cancellation of Common Stock	(5,042)	—	(222,024)	—	—	(222,024)
Issuance of Common Stock from the exercise of options	3	—	40	—	—	40
Balance at September 30, 2023	193,461	$20	$2,218,110	$(44,073)	$(861,421)	$1,312,636

Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	223,940	$22	$3,616,902	$(29,071)	$(1,591,090)	$1,996,763
Net income	—	—	—	—	51,171	51,171
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Withholding taxes on net share settlement of stock-based compensation	—	—	(12,295)	—	—	(12,295)
Stock-based compensation and issuance of Common Stock from vesting	498	—	6,395	—	—	6,395
Repurchase and cancellation of Common Stock and warrants	(2,064)	—	(77,409)	—	—	(77,409)
Issuance of Common Stock from the exercise of options and warrants	800	—	3,313	—	—	3,313
Balance at March 31, 2022	223,174	22	3,536,906	(30,824)	(1,539,919)	1,966,185
Net income	—	—	—	—	73,376	73,376
Other comprehensive loss	—	—	—	(24,452)	—	(24,452)
Withholding taxes on net share settlement of stock-based compensation	—	—	(1,075)	—	—	(1,075)
Stock-based compensation and issuance of Common Stock from vesting	70	—	9,292	—	—	9,292
Repurchase and cancellation of Common Stock and warrants	(7,222)	—	(249,515)	—	—	(249,515)
Issuance of Common Stock from the exercise of options and warrants	69	—	139	—	—	139
Balance at June 30, 2022	216,091	22	3,295,747	(55,276)	(1,466,543)	1,773,950
Net income	—	—	—	—	128,593	128,593
Other comprehensive loss	—	—	—	(37,733)	—	(37,733)
Withholding taxes on net share settlement of stock-based compensation	—	—	(518)	—	—	(518)
Stock-based compensation and issuance of Common Stock from vesting	26	—	6,941	—	—	6,941
Repurchase and cancellation of Common Stock and warrants	(5,271)	—	(197,457)	—	—	(197,457)
Issuance of Common Stock from the exercise of options and warrants	398	—	7,363	—	—	7,363
Balance at September 30, 2022	211,244	$22	$3,112,076	$(93,009)	$(1,337,950)	$1,681,139

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities:
Net income	$390,129	$253,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,927	257,371
Provision for credit losses	38,079	26,018
Gain on sale of discontinued operations	(176,078)	(34,049)
Gain on sale of rental equipment and other property, plant and equipment	(26,256)	(21,698)
Amortization of debt discounts and debt issuance costs	8,281	9,795
Stock-based compensation expense	26,134	22,628
Deferred income tax expense	118,455	56,812
Loss on settlement of foreign currency forward contract	7,715	—
Unrealized currency losses, net	(943)	171
Other	3,312	2,976
Changes in operating assets and liabilities:
Trade receivables	(85,261)	(101,895)
Inventories	(600)	(13,623)
Prepaid expenses and other assets	(3,772)	(9,446)
Operating lease assets and liabilities	707	851
Accounts payable and other accrued expenses	(26,518)	43,565
Deferred revenue and customer deposits	25,607	51,622
Net cash provided by operating activities	541,918	544,238
Investing activities:
Proceeds from sale of discontinued operations	403,992	319,543
Acquisitions, net of cash acquired	(482,190)	(208,663)
Proceeds from sale of rental equipment	37,974	52,263
Purchase of rental equipment and refurbishments	(166,097)	(360,465)
Payment for settlement of foreign currency forward contract	(7,715)	—
Proceeds from the sale of property, plant and equipment	13,266	1,645
Purchase of property, plant and equipment	(16,752)	(30,253)
Net cash used in investing activities	(217,522)	(225,930)
Financing activities:
Receipts from issuance of Common Stock from the exercise of options	453	10,815
Repurchase and cancellation of Common Stock and warrants	(678,166)	(515,684)
Receipts from borrowings	1,651,600	763,177
Payment of financing costs	(6,377)	(8,130)
Repayment of borrowings	(1,277,872)	(510,677)
Principal payments on finance lease obligations	(12,549)	(39,336)
Taxes paid on employee stock awards	(14,171)	(13,888)
Net cash used in financing activities	(337,082)	(313,723)
Effect of exchange rate changes on cash and cash equivalents	701	(1,842)
Net change in cash and cash equivalents	(11,985)	2,743
Cash and cash equivalents at the beginning of the period(a)	17,774	12,699
Cash and cash equivalents at the end of the period	$5,789	$15,442

Supplemental cash flow information:
Interest paid, net	$135,301	$88,231
Income taxes paid, net	$22,764	$17,598
Capital expenditures accrued or payable	$15,615	$40,385

(a)	Cash and cash equivalents at the beginning of 2023 of $17,774 includes cash and cash equivalents of $7,390 and cash and cash equivalents included in assets held for sale of $10,384.

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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Business Combinations
During the three months ended September 30, 2023, the Company acquired a national provider of cold storage solutions and a regional modular space manufacturing and leasing business, which consisted primarily of approximately 2,200 climate-controlled containers and refrigerated storage trailers and 1,300 modular leasing units, respectively.

The aggregate purchase price paid for these acquisitions and the preliminary allocations of the aggregate purchase price were as follows:

(in thousands)
Purchase Price:
Cash used in acquisitions, net of cash acquired of $2,177	$332,769
Allocated as follows:
Trade receivables	7,226
Inventories	2,017
Rental equipment	171,055
Property, plant, and equipment	2,884
Operating lease assets	2,749
Other assets	11,550
Accounts payable	(186)
Deferred revenue	(6,837)
Operating lease liabilities	(2,749)
Other liabilities	(1,638)
Total identifiable net assets	186,071
Goodwill	146,698
Total net assets acquired	$332,769
The purchase price allocations are preliminary and subject to revision as additional information is obtained. The preliminary allocation of purchase price, including the measurement of acquired net working capital and the valuation of acquired rental equipment and intangible assets, is based on the best estimates of management and is subject to revision based on the final valuations. Goodwill recognized is attributable to expected operating synergies, assembled workforces, and the going concern value of the acquired businesses. Goodwill recorded for these acquisitions is deductible for tax purposes.
Asset Acquisitions
During the nine months ended September 30, 2023, the Company also acquired certain assets and liabilities of five regional and local storage and modular companies, which consisted primarily of approximately 1,800 storage units and 700 modular units, for $149.4 million in cash, net of cash acquired. The accompanying consolidated financial statements include $147.9 million of rental equipment as a result of these acquisitions.
Integration Costs
The Company also recorded $0.8 million and $3.9 million in integration costs related to acquisitions and the Merger within selling, general and administrative expense ("SG&A") during the three months ended September 30, 2023 and 2022, respectively, and $6.9 million and $13.2 million in integration costs related to acquisitions and the Merger during the nine months ended September 30, 2023 and 2022, respectively.

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

Nine Months Ended September 30, 2023
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
In January 2023, a $0.4 million adjustment was made to the gain on sale of the former Tank and Pump segment due to the final contractual working capital adjustment. Including this adjustment, the total gain on sale of discontinued operations was $176.1 million for the nine months ended September 30, 2023.

	Three Months Ended September 30, 2022
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$22,432	$19,693	$42,125
Delivery and installation	10,121	5,822	15,943
Sales revenue:
New units	842	293	1,135
Rental units	593	357	950
Total revenues	33,988	26,165	60,153
Costs:
Costs of leasing and services:
Leasing	4,913	4,179	9,092
Delivery and installation	8,634	3,935	12,569
Costs of sales:
New units	633	209	842
Rental units	238	251	489
Depreciation of rental equipment	1,822	1,144	2,966
Gross profit	17,748	16,447	34,195
Expenses:
Selling, general and administrative	5,544	5,328	10,872
Other depreciation and amortization	1,274	1,410	2,684
Currency losses, net	—	76	76
Other expense, net	(16)	(5)	(21)
Operating income	10,946	9,638	20,584
Interest expense	144	155	299
Income from discontinued operations before income tax	10,802	9,483	20,285
Income tax expense from discontinued operations	1,986	1,931	3,917
Gain on sale of discontinued operations	34,049	—	34,049
Income from discontinued operations	$42,865	$7,552	$50,417
Other selected data:
Adjusted EBITDA from discontinued operations	$13,048	$11,971	$25,019

	Nine Months Ended September 30, 2022
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$65,572	$60,420	$125,992
Delivery and installation	27,665	17,631	45,296
Sales revenue:			—
New units	2,202	910	3,112
Rental units	917	1,310	2,227
Total revenues	96,356	80,271	176,627
Costs:
Costs of leasing and services:
Leasing	13,828	12,609	26,437
Delivery and installation	23,285	11,269	34,554
Costs of sales:
New units	1,636	594	2,230
Rental units	310	908	1,218
Depreciation of rental equipment	8,145	3,436	11,581
Gross profit	49,152	51,455	100,607
Expenses:
Selling, general and administrative	18,045	17,097	35,142
Other depreciation and amortization	6,103	4,925	11,028
Currency losses, net	—	123	123
Other expense (income), net	4	(45)	(41)
Operating income	25,000	29,355	54,355
Interest expense	512	631	1,143
Income from discontinued operations before income tax	24,488	28,724	53,212
Income tax expense from discontinued operations	5,496	5,948	11,444
Gain on sale of discontinued operations	34,049	—	34,049
Income from discontinued operations	$53,041	$22,776	$75,817
Other selected data:
Adjusted EBITDA from discontinued operations	$37,016	$36,745	$73,761

December 31, 2022
(in thousands)	UK Storage Solutions
Assets
Cash and cash equivalents	$10,384
Trade receivables, net of allowances for doubtful accounts of $300	15,991
Inventories	3,058
Prepaid expenses and other current assets	1,787
Rental equipment, net	165,853
Property, plant and equipment, net	20,645
Operating lease assets	15,134
Goodwill	58,144
Intangible assets, net	6,414
Other non-current assets	1,832
Total assets held for sale	$299,242
Liabilities
Accounts payable	$4,515
Accrued expenses	3,273
Accrued employee benefits	1,009
Deferred revenue and customer deposits	6,850
Deferred tax liabilities	29,737
Operating lease liabilities	15,192
Other non-current liabilities	6,278
Total liabilities held for sale	$66,854
For the nine months ended September 30, 2022, significant operating and investing items related to the former Tank and Pump segment were as follows:

(in thousands)	Nine Months Ended September 30, 2022
Operating activities of discontinued operations:
Depreciation and amortization	$14,248
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$918
Purchases of rental equipment and refurbishments	$(21,831)
Purchases of property, plant and equipment	$(525)
The following table presents a reconciliation of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the former Tank and Pump segment for the three and nine months ended September 30, 2022. See Note 16 for further information regarding Adjusted EBITDA.

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Income from discontinued operations	$42,865	$53,041
Gain on sale of discontinued operations	34,049	34,049
Income tax expense from discontinued operations	1,986	5,496
Income from discontinued operations before income tax and gain on sale	10,802	24,488
Interest expense	144	512
Depreciation and amortization	3,096	14,248
Stock compensation expense	(221)	18
Other	(773)	(2,250)
Adjusted EBITDA from discontinued operations	$13,048	$37,016

For the nine months ended September 30, 2023 and 2022, significant operating and investing items related to the former UK Storage Solutions segment were as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities of discontinued operations:
Depreciation and amortization	$—	$8,361
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$514	$1,310
Purchases of rental equipment and refurbishments	$(371)	$(21,824)
Proceeds from sale of property, plant and equipment	$8	$502
Purchases of property, plant and equipment	$(64)	$(2,843)
The following table presents reconciliations of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the former UK Storage Solutions segment for the three and nine months ended September 30, 2023 and 2022, respectively. See Note 16 for further information regarding Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Income from discontinued operations	$—	$7,552	$134,243	$22,776
Gain on sale of discontinued operations	—	—	175,708	—
Income tax expense from discontinued operations	—	1,931	45,468	5,948
Income from discontinued operations before income tax and gain on sale	—	9,483	4,003	28,724
Interest expense	—	155	56	631
Depreciation and amortization	—	2,554	—	8,361
Currency losses, net	—	76	—	123
Stock compensation expense	—	70	(196)	117
Other	—	(367)	261	(1,211)
Adjusted EBITDA from discontinued operations	$—	$11,971	$4,124	$36,745

NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
US	$567,221	$538,740	$1,645,727	$1,445,710
Canada	30,921	34,815	88,702	92,989
Mexico	6,692	4,453	17,962	13,370
Total revenues	$604,834	$578,008	$1,752,391	$1,552,069
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

The Company’s revenue by major product and service line for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Modular space leasing revenue	$243,947	$218,328	$705,041	$613,386
Portable storage leasing revenue	98,155	96,555	288,932	248,444
VAPS and third party leasing revenues(a)	99,872	91,724	291,697	248,883
Other leasing-related revenue(b)	24,795	21,235	70,370	55,074
Leasing revenue	466,769	427,842	1,356,040	1,165,787
Delivery and installation revenue	115,598	127,016	334,982	323,396
Total leasing and services revenue	582,367	554,858	1,691,022	1,489,183
New unit sales revenue	10,155	9,608	29,816	25,322
Rental unit sales revenue	12,312	13,542	31,553	37,564
Total revenues	$604,834	$578,008	$1,752,391	$1,552,069

(a)
Includes $6.4 million and $7.3 million of service revenue for the three months ended September 30, 2023 and 2022, respectively, and $18.1 million and $18.8 million of service revenue for the nine months ended September 30, 2023 and 2022, respectively.

(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (76% for both the three and nine months ended September 30, 2023, and 73% and 74% for the three and nine months ended September 30, 2022, respectively) was generated by rental income subject to the guidance of ASU 2018-11, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.
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
Activity in the allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$68,096	$51,284	$57,048	$45,773
Provision for credit losses, net of recoveries	15,871	9,036	38,079	27,455
Write-offs	(5,252)	(4,474)	(16,758)	(17,384)
Foreign currency translation and other	23	(67)	369	(65)
Balance at end of period	$78,738	$55,779	$78,738	$55,779

Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of September 30, 2023 and December 31, 2022, the Company had approximately $122.1 million and $102.2 million, respectively, of deferred revenue related to services billed in advance. During the three and nine months ended September 30, 2023, $15.4 million and $60.5 million, respectively, of deferred revenue billed in advance as of December 31, 2022 was recognized as revenue.
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

NOTE 5 - Leases
As of September 30, 2023, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2023 (remaining)	$17,198	$4,904
2024	66,027	20,431
2025	56,511	20,104
2026	44,279	19,790
2027	33,766	16,544
Thereafter	77,910	33,692
Total lease payments	295,691	115,465
Less: interest	(45,739)	(14,529)
Present value of lease liabilities	$249,952	$100,936
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.

The Company’s lease activity during the nine months ended September 30, 2023 and 2022 was as follows:

(in thousands)	Nine Months Ended September 30,
Financial Statement Line	2023	2022
Finance Lease Expense
Amortization of finance lease assets	$11,976	$10,326
Interest on obligations under finance leases	2,571	1,344
Total finance lease expense	$14,547	$11,670

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$1,013	$2,242
Selling, general and administrative	49,327	44,621
Short-term lease expense
Cost of leasing and services	18,631	24,122
Selling, general and administrative	1,375	1,416
Variable lease expense
Cost of leasing and services	1,865	3,989
Selling, general and administrative	7,028	5,123
Total operating lease expense	$79,239	$81,513
Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 was as follows:

(in thousands)	Nine Months Ended September 30,
Supplemental Cash Flow Information	2023	2022
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$50,495	$46,731
Operating cash outflows from finance leases	$2,515	$1,343
Financing cash outflows from finance leases	$12,425	$12,096

Right of use assets obtained in exchange for lease obligations	$78,969	$37,309
Assets obtained in exchange for finance leases	$38,534	$20,196
Weighted average remaining operating lease terms and the weighted average discount rates as of September 30, 2023 and December 31, 2022 were as follows:

Lease Terms and Discount Rates	September 30, 2023	December 31, 2022
Weighted average remaining lease term - operating leases	5.8 years	5.8 years
Weighted average discount rate - operating leases	5.7%	5.4%
Weighted average remaining lease term - finance leases	5.1 years	5.1 years
Weighted average discount rate - finance leases	4.5%	3.4%
The Company presents information related to leasing revenues in Note 4.

NOTE 6 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$42,116	$38,611
Finished units	2,613	2,419
Inventories	$44,729	$41,030

NOTE 7 - Rental Equipment, net
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Modular space units	$3,507,399	$3,197,779
Portable storage units	948,829	849,193
Value added products	200,424	203,444
Total rental equipment	4,656,652	4,250,416
Less: accumulated depreciation	(1,309,635)	(1,173,129)
Rental equipment, net	$3,347,017	$3,077,287

NOTE 8 - Goodwill and Intangibles
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular	Storage	Total
Balance at December 31, 2021	$521,049	$492,552	$1,013,601
Effects of movements in foreign exchange rates	(2,172)	—	(2,172)
Balance at December 31, 2022	518,877	492,552	1,011,429
Additions from acquisitions	4,482	142,216	146,698
Effects of movements in foreign exchange rates	(51)	—	(51)
Balance at September 30, 2023	$523,308	$634,768	$1,158,076
As discussed in further detail in Note 2, purchase price allocations for the acquisitions completed during the three months ended September 30, 2023 are preliminary and subject to revision. The Company will finalize the valuation of the acquired net assets, including the final assignment of goodwill, within the one-year measurement period.
The Company had no goodwill impairment during the nine months ended September 30, 2023 or the year ended December 31, 2022.
Intangible Assets
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	September 30, 2023
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	4.8	$188,000	$(76,374)	$111,626
Technology	2.8	1,500	(813)	687
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$478,500	$(77,187)	$401,313

	December 31, 2022
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Mobile Mini customer relationships	5.5	$188,000	$(58,750)	$129,250
Technology	3.5	1,500	(625)	875
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$478,500	$(59,375)	$419,125
Amortization expense related to intangible assets was $5.9 million and $5.6 million for the three months ended September 30, 2023 and 2022, respectively, and $17.8 million and $17.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Based on the carrying value at September 30, 2023, future amortization of intangible assets is expected to be as follows for the years ended December 31:

(in thousands)
2023 (remaining)	$5,938
2024	23,750
2025	23,750
2026	23,625
2027	23,500
Thereafter	11,750
Total	$112,313

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	September 30, 2023	December 31, 2022
2025 Secured Notes	6.125%	2025	$522,124	$520,350
ABL Facility	Varies	2027	1,865,116	1,988,176
2028 Secured Notes	4.625%	2028	494,238	493,470
2031 Secured Notes	7.375%	2031	493,633	—
Finance Leases	Varies	Varies	100,936	74,370
Total debt			3,476,047	3,076,366
Less: current portion of long-term debt			15,981	13,324
Total long-term debt			$3,460,066	$3,063,042
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
On June 30, 2022, certain subsidiaries of the Company entered into an amendment to the ABL Facility to, among other things, extend the expiration date until June 30, 2027 and increase the aggregate principal amount of the revolving credit facilities to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”), (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility"), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros, and (iii) an accordion feature that permits the Company to increase the lenders' commitments in an aggregate amount not to exceed the greater of $750.0 million and the amount of suppressed availability as defined in the ABL Facility, subject to the satisfaction of customary conditions including lender approval, plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL facility. The amendment also converted the interest rate for borrowings denominated in US Dollars from a LIBOR-based rate to a Term-SOFR-based rate with an interest period of one month and adjusted the applicable margins. The applicable margin for Canadian BA rate, Term SOFR, British Pounds Sterling and Euros loans is 1.50%. The facility includes a credit spread adjustment of 0.10% in addition to the applicable margin. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% based on excess availability or one step up of 0.25% based on the Company's leverage ratio. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. The weighted average interest rate on the balance outstanding as of September 30, 2023, as adjusted for the effects of the interest rate swap agreements, was 6.20%. Refer to Note 12 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate revolver commitments and (ii) the borrowing base ("Line Cap"). At September 30, 2023, the Line Cap was $3.2 billion and the Company had $1.3 billion of available borrowing capacity under the ABL Facility, including $1.1 billion under the US Facility and $183.7 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $220.0 million letters of credit and $220.0 million of swingline loans. At September 30, 2023, the available capacity was $197.2 million of letters of credit and $217.0 million of swingline loans. At September 30, 2023, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $22.8 million of standby letters of credit under the ABL Facility at September 30, 2023.
The Company had approximately $1.9 billion outstanding principal under the ABL Facility at September 30, 2023. Debt issuance costs of $28.6 million and $31.8 million were included in the carrying value of the ABL Facility at September 30, 2023 and December 31, 2022, respectively. As of December 31, 2022, the Company had no outstanding principal borrowings on the Multicurrency Facility and $2.5 million of related debt issuance costs were recorded in other non-current assets on the condensed consolidated balance sheets.
The ABL Facility and related guarantees are secured by a first priority security interest in substantially all of the assets of a subsidiary, Williams Scotsman, Inc. (“WSI”), and the Company’s other subsidiaries that are borrowers or guarantors under the ABL Facility (collectively the “ABL Loan Parties”), subject to customary exclusions.
2031 Senior Secured Notes
On September 25, 2023, WSI completed a private offering of $500.0 million in aggregate principal amount of 7.375% senior secured notes due 2031 (the "2031 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay approximately $494.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses. The 2031 Secured Notes mature on October 1, 2031 and bear interest at a rate of 7.375% per annum. Interest is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2024. Unamortized deferred financing costs pertaining to the 2031 Secured Notes were $6.4 million as of September 30, 2023.
The 2031 Secured Notes are unconditionally guaranteed by certain subsidiaries of the Company (collectively, "the Note Guarantors"). WillScot Mobile Mini is not a guarantor of the 2031 Secured Notes. The Note Guarantors are guarantors or borrowers under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the 2031 Secured Notes. The 2031 Secured Notes and related guarantees are secured by a second priority security interest in substantially the same assets of WSI and the Note Guarantors securing the ABL Facility. Upon the repayment of the 2025 Secured Notes and the 2028 Secured Notes, if the lien associated with the ABL Facility represents the only lien outstanding on the collateral under the 2031 Secured Notes (other than certain permitted), the collateral securing the 2031 Secured Notes will be released and the 2031 Secured Notes will become unsecured subject to satisfaction of customary conditions.
Finance Leases
The Company maintains finance leases primarily related to transportation equipment. At September 30, 2023 and December 31, 2022, obligations under finance leases for transportation related equipment were $100.9 million and $74.4 million, respectively. Refer to Note 5 for further information.
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of September 30, 2023.

NOTE 10 – Equity
Common Stock
In connection with the stock compensation vesting events and stock option exercises described in Note 14, the Company issued 546,865 shares of Common Stock during the nine months ended September 30, 2023.
Stock Repurchase Program
In May 2023, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing, business, legal, accounting, and other considerations.
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
During the nine months ended September 30, 2023, the Company repurchased 15,037,843 shares of Common Stock for $674.8 million, excluding excise tax. As of September 30, 2023, $634.2 million of the approved share repurchase pool remained available.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30, 2023
(in thousands)	Foreign currency translation	Unrealized gains on hedging activities	Total
Balance at December 31, 2022	$(70,122)	$—	$(70,122)
Other comprehensive income before reclassifications	7,934	859	8,793
Reclassifications from AOCI to income	—	(1,526)	(1,526)
Balance at March 31, 2023	(62,188)	(667)	(62,855)
Other comprehensive income before reclassifications	5,915	15,761	21,676
Reclassifications from AOCI to income	—	(2,930)	(2,930)
Balance at June 30, 2023	(56,273)	12,164	(44,109)
Other comprehensive (loss) income before reclassifications	(6,732)	10,240	3,508
Reclassifications from AOCI to income	—	(3,472)	(3,472)
Balance at September 30, 2023	$(63,005)	$18,932	$(44,073)

	Nine Months Ended September 30, 2022
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2021	$(25,574)	$(3,497)	$(29,071)
Other comprehensive loss before reclassifications	(4,074)	(569)	(4,643)
Reclassifications from AOCI to income	—	2,890	2,890
Balance at March 31, 2022	(29,648)	(1,176)	(30,824)
Other comprehensive loss before reclassifications	(25,628)	(464)	(26,092)
Reclassifications from AOCI to income	—	1,640	1,640
Balance at June 30, 2022	(55,276)	—	(55,276)
Other comprehensive loss	(37,733)	—	(37,733)
Balance at September 30, 2022	$(93,009)	$—	$(93,009)
For the three months ended September 30, 2023, a gain of $3.5 million was reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. For the nine months ended September 30, 2023 and 2022, a gain of $7.9 million and a loss of $4.5 million, respectively, were reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. The interest rate swaps are discussed in Note 12. Associated with these reclassifications, the Company recorded tax expense of $0.9 million for the three months ended September 30, 2023 and tax expense of $2.1 million and a tax benefit of $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 11 – Income Taxes
The Company recorded $32.8 million and $94.9 million of income tax expense from continuing operations for the three and nine months ended September 30, 2023, respectively, and $28.3 million and $61.2 million of income tax expense from continuing operations for the three and nine months ended September 30, 2022, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 26.4% and 27.1%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2022 was 26.6% and 25.7%, respectively.
The effective tax rate for the three and nine months ended September 30, 2023 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes and non-deductible executive compensation. The effective tax rate for the three and nine months ended September 30, 2022 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes partially offset by a discrete tax benefit related to employee stock vesting.

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
In January 2023, the Company entered into two interest rate swap agreements with financial counterparties relating to $750.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and makes payments based on a weighted average fixed interest rate of 3.44% on the notional amount. The swap agreements were designated and qualified as hedges of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. The floating rate that the Company receives under the terms of these swap agreements was 5.32% at September 30, 2023.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	September 30, 2023
Cash Flow Hedges:
Interest rate swap	Prepaid expenses and other current assets	$13,770
Interest rate swap	Other non-current assets	$11,613
The fair value of the interest rate swaps are based on dealer quotes of market forward rates, Level 2 inputs on the fair value hierarchy, and reflect the amounts that the Company would receive or pay as of September 30, 2023 for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statements of operations for the nine months ended September 30, 2023 and 2022:

(in thousands)	2023	2022
Gain recognized in OCI	$33,153	$4,669
Location of gain (loss) recognized in income	Interest expense, net	Interest expense, net
(Gain) loss reclassified from AOCI into income	$(7,928)	$4,530
Foreign Currency Contract
In December 2022, the Company executed a contingent forward contract to sell £330.0 million upon the closing of the sale of the former UK Storage Solutions segment at a price ranging from 1.20550 to 1.20440 US Dollars (USD) to British Pounds Sterling. The price was dependent upon the date of the closing of the sale. This contract, which was to expire on September 11, 2023, mitigated the foreign currency risk of the USD relative to the British Pound Sterling prior to the closing of the sale of the former UK Storage Solutions segment. This contract did not qualify for hedge accounting and was revalued at fair value at December 31, 2022 with unrealized gains and losses reflected in the Company's results of operations. Upon the closing of the sale of the former UK Storage Solutions segment on January 31, 2023, the Company settled the contingent foreign currency forward contract and received cash at an exchange rate of 1.205 USD to British Pounds Sterling.

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
The location and the impact of the foreign currency contract, excluding the impact of income taxes, on the Company’s statement of operations for the nine months ended September 30, 2023 was as follows:

(in thousands)	Income Statement Location	Nine Months Ended September 30, 2023
Loss recognized in income	Currency losses, net	$7,715

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
The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of finance leases at September 30, 2023 approximate their respective book values.
The following table shows the carrying amounts and fair values of financial liabilities which are disclosed, but not measured, at fair value, including their levels in the fair value hierarchy:

	September 30, 2023				December 31, 2022
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facility	$1,865,116	$—	$1,893,728	$—	$1,988,176	$—	$2,020,000	$—
2025 Secured Notes	522,124	—	521,725	—	520,350	—	526,800	—
2028 Secured Notes	494,238	—	448,625	—	493,470	—	450,135	—
2031 Secured Notes	493,633	—	497,800	—	—	—	—	—
Total	$3,375,111	$—	$3,361,878	$—	$3,001,996	$—	$2,996,935	$—
As of September 30, 2023, the carrying values of the ABL Facility, the 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured Notes included $28.6 million, $4.4 million, $5.8 million, and $6.4 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2022, the carrying value of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $31.8 million, $6.2 million, and $6.5 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates. The fair value of the 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured Notes is based on their last trading price at the end of each period obtained from a third party. The classification and the fair value of derivative assets and liabilities are disclosed in Note 12.

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
Restricted Stock Awards
The following table summarizes the Company's RSA activity for the nine months ended September 30, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	35,244	$37.17	36,176	$29.30
Granted	28,946	$44.44	35,244	$37.17
Vested	(35,244)	$37.17	(36,176)	$29.30
Outstanding at end of period	28,946	$44.44	35,244	$37.17
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million for both the three months ended September 30, 2023 and 2022. Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $1.0 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was $0.9 million of unrecognized compensation cost related to RSAs that is expected to be recognized over the remaining weighted average vesting period of 0.7 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the nine months ended September 30, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	789,779	$26.16	997,451	$18.54
Granted	213,388	$50.74	377,804	$35.40
Forfeited	(52,435)	$36.29	(94,841)	$31.08
Vested	(322,482)	$21.38	(478,906)	$16.42
Outstanding at end of period	628,250	$36.12	801,508	$26.27
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $2.2 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively. Compensation expense for RSUs recognized in SG&A on the condensed consolidated statements of operations was $6.1 million and $6.4 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, unrecognized compensation cost related to Time-Based RSUs totaled $16.4 million and is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity for the nine months ended September 30, 2023 and 2022:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,894,250	$33.67	1,536,394	$26.34
Granted	376,826	$69.52	745,079	$42.34
Forfeited	(27,500)	$48.38	(61,678)	$41.62
Vested	(293,934)	$16.34	(313,152)	$16.45
Outstanding at end of period	1,949,642	$42.96	1,906,643	$33.72
Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $6.2 million and $4.9 million for the three months ended September 30, 2023 and 2022, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $18.8 million and $15.2 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, unrecognized compensation cost related to Performance-Based RSUs totaled $41.8 million and is expected to be recognized over the remaining weighted average vesting period of 1.8 years.
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
Stock Options
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2023:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	864,276	$12.91
Exercised	—	$—	(32,623)	$13.87
Outstanding at end of period	534,188	$13.60	831,653	$12.87

Fully vested and exercisable options, September 30, 2023	534,188	$13.60	831,653	$12.87
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2022:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	1,527,643	$14.66
Exercised	—	$—	(635,318)	$17.02
Outstanding at end of period	534,188	$13.60	892,325	$12.97

Fully vested and exercisable options, September 30, 2022	534,188	$13.60	892,325	$12.97
WillScot Options
Compensation expense for stock option awards, recognized in SG&A on the condensed consolidated statements of operations, was $0.2 million for the nine months ended September 30, 2022.

NOTE 15 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of September 30, 2023, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 16 - Segment Reporting
The Company operates in two reportable segments as follows: Modular Solutions ("Modular") and Storage Solutions ("Storage"). Total assets for each reportable segment are not available because the Company utilizes a centralized approach to working capital management. Transactions between reportable segments are not significant. During the first quarter of 2023, the ground level office business within the Modular segment was transferred to the Storage segment, and associated revenues, expenses, and operating metrics were transferred to the Storage segment. All periods presented have been retrospectively revised to reflect this change within the Modular and Storage segments. For the three months ended September 30, 2022, this resulted in approximately $13.3 million of revenue and $7.3 million of gross profit being transferred from the Modular segment to the Storage segment. For the nine months ended September 30, 2022, $36.8 million of revenue and $20.9 million of gross profit were transferred from the Modular segment to the Storage segment.
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

Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30, 2023
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$293,694	$173,075		$466,769
Delivery and installation	77,126	38,472		115,598
Sales revenue:
New units	8,664	1,491		10,155
Rental units	8,322	3,990		12,312
Total revenues	387,806	217,028		604,834

Costs:
Cost of leasing and services:
Leasing	83,626	20,705		104,331
Delivery and installation	58,968	23,113		82,081
Cost of sales:
New units	4,490	606		5,096
Rental units	4,365	2,317		6,682
Depreciation of rental equipment	55,178	11,772		66,950
Gross profit	$181,179	$158,515		$339,694
Other selected data:
Adjusted EBITDA from continuing operations	$148,386	$117,094	$—	$265,480
Selling, general and administrative expense	$87,836	$53,192	$10,955	$151,983
Purchases of rental equipment and refurbishments	$51,400	$11,988	$—	$63,388

	Three Months Ended September 30, 2022
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$260,239	$167,603		$427,842
Delivery and installation	82,227	44,789		127,016
Sales revenue:
New units	7,892	1,716		9,608
Rental units	11,714	1,828		13,542
Total revenues	362,072	215,936		578,008

Costs:
Cost of leasing and services:
Leasing	78,075	29,645		107,720
Delivery and installation	64,773	26,971		91,744
Cost of sales:
New units	4,795	1,003		5,798
Rental units	5,585	1,261		6,846
Depreciation of rental equipment	59,322	8,693		68,015
Gross profit	$149,522	$148,363		$297,885
Other selected data:
Adjusted EBITDA from continuing operations	$135,246	$104,122	$—	$239,368
Selling, general and administrative expense	$76,535	$52,903	$10,678	$140,116
Purchases of rental equipment and refurbishments	$81,052	$41,246	$—	$122,298

	Nine Months Ended September 30, 2023
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$844,060	$511,980		$1,356,040
Delivery and installation	217,115	117,867		334,982
Sales revenue:
New units	24,756	5,060		29,816
Rental units	22,220	9,333		31,553
Total revenues	1,108,151	644,240		1,752,391

Costs:
Cost of leasing and services:
Leasing	234,550	65,852		300,402
Delivery and installation	169,014	69,423		238,437
Cost of sales:
New units	14,010	2,089		16,099
Rental units	10,926	5,277		16,203
Depreciation of rental equipment	160,397	30,159		190,556
Gross profit	$519,254	$471,440		$990,694
Other selected data:
Adjusted EBITDA from continuing operations	$436,793	$336,870	$—	$773,663
Selling, general and administrative expense	$249,049	$165,577	$35,059	$449,685
Purchases of rental equipment and refurbishments	$141,183	$24,543	$—	$165,726

	Nine Months Ended September 30, 2022
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$725,062	$440,725		$1,165,787
Delivery and installation	208,547	114,849		323,396
Sales revenue:
New units	21,186	4,136		25,322
Rental units	31,078	6,486		37,564
Total revenues	985,873	566,196		1,552,069

Costs:
Cost of leasing and services:
Leasing	204,852	71,313		276,165
Delivery and installation	170,294	74,567		244,861
Cost of sales:
New units	12,261	2,614		14,875
Rental units	15,912	4,304		20,216
Depreciation of rental equipment	163,825	24,968		188,793
Gross profit	$418,729	$388,430		$807,159
Other selected data:
Adjusted EBITDA from continuing operations	$357,656	$258,128	$—	$615,784
Selling, general and administrative expense	$233,539	$157,257	$37,593	$428,389
Purchases of rental equipment and refurbishments	$221,111	$95,699	$—	$316,810

The following table presents reconciliations of the Company’s income from continuing operations to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Income from continuing operations	$91,516	$78,176	$255,516	$177,323
Income tax expense from continuing operations	32,780	28,288	94,855	61,219
Interest expense	53,803	38,009	145,915	101,732
Depreciation and amortization	84,802	83,671	242,927	234,762
Currency losses, net	96	160	6,885	124
Restructuring costs, lease impairment expense and other related charges	—	—	22	168
Transaction costs	787	—	787	35
Integration costs	780	3,902	6,900	13,182
Stock compensation expense	8,636	7,111	26,134	22,512
Other	(7,720)	51	(6,278)	4,727
Adjusted EBITDA from continuing operations	$265,480	$239,368	$773,663	$615,784

NOTE 17 - Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Numerator:
Income from continuing operations	$91,516	$78,176	$255,516	$177,323
Income from discontinued operations	—	50,417	134,613	75,817
Net income	$91,516	$128,593	$390,129	$253,140

Denominator:
Weighted average Common Shares outstanding – basic	196,199	213,637	201,043	219,312
Dilutive effect of shares outstanding
Warrants	—	1,812	—	1,816
RSAs	5	8	16	17
Time-based RSUs	232	355	283	382
Performance-based RSUs	1,864	1,067	2,138	1,279
Stock Options	958	1,049	981	1,127
Weighted average Common Shares outstanding – dilutive	199,258	217,928	204,461	223,933
The following amounts of common shares that the Company may be obligated to issue were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Time-based RSUs	—	—	141	—
Performance-based RSUs	368	556	247	788
Total anti-dilutive shares	368	556	388	788

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini"), our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and nine months ended September 30, 2023 or prior periods.
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

Executive Summary and Outlook
We are a leading business services provider specializing in innovative flexible work space and portable storage solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of September 30, 2023, our branch network included approximately 240 branch locations and additional drop lots to service our over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” modular space and portable storage solutions with over 156,000 modular space units and over 212,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable reoccurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its reoccurring nature and the underlying stability and diversification of our lease portfolio. Furthermore, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio, excluding seasonal portable storage units, is approximately 35 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction sector, which collectively accounted for approximately 86% of our revenues in the nine months ended September 30, 2023.
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
Business Combinations
During the three months ended September 30, 2023, we acquired a national provider of cold storage solutions and a regional modular space manufacturing and leasing business, which consisted primarily of approximately 2,200 climate-controlled containers and refrigerated storage trailers and 1,300 modular leasing units, respectively, for $332.8 million in cash, net of cash acquired.
Asset Acquisitions
During the nine months ended September 30, 2023, we also acquired certain assets and liabilities of five regional and local storage and modular companies, which consisted primarily of approximately 1,800 storage units and 700 modular units, for $149.4 million in cash, net of cash acquired. The accompanying consolidated financial statements include $147.9 million of rental equipment as a result of these acquisitions.
Financing Activities
On September 25, 2023, Williams Scotsman, Inc. (“WSI”), a subsidiary of the Company, completed a private offering of $500.0 million in aggregate principal amount of 7.375% senior secured notes due 2031 (the "2031 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay approximately $494.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses.
Share Repurchases
During the nine months ended September 30, 2023, we repurchased 15,037,843 shares of Common Stock for $674.8 million. As of September 30, 2023, $634.2 million of the approved share repurchase pool remained available. Given the predictability of our free cash flow, we believe that repurchases will be a reoccurring capital allocation priority.
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
Third Quarter Highlights
For the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, unless otherwise noted, key drivers of our financial performance included:
•Total revenues increased $26.8 million, or 4.6%. Leasing revenue increased $39.0 million, or 9.1%, and new unit sales revenue increased $0.5 million, or 5.7%. These increases were partially offset by a delivery and installation revenue decrease of $11.4 million, or 9.0%, and rental unit sales, which decreased $1.2 million, or 9.1%.
Key leasing revenue drivers included:
•Average modular space monthly rental rate increased $149, or 15.9%, to $1,089 driven by strong pricing performance across both segments. Average modular space monthly rental rates increased by $143, or 14.3%, in the Modular segment and by $135, or 18.8%, in the Storage segment.
•Average portable storage monthly rental rate increased $49, or 24.9%, to $246 driven by increased pricing as a result of our price management tools and processes as well as due to higher rates on the acquired climate-controlled containers and refrigerated storage units.
•Average portable storage units on rent decreased 28,328 units, or 16.0%, and average modular space units on rent decreased 5,140 units, or 4.9%.
•Average utilization for portable storage units decreased to 70.0% from 88.7% for the same period in 2022 driven by decreased demand in 2023 as compared to the same period in 2022. Average utilization for modular space units decreased 450 basis points ("bps") to 64.2%.
•Modular segment revenue, which represented 64.1% of consolidated revenue for the three months ended September 30, 2023, increased $25.7 million, or 7.1%, to $387.8 million. The increase was driven by our core leasing revenue, which increased $33.5 million, or 12.9%, due to continued growth of pricing and VAPS, partially offset by decreased delivery and installation revenues, which decreased $5.1 million, or 6.2%, driven by decreased activity. Rental unit sales decreased $3.5 million, or 29.7%, and new unit sales increased $0.8 million, or 10.1%. Modular revenue drivers for the three months ended September 30, 2023 included:
•Modular space average monthly rental rate of $1,142 increased 14.3% year over year representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
•Average modular space units on rent decreased 1,434, or 1.7%, year over year.
•Average modular space monthly utilization decreased 250 bps to 65.4% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
•Storage segment revenue, which represented 35.9% of consolidated revenue for the three months ended September 30, 2023, increased $1.2 million, or 0.6%, to $217.1 million. The increase was driven by our core leasing revenue, which grew $5.5 million, or 3.3%, due to increased pricing and contributions from the recently acquired climate-controlled containers and refrigerated storage units, offset by lower overall units on rent. Delivery and installation revenues decreased $6.3 million, or 14.1%, driven by decreased activity. Rental unit sales increased $2.2 million, or 118.3%, and new unit sales decreased $0.2 million, or 11.8%. Storage revenue drivers for the three months ended September 30, 2023 included:
•Portable storage average monthly rental rate of $246 increased 24.9% year over year as a result of our price management tools, processes and early benefits from increased VAPS penetration opportunities, as well as due to higher rates on the acquired climate-controlled containers and refrigerated storage units. Approximately 5% of the 24.9% increase was driven by acquired climate-controlled containers and refrigerated storage units. Modular space average monthly rental rate of $854 increased 18.8% year over year as a result of price optimization and increased VAPS penetration.
•Average portable storage units on rent decreased 28,252, or 16.1%, year over year driven by lower demand during 2023 versus the high growth achieved in 2022 including the impact of fewer retail remodels and timing of seasonal demand versus the prior year. Average modular space units on rent decreased 3,706, or 16.8%, year over year due to lower demand.
•Average portable storage monthly utilization decreased 18.7% to 70.1% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Average modular space monthly utilization decreased 12.6% to 59.4% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
•Generated income from continuing operations of $91.5 million for the three months ended September 30, 2023. Discrete costs in the period included $1.6 million of integration and transaction costs.
•Generated Adjusted EBITDA from continuing operations of $265.5 million for the three months ended September 30, 2023, representing an increase of $26.2 million, or 10.9%, as compared to the same period in 2022. This increase was driven primarily by increased leasing revenue.
•Adjusted EBITDA margin from continuing operations was 43.9% in the third quarter of 2023 and increased 250 bps versus prior year driven by continued expansion of most margin lines. Most significantly, leasing margins increased 280 bps versus prior year and delivery and installation margins increased 120 bps versus prior year, both driven primarily by increased pricing. Selling, general, and administrative expenses included in Adjusted EBITDA increased as a percentage of revenue by 110 bps versus 2022, partially offsetting the increased leasing and delivery and installation margins.
•Net cash provided by operating activities decreased $19.4 million to $191.0 million for the three months ended September 30, 2023 in part due to the divestitures of the Tank and Pump and UK Storage Segments. Net cash used in investing activities, excluding cash used as part of acquisitions, decreased by $83.8 million as a result of reduced refurbishment spending and decreased purchases of new fleet as a result of lower utilization.
•Generated Free Cash Flow of $147.8 million for the three months ended September 30, 2023 representing an increase of $64.4 million as compared to the same period in 2022. This Free Cash Flow along with additional net borrowings under the ABL Facility (defined as receipts from borrowings, less repayment of borrowings from the condensed consolidated statement of cash flows), were deployed to:
•Acquired national provider of cold storage solutions and a regional modular space manufacturing and leasing business, with portfolios of approximately 2,200 climate-controlled containers and refrigerated storage trailers and 1,300 modular leasing units for $332.8 million, net of cash acquired; and
•Returned $219.9 million to shareholders through stock repurchases, reducing outstanding Common Stock by 5,042,524 shares.
•We believe the predictability of our free cash flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, maintaining leverage in our stated range, opportunistically executing accretive acquisitions, and returning capital to shareholders.

Consolidated Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Our condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 are presented below.

	Three Months Ended September 30,		2023 vs. 2022 $ Change
(in thousands)	2023	2022
Revenues:
Leasing and services revenue:
Leasing	$466,769	$427,842	$38,927
Delivery and installation	115,598	127,016	(11,418)
Sales revenue:
New units	10,155	9,608	547
Rental units	12,312	13,542	(1,230)
Total revenues	604,834	578,008	26,826
Costs:
Costs of leasing and services:
Leasing	104,331	107,720	(3,389)
Delivery and installation	82,081	91,744	(9,663)
Costs of sales:
New units	5,096	5,798	(702)
Rental units	6,682	6,846	(164)
Depreciation of rental equipment	66,950	68,015	(1,065)
Gross profit	339,694	297,885	41,809
Expenses:
Selling, general and administrative	151,983	140,116	11,867
Other depreciation and amortization	17,852	15,656	2,196
Currency losses, net	96	160	(64)
Other income, net	(8,336)	(2,520)	(5,816)
Operating income	178,099	144,473	33,626
Interest expense	53,803	38,009	15,794
Income from continuing operations before income tax	124,296	106,464	17,832
Income tax expense from continuing operations	32,780	28,288	4,492
Income from continuing operations	91,516	78,176	13,340

Discontinued operations:
Income from discontinued operations before income tax	—	20,285	(20,285)
Gain on sale of discontinued operations	—	34,049	(34,049)
Income tax expense from discontinued operations	—	3,917	(3,917)
Income from discontinued operations	—	50,417	(50,417)

Net income	$91,516	$128,593	$(37,077)
Comparison of Three Months Ended September 30, 2023 and 2022
Revenue: Total revenue increased $26.8 million, or 4.6%, to $604.8 million for the three months ended September 30, 2023 from $578.0 million for the three months ended September 30, 2022. Leasing revenue increased $39.0 million, or 9.1%, as compared to the same period in 2022 driven by improved pricing and value added products penetration, partially offset by a decrease of 33,468 average total units on rent. Delivery and installation revenues decreased $11.4 million, or 9.0%, due to decreased deliveries and returns across both of our segments. Rental unit sales decreased $1.2 million, or 9.1%, and new unit sales increased $0.5 million, or 5.7%.

Total average units on rent for the three months ended September 30, 2023 and 2022 were 248,450 and 281,918, respectively, representing a decrease of 33,468, or 11.9%. Portable storage average units on rent decreased by 28,328 units, or 16.0%, for the three months ended September 30, 2023 driven by lower demand in 2023 including the impact of fewer retail remodels and timing of seasonal demand as compared to strong delivery and unit on rent growth in 2022. The average portable storage unit utilization rate during the three months ended September 30, 2023 was 70.0% as compared to 88.7% during the same period in 2022. Modular space average units on rent decreased 5,140 units, or 4.9%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The average modular space unit utilization rate during the three months ended September 30, 2023 was 64.2% as compared to 68.7% during the same period in 2022.
Modular space average monthly rental rates increased 15.9% to $1,089 for the three months ended September 30, 2023. Average modular space monthly rental rates increased by $143, or 14.3%, to $1,142 in the Modular segment and by $135, or 18.8%, in the Storage segment. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our Modular segment as well as by application of these same price management tools and processes across the Storage segment.
Average portable storage monthly rental rates increased 24.9% to $246 for the three months ended September 30, 2023 as a result of our price management tools, processes and early benefits from increased VAPS penetration opportunities, as well as due to higher rates on the acquired climate-controlled containers and refrigerated storage units. Approximately 5% of the 24.9% increase was driven by acquired climate-controlled containers and refrigerated storage units.
Gross Profit: Gross profit increased $41.8 million, or 14.0%, to $339.7 million for the three months ended September 30, 2023 from $297.9 million for the three months ended September 30, 2022. The increase in gross profit was a result of a $42.4 million increase in leasing gross profit and was partially offset by decreased delivery and installation gross profit of $1.8 million. Increases in leasing gross profits were primarily a result of increased revenues due to favorable average monthly rental rates including VAPS across both portable storage and modular space units, which more than offset lower unit on rent volumes. Cost of leasing and services decreased by $13.1 million, or 6.6%, for the three months ended September 30, 2023 versus the three months ended September 30, 2022, driven by a decrease in subcontractors costs of $14.0 million, or 17.4%, and materials of $4.1 million, or 12.6%. These decreased costs were partially offset by a $4.8 million, or 7.9%, increase in labor costs.
Cost of sales decreased by $0.9 million, or 6.9%, which is in line with decreased sales revenues of 3.0% for the three months ended September 30, 2023, resulting in improved sales gross profit margins. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective changes in sales volume and inflationary pressures impacting our business.
Increases in gross profit were also driven by decreased depreciation of $1.1 million, or 1.6%, as a result of lower capital investments made in refurbishments over the past twelve months in rental equipment, partially offset by increases driven by acquired fleet.
Our resulting gross profit percentage was 56.2% and 51.5% for the three months ended September 30, 2023 and 2022, respectively. Our gross profit percentage, excluding the effects of depreciation, was 67.2% and 63.3% for the three months ended September 30, 2023 and 2022, respectively. These increases were driven primarily by continued price optimization within leasing and execution of VAPS penetration opportunities that have outpaced increases in cost of leasing and services.
SG&A: Selling, general and administrative expense ("SG&A") increased $11.9 million, or 8.5%, to $152.0 million for the three months ended September 30, 2023, compared to $140.1 million for the three months ended September 30, 2022. Service agreements and professional fees increased $6.2 million, or 37.3%, driven by increased professional fees and licensing subscription costs, as well as due to higher legal costs. Real estate and occupancy costs increased $3.0 million, or 16.2%. Stock based compensation increased $1.7 million, or 24.4%. Our provision for credit losses increased $7.2 million, or 222.9%. Employee SG&A excluding stock compensation decreased $5.7 million, or 8.3%, primarily as a result of reduced variable compensation, and integration expenses declined $3.1 million, or 80.0%, during the period, partially offsetting these increases.
Other Depreciation and Amortization: Other depreciation and amortization increased $2.2 million to $17.9 million for the three months ended September 30, 2023 compared to $15.7 million for the three months ended September 30, 2022. The increase was driven by increased depreciation as a result of our recent investments in our CRM system and other infrastructure improvements across our branch network.
Currency Losses, net: Currency losses, net decreased by $0.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Other Income, Net: Other income, net was $8.3 million for the three months ended September 30, 2023 compared to $2.5 million for the three months ended September 30, 2022. The increase in other income, net was related to an increase in the gain on sale of fixed assets related to a real estate sale transaction during the three months ended September 30, 2023.
Interest Expense: Interest expense increased $15.8 million, or 41.6%, to $53.8 million for the three months ended September 30, 2023 from $38.0 million for the three months ended September 30, 2022. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates and higher outstanding debt balances. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Income Tax Expense: Income tax expense increased $4.5 million to $32.8 million for the three months ended September 30, 2023 compared to $28.3 million for the three months ended September 30, 2022. The increase in expense was driven by an increase in income from continuing operations before income tax for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Income from Discontinued Operations: Income from discontinued operations was related to the former UK Storage Solutions and Tank and Pump segments, which were sold in prior periods.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Our condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 are presented below.

	Nine Months Ended September 30,		2023 vs. 2022 $ Change
(in thousands)	2023	2022
Revenues:
Leasing and services revenue:
Leasing	$1,356,040	$1,165,787	$190,253
Delivery and installation	334,982	323,396	11,586
Sales revenue:
New units	29,816	25,322	4,494
Rental units	31,553	37,564	(6,011)
Total revenues	1,752,391	1,552,069	200,322
Costs:
Costs of leasing and services:
Leasing	300,402	276,165	24,237
Delivery and installation	238,437	244,861	(6,424)
Costs of sales:
New units	16,099	14,875	1,224
Rental units	16,203	20,216	(4,013)
Depreciation of rental equipment	190,556	188,793	1,763
Gross profit	990,694	807,159	183,535
Expenses:
Selling, general and administrative	449,685	428,389	21,296
Other depreciation and amortization	52,371	45,969	6,402
Currency losses, net	6,885	124	6,761
Other income, net	(14,533)	(7,597)	(6,936)
Operating income	496,286	340,274	156,012
Interest expense	145,915	101,732	44,183
Income from continuing operations before income tax	350,371	238,542	111,829
Income tax expense from continuing operations	94,855	61,219	33,636
Income from continuing operations	255,516	177,323	78,193

Discontinued operations:
Income from discontinued operations before income tax	4,003	53,212	(49,209)
Gain on sale of discontinued operations	176,078	34,049	142,029
Income tax expense from discontinued operations	45,468	11,444	34,024
Income from discontinued operations	134,613	75,817	58,796

Net income	$390,129	$253,140	$136,989

Comparison of Nine Months Ended September 30, 2023 and 2022
Revenue: Total revenue increased $200.3 million, or 12.9%, to $1,752.4 million for the nine months ended September 30, 2023 from $1,552.1 million for the nine months ended September 30, 2022. Leasing revenue increased $190.3 million, or 16.3%, as compared to the same period in 2022 driven by improved pricing and value added products penetration, partially offset by a decrease of 12,141 average modular space and portable storage units on rent. Delivery and installation revenues increased $11.6 million, or 3.6%, due to increased pricing across both of our segments. Rental unit sales decreased $6.0 million, or 16.0%, and new unit sales increased $4.5 million, or 17.7%.
Total average units on rent for the nine months ended September 30, 2023 and 2022 were 256,745 and 268,886, respectively. Modular space average units on rent decreased 3,366 units, or 3.2%, and portable storage average units on rent decreased by 8,775 units, or 5.3%, for the nine months ended September 30, 2023. The average modular space unit utilization rate during the nine months ended September 30, 2023 was 65.1% as compared to 68.6% during the same period in 2022. The average portable storage unit utilization rate during the nine months ended September 30, 2023 was 73.9%, as compared to 86.0% during the same period in 2022.
Modular space average monthly rental rates increased 18.1% to $1,043 for the nine months ended September 30, 2023. Average portable storage monthly rental rates increased 25.8% to $229 for the nine months ended September 30, 2023. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our Modular segment as well as by application of these same price management tools and processes across the Storage segment and from early benefits from increased VAPS penetration opportunities on our basic VAPS offerings in the Storage segment, which began in the second quarter of 2022.
Gross Profit: Gross profit increased $183.5 million, or 22.7%, to $990.7 million for the nine months ended September 30, 2023 from $807.2 million for the nine months ended September 30, 2022. The increase in gross profit is a result of a $166.0 million increase in leasing gross profit, increased delivery and installation gross profit of $18.0 million, and increased new and rental unit sale margins of $1.3 million. Increases were primarily a result of increased revenues due to favorable average monthly rental rates and delivery and installation pricing across both portable storage and modular space units, which offset lower unit on rent volumes. Cost of leasing and services increased by $17.8 million, or 3.4%, for the nine months ended September 30, 2023 versus the nine months ended September 30, 2022, driven by a $19.8 million, or 11.6%, increase in labor costs, a $4.4 million, or 5.7%, increase in material costs, and a $3.6 million, or 5.1%, increase in vehicle, equipment and other costs partially offset by a $10.0 million, or 4.9%, decrease in subcontractor costs.
Cost of sales decreased by $2.8 million, or 7.9%, which is in line with decreased sales revenues of 2.4% for the nine months ended September 30, 2023, resulting in improved sales gross profit margins. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the change in sales volume and inflationary pressures impacting our business.
Increases in gross profit were offset partially by increased depreciation of $1.8 million, or 0.9%, as a result of capital investments made over the past twelve months in rental equipment including acquired fleet.
Our gross profit percentage was 56.5% and 52.0% for the nine months ended September 30, 2023 and 2022, respectively. Our gross profit percentage, excluding the effects of depreciation, was 67.4% and 64.2% for the nine months ended September 30, 2023 and 2022, respectively. These increases were driven primarily by continued price optimization within leasing and execution of VAPS penetration opportunities that have outpaced increases in cost of leasing and services.
SG&A: Selling, general and administrative expense ("SG&A") increased $21.3 million, or 5.0%, to $449.7 million for the nine months ended September 30, 2023, compared to $428.4 million for the nine months ended September 30, 2022. Real estate and occupancy costs increased $7.3 million, or 13.0%, travel expenses increased $4.2 million, or 29.9%, due to increased travel and training, service agreements and professional fees increased $3.5 million, or 6.3%, and non-income business taxes increased $3.0 million, or 50.5%. Our provision for credit losses increased $10.3 million, or 106.0%. Stock compensation expense increased $3.6 million to $26.1 million for the nine months ended September 30, 2023, compared to $22.5 million for the nine months ended September 30, 2022. Partially offsetting these increases, integration expenses declined $6.3 million, or 47.7%, during the period and.employee SG&A excluding stock compensation decreased $8.6 million, or 4.2%, primarily as a result of reduced variable compensation.
Other Depreciation and Amortization: Other depreciation and amortization increased $6.4 million to $52.4 million for the nine months ended September 30, 2023 compared to $46.0 million for the nine months ended September 30, 2022. The increase was driven by increased depreciation as a result of our recent investments in our CRM system and other infrastructure improvements across our branch network.
Currency Losses, Net: Currency losses, net increased by $6.8 million to $6.9 million for the nine months ended September 30, 2023. This change was primarily attributable to a loss on the settlement of the contingent foreign currency forward contract relating to the sale of the former UK Storage Solutions segment.
Other Income, Net: Other income, net was $14.5 million for the nine months ended September 30, 2023 compared to $7.6 million for the nine months ended September 30, 2022. The increase in other income, net was related to an increase in the gain on sale of fixed assets related to a real estate sale transaction during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Interest Expense: Interest expense increased $44.2 million to $145.9 million for the nine months ended September 30, 2023 from $101.7 million for the nine months ended September 30, 2022. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates and higher outstanding debt balances. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Income Tax Expense: Income tax expense increased $33.6 million to $94.9 million for the nine months ended September 30, 2023 compared to $61.2 million for the nine months ended September 30, 2022. The increase in expense was driven by an increase in income from continuing operations before income tax for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Income from Discontinued Operations: Income from discontinued operations increased $58.8 million to $134.6 million for the nine months ended September 30, 2023 compared to $75.8 million for the nine months ended September 30, 2022. The increase in income from discontinued operations was driven by the gain on sale of the former UK Storage Solutions segment of $176.1 million, partially offset by an increase in income tax expense from discontinued operations as well as having no contribution from the former Tank and Pump segment in 2023.

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
The following tables and discussion summarize our reportable segment financial information for the three and nine months ended September 30, 2023 and 2022.
Comparison of Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$387,806	$217,028	$604,834
Gross profit	$181,179	$158,515	$339,694
Adjusted EBITDA from continuing operations	$148,386	$117,094	$265,480
Capital expenditures for rental equipment	$51,400	$11,988	$63,388
Average modular space units on rent	81,866	18,410	100,276
Average modular space utilization rate	65.4%	59.4%	64.2%
Average modular space monthly rental rate	$1,142	$854	$1,089
Average portable storage units on rent	480	147,694	148,174
Average portable storage utilization rate	61.1%	70.1%	70.0%
Average portable storage monthly rental rate	$258	$246	$246

	Three Months Ended September 30, 2022
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$362,072	$215,936	$578,008
Gross profit	$149,521	$148,364	$297,885
Adjusted EBITDA from continuing operations	$135,246	$104,122	$239,368
Capital expenditures for rental equipment	$81,052	$41,246	$122,298
Average modular space units on rent	83,300	22,116	105,416
Average modular space utilization rate	67.9%	72.0%	68.7%
Average modular space monthly rental rate	$999	$719	$940
Average portable storage units on rent	556	175,946	176,502
Average portable storage utilization rate	63.1%	88.8%	88.7%
Average portable storage monthly rental rate	$227	$197	$197

Modular
Revenue: Total revenue increased $25.7 million, or 7.1%, to $387.8 million for the three months ended September 30, 2023 from $362.1 million for the three months ended September 30, 2022. The increase was primarily the result of a $33.5 million, or 12.9%, increase in leasing revenue, a $0.8 million, or 10.1%, increase in new unit sales. These increases were partially offset by a $5.1 million, or 6.2%, decrease in delivery and installation revenue driven by reduced activity, and a decrease of $3.5 million, or 29.7%, in rental unit sales revenue.
Average modular space monthly rental rates increased 14.3% for the three months ended September 30, 2023 to $1,142 driven by the continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Average modular space units on rent decreased by 1,434 units, or 1.7%, year over year.
Gross Profit: Gross profit increased $31.7 million, or 21.2%, to $181.2 million for the three months ended September 30, 2023 from $149.5 million for the three months ended September 30, 2022. The increase in gross profit was driven by higher leasing gross profit, which increased $28.0 million, or 15.4%, driven by improved pricing including VAPS. The increase in gross profit from leasing for the three months ended September 30, 2023 was further complemented by a $0.7 million increase in delivery and installation gross profit driven by increased pricing, and a $1.1 million increase in new unit sales gross profit partially offset by a $2.2 million decrease in rental unit sales gross profit. In addition, cost of leasing and services decreased by $0.3 million, or 0.2%, for the three months ended September 30, 2023 versus the three months ended September 30, 2022, driven by a $3.5 million, or 5.7%, decrease in subcontractor costs, and a $0.6 million, or 2.7%, decrease in material costs, partially offset by a $3.4 million, or 7.8%, increase in labor costs, and a $0.6 million, or 4.1%, increase in vehicle, equipment and other costs.
Cost of sales decreased by $1.5 million, or 14.7%, which is in line with the decreased sales revenues of 13.7% for three months ended September 30, 2023. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the change in sales volume and inflationary pressures impacting our business.
The increase in gross profit was also partially driven by decreased depreciation of $4.1 million, or 7.0%, as a result of lower capital investments made in refurbishments over the past twelve months in rental equipment, partially offset by increases driven by acquired fleet.
Adjusted EBITDA: Adjusted EBITDA increased $13.2 million, or 9.8%, to $148.4 million for the three months ended September 30, 2023 from $135.2 million for the three months ended September 30, 2022. The increase was primarily driven by higher gross profit discussed above. SG&A, excluding discrete items, increased $11.3 million, or 14.8%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $29.7 million, or 36.6%, to $51.4 million for the three months ended September 30, 2023 from $81.1 million for the three months ended September 30, 2022 driven by successful efforts to reduce our refurbishment costs through better unit selection and work scope during 2023.
Storage
Revenue: Total revenue increased $1.1 million, or 0.5%, to $217.0 million for the three months ended September 30, 2023 from $215.9 million for the three months ended September 30, 2022. The increase was primarily the result of a $5.5 million, or 3.3%, increase in leasing revenue. Sales revenues increased $1.9 million, or 57.1%. These increases were partially offset by a $6.3 million, or 14.1%, decrease in delivery and installation revenue driven by lower volumes during the period. Average portable storage monthly rental rates increased 24.9% for the three months ended September 30, 2023 to $246 as a result of our price management tools, processes and early benefits from increased VAPS penetration opportunities, as well as due to higher rates on the acquired climate-controlled containers and refrigerated storage units. Approximately 5% of the 24.9% increase was driven by acquired climate-controlled containers and refrigerated storage units. Average portable storage units on rent decreased by 28,252 units, or 16.1%, year over year driven by lower demand in 2023 including the impact of fewer retail remodels and timing of seasonal demand as compared to strong delivery and unit on rent growth in 2022. Average modular space monthly rental rates increased 18.8% year-over-year driven primarily by increased pricing on new deliveries; however, average units on rent decreased 16.8% driven by lower demand.
Gross Profit: Gross profit increased by $10.2 million, or 6.8%, to $158.5 million for the three months ended September 30, 2023 compared to $148.4 million for the three months ended September 30, 2022. Gross profit on leasing activity increased by $14.4 million year over year driven by increased pricing as described above. Delivery and installation gross profit decreased $2.5 million, or 13.8%, due to lower activity levels. Sales gross profit increased by $1.3 million to $2.6 million. Cost of leasing and services decreased by $12.8 million, or 22.6%, for the three months ended September 30, 2023 versus the three months ended September 30, 2022, driven by a $10.5 million, or 56.1%, decrease in subcontractor costs, a $3.5 million, or 41.2%, decrease in material costs, and a $0.3 million, or 2.9%, decrease in vehicle, equipment and other costs, partially offset by a $1.5 million, or 8.0%, increase in labor costs. Net reductions were largely driven by lower volumes during the period.
Cost of sales increased by $0.7 million, or 29.1%, driven by increased sales revenues of 57.1% for three months ended September 30, 2023. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective changes in sales volume and inflationary pressures impacting our business.
These increases were offset partially by increased depreciation of $3.1 million, or 35.5%, as a result of capital investments made over the past twelve months in rental equipment including acquired fleet.
Adjusted EBITDA: Adjusted EBITDA increased $13.0 million, or 12.5%, to $117.1 million for the three months ended September 30, 2023 from $104.1 million for the three months ended September 30, 2022 and the margin expanded to 53.9% from 48.2% as a result of favorable pricing on units and increased VAPS penetration. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. SG&A, excluding discrete items, increased $0.3 million, or 0.5%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $12.0 million for the three months ended September 30, 2023 were $29.2 million lower than the prior-year quarter driven by a reduction in new container purchases during 2023 given current utilization and the significant investments made in 2022.
Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30, 2023
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$1,108,151	$644,240	$1,752,391
Gross profit	$519,254	$471,440	$990,694
Adjusted EBITDA from continuing operations	$436,793	$336,870	$773,663
Capital expenditures for rental equipment	$141,183	$24,543	$165,726
Average modular space units on rent	81,885	19,282	101,167
Average modular space utilization rate	65.8%	62.3%	65.1%
Average modular space monthly rental rate	$1,096	$815	$1,043
Average portable storage units on rent	479	155,099	155,578
Average portable storage utilization rate	60.4%	74.0%	73.9%
Average portable storage monthly rental rate	$232	$229	$229

	Nine Months Ended September 30, 2022
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$985,873	$566,196	$1,552,069
Gross profit	$418,730	$388,429	$807,159
Adjusted EBITDA from continuing operations	$357,656	$258,128	$615,784
Capital expenditures for rental equipment	$221,111	$95,699	$316,810
Average modular space units on rent	82,122	22,411	104,533
Average modular space utilization rate	67.5%	73.2%	68.6%
Average modular space monthly rental rate	$945	$657	$883
Average portable storage units on rent	498	163,855	164,353
Average portable storage utilization rate	56.5%	86.1%	86.0%
Average portable storage monthly rental rate	$201	$182	$182
Modular
Revenue: Total revenue increased $122.3 million, or 12.4%, to $1,108.2 million for the nine months ended September 30, 2023 from $985.9 million for the nine months ended September 30, 2022. The increase was primarily the result of a $119.0 million, or 16.4%, increase in leasing revenue and a $8.6 million, or 4.1%, increase in delivery and installation revenue. Average modular space monthly rental rates increased 16.0% year-over-year to $1,096 driven primarily by increased pricing on new deliveries. Average modular space units on rent decreased 237 units, or 0.3%. Average portable storage monthly rental rates increased 15.4% for the nine months ended September 30, 2023 to $232 driven by our price management tools, processes and early benefits from increased VAPS penetration opportunities on our basic VAPS offerings, which began in the second quarter of 2022. Average portable storage units on rent decreased 19 units, or 3.8%

Gross Profit: Gross profit increased $100.6 million, or 24.0%, to $519.3 million for the nine months ended September 30, 2023 from $418.7 million for the nine months ended September 30, 2022. The increase in gross profit was driven by higher leasing gross profit, which increased $89.3 million, or 17.2%, driven by improved pricing including VAPS, and by a $9.9 million increase in delivery and installation gross profit. These increases in gross profit from leasing for the nine months ended September 30, 2023 were further complemented by a $1.9 million increase in new unit sales gross profit, and slightly offset by a $3.9 million decrease in rental unit sales gross profit. Cost of leasing and services increased by $28.4 million, or 7.6%, for the nine months ended September 30, 2023 versus the nine months ended September 30, 2022, driven by a $9.3 million, or 16.2%, increase in material costs, a $14.5 million, or 12.2%, increase in labor costs, a $2.1 million, or 1.3%, increase in subcontractor costs, and a $2.5 million, or 6.2%, increase in vehicle, equipment and other costs.
Cost of sales decreased by $3.3 million, or 11.6%, which is in line with decreased sales revenues of 10.1% for the nine months ended September 30, 2023, resulting in improved sales gross profit margins. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective changes in sales volume and inflationary pressures impacting our business.
The increase in gross profit was also partially driven by a $3.4 million decrease in depreciation of rental equipment as a result of lower capital investments made in refurbishments of rental equipment over the past twelve months, partially offset by increases driven by acquired fleet.
Adjusted EBITDA: Adjusted EBITDA increased $79.1 million, or 22.1%, to $436.8 million for the nine months ended September 30, 2023 from $357.7 million for the nine months ended September 30, 2022. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete items, increased $15.5 million, or 6.6%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 driven primarily by a $3.8 million or 37.9% increase in travel costs, a $3.4 million or 8.8% increase in real estate costs, a $4.9 million or 8.0% increase in salaries, and a $4.9 million or 58.7% increase to the provision for credit losses, partially offset by a $5.6 million or 12.6% decrease in variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments decreased $79.9 million, or 36.1%, to $141.2 million for the nine months ended September 30, 2023 from $221.1 million for the nine months ended September 30, 2022 driven by successful efforts to reduce our refurbishment costs through better unit selection and work scope during 2023.
Storage
Revenue: Total revenue increased $78.2 million, or 13.8%, to $644.3 million for the nine months ended September 30, 2023 from $566.1 million for the nine months ended September 30, 2022. The increase was primarily the result of a $71.3 million, or 16.2%, increase in leasing revenue and a $3.1 million, or 2.7%, increase in delivery and installation revenue. Sales revenues increased $3.8 million, or 35.8%. Average portable storage monthly rental rates increased 25.8% year-over-year for the nine months ended September 30, 2023 to $229 driven by our price management tools and processes and early benefits from increased VAPS penetration opportunities on our basic VAPS offerings, which began in the second quarter of 2022. Average portable storage units on rent decreased by 8,756 units, or 5.3%, year over year driven by reduced activity in 2023 compared to 2022. Average modular space monthly rental rates increased 24.0% year-over-year for the nine months ended September 30, 2023 to $815 driven primarily by increased pricing on new deliveries; however, average units on rent decreased 14.0% driven by lower demand.
Gross Profit: Gross profit increased by $83.0 million, or 21.4%, to $471.4 million for the nine months ended September 30, 2023 compared to $388.4 million for the nine months ended September 30, 2022. Gross profit on leasing activity increased by $76.7 million year over year, or 20.8%, driven by increased pricing as described above. Delivery and installation gross profit increased $8.3 million, or 20.6%, driven by increased pricing. Sales gross profit increased by $3.3 million to $7.0 million.
Cost of leasing and services decreased by $10.6 million, or 7.3%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, driven by a $4.9 million, or 24.7%, decrease in material costs and a $12.2 million, or 28.0%, decrease in subcontractor costs, partially offset by a $5.3 million, or 10.1%, increase in labor costs and a $1.1 million, or 3.8%, increase in vehicle, equipment and other costs. Cost of sales increased only moderately by $0.4 million, or 6.5%, as sales revenues increased $3.8 million, or 35.5%, driving improved sales gross profit margins for the nine months ended September 30, 2023. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective changes in sales volume and inflationary pressures impacting our business.
These increases were partially offset by increased depreciation of $5.2 million, or 20.8%, as a result of capital investments made over the past twelve months in rental equipment including acquired fleet.
Adjusted EBITDA: Adjusted EBITDA increased $78.8 million, or 30.5%, to $336.9 million for the nine months ended September 30, 2023 from $258.1 million for the nine months ended September 30, 2022. The increase in Adjusted EBITDA was driven primarily by increased leasing gross profit as described above, partially offset by increased SG&A. SG&A, excluding discrete items, increased $8.3 million, or 5.3%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 driven primarily by a $3.8 million, or 22.9% increase in real estate costs, $3.1 million, or 6.8%, increase in salaries, and a $5.4 million, or 397.5%, increase to the provision for credit losses, partially offset by a $11.7 million or 35.0% decrease in variable compensation.
Capital Expenditures for Rental Equipment: Purchases of rental equipment and refurbishments of $24.5 million for the nine months ended September 30, 2023 were $71.2 million lower than the prior-year period driven by a reduction in new container purchases during 2023 given current utilization and the significant investments made in 2022.

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

The following tables provide unaudited reconciliations of Income from continuing operations to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Income from continuing operations	$91,516	$78,176	$255,516	$177,323
Income tax expense from continuing operations	32,780	28,288	94,855	61,219
Interest expense	53,803	38,009	145,915	101,732
Depreciation and amortization	84,802	83,671	242,927	234,762
Currency losses, net	96	160	6,885	124
Restructuring costs, lease impairment expense and other related charges	—	—	22	168
Transaction costs	787	—	787	35
Integration costs	780	3,902	6,900	13,182
Stock compensation expense	8,636	7,111	26,134	22,512
Other	(7,720)	51	(6,278)	4,727
Adjusted EBITDA from continuing operations	$265,480	$239,368	$773,663	$615,784
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Management believes that the presentation of Adjusted EBITDA Margin provides useful information to investors regarding the performance of our business. The following table provides unaudited reconciliations of Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA from continuing operations (A)	$265,480	$239,368	$773,663	$615,784
Revenue (B)	$604,834	$578,008	$1,752,391	$1,552,069
Adjusted EBITDA Margin from Continuing Operations (A/B)	43.9%	41.4%	44.1%	39.7%
Income from continuing operations (C)	$91,516	$78,176	$255,516	$177,323
Income from Continuing Operations Margin (C/B)	15.1%	13.5%	14.6%	11.4%

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
The following table provides unaudited reconciliations of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue (A)	$604,834	$578,008	$1,752,391	$1,552,069

Gross profit (B)	$339,694	$297,885	$990,694	$807,159
Depreciation of rental equipment	66,950	68,015	190,556	188,793
Adjusted Gross Profit (C)	$406,644	$365,900	$1,181,250	$995,952

Gross Profit Percentage (B/A)	56.2%	51.5%	56.5%	52.0%
Adjusted Gross Profit Percentage (C/A)	67.2%	63.3%	67.4%	64.2%
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
The following tables provide unaudited reconciliations of Net CAPEX:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total purchases of rental equipment and refurbishments	$(63,388)	$(135,076)	$(166,097)	$(360,465)
Total proceeds from sale of rental equipment	12,720	17,183	37,974	52,263
Net CAPEX for Rental Equipment	(50,668)	(117,893)	(128,123)	(308,202)
Purchase of property, plant and equipment	(5,563)	(10,000)	(16,752)	(30,253)
Proceeds from sale of property, plant and equipment	13,001	894	13,266	1,645
Net CAPEX	$(43,230)	$(126,999)	$(131,609)	$(336,810)

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
Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At September 30, 2023, we had $1.3 billion of available borrowing capacity under the ABL Facility.
On September 25, 2023, Williams Scotsman, Inc. (“WSI”), a subsidiary of the Company, completed a private offering of $500.0 million in aggregate principal amount of the 2031 Secured Notes. Proceeds were used to repay approximately $494.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses. The 2031 Secured Notes mature on October 1, 2031 and bear interest at a rate of 7.375% per annum.
Cash Flow Comparison of the Nine Months Ended September 30, 2023 and 2022
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The consolidated statements of cash flows include amounts for the former Tank and Pump segment through September 30, 2022 and the former UK Storage Solutions segment through January 31, 2023. See Note 3 to the financial statements for disclosure of significant operating and investing items related to the former Tank and Pump and former UK Storage Solutions segments.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$541,918	$544,238
Net cash used in investing activities	(217,522)	(225,930)
Net cash used in financing activities	(337,082)	(313,723)
Effect of exchange rate changes on cash and cash equivalents	701	(1,842)
Net change in cash and cash equivalents	$(11,985)	$2,743
Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2023 was $541.9 million as compared to $544.2 million for the nine months ended September 30, 2022, a decrease of $2.3 million. The decrease was due to a change of $60.9 million in the net movements of the operating assets and liabilities, partially offset by an increase of $58.6 million of net income, adjusted for non-cash items.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2023 was $217.5 million as compared to $225.9 million for the nine months ended September 30, 2022, a decrease of $8.4 million. The decrease in cash used in investing activities was driven by an increase in proceeds from the sale of discontinued operations as cash received for the sale of the former UK Storage Solutions segment in January 2023 of $403.9 million was $84.4 million more than the cash received for the sale of the former Tank and Pump segment of $319.5 million in September 2022. The decrease in cash used in investing activities also resulted from a $194.4 million decrease in cash used for the purchase of rental equipment and refurbishments, a $13.5 million decrease in cash used for the purchase of property, plant and equipment, and a $11.6 million increase in proceeds from the sale of property, plant, and equipment.
The decrease was partially offset by a $273.5 million increase in cash used in acquisitions, net of cash acquired, a $14.3 million decrease in proceeds from the sale of rental equipment, and a cash payment of $7.7 million for the settlement of a contingent foreign currency forward contract upon the closing of the sale of the former UK Storage Solutions segment.

Cash Flows from Financing Activities
Cash used in financing activities for the nine months ended September 30, 2023 was $337.1 million as compared to $313.7 million for the nine months ended September 30, 2022, an increase of $23.4 million. The increase was primarily due to a $162.5 million increase in the repurchase of common stock, partially offset by a $121.2 million increase in receipts from borrowings, net of repayment of borrowings.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$190,998	$210,385	$541,918	$544,238
Purchase of rental equipment and refurbishments	(63,388)	(135,076)	(166,097)	(360,465)
Proceeds from sale of rental equipment	12,720	17,183	37,974	52,263
Purchase of property, plant and equipment	(5,563)	(10,000)	(16,752)	(30,253)
Proceeds from the sale of property, plant and equipment	13,001	894	13,266	1,645
Free Cash Flow	$147,768	$83,386	$410,309	$207,428
Free Cash Flow for the nine months ended September 30, 2023 was $410.3 million as compared to $207.4 million for the nine months ended September 30, 2022, an increase of $202.9 million. Free Cash Flow increased principally as a result of the $194.4 million decrease in cash used in the purchase of rental equipment and refurbishments and the $13.5 million decrease in cash used in the purchase of property, plant and equipment, partially offset by a $14.3 million decrease in proceeds from the sale of rental equipment.
The $541.9 million in cash provided by operating activities for the nine months ended September 30, 2023 was returned to shareholders through repurchases and cancellations of common stock of $678.2 million and reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes, 2031 Secured Notes and finance leases totaling $3.5 billion as of September 30, 2023, $16.0 million of which is obligated to be repaid within the next twelve months. Refer to Note 9 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for office space. As of September 30, 2023, the Company had lease obligations of $295.7 million, with $66.7 million payable within the next twelve months.
In addition to the cash requirements described above, the Company has a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock and equivalents. This program does not obligate the Company to repurchase any specific amount of shares. As of September 30, 2023, $634.2 million of the approved share repurchase pool remained available.
The Company believes its cash, cash flows generated from ongoing operations, and continued access to its revolving credit facility as well as access to debt markets are sufficient to satisfy its currently anticipated cash requirements over the next twelve months.

Critical Accounting Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances and reevaluate our estimates and judgments as appropriate. The actual results experienced by us may differ materially and adversely from our estimates. For a complete discussion of our significant critical accounting estimates, see the “Critical Accounting Policies and Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K").
There were no significant changes to our critical accounting estimates during the nine months ended September 30, 2023.

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.9 billion in outstanding principal under the ABL Facility at September 30, 2023. To manage interest rate risk, in January 2023, we executed interest rate swap agreements relating to an aggregate of $750.0 million in notional amount of variable-rate debt under our ABL Facility. The swap agreements provide for us to pay a weighted average effective fixed interest rate of 3.44% per annum and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on our ABL Facility. An increase in interest rates by 100 basis points on our ABL Facility, inclusive of the impact of our interest rate swaps, would increase our quarter to date interest expense by approximately $11.4 million based on current outstanding borrowings.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2023 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of September 30, 2023, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table summarizes our purchase of Common Stock during the third quarter of 2023. No stock equivalents were purchased by the Company during the third quarter of 2023.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
July 1, 2023 to July 31, 2023	1,256.7	$47.72	1,256.7	$794.1
August 1, 2023 to August 31, 2023	2,612.4	$42.45	2,612.4	$683.1
September 1, 2023 to September 30, 2023	1,173.4	$41.67	1,173.4	$634.2
Total	5,042.5	$43.58	5,042.5
A share repurchase program authorizes the Company to repurchase its outstanding shares of Common Stock and equivalents. In May 2023, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. As of September 30, 2023, $634.2 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
4.1
Indenture, dated as of September 25, 2023, by and among WSI, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed September 28, 2023).

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

WillScot Mobile Mini Holdings Corp.

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	November 2, 2023		Timothy D. Boswell
President & Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)