Form 10-K
period 2023-12-31
WillScot Mobile Mini Holdings Corp.
filed 2024-02-20
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $9.3 billion.
Shares of Common Stock, par value $0.0001 per share, outstanding: 189,970,639 shares at February 14, 2024.

Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the 2024 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WillScot Mobile Mini Holdings Corp.
Annual Report on Form 10-K

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the US Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. The words “estimates,” “expects,” “anticipates,” “believes,” “forecasts,” “plans,” “intends,” “may,” “will,” “should,” “shall,” “outlook,” “guidance” and variations of these words and similar expressions identify forward-looking statements, which are generally not historical in nature and relate to expectations for future financial performance or business strategies or objectives. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that any such forward-looking statement will materialize. Important factors that may affect actual results or outcomes include, among others:
•impacts of various laws and regulations and recent pronouncements related to laws and regulations governing antitrust, climate-related disclosures, privacy, government contracts, anti-corruption and the environment;
•our ability to successfully acquire and integrate new operations;
•the effect of global or local economic conditions in the industries and markets in which the Company operates and any changes therein, including financial market conditions and levels of end market demand;
•risks associated with cybersecurity threats and IT systems disruptions, including our ability to manage the business in the event a cybersecurity incident or a disaster shuts down or materially impacts our management information systems;
•trade policies and changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences;
•our ability to effectively compete in the modular space and portable storage industries;
•our ability to effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment;
•inflationary pressures and fluctuations in interest rates and commodity prices;
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
•our stock price volatility;

•risks associated with the completion of the McGrath Acquisition within the expected timeframe, the completion of the McGrath Acquisition, and the realization of anticipated synergies from the McGrath Acquisition; and
•other factors detailed under the section entitled "Risk Factors."
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
Our Company
Headquartered in Phoenix, Arizona, we are a leading business services provider specializing in innovative and flexible turnkey temporary space solutions. Our diverse product offering includes modular office complexes, mobile offices, classrooms, restroom solutions, blast-resistant modules, clearspan structures, portable storage containers, and climate-controlled storage units. We offer our customers a thoughtfully curated selection of “Ready to Work” solutions with value-added products and services, such as the rental of steps, ramps, furnishings, appliances, electrical and lighting products, space optimization assets, and other items that improve the overall customer experience. These turnkey space solutions offer customers flexible, low-cost, and timely solutions to meet their temporary space needs on an outsourced basis.
With roots dating back more than 80 years, we service diverse end markets across all sectors of the economy from a network of approximately 250 branch locations and additional drop lots throughout the United States (“US”), Canada, and Mexico. We lease turnkey temporary space solutions (our “lease fleet”) to customers in the construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government, healthcare and other end markets.
WillScot Mobile Mini is the holding company for the Williams Scotsman and Mobile Mini families of companies, which resulted from the merger of WillScot Corporation ("WillScot") and Mobile Mini, Inc. ("Mobile Mini") on July 1, 2020 (the "Merger"). On September 30, 2022, the Company completed the sale of its former Tank and Pump Solutions ("Tank and Pump") segment. On January 31, 2023, the Company completed the sale of its former United Kingdom Storage Solutions ("UK Storage Solutions") segment. The accompanying consolidated financial statements present the historical financial results of the former Tank and Pump and UK Storage Solutions segments as discontinued operations for all periods presented.
During 2023, we acquired a U.S. national provider of climate-controlled storage solutions, which consisted primarily of approximately 2,200 climate-controlled containers and refrigerated storage trailers, a regional modular space manufacturing and leasing business, which consisted primarily of approximately 1,300 modular leasing units, and a U.S. national provider of premium large clearspan structures. We also acquired certain assets and liabilities of five smaller entities, which consisted primarily of approximately 1,800 storage units and 700 modular units.

Products and Services
Modular Space Solutions
Our modular space units meet a broad range of customer needs. Our modular units are typically made of steel and aluminum frames, as well as traditional building materials, and range from standalone portable units as small as 24 square feet to large complex units that can be coupled together or stacked to create versatile workspaces in excess of 10,000 square feet. In all cases, we deploy modular units to customers rapidly from our extensive branch network using our hybrid in-house and outsourced logistics and service infrastructure. We specialize in turnkey ‘Ready to Work’ solutions, which means our units can arrive fully equipped with air conditioning, heating, and filtration units, electrical and Ethernet ports, plumbing and utility hookups, as well as our proprietary line of furnishings and appliances, which we refer to collectively as Value-Added Products and Services (“VAPS”). Our units are transported by truck, either towed (if fitted with axles and hitches) or mounted on flat-bed trailers.
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

Panelized and Stackable Offices. Our FLEXTM panelized and stackable offices are the next generation of modular space technology and offer maximum flexibility and design configurations. These units provide a modern, innovative design, smaller footprint, ground level access, and interchangeable panels, including all glass panels that allow customers to configure the space to their precise requirements. These units can expand upwards up to three stories and outwards, which provides maximum versatility.
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
Classrooms. Classroom units are generally double-wide units or FLEX panelized units adapted specifically for use by school systems or universities. Classroom units usually feature teaching aids, air conditioning, heating and filtration units, windows and, if requested, restroom facilities.
Ground Level Offices. We also offer steel ground level offices from 10 to 40 feet in length and 8 or 10 feet in width. Many of these units are converted to office use from International Organization for Standardization ("ISO") certified shipping containers. These offices are available in various configurations, including all-office floor plans or office and storage combination units that provide a 10‑ or 15‑foot office with the remaining area available for storage. Ground level offices provide the advantage of ground accessibility for ease of access and high security in an all‑steel design. These office units are equipped with electrical wiring, air conditioning, heating and filtration units, phone jacks, carpet or tile, high security doors, and windows with security bars or shutters. If requested, these offices are also equipped with sinks, hot water heaters, cabinets and restroom facilities.
Blast-Resistant Modules. Our diverse fleet of blast-resistant modules has been specifically designed to protect our petrochemical, energy, refinery, and defense customers and any customers operating in blast radius zones. These modules range from 480 square foot units to 2,400 square foot complexes and can be stacked to maximize space. Our blast-resistant units are built for quick deployment to enhance worksite safety in the most hazardous industries, conditions, and blast threats.
Clearspan Structures. Our temporary and semi-permanent clearspan structures allow us to offer more expansive flexible spaces to customers. These highly configurable and durable temporary fabric structures are commonly utilized by existing customers across virtually all end markets that we serve. Clearspan structures, also referred to as fabric buildings or industrial tents, are rapidly deployable and have numerous use cases including large-scale industrial warehousing, controlled environments for construction sites, retail and distribution space, and high-end event spaces among many others.
Other Modular Space. We offer a range of other specialty products that vary across regions and provide flexibility to serve demands for local markets. Examples include workforce accommodation units with dining facilities used to house workers, often in remote locations, and stand-alone restroom facilities to complement office and classroom units.
Portable Storage Solutions
Portable Storage Containers. Our portable storage containers offer an assortment of differentiated features such as patented locking systems, premium and multiple door options, optional climate control, and numerous configuration options. Standard portable storage containers are made from weather‑resistant corrugated steel and are available in lengths ranging from 5 to 48 feet, widths of either 8 or 10 feet, and a variety of configuration options. Doors can be placed at the front, front and back, or the sides of containers. Other options include partitions, ramps, lighting, shelving, and other interior organizational solutions, including PRORACKTM, our innovative complete system of sturdy readily movable surfaces. We provide our customers with various differentiated portable storage offerings, ranging from a standard ISO container to more premium products with enhanced security and other features. Storage containers can be equipped with our patented Tri‑Cam Locking System®, which features a waist‑level opening lever and interlocking bars to provide easy access for the customer without sacrificing security. We also offer ContainerGuardLock®, an optional security device, which features a hidden six‑pin tumbler system and is made from drill‑resistant hardened steel. We believe these steel storage containers are a more convenient and cost‑effective alternative to mass warehouse storage, with a high level of security to protect our customers' goods on location at their job site, facility, retail location, or office site.
Steel containers have a long useful life with no technical obsolescence. Our portable storage containers generally have estimated useful lives of 30 years from the date we build or acquire and remanufacture them, with average residual values in excess of 50%. We maintain our steel containers on a regular basis by removing rust, painting them with rust inhibiting paint, plug-welding holes, and occasionally replacing the wooden floor or a rusted steel panel. Repainting the outside of storage units is the most common maintenance item. A properly maintained container is essentially in the same condition as when it was initially acquired or remanufactured.
The remanufacturing process begins with the purchase of used ISO-certified containers from leasing companies, shipping lines, and brokers. These containers were originally built to ISO standards and are 8 feet wide, up to 9.5 feet high and 20, 40 or 45 feet long. After acquisition, we remanufacture and modify these ISO containers. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, and adding company logos or signs, and may include further customization by adding our proprietary easy opening door system and our patented Tri‑Cam Locking System®. Modification typically involves splitting some containers into differing lengths.
Cold Storage Containers and Trailers. We also offer climate-controlled containers, walk-in freezers, refrigerated storage trailers, and dock-height refrigerated trailers. These turnkey cold storage solutions come in a variety of sizes and are available for lease across the United States.
VAPS
We offer a thoughtfully curated portfolio of VAPS that make modular space and portable storage units more productive, comfortable, secure, and “Ready to Work” for our customers. We lease furniture, steps, ramps, basic appliances, internet connectivity devices, integral tool racking, heavy duty capacity shelving, workstations, electrical and lighting products and other items to our customers for use in connection with our products. We also offer our lease customers a damage waiver program that protects them in case the leased unit is damaged. For customers who do not select the damage waiver program, we bill them for the cost of repairs above and beyond normal wear and tear. Importantly, management believes that our scale, branch network, supply chain, and sales performance management tools give us a significant advantage in delivering “Ready to Work” turnkey temporary space solutions to our customers and growing VAPS revenue relative to our competitors.
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

Product Leases
We primarily lease, rather than sell, our turnkey temporary space solutions to customers, which results in a highly diversified and predictable recurring revenue stream. For the year ended December 31, 2023, over 90% of new lease orders were on our standard lease agreement, pre-negotiated master lease, or national account agreements. Rental contracts with customers within our Modular segment are generally based on a 28-day or monthly rate and billing cycle. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. For the year ended December 31, 2023, the average effective duration of our consolidated lease portfolio for modular space and portable storage units, excluding seasonal portable storage units, was approximately 37 months. As a result, our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio.
For the year ended December 31, 2023, our average minimum contractual lease term at the time of delivery in our Modular segment for modular space units was 13 months. However, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our Modular segment lease portfolio was over 36 months. Customers are responsible for the costs of delivery and set-up, dismantling and pick-up, customer-specified modifications, costs to return custom modifications back to standard configuration at end of lease, and any loss or damage beyond normal wear and tear. Our leases generally require customers to maintain liability and property insurance covering the units during the lease term and to indemnify us from losses caused by the negligence of the customer or their employees.
Rental contracts with customers within our Storage segment are generally based on a 28‑day rate and billing cycle. The rental continues until cancelled by the customer or us. On average, steel storage containers on rent for the year ended December 31, 2023 in our Storage segment, excluding seasonal portable storage units, had been in place for over 38 months, and the steel ground level offices on rent for the year ended December 31, 2023 had been in place for approximately 22 months. Rental contracts provide that the customer is responsible for the cost of delivery and pickup and specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. Customers may purchase a damage waiver to avoid damage liability in certain circumstances, which provides an additional source of recurring revenue. Customer possessions stored within a portable storage unit are the responsibility of that customer unless covered under our contents insurance products.
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
As of December 31, 2023, we had over 368,000 total units including over 156,000 modular space units, approximately 212,000 portable storage units, and other value-added products representing fleet net book value of $3.4 billion and approximately 130 million square feet of relocatable commercial space. Approximately 99,000 of our modular space units, or 63%, and 151,000 of our portable storage units, or 71%, were on rent as of December 31, 2023.

Product Sales
We complement our core leasing business by selling both new and used units, allowing us to leverage our scale, achieve purchasing benefits, and redeploy capital employed in our lease fleet. Generally, we purchase new units from a broad network of third-party manufacturers, or in some instances, manufacture the units ourselves. We only purchase new modular space units for resale when we have obtained firm purchase orders (which normally are non-cancelable and include up-front deposits) for such units. Buying units directly for resale adds scale to our purchasing, which is beneficial to our overall supplier relationships and purchasing terms. New unit sales are a natural extension of our leasing operations in situations where customers have long-lived or permanent projects, making it more cost-effective to purchase rather than to lease a unit, and our customers benefit from our product expertise and delivery and installation capabilities.
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

Customers
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions, and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets, as we did to service emerging demand in the healthcare and government sectors related to COVID‑19, as well as expanded space requirements related to social distancing. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial segment and the construction segment, each of which accounted for approximately 43% and 42% of our revenues, respectively, for the year ended December 31, 2023. To optimize the use of fleet assets across our branch network, we centrally manage fleet rebalancing across our end markets. This allows us to serve 15 distinct end markets in which no single customer accounted for more than 2% of revenues for the year ended December 31, 2023.
For the year ended December 31, 2023, our top 10 customers accounted for approximately 6% of revenues, and our top 50 customers accounted for approximately 13% of revenues, reflecting low customer concentration and significant project diversification within our portfolio.
Our logistics and service infrastructure is designed to meet or exceed our customers’ expectations by reacting quickly, efficiently, and with consistent service levels. As a result, we have established strong relationships with a diverse customer base, ranging from large multinational companies to local sole proprietors. We served over 85,000 unique customers in 2023. We believe that our customers prefer our modular space and portable storage products over fixed, on-site built space because they are a quick, flexible, cost-effective, and low-risk solution for temporary or permanent expansion or storage.
Our strategy involves operating standardized rental equipment and "Ready to Work" solutions that can be redeployed across our diversified customer base and branch network in 15 discrete end markets. Key customer end markets include:
Construction and Infrastructure
We provide office and storage space to a broad array of contractors associated with non-residential buildings and non-building infrastructure, and to a lesser extent, residential construction. Our client portfolio includes many of the largest general contractors and engineering, architecture, procurement, and construction companies in North America, working across all of the non-residential construction sub-sectors. Examples include highway, street, bridge, and tunnel contractors; water, sewer, communication, and power line contractors; and special construction trades, including glass, glazing, and demolition. Our construction and infrastructure customer base is characterized by a wide variety of contractors that are associated with original construction as well as capital improvements in the private, institutional, and municipal arenas. Units are used as offices, lunch and break rooms, accommodations, restroom facilities, material and equipment storage facilities, security offices, and other applications.
Commercial and Industrial
Customers in this category use our products as their primary office or retail space, to expand their existing commercial workspace, to increase their storage capabilities, or as temporary space for festivals, trade shows, sporting, and other events. Customers in this category span a variety of industries ranging from commercial offices; diversified manufacturing; agriculture, forestry and fishing; arts, media, hotels, and entertainment; and many other industrial end markets.
The commercial and industrial segment also includes customers in retail and wholesale trade. These include department, drug, grocery, and strip mall stores, logistics, warehousing and distribution services, as well as restaurants, service stations, and dry cleaners. Our customers in retail and wholesale trade include some of the world's largest retailers who have storage needs throughout all stages of their supply chain. On a stand‑alone basis, retail and wholesale trade customers comprised approximately 13% of fiscal year 2023 rental revenue.
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
Education
Rapid shifts in populations within regions, as well as expanding square footage per student requirements in in-person education settings, often necessitate quick and cost-effective expansion of education facilities, across the spectrum of elementary and secondary schools and universities and colleges. Regional and local governmental budgetary pressures, classroom size reduction legislation, refurbishment of existing facilities, and the expansion of charter schools have made modular classrooms a convenient and cost-effective way to expand capacity in education settings. In addition, our products are used as classrooms when schools are undergoing large scale modernization, which allows continuous operation of a school while modernization progresses.
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

Competitive Strengths
We believe that the following competitive strengths have been instrumental to our success and position us for future growth:
North American Leader in Turnkey Temporary Space Solutions
We are an industry-leading business services provider specializing in innovative turnkey temporary space solutions. We have a wide and flexible offering of temporary relocatable commercial spaces, a diverse customer base with over 85,000 customers across different end markets, and a geographic footprint of approximately 250 branch locations and additional drop lots.
Our network serves the largest North American metropolitan areas with local teams who are experts in their respective markets. Our cost‑effective coverage model serves smaller customers at the local and regional level, while also addressing the needs of larger national customers looking for a full suite of high-quality services that can be provided on a consistent basis throughout North America. Since geographic proximity to customers is a competitive advantage when offering temporary commercial space, we believe that our extensive branch network allows us to better serve existing customers and attract new customers.
We believe our extensive scale results in significant operational benefits, such as optimization of fleet yield and utilization, efficient capital allocation, superior service capabilities, and the ability to offer consistent "Ready to Work" turnkey solutions across all of our branch locations.
Value-Added Products and Services ("VAPS")
We deliver "Ready to Work" solutions through our growing offering of VAPS, such as the rental of steps, ramps, furniture, appliances, internet connectivity devices, integral tool racking, heavy duty capacity shelving, workstations, electrical and lighting products, and other amenities. This thoughtfully curated portfolio of VAPS makes modular space and portable storage units more productive, comfortable, and secure for our customers and allows us to generate higher revenue per transaction and return on capital and differentiates us from our competitors. These turnkey solutions offer customers flexible, low‑cost, capital efficient, and timely solutions to meet their space needs on an outsourced basis.
VAPS have been a substantial source of revenue growth for us over the last decade. We have been able to successfully drive a material increase in customer VAPS spend into our recently acquired businesses, which generates highly tangible revenue synergies. We believe our ability to drive VAPS growth following our historical acquisitions highlights the value proposition our VAPS provide to our customers.

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
Investments in Technology
We believe our technology serves as a primary differentiator relative to our competition and is a key component of our customer value proposition. Our US and Canadian Modular and Storage teams operate using a single consolidated customer relationship management ("CRM") software platform which provides greater visibility into our customer base and enhances our ability to cross-sell our portfolio of products to our customers. We leverage our state of the art SAP enterprise resource planning platform and our data and analytics platform to achieve operating efficiencies and enhance the overall customer experience. Effective use of real‑time information allows us to monitor and optimize the utilization of our fleet, allocate our fleet to the highest demand markets, optimize pricing, and determine the best allocation of our capital to invest in fleet and branches.
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
Similarly, advancements in technology continue to shape our fleet and inventory, enabling us to offer an enhanced experience for our customers. Unit tracking, customer service portals, and other customer‑facing technological benefits differentiate our offering from competitors who have not invested in these capabilities. We believe we possess superior technology infrastructure relative to our competition and we intend to extend this advantage further by leveraging our infrastructure investments.
Diversified Revenue Base by End Market, Product, Service and Geography
We have established strong relationships with a diverse customer base, ranging from large national accounts to small local businesses. Our customers operate in a diversified set of end markets, including commercial and industrial, construction, education, energy and natural resources, government, and other end markets. For the year ended December 31, 2023, the top 50 customers for WillScot Mobile Mini accounted for approximately 13% of total revenues. We believe that the diversity of our customer end markets reduces our exposure to changes related to a given customer, shifts within an industry or geographic region, and end market industry seasonality, while also providing significant opportunities to grow our business. Furthermore, the nature of our products is such that their use is generally agnostic to industry. This flexibility insulates utilization from exposure to industry‑specific shocks, provided there are other needs and applications for these products within a reasonable distance.

The following chart illustrates the breakdown of our customers and revenue by end market as of December 31, 2023. To optimize the use of fleet assets across our branch network, we centrally manage fleet rebalancing across our end markets. This allows us to serve 15 distinct end markets in which no customer accounted for more than 2% of revenue for the year ended December 31, 2023.
Proven Track Record Realizing Acquisition Synergies and Deploying Best Practices
We have a strong track record of integrating and generating significant revenue and cost synergies with our acquisitions. Since our public listing in 2017, we have executed 33 acquisitions and divestitures totaling approximately $5.4 billion in cumulative enterprise value. These transactions have included small local storage portfolios, regional operators with mixed modular and storage fleets, and larger transformational acquisitions such as Modular Space Corporation in 2018 and Mobile Mini in 2020. Most recently in 2023, we acquired a U.S. national provider of cold storage solutions, a regional modular space manufacturing and leasing business, and a U.S. national provider of premium large clearspan structures. We also acquired certain assets and liabilities of five regional and local modular space and storage businesses in 2023 and, given the scalability of our operating platform, quickly integrated these assets into our leasing portfolio and branch network. Opportunities such as these allow us to reach new customers, expand our product and service offering, and provide further opportunities for revenue and cost synergies. See “Risk Factors—We may be unable to successfully acquire and integrate new operations, which could cause our business to suffer."
Our Asset Base Provides Highly Attractive Asset-Level Returns with Long Useful Lives
The combination of long, predictable lease durations, long asset lives, and attractive unit economics underpins the compelling cash generation capability in our business model. As such, we have made significant investments in our lease fleet and consolidated several competitors. For the year ended December 31, 2023, our modular space and portable storage lease fleet consisted of approximately 130 million square feet of relocatable space, comprising over 156,000 modular space units and approximately 212,000 portable storage units.
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

The following chart illustrates the breakdown of the net book value ("NBV") of our rental equipment between modular space units, portable storage units and VAPS as of December 31, 2023.

Our Business Generates Predictable Recurring Cash Flow Due to Our Long-Term Leases and Flexible Capex Requirements
Our recurring revenue, combined with our flexible capex requirements and efficient use of working capital has allowed us to generate substantial Free Cash Flow, both in periods of growth and economic downturn. The long term nature of our leases, with average lease durations of approximately 37 months as of December 31, 2023, produces strong operating income and predictable cash flow.
Due to the longevity and relative simplicity of our products, we exercise control and discretion over capex, investing only where needed and when needed to meet demand, and selling excess fleet during lower utilization periods. During periods of economic stress, we have the ability to substantially reduce capex and variable costs throughout the portfolio to maximize cash flow, resulting in a Free Cash Flow profile that we believe is counter‑cyclical.

Our Industry
We operate within the modular space and portable storage markets, which we believe are attractive subsegments within the $1 trillion North American market for commercial space. Our services also span across a variety of related sectors, including furniture rental, transportation and logistics, facility management, job site services, commercial storage, and commercial real estate.
Modular Space Market
The modular space market is fragmented. Modular space units are non-residential structures designed to meet federal, provincial, state, and local building codes and, in most cases, are designed to be relocatable. Modular space units are constructed offsite, utilizing manufacturing techniques to prefabricate single or multi-story whole building solutions in deliverable modular sections. Units are typically constructed of steel, wood and conventional building materials and can be permanent or relocatable. Blast-resistant modules have been specifically designed to protect our petrochemical, energy, refinery, and defense customers and any customers operating in blast radius zones. Clearspan structures, also referred to as fabric buildings or industrial tents, are rapidly deployable and have numerous use cases including large-scale industrial warehousing, controlled environments for construction sites, retail and distribution space, and high-end event spaces.
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
•Environmentally friendly: relocatable buildings promote the reuse of facilities, on an as-needed basis, by the occupants, and leave no residual footprint once removed.
Portable Storage Market
The portable storage market, like the modular space market, is highly fragmented and remains primarily local in nature. Portable storage units are typically ground‑level entry, windowless storage containers made of heavy exterior metals for secure storage and water tightness. Portable storage units can be built to specification or can be remanufactured from existing storage products, such as ISO shipping containers. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, and adding company logos or signs, and may include further customization by adding our proprietary easy opening door system and our patented Tri‑Cam Locking System®. Portable storage units also include climate-controlled storage containers, walk-in freezers, refrigerated storage trailers and dock-height refrigerated trailers.
Portable storage units continue to find new applications as business needs change and develop. Demand for portable storage is driven by a number of factors, including:
•Versatility: portable storage units can be easily customized to suit customer specifications. While standard applications include locking double‑door systems to facilitate loading, custom entrances, such as rolling or sliding doors, can be added for personnel access. Units can also be outfitted with partitions, ramps, lighting, shelving and other interior organizational solutions, including PRORACK™, our innovative complete system of sturdy, readily movable surfaces that can increase the capacity and functionality of our products.
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

Competition
Although our competition varies significantly by local market, the temporary space industry is highly competitive and fragmented as a whole. We believe that participants in our industry compete based on of customer relationships, product quality and availability, delivery speed, VAPS and service capabilities, pricing and overall ease of doing business. We typically compete with one or more local providers in all of our markets, as well as with a limited number of national and regional companies.

Our competitors include lessors of storage units, mobile offices, and other structures used for portable storage, as well as traditional commercial office space and conventional fixed self-storage facilities. Some of our competitors may have greater market share in certain geographic regions. Significant competitors include McGrath RentCorp, United Rentals, ATCO Structures & Logistics, and Satellite Shelters. Numerous other regional and local companies compete across the markets that we serve.

Our Business and Growth Strategies
We intend to maintain a leading market position and increase our revenue and profitability by pursuing the following strategies, all of which we have demonstrated in our historical operating performance:
Expand Penetration of Value-Added Products and Services ("VAPS")
VAPS have been a prominent growth driver in our business for almost a decade. We believe this growth opportunity could be substantially larger if we successfully penetrate more of our modular space and portable storage units and continue to expand our VAPS offerings through new product introductions.
Optimize Rate Across Fleet
We continue to advance multiple pricing strategies, customer segmentation, and contract standardization across our fleet to drive revenue growth. Our long history of success, demonstrated by 25 consecutive quarters of double-digit rate growth as of December 31, 2023 in the US within our Modular segment, gives us confidence that we can continue to successfully deploy this strategy. The turnover of our fleet, with average lease durations of approximately three years, creates natural and reoccurring opportunities to capture incremental price increases. As the market leader in our industry, we offer the broadest fleet portfolio, the most differentiated turnkey VAPS, and the most consistent service capabilities across the largest branch network to help our customers be 'Ready to Work'.
Enhance Market Penetration Between Segments
The combination of WillScot and Mobile Mini through the Merger created a leading business services provider specializing in innovative flexible workspace and portable storage solutions. At the time of the Merger, we recognized that there was 80% end-market overlap and 40% customer overlap, a clear strategic opportunity for our complementary product lines. By offering a combined product suite, we simplify our customers' procurement needs and enable productivity from start to finish for projects. We believe cross-selling will continue to increase utilization and yield of our combined fleet.
Our sales force is optimally positioned to improve efficiency by leveraging our management information systems and using real-time information to monitor and optimize conversion of customer opportunities across our core segments. During 2022 and 2023, we made significant investments in our CRM software platform, moving from our legacy WillScot and Mobile Mini CRM instances into one new, consolidated CRM platform. Starting in February 2023, our US and Canadian Modular and Storage teams began to operate in a single CRM system which provides greater visibility into our customer base and enhances our ability to cross-sell our portfolio of products to our customers. We believe this investment will significantly accelerate our market share convergence as well as increase penetration of our VAPS, while enhancing customer satisfaction. In turn, we expect that our broadened and enhanced fleet will attract new customers, increase customer retention, and increase margins and return on invested capital.
Generate Cash Flow Through Operational Efficiencies, Cost Reductions, and Technology
We are implementing many initiatives designed to improve operations and increase profitability. We continually assess our branch operating footprint, vendor base, and operating structure to maximize revenue generation while minimizing costs. We believe the increased scale, numerous operational best practices, and state-of-the-art SAP ERP platform provided by the Merger, as well as the new, consolidated CRM platform will significantly improve our operating efficiency over time. To improve our logistics capabilities, in 2024 we plan to implement a consolidated logistics platform and algorithm-based route optimization processes to minimize mileage, fuel cost and emissions. With a single ERP and CRM platform in place and a single logistics platform on the horizon, we have assessed our field management structure and in 2024 will be unifying our go-to-market approach for our modular and storage businesses to a single field sales and operations management structure where all modular and storage products will be managed by a unified team in each local market. We believe this new structure will allow us to cross-sell our various products more effectively by being closer to our customers in each geographical market, improve operations through sharing of logistics and service capabilities, and provide increased opportunities for our employees for career development and growth as we continue to expand our product offerings and services.
Leverage Scale and Organic Initiatives with Accretive Acquisitions
Our markets for modular space and portable storage solutions are fragmented. We estimate that approximately 50% of the modular market and approximately 70% of the portable storage market in North America are supplied by regional and local competitors. We believe we have the broadest network of operating branches in North America, as well as a scalable corporate center and information technology systems, which position us to continue to acquire and integrate other companies while expanding the products and services available and offered to acquired customers. During 2023, we acquired a U.S. national provider of cold storage solutions, which consisted primarily of approximately 2,200 climate-controlled containers and refrigerated storage trailers, a regional modular space manufacturing and leasing business, which consisted primarily of approximately 1,300 modular leasing units, and a U.S. national provider of premium large clearspan structures. We also continued our programmatic tuck-in strategy and acquired certain assets and liabilities of five smaller entities in 2023, which consisted primarily of approximately 1,800 storage units and 700 modular units. We expect to pursue acquisitions opportunistically that will provide further scale efficiencies and allow us to improve returns generated by the acquired assets. We have a proven track record of efficiently integrating acquisitions and quickly eliminating operational redundancies while maintaining acquired customer relationships.
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

Human Capital Management
As of December 31, 2023, we employed approximately 5,000 people in North America (the US, Canada and Mexico), the majority of whom are full time. Approximately 77% of employees work in our approximately 250 branch locations, while 23% of employees serve in various corporate functions. We have not experienced a strike or significant work stoppage, and we consider our relations with our employees to be good.
The Compensation Committee of our Board of Directors ("Board of Directors" or "Board") is responsible for providing oversight of our human capital strategy. Our Executive Vice President and Chief Human Resources Officer leads the execution of the Company's human capital strategy, in collaboration with our executive leadership team, to align human capital resources with our strategic objectives. This includes optimizing human resources ("HR") delivery through talent acquisition, compensation and benefits and initiatives for inclusion, diversity, equity and accessibility. In 2023, we implemented an HR Excellence function to enhance our focus on HR technology and business processes while continuing to build upon key initiatives in employee communications and engagement.
Whether in our operational or commercial teams at branch locations or onsite with customers, or in our shared services and corporate function teams, we believe our people give WillScot Mobile Mini a competitive advantage in the industry. That differentiation begins with our values. Our Company values are lived through our employees, acknowledged by our vendors and aligned to the needs of our customers and communities. Our values provide the basis of our approach to human capital management as well as how we treat our stakeholders.
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
•Driven to Excellence: We measure success through our results and the achievement of our goals. We continuously improve ourselves, our products and services in pursuit of shareholder value.
•Trustworthy & Reliable: We hold ourselves accountable to do the right thing, especially when nobody's looking.
•Devoted to Our Customers: We anticipate the growing needs of our customers, exceed their expectations and make it easy to do business with us.
•Community Focused: We actively engage in the communities we serve and deliver sustainable solutions.
Our employee value proposition begins with our Dedication to Health & Safety. We take responsibility for our own well-being and those around us. Wherever our employees are in life’s journey, we support physical well-being, financial well-being and emotional well-being through a range of programs and initiatives to support our employees and their families to Be Well.

Physical Well-being
We provide comprehensive medical benefits to all US-based employees, whether hourly or salaried. Core healthcare coverage includes medical, dental and vision benefits. We offer high-deductible healthcare plans to all eligible employees to promote positive consumer behaviors, and we pay an average of 75% of the cost of employee premiums. Through Health Savings Accounts (“HSA”) contributions, we cover between 35% and 50% of employee deductibles. We also provide paid parental leave. Additional programs include voluntary supplemental medical benefits, employer-paid short- and long-term disability and basic life and AD&D, legal and ID theft, home and auto, and pet insurance. Recognizing that physical well-being is a journey, we also offer additional medical plan benefits including family planning support for fertility treatment, adoption and surrogacy, and personalized care for chronic conditions including diabetes and back, joint and muscle pain.
Financial Well-being
Providing financial security for our employees is critical to overall well-being. Approximately 90% of employees participate in our 401(k) retirement savings program, which includes a company match up to 4.5% on the first 6% of an employee’s contribution. We matched $14.1 million in 401(k) contributions in 2023. We also offer several educational services employees can use to strengthen their financial acumen.
In addition to supporting employees’ long-term financial security, we employ market-based pay practices to ensure fair, competitive wages at every level of the organization. We use compensation benchmarking data from human capital consulting firms to set and maintain pay ranges and pay levels in line with market-based standards. We also administer multiple incentive pay plans designed to motivate and reward eligible employees commensurate with Company performance. Incentives may be either individually based (sales commissions), group-based (regional performance bonuses), or Company-based (corporate and executive employees).
Emotional Well-being
Caring for the emotional well-being of our employees means offering programs that meet a diverse range of work-life needs. Our Employee Assistance Program ("EAP") provides both mental health access and practical support for personal needs. From short-term counseling to clinical support for anxiety, depression and stress-related issues or substance abuse, our EAP enables our employees to access the care they need. Employees and members of their household can also access financial experts and legal guidance for help including retirement planning, tax assistance, wills and trusts and family law matters.
Inclusion, Diversity, Equity and Accessibility
Our commitment to inclusion at all levels of the organization is amplified by our Inclusiveness Resource Teams (“IRTs”): Women of WSMM (“WOW"), Black Organization for Leadership & Direction (“BOLD”), Veterans United, Hispanos, and People Respecting that Identity and Sexuality Matters (“PRISM”). IRTs are voluntary, employee-led groups that work to foster an inclusive and diverse workplace aligned with our values and strategy. These groups were established to support our employees from specific demographic groups and their allies, to provide opportunities for development and sharing the lived experiences of our employees. We are stronger together when we celebrate our differences and strive for inclusiveness. Our IRTs encourage collaboration and support the diverse voices and thoughts of our employees and communities.
Learning and Development
We measure success through our results and the achievement of our goals. We continuously improve ourselves, our products and services in pursuit of shareholder value. In 2023, our employees completed more than 27,000 hours of training across a range of courses dedicated to compliance, safety and job-related learning and skill development. Our learning and development system houses a library of more than 6,000 courses. We also offer a language learning program and tuition reimbursement to increase access to skills associated with social determinants of health.
Our Driver Apprentice Program provides developmental opportunities for individuals interested in becoming a Commercial Driver’s License Class A driver for the Company. Our foundational leadership development program (“LDP”) enrolls an average of 70 participants annually. We also host multiple in-person training events throughout the course of the year to connect employees to our strategic priorities and their career development goals.
Community
We are community focused – we actively engage in the communities we serve and deliver sustainable solutions. Our employees participate in pro-social giving through our “Give Where You Live” program and giving their time, talent and/or treasure to local non-profit organizations. We provide employees up to 16 hours per year in volunteer paid time off to participate in “Give Where You Live”.
In addition to giving directly to charitable organizations that are meaningful to our employees and the communities we serve, we have national, non-profit partnerships with certain 501(c)3 organizations in our core causes of Shelter, Hunger, Education and Health & Wellness. Through these partnerships, our employees participate in build days with Habitat for Humanity, food bank volunteering with Feeding America and St. Mary’s Food Bank, blood drives and emergency response initiatives with the American Red Cross, and work readiness and financial literacy programs with Junior Achievement.

Compliance and Risk Mitigation
Being trustworthy and reliable means, we hold ourselves accountable to do the right thing, especially when nobody is looking. Initiatives that the Company has implemented to maintain the highest level of professionalism and integrity include annual compliance training that focuses on the applicable cybersecurity, data privacy, legal and regulatory requirements needed to maintain a high level of security and risk standards. Employees also receive phishing simulation tests approximately once every six months and supplemental IT training on a quarterly basis. Additionally, the new hire onboarding process covers cybersecurity and data safety training for all employees. When we source talent through external sources for skilled trades, sales associates, and professional staff, we retain reputable recruiting firms that perform background checks as part of our new hire process.
Environmental, Social and Governance ("ESG")
We are committed to upholding high standards when it comes to our environmental, social and governance responsibilities, as well as the safety of our employees and our business partners. These commitments began with a comprehensive review of the industry landscape, which laid the groundwork for an industrial circular economy powered by our customer-focused innovation and our talented workforce. As the leader in innovative and flexible temporary space solutions, our approach to ESG seeks to balance short-term and long-term solutions and considers the interests of our stakeholders in our everyday actions. The principal products we provide to our customers are long-lived, reusable and relocatable, while producing minimal waste. For decades, we have committed ourselves to circular economic practices to reuse as many of our assets as possible.
Our Board of Directors, at the direction of our Nominating and Corporate Governance Committee, is actively involved in the development of our ESG strategy and approach. With their guidance, in 2020, we conducted an assessment of our readiness to pursue an ESG strategy with the goal of determining our focus areas. In late 2021, we rolled out our formal ESG strategy at our Investor Day, called “Deliver Opportunity.” In 2022, we formalized our ESG strategy around key aspects ingrained in our values such as built-in sustainability, team safety, community focus and inclusion and diversity. In 2023, we continued to execute on the five pillars that make up our ESG strategy: environmental responsibility, sustainable solutions for customers, effective governance, empowering our people, and community impact.
Our business is managed for long-term success in a manner that we believe is economically, environmentally and socially responsible, and our ESG efforts are focused in areas where we see tangible business impact. Over the next several years, we will continue to focus on ensuring a future where the communities in which we operate and customers we support can thrive.
In formalizing our own ESG framework, we analyzed our business and identified priority opportunities that enable positive impact, including alignment with disclosure frameworks and guiding principles, such as the U.N. Sustainable Development Goals and the recommendations from the Task Force on Climate-Related Financial Disclosures.
Environmental
Circular Business Model
Our business model is inherently sustainable as it is centered around minimizing waste and maximizing resource efficiency by prioritizing the reuse and refurbishment of manufactured products and materials. We continue to strengthen and expand our environmentally sustainable practices to reduce our impact on the planet. We are minimizing our resource use and increasing our energy efficiency through circular solutions, fleet optimization, and greenhouse gas ("GHG") emission and waste characterization studies that help us identify and understand other areas of opportunity. These initial and critical steps provide quantifiable metrics enabling us to benchmark and prioritize our efforts for future improvements and to continually bolster our circular economic approach with our space solutions.
We lease temporary space solutions which are reusable, reconfigurable, relocatable, and repurposed or recycled. We also maintain, repair, and reuse our value added products and services (“VAPS”) packages, which are used to outfit an office, classroom or even a media room for events. This not only promotes the mindset of circularity, but it also obviates the need for single-use purchases of new materials, additional transportation of those products, and disposal at the end of projects. We have industry-leading refurbishment capabilities for our units and VAPS which allow these assets to cycle through different customers, typically seven times over their 20-year lifetime with a minimal refresh before each new cycle. Typically, in the second half of the product’s life, we complete a full refurbishment, which can extend the asset life by another 10 years, allowing many of our modular units to be in service for 30 years. With the cost of a full refurbishment at only 20-30% of the cost of a new unit, it’s more capital efficient to refurbish our units and reduce the environmental impact of extracting raw materials to build new ones. The reuse and refurbishment of assets results in a lower embodied carbon for the units and helps mitigate climate impact.
Our innovative panelized product, FLEX, can be re-configured and reused significantly reducing labor and material waste resulting in our most efficient and environmentally friendly product. FLEX provides customized configurations that allow for stacking up to three stories and connection end to end allowing for use in tighter spaces. Due to its modularity, workspaces such as FLEX can quantifiably outperform traditional units in several key areas, including energy efficiency through the use of motion activated LED lighting, lower GHG emissions, less waste and material use and increased recycling.

We also have world class modernization solutions to support our storage assets, which we can acquire as end-of-life shipping containers and put into service as storage units. Further, we offer innovative systems for space optimization, such as our PRORACKTM line, which enable our customers to maximize the functionality, organization and safety of any given space.
VAPS add a multiplier effect to our circular story because we are able to reuse, repair, and maintain VAPS that come off rent, which helps drive better margins and growth. In addition, putting VAPS into our circular business model not only reduces material usage, but also reduces packaging waste, and transportation miles both for us and for our customers.
Circular by design, our business model helps us reduce material usage, emissions and costs, while helping our customers with their ESG goals. We aim to be the industry's most innovative partner in diverting waste, reducing emissions, and driving sustainable economic growth.
Waste Management / Reduction
Not only do we help our customers reduce waste with our reusable products, but we have also prioritized waste internally to focus on diversion, compliance, mitigation, and efficiencies. Our goals for reducing waste generation and disposal are fourfold and include developing baseline generation data, optimizing waste collection practices, increasing recycling, and reducing overall generation. Our strategy to reach these goals includes reducing packaging, eliminating single-use products where feasible, increasing use of reusable materials, educating our employees on proper sorting, introducing consistent signage, and centralizing and optimizing our waste collections points. To date, we have conducted nine waste composition studies across our branch network, and developed an operational waste diversion program that will enable us to identify opportunities for increased recycling and optimization of valuable materials such as wood, metal, and cardboard.
In addition, we conduct a thorough waste vendor assessment to ensure consistency and compliance with waste regulations, but also to shift our focus from simple waste disposal to waste mitigation. Our aim is to work with vendors who are willing to support our waste diversion efforts. This includes, but is not limited to, increased recycling of single stream materials and construction and demolition waste, right sizing of containers, optimization of service levels, education and training for users, and holistic waste data tracking. We also engage with our suppliers to establish takeback programs and identify opportunities to purchase product in bulk and/or reusable packaging to further eliminate waste generation.
Greenhouse Gas Emissions
Our greenhouse gas footprint and risk are small, however we can strive to do better. Our business requires management of a diverse and active delivery and set-up fleet and operation of yard equipment. We have both short- and long-term initiatives in place to improve efficiency and reduce emissions from our rolling stock fleet. In the short term, we are leveraging available technology and analytics to optimize the routes driven by our team, which in turn can reduce mileage, fuel consumption, and costs. We continue to actively invest in technology solutions to help us realize these and other efficiencies.
Longer term, we are in the process of replacing older vehicles with modern, efficient vehicles, and have started acquiring vehicles fueled by alternative fuel methods, including renewable natural gas and electric alternatives, among others. In California we are piloting the use of compressed natural gas trucks, which emit roughly 20% fewer GHG emissions than their gasoline-powered counterparts. We plan to expand the program in California in 2024. Additionally, in 2023, we decommissioned more than 400 older diesel vehicles, and auctioned them off, where possible, to avoid waste. We replace older vehicles with new vehicles that have more efficient engines, and we continue exploring additional options for utilizing alternative fuel.
Over time, we believe these efforts will also help to reduce our fuel costs and risks, while also helping us secure contracts with like-minded customers. We are constantly developing new solutions to help our customers improve their business, reduce their carbon footprint and be better corporate citizens. These solutions include route optimization solutions to reduce travel distances and idle times and optimizing fleet vehicle usage to eliminate use of oversized or unnecessary equipment, each of which reduces greenhouse gas and improves customer efficiency.
Social
Safety
The protection of people and the environment is a core value at WillScot Mobile Mini. Our health and safety priorities are a driving force that shape who we are and what we do. Safety extends beyond our branches and yards and includes travel and activities at the customer sites. WillScot Mobile Mini fosters an environment in which our employees feel empowered and choose to make the safest and best decisions possible. We empower and reward employees for being personally accountable and exceeding safety guidelines in every task. Proper safety culture fosters personal accountability, leading to increased safety, active employee engagement and a strong commitment to the Company and our customers.
Today, we believe we are operating at high levels of safety and low levels of injury. In 2023, our Total Recordable Incident Rate (“TRIR”) was less than 1.0, which translates to keeping our employees very safe, and we remain committed to creating a zero-harm culture. Every Company employee has “stop-work” authority allowing employees to stop work, report near misses and identify improvements that impact their own safety and that of others, which supports our constant goal to identify and correct safety issues before they turn into incidents.
WillScot Mobile Mini leverages technology to assist our drivers and other team members in the safety arena. We created an assessment tool, our “Safety Save” application, that tracks employee safety engagement and measures the number of safety engagements as our team members complete them. Experienced safety professionals design and partner with the operating teams to use Safely Save reports to identify near misses, reported injuries, or plan safety focus areas based on reported or observed behaviors or findings. Additionally, with driver consent, we have implemented an onboard driver behavior monitoring system which detects risky driving behavior and informs leaders so they can coach drivers and gain commitment for improvement. We also use artificial intelligence applications to constantly assess and monitor driver performance. Any employee is encouraged to complete a safety assessment on an observation of a task, tool, behavior or other condition during working duties. Use of the Safety Save application and driver behavior monitoring system are just two examples we use to manage safety leadership at all levels.
Lastly, the Company maintains a robust safety assessment program that includes an annual commitment to environmental, health and safety by all employees that drives increased focus to our Health and Safety core value by providing increased visibility. Our goal is to help each team member succeed and enjoy a safe working experience. Who we are as people ultimately defines what we are as a business, and safety is everyone’s responsibility.
Our environmental, health and safety management system (“EHSMS”) revolves around four main components, “plan,” “do,” “check” and “act.” Our safety management team is designed around these four main components and is responsible for developing, maintaining, and administering our EHSMS by assisting operations teams, providing training to ensure local teams are aware of and using safe practices, and auditing and monitoring safety performance. Our EHSMS is based on legal requirements and hazards that our employees face daily. As to “plan,” our health and safety culture policy, drafted by members of our senior executive team, highlights the tenets of our commitment to safe culture. We are subject to certain environmental, health, and safety laws and regulations in the countries, states, provinces, and localities in which we operate. Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions, regulations, hazards, and unique working environments where we operate. Hazard assessments are regularly conducted to reveal issues and trends and determine root causes. As to “do,” and based on our hazard assessments, the Company evaluates each task, creating or modifying standard operating procedures and work instructions. We provide safety and health training that exceeds regulatory requirements in line with employees’ tasks and the hazards they face during the completion of daily tasks. As it pertains to “check,” our corporate safety team conducts regular audits, and where deficiencies or corrective actions are needed, action plans are prepared, executed and tracked to closure. We focus on leading indicators as a better and more reliable gauge of organizational health than lagging indicators. This allows us to stay ahead of incident management behaviors, conditions or issues that can be corrected before an incident occurs. We use safety scorecards to track the safety performance of our drivers, branches, and divisions. Our scorecards include safety-leading indicators, allowing us to spot trends and prevent them from becoming problems. These leading indicators are reported and discussed no less than monthly in each region in which we operate. Lastly, as it pertains to “act,” among other initiatives, we have partnered with our insurers for several years to conduct external audits of our safety management system and practices. Seasoned safety auditors from the insurer visit and assess our operational safety practices to look for injury potential based on the latest trends at select branch locations. The Company uses these results to continuously update our EHSMS. We continue to focus on the root cause of our incidents, changing our approach as needed to target trending safety metrics.
Community
We are scaling our community outreach consistent with our distributive business model. Our reach as a company gives us the ability to support all the communities in which we work and live. The following represents highlights of our giving approach.
•In addition to our Give Where You Live program, we partner with several national non-profit organizations such as Habitat for Humanity, St. Mary's Food Bank, Feeding America, Food Banks Canada, Bancos de Alimento Mexico, Junior Achievement, and the American Red Cross. We have partnered with Habitat for Humanity for over 17 years to provide in-kind donations and physical and monetary support to help families build and improve places to call home. Local branches are able to make an impact with local Habitat for Humanity affiliates by donating containers for up to seven months during a neighborhood build. In addition to corporate donations to St. Mary's Food Bank, Feeding America, Food Banks Canada, and Bancos de Alimento Mexico, employees across the Company have opportunities to hold food drives and volunteer their time at local food banks. Our partnership with Junior Achievement, supports our core cause of education. Junior Achievement provides work readiness, financial awareness, and entrepreneurship programs for students through chapters in all US states and internationally. Our partnership includes sponsoring a BizTown shop in Tempe, Arizona for the 2023-24, 2024-25, and 2025-26 school years, as well as opportunities for employees to volunteer at a BizTown, in the classroom and as a mentor. We established a community partnership with the American Red Cross to support our core cause of health and wellness. In addition to a corporate financial contribution in 2023, employees were encouraged to get involved with the Red Cross through blood drives, first aid kit builds and other volunteering opportunities. In addition, employees in Phoenix wrote cards to military service members and veterans in April 2023, expressing gratitude for their sacrifices and heroism, with similar projects completed for Veterans Day and the end-of-year holidays. The intersectionality of our IRTs with Give Where You Live is extending the social impact across our network.
•Our Minions of Kindness ("MoK") Fund is a 501(c)(3) organization that was established to help our employees and their immediate family members who experience unique and dire circumstances. This fund is supported exclusively through employee donations, with 100% of the donations we receive going directly to employees and their families in need. The MoK Fund is governed by a board of directors that is made up of volunteers within WillScot Mobile Mini.

Governance
Good governance enables everything we do. We are committed to operating with the highest ethical standards of corporate governance. Several years ago, our Board of Directors created a roadmap to improve the Company’s governance practices, which we have continued to develop and execute.
Our Nominating and Corporate Governance Committee oversees our ESG initiatives and is responsible for our efforts to identity and seek diverse candidates for our Board, which not only represents our commitment to creating a more diverse Board, but also our commitment to bringing in directors with strong experience to enhance our Board in key areas. In 2023, the Board acted to increase the size of the Board from eight to nine members and appointed Natalia Johnson to serve as a director to fill the vacancy created by that increase. Ms. Johnson brings significant human capital management, technological and digital modeling, systems and systems integration, end-market and industry, operational effectiveness, strategic planning and risk oversight experience to the Board. This decision reinforces the strategic direction of the Company, and the Board continues to evaluate talent, skill sets and diversity to align with the Company’s long-term future. The Company continues to pursue its commitment to creating a more racially and gender-diverse Board by seeking diverse candidates for Board seats. Moving forward, we plan to continue to seek potential director candidates with key qualifications and diverse backgrounds.
Our Audit Committee reviews the Board of Directors’ and the Company’s activities to identify enterprise risks, including climate, develops plans to mitigate those risks and is also responsible for monitoring our risk management framework on behalf of the Board. The committee considers a variety of potential risks that may affect the Company, including the competitive and macroeconomic landscape, cybersecurity and information technology, environmental health and safety, statutory/regulatory compliance, ESG risks, and ability to scale human capital and business systems for future growth. In 2023 we modified our Audit Committee Charter to specifically task the Audit Committee with periodically reviewing the Company’s policies and processes related to cybersecurity, data-protection threats and incident response, and to ensure compliance with the new SEC cybersecurity rules and related disclosure obligations. In conjunction, we have established a dedicated cybersecurity team to focus on protecting data confidentiality and integrity and ensuring continued availability of critical information systems that contain sensitive customer and employee data.
Over the past several years we have also implemented significant stockholder-focused actions as part of our governance efforts, including converting all prior outstanding warrants to a single class of common stock, setting requirements for a 12-month vesting period for Board member equity compensation, removing super majority voting requirements for all Board actions, and approving a biennial pay equity review and report from the Compensation Committee.
Lastly, our executive leadership team regularly reviews and refines our key governance policies, including policies on human rights, environmental responsibility, and vendor ethics, affirming our dedication to continuous improvement. These documents provide a strong structure that enables our directors and management to effectively pursue our goals on behalf of our business, our employees, and our stockholders.

Intellectual Property
We operate primarily under the WillScot and Mobile Mini brands. We protect our products and services through the use of trademarks and patents, none of which are individually material to our business. Our trademarks and patents are registered or pending application for registrations in the US Patent and Trademark Office and various non‑US jurisdictions. On our Modular fleet, we maintain a patent for the design of our FLEX units in the US and other patents in the US and non-US jurisdictions concerning various assembly and panel components. On our Storage fleet, we have patented our proprietary Tri‑Cam Locking System®, ContainerGuardLock® and other continued improvements in locking technology in the markets in which we operate and have obtained a trademark for PRORACKTM, our innovative complete system of sturdy, readily movable surfaces. We believe that continued innovation differentiates WillScot Mobile Mini with our customers and represents a source of long-term competitive advantage.

Available Information
Our website address is www.willscotmobilemini.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding WillScot Mobile Mini. Our website also includes our Corporate Governance Policies, Code of Business Conduct and Ethics and charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our Board of Directors.

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

ITEM 1A.    Risk Factors
Risks Relating to Our Business
We are subject to various laws and regulations, including recent pronouncements related to laws and regulations governing antitrust, climate related disclosures, privacy, government contracts, anti-corruption and the environment. Obligations and liabilities under these laws and regulations may materially harm our business.
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
Recent Pronouncements
Recent pronouncements by the SEC, Federal Trade Commission, Department of Justice, and the state of California, among others, related to antitrust, climate related disclosures, and privacy could have the impact of increasing Company compliance costs, increasing potential liability to the Company as a result of frivolous lawsuits, or place the Company in a position of not knowing when or if the laws are settled in a particular area for the Company to effectively comply.
US Government Contract Laws and Regulations
Our government customers include the US government, which means we are subject to various statutes and regulations applicable to doing business with the US government. These types of contracts customarily contain provisions that give the US government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors, including provisions that allow the government to unilaterally terminate or modify our federal government contracts, in whole or in part, at the government’s convenience. Under general principles of US government contracting law, if the government terminates a contract for convenience, the terminated company may generally recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
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
If we fail to comply with these requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts or under the Federal Civil False Claims Act (the "False Claims Act"). The False Claims Act’s “whistleblower” provisions allow private individuals, including present and former employees, to sue on behalf of the US government. The False Claims Act statute provides for treble damages and other penalties, and if our operations are found to be in violation of the False Claims Act, we could face other adverse actions, including suspension or prohibition from doing business with the US government. Any penalties, damages, fines, suspension or damages could adversely affect our ability to operate our business and our financial results.
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
Acquisitions are inherently risky, and we cannot provide assurance that any future acquisitions will be successful or will not materially adversely affect our business, results of operations and financial condition. If we do not manage new markets effectively, some of our new branches and acquisitions may lose money or fail, and we may have to close unprofitable branches. We must continue to take actions to realize the combined cost synergies and commercial synergies that we forecast for our acquisitions. We may incur more costs than we anticipated to achieve the forecast synergies (thus reducing the net benefit of the cost synergies), realize synergies later than we expected or fail altogether to achieve a portion of the cost savings or commercial synergies we anticipated. Any of these events could cause reductions in our earnings per share, impact our ability to borrow funds under our credit facility, decrease or delay the accretive effect of the acquisitions that we anticipated and negatively impact our stock price.
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
We believe we have implemented appropriate measures to mitigate potential risks; however, like other companies, our information technology systems may be vulnerable to a variety of interruptions due to our own error or events beyond our control. The measures that we employ to protect our systems may not detect or prevent cybersecurity threats or incidents, natural disasters, terrorist attacks, telecommunication failures, computer viruses, hackers, phishing attacks, and other security issues. We have previously been the target of attempted cyber-attacks and have, from time to time, experienced threats to our data and information systems, computer virus attacks and phishing attempts, and we may be subject to breaches of the information systems that we use. We have not experienced a material cybersecurity incident. We have programs in place that are intended to detect, contain and respond to data security incidents and that provide employee awareness training regarding phishing, malware, and other cyber risks to protect against cyber risks and security breaches. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, because our systems contain information about individuals and other businesses, the failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs, regulatory sanctions and other potential material adverse effects on our business, results of operations and financial condition.
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
Although our competition varies significantly by market, the modular space and portable storage industries are highly competitive and highly fragmented. We compete based on of a number of factors, including customer relationships, product quality and availability, delivery speed, VAPS and service capabilities, pricing, and overall ease of doing business. We may experience pricing pressures in our operations as some of our competitors seek to obtain market share by reducing prices, and we may face reduced demand for our products and services if our competitors are able to provide new or innovative products or services that better appeal to customers. In most of our end markets, we face competition from national, regional and local companies who have an established market position in the specific service area, and we expect to encounter similar competition in any new markets that we may enter. In certain markets, some of our competitors may have greater market share, less debt, greater pricing flexibility, more attractive product or service offerings, better brand recognition or superior marketing and financial resources. Increased competition could result in lower profit margins, substantial pricing pressure and reduced market share. Price competition, together with other forms of competition, may materially adversely affect our business, results of operations and financial condition.

If we do not manage our credit risk effectively, collect on our accounts receivable, or recover our rental equipment from our customers, it could materially adversely affect our business, financial condition and results of operations.
We perform credit evaluation procedures on our customers on each transaction and require security deposits or other forms of security from our customers when we identify a significant credit risk. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables and loss of units if we are unable to recover our rental equipment from our customers’ sites. If we are not able to manage credit risk, or if a large number of our customers should have financial difficulties at the same time, our credit and rental equipment losses would increase above historical levels. If this should occur, our business, financial condition, results of operations and cash flows may be materially adversely affected.
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
We are subject to the costs and risks generally associated with labor disputes and organizing activities related to unionized labor. It is possible that strikes, public demonstrations or other coordinated actions and publicity may disrupt our operations. We may incur increased legal costs and indirect labor costs as a result of contractual disputes, negotiations or other labor-related disruptions. We have collective bargaining agreements with employees in portions of our Mexico-based operations, which accounted for less than 1% of our total employees as of December 31, 2023. These operations may be more highly affected by labor force activities than others, and all collective bargaining agreements must be renegotiated annually. Other locations may also face organizing activities or effects. Labor organizing activities could result in additional employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of work forces during an economic downturn, which could put us at a competitive disadvantage. We believe a unionized workforce outside of Mexico would generally increase our operating costs, divert attention of management from servicing customers and increase the risk of work stoppages, all of which could have a material adverse effect on our business, results of operations or financial condition.
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
We are partly self-insured for a number of different risk categories, such as general liability (including product liability), workers' compensation, automobile claims, crime, and cyber liability, with insurance coverage for certain catastrophic risks. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. Effective August 1, 2023, we are self-insured for property risks. The occurrence of significant claims, a substantial rise in costs to maintain our insurance, or the failure to maintain adequate insurance coverage could have an adverse impact on our financial condition and results of operations.
Failure to close our unit sales transactions as we project could cause our actual revenue or cash flow for a particular fiscal period to differ from expectations.
Sales of new and used modular space and portable storage units to customers represented approximately 4% of WillScot Mobile Mini's revenue during the year ended December 31, 2023. Sale transactions are subject to certain factors that are beyond our control, including permit requirements, the timely completion of prerequisite work by others and weather conditions. Accordingly, the actual timing of the completion of these transactions may take longer than we expect. As a result, our actual revenue and cash flow in a particular fiscal period may not consistently correlate to our internal operational plans and budgets. If we are unable to accurately predict the timing of these sales, we may fail to take advantage of business and growth opportunities otherwise available, and our business, results of operations, financial condition and cash flows may be materially adversely affected.
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
We operate in the US, Canada, and Mexico. For the year ended December 31, 2023, approximately 94%, 5%, and 1% of our revenue was generated in the US, Canada, and Mexico, respectively. Our operations in any of these countries could be affected by foreign and domestic economic, political and regulatory risks, including (a) regulatory requirements that are subject to change and that could restrict our ability to assemble, lease or sell products; (b) economic downturns, inflationary and recessionary markets, including in capital and equity markets, fluctuations in foreign currency exchange and interest rates; (c) trade protection measures, including increased duties and taxes and import or export licensing requirements; (d) compliance with applicable antitrust and other regulatory rules and regulations relating to potential acquisitions; (e) different local product preferences and product requirements; (f) pressures on management time and attention due to the complexities of overseeing multi-national operations; (g) challenges in maintaining staffing; (h) different labor regulations and the potential impact of collective bargaining; (i) potentially adverse consequences from changes in, or interpretations of, tax laws; (j) potentially adverse consequences from change in, or interpretation of, securities laws and other financial reporting regulations; (k) political and economic instability; (l) enforcement of remedies in various jurisdictions; (m) the risk that the business partners upon whom we depend for technical assistance will not perform as expected; (n) compliance with applicable export control laws and economic sanctions laws and regulations; (o) price controls and ownership regulations; (p) obstacles to the repatriation of earnings and cash; (q) differences in business practices that may result in violation of Company policies, including, but not limited to, bribery and collusive practices; and (r) reduced protection for intellectual property in some countries. Additionally, any sustained international conflict may have a negative economic or other impact on the markets we serve, our operations and financial results. These and other risks may materially adversely affect our business, results of operations and financial condition.
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
We incur labor costs and purchase raw materials, including steel, lumber, siding and roofing, paint, glass, fuel and other parts and materials to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our units and in connection with get-ready, delivery and installation of our units. The volume, timing and mix of such work may vary quarter-to-quarter and year-to-year. Generally, increases in labor and raw material costs will increase the acquisition costs of new units and also increase the repair and maintenance costs of our fleet. We also maintain a truck fleet to deliver units to and return units from our customers, the cost of which is sensitive to maintenance, replacement, fuel costs, and rental rates on leased equipment. During periods of rising prices for labor or raw materials, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our acquisition costs for new units and higher operating costs that we may not be able to recoup from customers through changes in pricing, which could materially adversely affect our business, results of operations and financial condition. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition could decline.
In addition, the availability of raw materials components fluctuates from time to time due to factors outside of our control, including trade laws and tariffs, natural disasters, global pandemics, military conflicts, supply chain constraints and disruptions, and may impact our ability to meet the production demands of our customers. If the costs of raw materials increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.
Fluctuations in fuel costs or a reduction in fuel supplies may have a material adverse effect on our business and results of operations.
In connection with our business, to better serve our customers and optimize our capital expenditures, we often move our fleet from branch to branch. In addition, most of our customers arrange for delivery and pickup of our units through us. Accordingly, we could be materially adversely affected by significant increases in fuel prices that result in higher costs to us for transporting equipment. In the event of fuel and trucking cost increases, we may not be able to promptly raise our prices to make up for increased costs. A significant or prolonged price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.
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
We have a substantial amount of goodwill and indefinite-life intangible assets (trade names), which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2023, we had approximately $1,176.6 million and $419.7 million of goodwill and intangible assets, net, respectively, in our consolidated balance sheet, which represented approximately 19.2% and 6.8% of total assets, respectively, and primarily arose through our acquisition of Mobile Mini.
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
As of December 31, 2023, we had US net operating loss (“NOL”) carryforwards of approximately $465.2 million and $240.3 million for US federal income tax and state tax purposes, respectively, available to offset future taxable income, prior to consideration of annual limitations that Section 382 of the Internal Revenue Code of 1986 may impose. The US NOL carryforwards begin to expire in 2025 for state and 2037 for federal if not utilized.
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
We are subject to income taxes in the US, Canada and Mexico. Our tax liabilities are affected by the amounts we charged for inventory, services, funding and other transactions on an intercompany basis. We are subject to potential tax examinations in these jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts that we ultimately pay upon resolution of examinations could be materially different from the amounts we previously included in our income tax provision and, therefore, could have a material impact on our results of operations and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, changes in tax laws and the discovery of new information during our tax return preparation process. Changes in tax laws or regulations, including changes in the US related to the treatment of accelerated depreciation expense, carry-forwards of net operating losses, and taxation of foreign income and expenses may increase tax uncertainty and adversely affect our results of operations.

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
As of December 31, 2023, we had $3.6 billion of total indebtedness, excluding deferred financing fees, consisting of $2.0 billion of borrowings under our ABL Facility, $526.5 million of our 2025 Secured Notes, $500.0 million of our 2028 Secured Notes, $500.0 million of our 2031 Secured Notes, and $117.1 million of finance leases. Our leverage could have important consequences, including (a) making it more difficult to satisfy our obligations with respect to our various debt and liabilities; (b) requiring us to dedicate a substantial portion of our cash flow from operations to debt payments, thus reducing the availability of cash flow to fund internal growth through working capital and capital expenditure on our existing fleet or a new fleet and for other general corporate purposes; (c) increasing our vulnerability to a downturn in our business or adverse economic or industry conditions; (d) placing us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow and that, therefore, may be able to take advantage of opportunities that our leverage would prevent us from pursuing; (e) limiting our flexibility in planning for or reacting to changes in our business and industry; (f) restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; (g) requiring additional monitoring, reporting and borrowing base requirements under our ABL Facility if borrowings significantly increase or if certain liquidity thresholds are not satisfied; and (h) limiting our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.
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

Risks Related to the McGrath Acquisition
The McGrath Acquisition may not be completed within the expected timeframe, if at all, and the failure to complete the McGrath Acquisition, or the failure to realize the anticipated synergies from the McGrath Acquisition, may negatively affect the price of our common stock and could adversely affect our financial results.
The McGrath Acquisition is subject to risks and uncertainties, including: (i) the risk that it may not be completed, or completed within the expected timeframe, including as a result of the possibility that a governmental entity may prohibit, delay or refuse an approval required to complete the acquisition; or (ii) costs relating to the acquisition, including the financing thereof, may be greater than expected. If the McGrath Acquisition is not completed, or there are significant delays in completing the McGrath Acquisition, the trading price of our common stock could be negatively impacted and our business and financial results may be adversely affected. The failure to consummate the McGrath Acquisition could also result in a negative reaction from the financial markets, particularly if the current market prices reflect market assumptions that the McGrath Acquisition will be completed, which could cause the value of our common stock to decline.
Additionally, the anticipated benefits of the McGrath Acquisition, including anticipated cost savings, will depend on our ability to realize anticipated synergies. Our success in realizing these cost synergies, and the timing thereof, will depend our ability to integrate McGrath successfully. Even if we integrate McGrath successfully, we may not realize the full benefits of the anticipated cost synergies, and we cannot guarantee that these benefits will be achieved within anticipated timeframes or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur unanticipated expenses in connection with the integration. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the McGrath Acquisition may be offset by costs incurred to, or delays in, integrating the businesses.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C.    Cybersecurity
The Board of Directors is committed to maintaining a strong cybersecurity and data protection framework intended to protect our customers, shareholders, employees, and other stakeholders, as well as the integrity of our operations. Our Board is involved in the oversight of the Company’s cybersecurity risk management efforts. Our cybersecurity risk management consists of a set of processes designed to assess, identify and effectively manage material risks arising from cybersecurity and data protection threats. These processes are aligned with the Framework for Improving Critical Infrastructure Cybersecurity established by the National Institute of Standards and Technology. Our processes have been integrated into our overall risk management system, consistent with our commitment to safeguarding our operations and data on a Company-wide basis. Our cybersecurity risk management efforts are overseen by our Audit Committee in collaboration with individual members of our management team, specifically our Chief Information Officer, Chief Legal Officer, and Vice President of Risk Management. Generally, our cybersecurity risk management efforts seek to address cybersecurity risks and incident response through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information we collect by identifying, preventing and mitigating cybersecurity threats and effectively responding to incidents when they occur. Our efforts also emphasize continuity of systems to ensure minimal disruption and maintain operational integrity during cybersecurity threats and incidents. We regularly review and update our contingency plans, aiming to enhance the resilience of our operations and the consistent functionality of our systems in the face of potential disruptions.
Risk Management and Strategy
As part of the Company’s overall approach to cybersecurity, the Company’s cybersecurity risk management processes are focused on the following key areas.
Governance: As discussed in more detail under the “Governance” heading, the Audit Committee provides oversight of the Company’s cybersecurity risk management processes in collaboration with our Chief Information Officer, Chief Legal Officer, Vice President of Risk Management, information technology team and other internal and external experts.
Collaborative Approach: Our cybersecurity risk management efforts include the implementation of a comprehensive, cross-functional approach to identify, prevent and mitigate cybersecurity threats and incidents. We have various tools in place that allow us to monitor and address threats and incidents that have the potential to materially affect our business strategy, financial condition, and results of operations, which allows us to determine the materiality of and ensure timely public disclosure of any such threat or incident, as appropriate.
Technical Safeguards: The Company deploys technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, all of which are evaluated and improved through vulnerability assessments on a periodic basis.

Incident Response and Recovery Plans: The Company has established and maintains comprehensive incident response and recovery plans, which detail the steps to be taken from the initial internal reporting of a potential cybersecurity incident.
Third Party Involvement and Risk Assessment: We actively and routinely engage assessors, consultants, auditors and other relevant third parties with appropriate expertise in their respective fields for the purposes of effectively maintaining and improving the quality and effectiveness of our processes. We believe this allows us to employ best practices and reduce the risks associated with evolving cybersecurity and data protection threats. We have also implemented industry-recommended practices to oversee and identify threats associated with the use of our third-party service providers.
Education and Awareness: The Company provides regular, mandatory trainings for applicable personnel with the purpose of providing personnel with effective tools to address cybersecurity threats and incidents, and to effectively communicate our cybersecurity risk management processes, including all related information, security policies, standards, process and practices.
Certain cybersecurity threats have the potential to materially affect our business strategy, financial condition, and results of operations. These threats include the risk of cyberattacks that could result in the disruption of our business operations, loss of sensitive information or data and damage to our reputation with our customers, shareholders, and other stakeholders. We conduct periodic assessments of these threats, and we have developed action plans that are already implemented, or are currently underway to be implemented, based on the results of our periodic assessments.
Governance
In accordance with our internal policies, our Chief Information Officer, Chief Legal Officer and Vice President of Risk Management, are tasked with certain oversight and management responsibilities related to the monitoring, prevention, mitigation and remediation of cybersecurity threats and incidents. These management members report to the Audit Committee, and the Audit Committee reports to the full Board of Directors, as appropriate. These reports include updates on the Company’s cybersecurity risks and threats, the status of efforts to strengthen our information security systems, assessments of our cybersecurity risk management processes, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the emerging threat landscape, technological trends and information security considerations arising with respect to the Company’s peers and third parties. These individuals enable the Company to implement measures that help reduce and address the cybersecurity and data protection threats the Company faces. Such measures include, but are not limited to, disaster recovery and business continuity, solution monitoring, network resiliency and simplification, sensitive data security, employee training and testing, system functionality and stability, infrastructure upgrades and more.
The Audit Committee (i) periodically reviews the Company's policies related to cybersecurity and data protection, which include the assessment, identification and management of material risks, mitigation strategy, governance and incident reporting, (ii) routinely coordinates with management and the Board of Directors, as applicable, in exercising its oversight over cybersecurity matters, (iii) receives timely information related to cybersecurity threats and incidents that meet specified materiality thresholds, as well as ongoing updates regarding any such threats or incidents until they have been addressed.
Management consistently assesses, monitors and manages our cybersecurity practices to align with the evolving threat landscape. Our cybersecurity risk management efforts are designed to protect the Company’s information systems from cybersecurity threats and to appropriately respond to any threats or incidents. Through ongoing communications, management and other applicable personnel monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee and the Board, as appropriate.
The Company’s Chief Information Officer has served in various roles in information technology and information security for over 29 years and holds degrees in Business Information Systems and Accounting. The Vice President of Risk Management has served in various roles in information technology and information security for over 18 years, holds an undergraduate degree in Accounting and a Master of Business Administration degree, and is a Certified Public Accountant.
The Company tests and evaluates its cybersecurity risk management processes on a regular basis. As of the date of this report, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, financial condition or results of operations.

ITEM 2.    Properties
Our primary corporate headquarters is located in Phoenix, Arizona. We operate approximately 250 branch locations and additional drop lots across the US, Canada, and Mexico. Collectively, we lease approximately 84% of our branch properties and own the remaining balance.
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

ITEM 3.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of December 31, 2023, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our Common Stock is listed on the Nasdaq Capital Market under the symbol “WSC.” Our certificate of incorporation authorizes the issuance of 500,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 189,967,135 shares of Common Stock issued and outstanding as of December 31, 2023. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2023, no shares of Preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted.
Holders
As of February 14, 2024, there were 30 holders of record of our Common Stock and no holders of record of our Preferred Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock are held of record by banks, brokers and other financial institutions.
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
Repurchases
In May 2023, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate us to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. As of December 31, 2023, $498.2 million of the $1.0 billion share repurchase authorization remained available for use.
The following table summarizes our purchase of Common Stock during the fourth quarter of 2023:

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Numbers of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plan (in thousands)
October 1, 2023 to October 31, 2023	2,087.2	$40.13	2,087.2	$550.4
November 1, 2023 to November 30, 2023	1,408.8	$37.05	1,408.8	$498.2
December 1, 2023 to December 31, 2023	—	$—	—	$498.2
Total	3,496.0		3,496.0

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
The graph below compares the cumulative total return of our Common Stock from January 1, 2019 through December 31, 2023, with the comparable cumulative return of two indices: the S&P 400 Index and the Russell 1000 Index. The graph plots the growth in value of an initial investment of $100 in each of our common shares, the S&P 400 Index and the Russell 1000 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini") operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part II, Item 8 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the year ended December 31, 2023 or prior periods. In connection with the closing of the merger of WillScot Corporation ("WillScot") and Mobile Mini, Inc. ("Mobile Mini") on July 1, 2020 (the "Merger"), Mobile Mini became a wholly-owned subsidiary of WillScot and the Company changed its name to WillScot Mobile Mini Holdings Corp. WillScot Mobile Mini is the holding company for the Williams Scotsman and Mobile Mini families of companies.
On September 30, 2022, the Company completed the sale of its former Tank and Pump Solutions ("Tank and Pump") segment. On January 31, 2023, the Company completed the sale of its UK Storage Solutions segment. This MD&A presents the historical financial results of the former Tank and Pump segment and the former UK Storage Solutions segment as discontinued operations for all periods presented. The divestitures of the UK Storage Solutions segment and the former Tank and Pump segment completed the Company's transition of its portfolio to core turnkey temporary space solutions in North America. Following the completion of these transactions, the Company operates in two reportable segments as follows: Modular Solutions ("Modular") and Storage Solutions ("Storage").
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

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey temporary space solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of December 31, 2023, our branch network included approximately 250 branch locations and additional drop lots to service our over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” temporary space solutions with over 156,000 modular space units and over 212,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. Furthermore, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio, excluding seasonal portable storage units, is approximately 37 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our acquisition strategy, delivering “Ready to Work” turnkey solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.
For the year ended December 31, 2023, key drivers of our financial performance included:
•Total revenues increased $222.1 million, or 10.4%, attributable to organic revenue growth levers in the business and due to the impact of acquisitions. Leasing revenue increased $212.2 million, or 13.1%, delivery and installation revenue increased $8.0 million, or 1.9%, and new unit sales revenue increased $7.8 million, or 19.3%. These increases were partially offset by a reduction in rental unit sales revenue, which decreased $5.9 million, or 11.5%. We estimate that recent acquisitions completed in 2023 contributed approximately $59.0 million to total revenues for the year ended December 31, 2023.
Key leasing revenue drivers included:
–Average modular space monthly rental rate increased $153, or 16.9%, to $1,058 driven by strong pricing performance across both segments. Average modular space monthly rental rates increased by $145, or 15.0%, in the Modular segment and by $144, or 21.1%, in the Storage segment.

–Average portable storage monthly rental rate increased $46, or 24.0%, to $238 driven by increased pricing as a result of our price management tools and processes as well as due to higher rental rates on the acquired climate-controlled containers and refrigerated storage units, which drove approximately 5% of the 24.0% increase.
–Average utilization for portable storage units decreased to 73.2%, from 86.8% in 2022, driven by decreased demand in 2023 as compared to very strong demand in 2022. Average utilization for modular space units decreased 380 basis points ("bps") to 64.7% in 2023.
–Average modular space units on rent decreased 3,986 units, or 3.8%, and average portable storage units on rent decreased 15,179 units, or 9.0%. The decreases were mainly driven by lower construction start activity in 2023 versus record demand in 2022, and for portable storage products, also by fewer retail remodels and lower seasonal retail demand versus the prior year.
•Modular segment revenue represented 63.2% of consolidated revenue for the year ended December 31, 2023, and increased $153.6 million, or 11.4%, to $1,495.7 million. The increase was driven by increased leasing revenue, which increased $145.4 million, or 14.6%, due to continued growth of pricing and VAPS, and increased delivery and installation revenues, which increased $10.7 million, or 3.9%. These increases were partially offset by a decrease in sales revenue of $2.4 million, or 3.1%, driven by lower rental unit sales. Modular revenue drivers for the year ended December 31, 2023 included:
–Modular space average monthly rental rate of $1,111 increased $145, or 15.0%, year over year representing a continuation of our long-term price optimization and VAPS penetration opportunities across our portfolio.
–Average modular space units on rent decreased 647 units, or 0.8%, year over year.
~~–~~Average modular space monthly utilization decreased 190 basis points to 65.6% for the year ended December 31, 2023, as compared to the year ended December 31, 2022.
•Storage segment revenue, which represented 36.8% of consolidated revenue for the year ended December 31, 2023, increased $68.5 million, or 8.6%, to $869.1 million. The increase was driven by increased leasing revenue, which grew $66.9 million, or 10.6%, due to increased pricing and contributions from the recently acquired climate-controlled containers and refrigerated storage units, partially offset by lower overall units on rent. Delivery and installation revenues decreased $2.7 million, or 1.7%, driven by decreased activity. Rental unit sales increased $4.3 million, or 50.7% given greater fleet availability in the current year. Storage segment revenue drivers for the year ended December 31, 2023 included:
–Portable storage average monthly rental rate of $238 increased 24.0% year over year as a result of our price management tools and processes and early benefits from increased VAPS penetration opportunities, as well as due to higher rates on the acquired climate-controlled containers and refrigerated storage units. Excluding the impacts of the acquired climate-controlled containers and refrigerated storage units, portable storage average monthly rental rates increased $37, or 19.3%. Modular space average monthly rental rate of $826 increased $144, or 21.1%, year over year as a result of price optimization and increased VAPS penetration.
–Average portable storage units on rent decreased 15,159, or 9.0%, year over year driven by lower demand during 2023 versus the high growth achieved in 2022 including the impact of fewer retail remodels and lower seasonal demand versus the prior year. Average modular space units on rent decreased 3,339, or 15.0%, year over year due to lower demand.
~~–~~Average portable storage monthly utilization decreased 13.6% to 73.3% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Average modular space monthly utilization decreased 11.3% to 61.1% for the year ended December 31, 2023, as compared to the year ended December 31, 2022.
~~•~~Generated income from continuing operations of $341.8 million for the year ended December 31, 2023, representing an increase of $65.5 million versus the year ended December 31, 2022. Net Income including income from discontinued operations was $476.5 million for the year ended December 31, 2023, representing an increase of $136.9 million versus the year ended December 31, 2022.
~~•~~Generated Adjusted EBITDA from continuing operations of $1,061.5 million for the year ended December 31, 2023, representing an increase of $177.6 million, or 20.1%, as compared to 2022. This increase was driven by continued expansion of most product and service line margins. Most significantly, leasing margins increased 15.3% versus prior year and delivery and installation margins increased 12.7% versus prior year, both driven primarily by increased pricing. SG&A expenses included in Adjusted EBITDA decreased as a percentage of revenue by 120 bps versus 2022.
~~•~~Net cash provided by operating activities increased $16.6 million to $761.2 million for the year ended December 31, 2023. This increase was limited by the divestitures of the former Tank and Pump and UK Storage Solutions segments which both contributed to operating cash flows for the year ended December 31, 2022. Net cash used in investing activities, excluding cash used as part of acquisitions and proceeds from the sale of discontinued operations, decreased $229.7 million to $184.7 million as a result of reduced refurbishment spending and decreased purchases of new fleet as a result of lower utilization and due to the divestitures of the former Tank and Pump and UK Storage Solutions segments.
•Generated Free Cash Flow of $576.6 million for the year ended December 31, 2023, representing an increase of $246.3 million, or 74.5%, as compared to 2022. This Free Cash Flow, along with the proceeds from the sale of our former UK Storage Solutions segment and additional net borrowings under the asset-based credit agreement (the "ABL Facility") were deployed to:
◦Acquire five smaller storage and modular portfolios for $150.0 million in 2023;
◦Acquire a national provider of cold storage solutions, a regional modular space manufacturing and leasing business, and a national provider of premium large clearspan structures for $411.6 million in 2023;
◦Repurchase $810.8 million of our Common stock, reducing outstanding Common Stock by 18.5 million shares;
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

Significant Developments
Entry into an Agreement to Acquire McGrath RentCorp
On January 28, 2024, the Company, along with its newly formed subsidiaries, Brunello Merger Sub I, Inc. (“Merger Sub I”) and Brunello Merger Sub II, LLC (“Merger Sub II”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with McGrath RentCorp ("McGrath"). Merger Sub I will merge with and into McGrath (the “First-Step Merger”), with McGrath surviving the First-Step Merger and, immediately thereafter, McGrath will merge with and into Merger Sub II (the “Second-Step Merger” and together with the First-Step Merger, the “McGrath Acquisition”), with Merger Sub II surviving the Second-Step Merger as a wholly owned subsidiary of the Company. At the effective time of the First-Step Merger, and subject to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of the common stock of McGrath shall be converted into the right to receive either (i) $123.00 in cash or (ii) 2.8211 shares of validly issued, fully paid and nonassessable shares of the Company’s common stock. Under the terms of the Merger Agreement, we expect McGrath’s shareholders would own approximately 12.6% of the Company following the McGrath Acquisition.
The McGrath Acquisition has been approved by the Company and McGrath’s respective boards of directors. The McGrath Acquisition is subject to customary closing conditions, including receipt of regulatory approval and approval by McGrath’s shareholders, and is expected to close in the second quarter of 2024.
In connection with the Merger Agreement, the Company entered into a commitment letter on January 28, 2024, which was further amended and restated on February 12, 2024 (the "Commitment Letter"), pursuant to which certain financial institutions have committed to make available to WSI, in accordance with the terms of the Commitment Letter, (i) an $875 million eight year senior secured bridge credit facility, (ii) an $875 million five year senior secured bridge credit facility and (iii) an upsize to WSI's existing $3.7 billion ABL Facility by $750 million to $4.45 billion to repay McGrath's existing credit facilities and notes, fund the cash portion of the consideration, and pay the fees, costs and expenses incurred in connection with the McGrath Acquisition and the related transactions, subject to customary conditions.
Divestiture
On January 31, 2023, we completed the sale of our former UK Storage Solutions segment for total cash consideration of $418.1 million. Proceeds from the sale were used to support ongoing reinvestment in our Modular and Storage operating segments in North America and other capital allocation priorities.
Reportable Segments
Following the divestitures of the UK Storage Solutions and Tank and Pump segments, we operate in two reportable segments: Modular Solutions ("Modular") and Storage Solutions ("Storage"). The reportable segments are aligned with how we operate and analyze our business results. During the first quarter of 2023, the ground level office business within the Modular segment was transferred to the Storage segment, and associated revenues, expenses, and operating metrics were transferred to the Storage segment. All periods presented have been retrospectively revised to reflect this adjustment within the Modular and Storage segments. For the year ended December 31, 2022, this resulted in approximately $49.8 million of revenue and $28.5 million of gross profit being transferred from the Modular segment to the Storage segment.

In January 2024, the Company launched a unified go-to market approach to achieve local product unification within each metropolitan statistical area. In connection with this change in operating model, the Company realigned the composition of its segments to reflect how its Chief Operating Decision Maker reviews information to make operating decisions and assess performance. As a result, the Company concluded that its divisions represent its operating segments, which are aggregated into one reportable segment as the divisions have similar economic characteristics, offer similar products to similar customers, use similar methods to distribute products and are subject to similar competitive risks. This change in reportable segments will be reflected in our financial statements beginning in 2024.
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
Business Combinations
During 2023, we acquired a U.S. national provider of cold storage solutions, which consisted primarily of approximately 2,200 climate-controlled containers and refrigerated storage trailers, a regional modular space manufacturing and leasing business, which consisted primarily of approximately 1,300 modular leasing units, and a U.S. national provider of premium large clearspan structures for total cash consideration of $411.6 million, net of cash acquired.
Asset Acquisitions
During 2023, we also acquired certain assets and liabilities of five regional and local storage and modular companies, which consisted primarily of approximately 1,800 storage units and 700 modular units, for $150.0 million in cash, net of cash acquired. As of the acquisition dates, the fair value of rental equipment acquired was $147.6 million.
Financing Activities
On September 25, 2023, Williams Scotsman, Inc. (“WSI”), a subsidiary of the Company, completed a private offering of $500.0 million in aggregate principal amount of 7.375% senior secured notes due 2031 (the "2031 Secured Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Proceeds were used to repay approximately $494.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses.
Interest Rate Swap Agreements
In January 2023, the Company entered into two interest rate swap agreements with financial counterparties relating to $750.0 million in aggregate notional amount of variable-rate debt under the ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and will make payments based on a weighted average effective fixed interest rate of 3.44% on the notional amount. The swap agreements were designated and qualified as hedges of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027.
In January 2024, the Company entered into two interest rate swap agreements with financial counterparties relating to $500.0 million in aggregate notional amount of variable-rate debt under the Company's ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and will make payments based on a weighted average fixed interest rate of 3.70% on the notional amount. The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027.
Share Repurchases
In May 2023, our Board of Directors approved a reset of our share repurchase program authorizing us to repurchase up to $1.0 billion of our outstanding shares of Common Stock and equivalents. During the year ended December 31, 2023, we repurchased 18,533,819 shares of Common Stock for $810.8 million. As of December 31, 2023, $498.2 million of the approved share repurchase pool remained available.
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

Business Environment and Outlook
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions and healthcare. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction sector, which collectively accounted for approximately 85% of our revenues in the year ended December 31, 2023.
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
Our revenue consists mainly of leasing, services and sales revenue. We derive our leasing and services revenue primarily from the leasing of modular space and portable storage units. Included in leasing revenue are VAPS, such as furniture, steps, ramps, basic appliances, internet connectivity devices, integral tool racking, heavy duty capacity shelving, workstations, electrical and lighting products, and other items our customers use in connection with our products. Delivery and installation revenue includes fees that we charge for the delivery, site work, installation, disassembly, unhooking and removal, and other services to our customers for an additional fee as part of our leasing and sales operations.
The key drivers of changes in our leasing revenue are:
•the average number of units on rent;
•the average monthly rental rate per unit, including VAPS.
The average number of units on rent during a period represents the number of units in use from the time they are leased to a customer until the time they are returned to us. Our average monthly rental rate per unit for a period is equal to the ratio of (i) our rental income for that period including VAPS but excluding delivery and installation services and other leasing-related revenues, to (ii) the average number of lease units rented to our customers during that period. We also measure the average utilization rate of our lease units, which is the ratio of (i) the average number of units on rent to (ii) the average total number of units available for lease in our fleet during a period.
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
Gross Profit
We define gross profit as the difference between total revenues and cost of revenues. Cost of revenues associated with our leasing business includes payroll and payroll-related costs for branch operations personnel, material and other costs related to the repair, maintenance, storage and transportation of rental equipment. Cost of revenues also includes depreciation expense associated with our rental equipment. Cost of revenues associated with our new unit sales business includes the cost to purchase, assemble, transport and customize units that are sold. Cost of revenues for our rental unit sales consist primarily of the net book value of the unit at date of sale.
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

Currency Losses, Net
Currency losses, net includes unrealized and realized gains and losses on monetary assets and liabilities denominated in foreign currencies other than our functional currency at the reporting date.
Other (Income) Expense, Net
Other (income) expense, net primarily consists of the gain (loss) on disposal of non-operational property, plant and equipment, insurance proceeds, other financing related costs and other non-recurring charges.
Interest Expense
Interest expense consists of the costs of external debt including the Company’s ABL credit facility, 2025 Secured Notes, 2028 Secured Notes, 2031 Secured Notes and interest on obligations under finance leases.
Fair Value Loss on Common Stock Warrant Liabilities
In 2021, fair value loss on common stock warrant liabilities consists of non-cash gains and losses recorded related to changes in the fair value of common stock warrant liabilities as the common stock warrant liabilities are marked-to-market liabilities. It also includes gains and losses recorded related to the settlement of common stock warrant liabilities.
Loss on Extinguishment of Debt
In 2021, using cash on hand and borrowings on the ABL Facility, we redeemed $123.5 million of our 2025 Secured Notes and recorded a loss on extinguishment of debt.
Income Tax Expense
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
Income from Discontinued Operations
Income from discontinued operations was related to the former Tank and Pump and UK Storage Solutions segments which were sold in 2022 and 2023, respectively.

Consolidated Results of Operations
Certain consolidated results of operations for the years ended December 31, 2023, 2022, and 2021 are presented below.

	Years Ended December 31,			2023 vs. 2022 Change	2022 vs 2021 Change
	2023	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$1,833,935	$1,621,690	$1,252,490	$212,245	$369,200
Delivery and installation	437,179	429,152	321,129	8,027	108,023
Sales revenue:
New units	48,129	40,338	46,993	7,791	(6,655)
Rental units	45,524	51,443	52,368	(5,919)	(925)
Total revenues	2,364,767	2,142,623	1,672,980	222,144	469,643
Costs:
Costs of leasing and services:
Leasing	398,467	376,868	282,576	21,599	94,292
Delivery and installation	317,117	322,636	267,533	(5,519)	55,103
Costs of sales:
New units	26,439	24,011	31,348	2,428	(7,337)
Rental units	23,141	26,907	28,030	(3,766)	(1,123)
Depreciation of rental equipment	265,733	256,719	218,790	9,014	37,929
Gross profit	1,333,870	1,135,482	844,703	198,388	290,779
Expenses:
Selling, general and administrative	596,090	567,407	480,407	28,683	87,000
Other depreciation and amortization	72,921	62,380	61,777	10,541	603
Currency losses, net	6,754	886	427	5,868	459
Other (income) expense, net	(15,354)	(6,673)	1,715	(8,681)	(8,388)
Operating income	673,459	511,482	300,377	161,977	211,105
Interest expense	205,040	146,278	116,358	58,762	29,920
Fair value loss on common stock warrant liabilities	—	—	26,597	—	(26,597)
Loss on extinguishment of debt	—	—	5,999	—	(5,999)
Income from continuing operations before income tax	468,419	365,204	151,423	103,215	213,781
Income tax expense from continuing operations	126,575	88,863	36,528	37,712	52,335
Income from continuing operations	341,844	276,341	114,895	65,503	161,446

Discontinued operations:
Income from discontinued operations before income tax	4,003	63,468	58,267	(59,465)	5,201
Income tax expense from discontinued operations	45,468	35,725	13,018	9,743	22,707
Gain on sale of discontinued operations	176,078	35,456	—	140,622	35,456
Income from discontinued operations	134,613	63,199	45,249	71,414	17,950

Net income	$476,457	$339,540	$160,144	$136,917	$179,396

Cash Flow Data:
Net cash from operating activities	$761,240	$744,658	$539,902	$16,582	$204,756
Net cash from investing activities	$(350,003)	$(309,333)	$(384,047)	$(40,670)	$74,714
Net cash from financing activities	$(418,935)	$(429,368)	$(167,887)	$10,433	$(261,481)

Other Financial Data:
Adjusted EBITDA from continuing operations(a)	$1,061,465	$883,874	$649,604	$177,591	$234,270
Adjusted EBITDA from discontinued operations(a)	4,124	85,750	90,789	(81,626)	(5,039)
Adjusted EBITDA from continuing and discontinued operations(a)	$1,065,589	$969,624	$740,393	$95,965	$229,231
Free Cash Flow(a)	$576,589	$330,334	$303,027	$246,255	$27,307
Adjusted Gross Profit(a)	$1,599,603	$1,392,201	$1,063,493	$207,402	$328,708
Net CAPEX(a)	$184,651	$414,324	$236,875	$(229,673)	$177,449

Balance Sheet Data (end of year):
Cash and cash equivalents	$10,958	$7,390	$6,393	$3,568	$997
Rental equipment, net	$3,381,315	$3,077,287	$2,777,800	$304,028	$299,487
Total assets	$6,137,915	$5,827,651	$5,773,599	$310,264	$54,052
Long-term debt	$3,538,516	$3,063,042	$2,671,831	$475,474	$391,211
Total shareholders’ equity	$1,261,250	$1,565,300	$1,996,763	$(304,050)	$(431,463)
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

	Year Ended December 31,
(in thousands, except for units on rent and monthly rental rate)	2023	2022	2021
Modular space units on rent (average during the period)	100,822	104,808	101,304
Average modular space utilization rate	64.7%	68.5%	69.2%
Average modular space monthly rental rate	$1,058	$905	$765
Portable storage units on rent (average during the period)	154,386	169,565	135,775
Average portable storage utilization rate	73.2%	86.8%	80.1%
Average portable storage monthly rental rate	$238	$192	$155
Earnings per share - basic	$2.40	$1.57	$0.71
Earnings per share - diluted	$2.36	$1.53	$0.69
Weighted average shares - basic	198,554,885	216,808,577	226,518,931
Weighted average shares - diluted	201,849,836	221,399,162	232,793,902
Comparison of Years Ended December 31, 2023 and 2022
Revenue: Total revenue increased $222.1 million, or 10.4%, to $2,364.8 million for the year ended December 31, 2023 from $2,142.6 million for the year ended December 31, 2022. Leasing revenue increased $212.2 million, or 13.1%, as compared to 2022 driven by improved pricing and value-added products penetration, partially offset by a decrease of 19,165, or 7.0%, in total average modular space and portable storage units on rent. Delivery and installation revenues increased $8.0 million, or 1.9%, due to increased pricing across both segments. New unit sales increased $7.8 million, or 19.3%, and rental unit sales decreased $5.9 million, or 11.5%.
Total average units on rent for the years ended December 31, 2023 and 2022 were 255,208 and 274,373, respectively. Modular space average units on rent decreased 3,986 units, or 3.8%, and portable storage average units on rent decreased by 15,179 units, or 9.0%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The average modular space unit utilization rate during the year ended December 31, 2023 was 64.7%, as compared to

68.5% during 2022. The average portable storage unit utilization rate during the year ended December 31, 2023 was 73.2%, as compared to 86.8% during 2022.
Modular space average monthly rental rates increased 16.9% to $1,058 for the year ended December 31, 2023. Average portable storage monthly rental rates of $238 represented an increase of $46, or 24.0%, compared to the year ended December 31, 2022. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our Modular segment as well as by application of these same price management tools and processes across the Storage segment and from early benefits from increased VAPS penetration opportunities on our basic VAPS offerings in the Storage segment, which began in the second quarter of 2022.
Gross Profit: Gross profit increased $198.4 million, or 17.5%, to $1,333.9 million for the year ended December 31, 2023 from $1,135.5 million for the year ended December 31, 2022. The increase in gross profit is a result of a $190.6 million increase in leasing gross profit, a $13.5 million increase in delivery and installation gross profit, and a $3.2 million increase of new and rental unit sale margins. Increases were primarily a result of increased revenues due to favorable average monthly rental rates and delivery and installation pricing across both portable storage and modular space units, which offset lower unit on rent volumes. Cost of leasing and services increased by $16.1 million, or 2.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by a $23.9 million, or 10.3%, increase in labor costs, a $4.8 million, or 5.1%, increase in vehicle, equipment and other costs, and a $3.2 million, or 3.2%, increase in materials costs, partially offset by a $15.9 million, or 5.8%, decrease in subcontractor costs.
Sales Revenue increased by $1.9 million, or 2.0%, to $93.7 million for the year ended December 31, 2023, while cost of sales decreased by $1.3 million, or 2.6%, resulting in improved sales gross profit margins. The year over year change was mainly driven by increased new unit sales margin.
Increases in gross profit were partially offset by increased depreciation of $9.0 million, or 3.5%, as a result of capital investments made over the past twelve months.
Our gross profit percentage was 56.4% and 53.0% for the years ended December 31, 2023 and 2022, respectively. Our gross profit percentage, excluding the effects of depreciation ("adjusted gross profit percentage"), was 67.6% and 65.0% for the years ended December 31, 2023 and 2022, respectively. These increases were driven primarily by continued price optimization within leasing and execution of VAPS penetration opportunities that have outpaced increases in cost of leasing and services.
SG&A Expense: SG&A expense increased $28.7 million, or 5.1%, to $596.1 million for the year ended December 31, 2023, compared to $567.4 million for the year ended December 31, 2022. Real estate and occupancy costs increased $10.9 million, or 14.6%, travel expenses increased $4.6 million, or 25.1%, due to increased travel and training, service agreements and professional fees increased $3.9 million, or 5.1%, and non-income business taxes increased $3.5 million, or 47.4%. Our provision for credit losses increased $12.2 million, or 108.7%. Stock compensation expense increased $4.9 million to $34.5 million for the year ended December 31, 2023, compared to $29.6 million for the year ended December 31, 2022. Partially offsetting these increases, integration expenses decreased $5.1 million, or 33.1%, to $10.4 million for the year ended December 31, 2023, compared to $15.5 million for the year ended December 31, 2022. Employee SG&A excluding stock compensation decreased $10.8 million, or 4.0%.
Other Depreciation and Amortization: Other depreciation and amortization increased $10.5 million, or 16.9%, to $72.9 million for the year ended December 31, 2023, compared to $62.4 million for the year ended December 31, 2022. The increase was a result of our recent investments in our CRM system and other infrastructure improvements across our branch networks.
Currency Losses, net: Currency losses, net increased by $5.9 million to $6.8 million for the year ended December 31, 2023 compared to $0.9 million for the year ended December 31, 2022. The increase in currency losses, net, was primarily attributable to a loss on the settlement of the contingent foreign currency forward contract relating to the sale of the former UK Storage Solutions segment.
Other (Income) Expense, Net: Other income, net was $15.4 million for the year ended December 31, 2023 compared to $6.7 million for the year ended December 31, 2022. The increase in other income, net was related to the gain on sale of fixed assets related to a real estate sale transaction during the year ended December 31, 2023.
Interest Expense: Interest expense increased $58.8 million, or 40.2%, to $205.0 million for the year ended December 31, 2023 from $146.3 million for the year ended December 31, 2022. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates and higher outstanding debt balances. See Note 10 to the consolidated financial statements for further discussion of our debt.
Income Tax Expense: Income tax expense increased $37.7 million to $126.6 million for the year ended December 31, 2023 compared to $88.9 million for the year ended December 31, 2022. The increase in income tax expense was driven by an increase in income from continuing operations before income tax for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Income from Discontinued Operations: Income from discontinued operations increased $71.4 million to $134.6 million for the year ended December 31, 2023 compared to $63.2 million for the year ended December 31, 2022. The increase in income from discontinued operations was driven by the increase in gain on sale of discontinued operations of $140.6 million to a total of $176.1 million for the year ended December 31, 2023 compared to $35.5 million for the year ended December 31, 2022, partially offset by having no contribution from the former Tank and Pump segment and only one month of activity for the former UK Storage Solutions segment in 2023 and an increase in income tax expense from discontinued operations.

Comparison of Years Ended December 31, 2022 and 2021
Revenue: Total revenue increased $469.6 million, or 28.1%, to $2,142.6 million for the year ended December 31, 2022 from $1,673.0 million for the year ended December 31, 2021. Leasing revenue increased $369.2 million, or 29.5%, as compared to 2021 driven by an increase of 37,294, or 15.7%, total average modular space and portable storage units on rent and improved pricing and value-added products. Delivery and installation revenues increased $108.0 million, or 33.6%, due to increased overall activity and higher pricing. New unit sales decreased $6.7 million, or 14.2%, and rental unit sales decreased $0.9 million, or 1.8%.
Total average modular space and portable storage units on rent for the years ended December 31, 2022 and 2021 were 274,373 and 237,079, respectively. The increase was primarily driven by strong customer demand within the storage segment and due to acquisitions. In total, modular space average units on rent increased 3,504 units, or 3.5%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Modular space average monthly rental rates increased 18.3% to $905 for the year ended December 31, 2022. Improved pricing was driven by a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Portable storage average units on rent increased by 33,790 units, or 24.9%, for the year ended December 31, 2022. Average portable storage monthly rental rates of $192 represented an increase of $37, or 23.9%, compared to the year ended December 31, 2021. This increase was driven by the accretive impact of higher rates from the Mobile Mini portable storage fleet. The average modular space unit utilization rate during the year ended December 31, 2022 was 68.5%, as compared to 69.2% during 2021. The average portable storage unit utilization rate during the year ended December 31, 2022 was 86.8%, as compared to 80.1% during 2021.
Gross Profit: Gross profit increased $290.8 million, or 34.4%, to $1,135.5 million for the year ended December 31, 2022 from $844.7 million for the year ended December 31, 2021. The increase in gross profit is a result of a $274.9 million increase in leasing gross profit, increased delivery and installation gross profit of $52.9 million, and increased new and rental unit sale margins of $0.9 million. Increases were primarily a result of increased revenues due to favorable average monthly rental rates and delivery and installation pricing across both portable storage and modular space units, which offset lower unit on rent volumes. Cost of leasing and services increased by $149.4 million, or 27.2%, to $699.5 million for the year ended December 31, 2022 from $550.1 million the year ended December 31, 2021, driven by a $59.3 million, or 34.9%, increase in labor costs, a $56.1 million, or 26.1%, increase in subcontractor costs, a $23.8 million, or 33.7%, increase in vehicle, equipment and other costs, and a $10.2 million, or 10.8%, increase in material costs. Cost of sales decreased by $8.5 million, or 14.3%, which is in line with decreased sales revenues of 7.6% for the year ended December 31, 2022, resulting in improved sales gross profit margins. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the change in sales volume and inflationary pressures impacting our business.
These increases were partially offset by increased depreciation of $37.9 million as a result of acquired fleet and capital investments made over the past twelve months in our existing rental equipment.
Our gross profit percentage was 53.0% and 50.5% for the years ended December 31, 2022 and 2021, respectively. Our gross profit percentage, excluding the effects of depreciation ("adjusted gross profit percentage"), was 65.0% and 63.6% for the years ended December 31, 2022 and 2021, respectively.
SG&A Expense: SG&A expense increased $87.0 million, or 18.1%, to $567.4 million for the year ended December 31, 2022, compared to $480.4 million for the year ended December 31, 2021. For 2022, SG&A expense for Modular and Storage totaled $304.9 million and $215.7 million respectively. Employee costs excluding stock compensation increased $57.6 million, or 27.3%, driven by a 12% increase in SG&A headcount to support both organic and inorganic growth. Legal and professional fees increased $23.8 million, or 45.5%. Stock compensation expense increased $10.6 million to $29.6 million for the year ended December 31, 2022, compared to $19.0 million for the year ended December 31, 2021. Integration costs decreased $12.9 million to $15.5 million for the year ended December 31, 2022, compared to $28.4 million for the year ended December 31, 2021. The remaining increases were primarily driven by increased economic activity and inflationary increases, including increased occupancy and office costs, insurance, travel expenses, and marketing cost increases. .
Other Depreciation and Amortization: Other depreciation and amortization increased $0.6 million, or 1.0%, to $62.4 million for the year ended December 31, 2022, compared to $61.8 million for the year ended December 31, 2021.
Currency Losses, net: Currency losses, net increased by $0.5 million to a $0.9 million loss for the year ended December 31, 2022 compared to $0.4 million for the year ended December 31, 2021. The increase in currency losses, net, was primarily attributable to the impact of foreign currency exchange rate changes on intercompany receivables and payables denominated in a currency other than the subsidiaries’ functional currency.
Other (Income) Expense, Net: Other (income) expense, net was $6.7 million of income for the year ended December 31, 2022 and $1.7 million of expense for the year ended year ended December 31, 2021. The increase in other

(income) expense, net is primarily related to insurance recoveries received in 2022 related to Hurricane Ida in the Gulf Coast ares of the United States in 2021.
Interest Expense: Interest expense increased $29.9 million, or 25.7%, to $146.3 million for the year ended December 31, 2022 from $116.4 million for the year ended December 31, 2021. The increase was driven by increased average borrowings to support our capital allocation priorities, as well as an increase in interest rates during 2022.
Fair Value Loss on Common Stock Warrant Liabilities: For the year ended year ended December 31, 2021, the fair value loss on common stock warrant liabilities of $26.6 million was primarily attributable to the change in estimated fair value of common stock warrant liabilities.
Loss on Extinguishment of Debt: For the year ended year ended December 31, 2021, we recorded a loss on extinguishment of debt of $6.0 million related to the redemption premium and write off of unamortized deferred financing costs associated with the redemption of $123.5 million of our 2025 Secured Notes.
Income Tax Expense: Income tax expense increased $52.3 million to $88.9 million for the year ended December 31, 2022 compared to a $36.5 million for the year ended December 31, 2021. The increase in income tax expense was a result of higher pre-tax income partially offset with a reduction of the valuation allowance for deferred tax assets.

Business Segments
The Company operates in two reportable segments as follows: Modular and Storage. Modular represents the activities of the North America modular business, excluding ground level offices, which were transferred to the Storage segment during the first quarter of 2023. Storage represents the activities of the North America portable storage and ground level office business. As part of the transfer of the ground level offices to Storage, we also adjusted the average modular space monthly rental rate in the Storage segment to only include VAPS specifically applicable to ground level offices, which has also been reflected in the total average modular space monthly rental rate.
The following tables and discussion summarize our reportable segment financial information for the years ended December 31, 2023, 2022 and 2021.

Business Segment Results
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$1,495,666	$869,101	$2,364,767
Gross profit	$700,226	$633,644	$1,333,870
Adjusted EBITDA	$598,354	$463,111	$1,061,465
Capex for rental equipment	$184,993	$41,612	$226,605
Average modular space units on rent	81,870	18,952	100,822
Average modular space utilization rate	65.6%	61.1%	64.7%
Average modular space monthly rental rate	$1,111	$826	$1,058
Average portable storage units on rent	496	153,890	154,386
Average portable storage utilization rate	62.5%	73.3%	73.2%
Average portable storage monthly rental rate	$251	$238	$238

	Year Ended December 31, 2022
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$1,342,033	$800,590	$2,142,623
Gross profit	$583,837	$551,645	$1,135,482
Adjusted EBITDA	$508,343	$375,531	$883,874
Capex for rental equipment	$279,079	$118,297	$397,376
Average modular space units on rent	82,517	22,291	104,808
Average modular space utilization rate	67.5%	72.4%	68.5%
Average modular space monthly rental rate	$966	$682	$905
Average portable storage units on rent	516	169,049	169,565
Average portable storage utilization rate	58.7%	86.9%	86.8%
Average portable storage monthly rental rate	$208	$192	$192

	Year Ended December 31, 2021
(in thousands, except for units on rent and rates)	Modular	Storage	Total
Revenue	$1,120,483	$552,497	$1,672,980
Gross profit	$471,656	$373,047	$844,703
Adjusted EBITDA	$404,577	$245,027	$649,604
Capex for rental equipment	$187,495	$45,426	$232,921
Average modular space units on rent	79,879	21,425	101,304
Average modular space utilization rate	67.1%	78.2%	69.2%
Average modular space monthly rental rate	$820	$561	$765
Average portable storage units on rent	7,312	128,463	135,775
Average portable storage utilization rate	68.8%	80.9%	80.1%
Average portable storage monthly rental rate	$131	$156	$155
Modular Segment
Comparison of Years Ended December 31, 2023 and 2022
Revenue: Total revenue increased $153.6 million, or 11.4%, to $1,495.7 million for the year ended December 31, 2023 from $1,342.0 million for the year ended December 31, 2022. The increase was primarily the result of increased leasing revenue of $145.4 million, or 14.6%, compared to 2022, and increased delivery and installation revenue of $10.7 million, or 3.9%, compared to 2022. Average modular space monthly rental rates increased 15.0% for the year ended December 31, 2023 to $1,111 driven primarily by increased pricing on new deliveries. Average modular space units on rent decreased by 647 units, or 0.8%. Average portable storage monthly rental rates increased 20.7% for the year ended December 31, 2023 to $251 driven by our price management tools, processes and early benefits from increased VAPS penetration opportunities on our basic VAPS offerings, which began in the second quarter of 2022.
Gross Profit: Gross profit increased $116.4 million, or 19.9%, to $700.2 million for the year ended December 31, 2023 from $583.8 million for the year ended December 31, 2022. The increase in gross profit was driven higher leasing gross profit, which increased $107.1 million, or 14.9%, driven by improved pricing and by a $7.8 million increase in delivery and installation gross profit. These increases in gross profit for the year ended December 31, 2023 were further complemented by a $4.7 million increase in new unit sales gross profit, offset by a $4.7 million decrease in rental unit sales gross profit. Cost of leasing and services increased by $41.2 million, or 8.3%, for the year ended December 31, 2023 versus the year ended December 31, 2022, driven by a $10.2 million, or 13.5%, increase in material costs, a $21.4 million, or 13.5%, increase in labor costs, a $4.6 million, or 2.2%, increase in subcontractor costs, and a $5.0 million, or 9.5%, increase in vehicle, equipment and other costs.
Cost of sales decreased by $2.3 million, or 5.6%, which is in line with decreased sales revenues of 3.1% for the year ended December 31, 2023. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective changes in sales volume.
The increase in gross profit was also partially driven by a $1.6 million decrease in depreciation of rental equipment as a result of lower capital investments made in refurbishments of rental equipment over the past twelve months
Adjusted EBITDA: Adjusted EBITDA increased $90.0 million, or 17.7%, to $598.4 million for the year ended December 31, 2023 from $508.3 million for the year ended December 31, 2022. The increase was driven by higher leasing gross profit discussed above. SG&A, excluding discrete costs, increased $14.5 million, or 4.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 driven primarily by a $2.4 million, or 5.7%, increase in service agreements and professional fees, a $5.2 million, or 9.8%, increase in real estate costs, a $4.2 million, or 32.7%, increase in travel costs, a $2.2 million, or 43.6%, increase in advertising costs, a $2.1 million, or 30.8%, increase in taxes and fees, a $7.1 million, or 81.9%, increase to the provision for credit losses, a $3.0 million, or 66.3%, increase in employee insurance costs, and a $5.9 million increase in salaries. These increases were partially offset by a $10.6 million decrease in variable compensation.
Capex for rental equipment: purchases of rental equipment decreased $94.1 million, or 33.7%, to $185.0 million for the year ended December 31, 2023 from $279.1 million for the year ended December 31, 2022 driven by reduction in fleet purchases and successful efforts to reduce our refurbishment costs through better unit selection and work scope during 2023.
Comparison of Years Ended December 31, 2022 and 2021
Revenue: Total revenue increased $221.6 million, or 19.8%, to $1,342.0 million for the year ended December 31, 2022 from $1,120.5 million for the year ended December 31, 2021. The increase was primarily driven by increased leasing revenue of $164.6 million, or 19.9%, compared to 2021, increased delivery and installation revenue of $58.9 million, or 27.6% compared to 2021 and partially offset by decreased sales revenue of $2.0 million, or 2.6%, compared to 2021. Average modular space monthly rental rates increased 17.8% for the year ended December 31, 2022 to $966 driven by continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio. Improved pricing was aided by higher volumes as average modular space units on rent increased by 2,638 units, or 3.3%, year over year driven by acquisitions.
Gross Profit: Gross profit increased $112.2 million, or 23.8%, to $583.8 million for the year ended December 31, 2022 from $471.7 million for the year ended December 31, 2021. The increase in gross profit was driven by higher leasing gross profit, which increased $110.9 million or 18.2%, driven by improved volume, pricing and VAPS. The increase in gross profit from leasing for the year ended December 31, 2022 was further complemented by a $28.2 million increase in delivery and installation gross profit primarily driven by increased pricing, a $3.2 million increase in rental unit sales gross profit, and a $0.6 million increase in new unit sales gross profit. In addition, cost of leasing and services increased by $84.5 million, or 20.6%, for the year ended December 31, 2022 versus the year ended December 31, 2021, driven by a $3.5 million, or 1.7%, increase in subcontractor costs, and a $19.6 million, or 14.1%, increase in labor costs, partially offset by a $9.9 million, or 11.6%, decrease in material cost and a $1.3 million, or 2.4%, decrease in vehicle, equipment and other costs.
Cost of sales decreased by $5.8 million, or 12.2%, which is in line with the decreased sales revenues of 2.6% for year ended December 31, 2022. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the change in sales volume and inflationary pressures impacting our business.
The increase in gross profit from leasing revenues was partially offset by a $30.6 million increase in depreciation of rental equipment primarily as a result of capital investments made over the past twelve months in our existing rental equipment for the year ended December 31, 2022.
Adjusted EBITDA: Adjusted EBITDA increased $103.8 million, or 25.6%, to $508.3 million for the year ended December 31, 2022 from $404.6 million for the year ended December 31, 2021. The increase was driven by higher leasing gross profits discussed above, partially offset by increases in SG&A, excluding discrete and other items of $48.8 million. SG&A increases were primarily related to increases in salaries and variable compensation of $12.1 million and $8.9 million, respectively, service agreement and professional fee increases of $13.9 million, real estate and occupancy costs increases of $7.0 million, and increased travel expenses of $6.1 million.
Capex for rental equipment: Capex for rental equipment increased $91.6 million, or 48.8%, to $279.1 million for the year ended December 31, 2022 from $187.5 million for the year ended December 31, 2021. The increase was mainly driven by increased spending on refurbishments and fleet and VAPS purchases.
Storage Segment
Comparison of Years Ended December 31, 2023 and 2022
Revenue: Total revenue increased $68.5 million, or 8.6%, to $869.1 million for the year ended December 31, 2023 from $800.6 million for the year ended December 31, 2022. The increase was primarily driven by increased leasing revenue of $66.9 million, or 10.6%, compared to 2022, partially offset by decreased delivery and installation revenue of $2.7 million, or 1.7%, compared to 2022. Average portable storage monthly rental rates increased 24.0% for the year ended December 31, 2023 to $238 as a result of our price management tools. Average portable storage units on rent decreased by 15,159 units, or 9.0%, year over year mainly driven by lower demand. Average modular space monthly rental rates increased 21.1% for the year ended December 31, 2023 to $826 driven by the continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio. Average modular space units on rent decreased by 3,339 units, or 15.0%.
Gross Profit: Gross profit increased $82.0 million, or 14.9%, to $633.6 million for the year ended December 31, 2023 from $551.6 million for the year ended December 31, 2022. The increase in gross profit was driven by an $83.5 million increase in leasing gross profit and an increase of $5.7 million in delivery and installation gross profit. The increase in gross profit from leasing and delivery and installation revenues was partially offset by a $10.6 million increase in depreciation of rental equipment primarily as a result of capital investments made over the past twelve months of additional rental equipment for the year ended December 31, 2023.
Cost of leasing and services decreased by $25.1 million, or 12.3%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, driven by a $7.0 million, or 27.7%, decrease in material costs, a $20.4 million, or 32.9%, decrease in subcontractor costs, partially offset by a $2.6 million, or 3.4%, increase in labor costs. Cost of sales increased by $1.0 million, or 11.0%, as sales revenues increased $4.3 million, or 29.0%, driving improved sales gross profit margins for the year ended December 31, 2023. The year over year changes in each of these cost components was consistent with historical trends and management's expectations given the respective changes in sales volume and inflationary pressures impacting our business.
These increases were partially offset by increased depreciation of $10.6 million, or 30.0%, as a result of capital investments made over the past twelve months in rental equipment including acquired fleet.
Adjusted EBITDA: Adjusted EBITDA increased $87.6 million, or 23.3%, to $463.1 million for the year ended December 31, 2023 from $375.5 million for the year ended December 31, 2022. The increase was driven by higher leasing gross profits discussed above, partially offset by an increase in SG&A costs, excluding discrete and other items of $15.3 million. The SG&A increase was driven by an increase of $5.8 million in real estate and occupancy costs, an increase of $3.9 million in salaries and wages, and an increase of $1.5 million in service agreements and professional fees.
Capex for rental equipment: Capex for rental equipment decreased $76.7 million, or 64.8%, to $41.6 million for the year ended December 31, 2023 from $118.3 million for the year ended December 31, 2022 driven by a reduction in container purchases during the year given lower utilization and demand.
Comparison of Years Ended December 31, 2022 and 2021
Revenue: Total revenue increased $248.1 million, or 44.9%, to $800.6 million for the year ended December 31, 2022 from $552.5 million for the year ended December 31, 2021. The increase was primarily driven by increased leasing revenue of $204.6 million, or 48.2%, compared to 2021, and increased delivery and installation revenue of $49.1 million, or 45.7%, compared to 2021. Average portable storage monthly rental rates increased 23.1% for the year ended December 31, 2022 to $192 as a result of our price management tools and processes, further supported by high utilization, and by an acceleration earlier into the third quarter of our seasonal retail business. Average portable storage units on rent increased by 40,586 units, or 31.6%, year over year driven by increases in organic activity of approximately 15%, or 19,500 units on rent, including an acceleration earlier into the third quarter of our seasonal retail business. The remaining increase was driven by approximately 15,000 units on rent added in recent acquisitions and approximately 6,000 units of the increase was due to the transfer of approximately 12,000 portable storage units on rent from the Modular segment, which occurred in the third quarter of 2021. Average modular space monthly rental rates increased 21.6% for the year ended December 31, 2022 to $682 driven by the continuation of our long-term price optimization initiative and VAPS penetration opportunities across our portfolio. Average modular space units on rent increased by 866 units, or 4.0%, year over year, of which approximately 1,100 was acquisition driven.
Gross Profit: Gross profit increased $178.6 million, or 47.9%, to $551.6 million for the year ended December 31, 2022 from $373.0 million for the year ended December 31, 2021. The increase in gross profit was driven by a $164.0 million increase in leasing gross profit driven by improved volume, pricing and VAPS. The increase in gross profit from leasing for the year ended December 31, 2022 was further complemented by an increase of $24.8 million in delivery and installation gross profit primarily driven by increased pricing, and a $0.1 million increase in new unit sales gross profit. The increase in gross profit from leasing for the year ended December 31, 2022 was partially offset by a $3.0 million decrease in rental unit sales gross profit. In addition, cost of leasing and services increased by $64.9 million, or 46.4%, for the year ended December 31, 2022 versus the year ended December 31, 2021, driven by a $21.9 million, or 54.7%, increase in subcontractor costs, a $9.7 million, or 61.4%, increase in material costs, a $19.8 million, or 35.8%, increase in labor costs, and a $12.3 million, or 41.3%, increase in vehicle, equipment and other costs.
Cost of sales decreased by $2.7 million, or 22.5%, which is in line with the decreased sales revenues of 27.3% for year ended December 31, 2022.
The increase in gross profit from leasing and delivery and installation revenues was partially offset by a $7.3 million increase in depreciation of rental equipment primarily as a result of capital investments made over the past twelve months of additional rental equipment for the year ended December 31, 2022.
Adjusted EBITDA: Adjusted EBITDA increased $130.5 million, or 53.3%, to $375.5 million for the year ended December 31, 2022 from $245.0 million for the year ended December 31, 2021. The increase was driven by higher leasing gross profits discussed above, partially offset by increases in SG&A, excluding discrete and other items of $55.4 million. SG&A increases were primarily related to increases in salaries and variable compensation of $20.1 million and $14.7 million, respectively, service agreement and professional fee increases of $9.9 million, real estate and occupancy costs increases of $1.9 million, and increased travel expenses of $2.6 million.
Capex for rental equipment: Capex for rental equipment increased $72.9 million, or 160.4%, to $118.3 million for the year ended December 31, 2022 from $45.4 million for the year ended December 31, 2021 driven by a significant increase in container purchases during the year given high utilization and strong demand, as well as due to expansion of our VAPS offering in Storage.

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

The following table provides unaudited reconciliations of Income from continuing operations to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income from continuing operations	$341,844	$276,341	$114,895
Income tax expense from continuing operations	126,575	88,863	36,528
Income from continuing operations before income tax	468,419	365,204	151,423
Loss on extinguishment of debt	—	—	5,999
Interest expense	205,040	146,278	116,358
Fair value loss on common stock warrant liabilities	—	—	26,597
Depreciation and amortization	338,654	319,099	280,567
Currency losses, net	6,754	886	427
Restructuring costs, lease impairment expense and other related charges	22	168	14,754
Transaction costs	2,259	25	1,375
Integration costs	10,366	15,484	28,410
Stock compensation expense	34,486	29,613	18,728
Other	(4,535)	7,117	4,966
Adjusted EBITDA from continuing operations	1,061,465	883,874	649,604
Adjusted EBITDA from discontinued operations	4,124	85,750	90,789
Adjusted EBITDA from continuing and discontinued operations	$1,065,589	$969,624	$740,393

The following table provides unaudited reconciliations of Income from discontinued operations to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income from discontinued operations	$134,243	$63,199	$45,249
Gain on sale of discontinued operations	175,708	35,456	—
Income tax expense from discontinued operations	45,468	35,725	13,018
Income from discontinued operations before income tax and gain on sale	4,003	63,468	58,267
Interest expense	56	1,301	1,629
Depreciation and amortization	—	24,408	35,000
Currency losses, net	—	138	121
Restructuring costs, lease impairment expense and other related charges	—	—	2
Integration costs	—	—	14
Stock compensation expense	(196)	215	261
Other	261	(3,780)	(4,505)
Adjusted EBITDA from discontinued operations	$4,124	$85,750	$90,789

Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Management believes that the presentation of Adjusted EBITDA Margin provides useful information to investors regarding the performance of our business.
The following table provides unaudited reconciliations of Adjusted EBITDA Margin:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Adjusted EBITDA from continuing operations (A)	$1,061,465	$883,874	$649,604
Revenue (B)	$2,364,767	$2,142,623	$1,672,980
Adjusted EBITDA Margin from Continuing Operations (A/B)	44.9%	41.3%	38.8%
Income from continuing operations (C)	$341,844	$276,341	$114,895
Income from Continuing Operations Margin (C/B)	14.5%	12.9%	6.9%
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
The following table provides an unaudited reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue (A)	$2,364,767	$2,142,623	$1,672,980

Gross profit (B)	$1,333,870	$1,135,482	$844,703
Depreciation of rental equipment	265,733	256,719	218,790
Adjusted Gross Profit (C)	$1,599,603	$1,392,201	$1,063,493

Gross Profit Percentage (B/A)	56.4%	53.0%	50.5%
Adjusted Gross Profit Percentage (C/A)	67.6%	65.0%	63.6%
Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively, "Total Capital Expenditures"), less proceeds from the sale of rental equipment and proceeds from the sale of property, plant and equipment (collectively, "Total Proceeds"), which are all included in cash flows from investing activities. Management believes that the presentation of Net CAPEX provides useful information regarding the net capital invested in our rental fleet and property, plant and equipment each year to assist in analyzing the performance of our business. As presented below, Net CAPEX includes amounts for the former Tank and Pump segment through September 30, 2022 and the UK Storage Solutions segment through January 31, 2023.
The following table provides unaudited reconciliations of Net CAPEX:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Total Capital Expenditures	$249,213	$486,802	$308,996
Total Proceeds	64,562	72,478	72,121
Net CAPEX	$184,651	$414,324	$236,875

Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities, less purchases of, and proceeds from, rental equipment and property, plant and equipment, which are all included in cash flows from investing activities. Management believes that the presentation of Free Cash Flow provides useful additional information concerning cash flow available to fund our capital allocation alternatives. As presented below, Free Cash Flow includes amounts for the former Tank and Pump segment through September 30, 2022 and the UK Storage Solutions segment through January 31, 2023.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$761,240	$744,658	$539,902
Purchase of rental equipment and refurbishments	(226,976)	(443,138)	(278,498)
Proceeds from sale of rental equipment	51,290	70,703	55,210
Purchase of property, plant and equipment	(22,237)	(43,664)	(30,498)
Proceeds from the sale of property, plant and equipment	13,272	1,775	16,911
Free Cash Flow	$576,589	$330,334	$303,027

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
Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool of which our rental equipment represents the largest component. At December 31, 2023, we had $1.2 billion of available borrowing capacity under the ABL Facility.

Cash Flows
Significant factors driving our liquidity include cash flows generated from operating activities and capital expenditures. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The consolidated statements of cash flows include amounts for the former Tank and Pump segment through September 30, 2022 and the UK Storage Solutions segment through January 31, 2023. See Note 3 to the financial statements for disclosure of significant operating and investing items related to the former Tank and Pump segment and the UK Storage Solutions segment. The following summarizes our change in cash and cash equivalents for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash from operating activities	$761,240	$744,658	$539,902
Net cash from investing activities	(350,003)	(309,333)	(384,047)
Net cash from financing activities	(418,935)	(429,368)	(167,887)
Effect of exchange rate changes on cash and cash equivalents	882	(882)	(206)
Net change in cash and cash equivalents	$(6,816)	$5,075	$(12,238)
Comparison of the Years Ended December 31, 2023 and 2022 and December 31, 2022 and 2021
Cash Flows from operating activities
Cash provided by operating activities for the year ended December 31, 2023 was $761.2 million as compared to $744.7 million for the year ended December 31, 2022, an increase of $16.6 million, or 2%. The increase in cash provided by operating activities was driven by an increase of $54.5 million of net income, adjusted for non-cash items, and a decrease of $37.9 million in the net movements of the operating assets and liabilities.
Cash provided by operating activities for the year ended December 31, 2022 was $744.7 million as compared to $539.9 million for the year ended December 31, 2021, an increase of $204.8 million, or 38%. The increase in cash provided by operating activities was driven by an increase of $198.6 million of net income, adjusted for non-cash items, and an increase of $6.2 million in the net movements of the operating assets and liabilities.
Cash flows from investing activities
Cash used in investing activities for the year ended December 31, 2023 was $350.0 million as compared to $309.3 million for the year ended December 31, 2022, an increase of $40.7 million. The increase in cash used in investing activities was driven by a $341.0 million increase in cash used in acquisitions, net of cash acquired, a $19.4 million decrease in proceeds from the sale of rental equipment, and a $7.7 million increase in payments for the settlement of foreign currency forward contract. The increase was partially offset by a $216.2 million decrease in cash used for the purchase of rental equipment and refurbishments, a $78.4 million increase in proceeds from the sale of discontinued operations, a $21.4 million decrease in cash used for the purchase of property, plant, and equipment, and an $11.5 million increase in proceeds from sale of property, plant and equipment.
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
Cash flows from financing activities
Cash used in financing activities for the year ended December 31, 2023 was $418.9 million as compared to $429.4 million for the year ended December 31, 2022, a decrease of $10.4 million. The decrease in cash used in financing activities was driven by a $60.5 million increase in net borrowings, a $25.6 million decrease in principal payments on finance lease obligations, and a $1.7 million decrease in payments of financing costs. The decrease was partially offset by an increase of $66.4 million in repurchases of common stock and a $10.7 million decrease in receipts from the issuance of common stock.
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

Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes, 2031 Secured Notes and finance leases, including interest, totaling $3.6 billion as of December 31, 2023, $18.8 million of which is obligated to be repaid within the next twelve months. Refer to Note 10 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of December 31, 2023, the Company had lease obligations of $288.7 million, with $69.4 million payable within the next twelve months.
In addition to the cash requirements described above, the Company has a Share Repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock and equivalents. This program does not obligate the Company to repurchase any specific amount of shares.
The Company believes its cash, cash flows generated from ongoing operations, and continued access to its revolving credit facility as well as access to debt markets are sufficient to satisfy its currently anticipated cash requirements over the next twelve months and thereafter for the foreseeable future.

Critical Accounting Estimates
The Company's discussion and analysis of its financial condition, results of operations, liquidity and capital resources is based on its consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that management make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities. The Company's management bases these estimates on historical experience and on various other assumptions that they consider reasonable under the circumstances and reevaluate their estimates and judgments as appropriate. The actual results experienced by the Company may differ materially and adversely from its estimates. The Company believes that the following critical accounting estimates involve a higher degree of judgment or complexity in the preparation of financial statements:
Revenue Recognition
Leasing Revenue
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
Consideration is allocated to each of these performance obligations within the contract based upon their estimated relative standalone selling prices using an adjusted market approach.
Purchase Accounting
The Company accounts for acquisitions of businesses under the acquisition method. Under the acquisition method of accounting, the Company records assets acquired and liabilities assumed, including intangible assets, at their respective estimated fair values on the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets and is assigned to the Company's reporting units that are expected to benefit from the acquisition.
Judgment is exercised in the determination of the estimated fair value of intangible assets acquired and their estimated useful lives. The estimated fair value and useful lives of customer relationships is determined based on estimates and judgments regarding discounted future after-tax earnings and cash flows expected from customer relationships. The fair value of trade name intangible assets is determined utilizing the relief from royalty method. A royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value.
Actual results may vary from these estimates which may result in adjustments to the fair value of assets acquired and liabilities assumed, including intangibles. The Company may record adjustments to the fair values and corresponding adjustment to goodwill during the measurement period, not to exceed one year from the date of acquisition if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report provides further discussion regarding business combinations and any fair value adjustments to amounts previously reported.
Evaluation of Goodwill Impairment
The Company performs its assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses company-specific, industry, market and general economic factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elects not to use the qualitative impairment test, a quantitative impairment test is performed. The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The Company estimates the fair value of a reporting unit by using a discounted cash flow model that calculates fair value as the present value of expected cash flows of the reporting units.
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
If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for the excess of carrying value over fair value, not to exceed the amount of goodwill allocated to that reporting unit.
The Company's 2023 impairment test indicated that the estimated fair values of the Company's reporting units were in excess of their carrying values. The Company believes that only significant changes in the cash flow assumptions would result in an impairment of goodwill.
Indefinite-lived Intangible Assets
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
The Company's 2023 impairment test indicated that the estimated fair values of the Company's indefinite lived intangible assets were in excess of their carrying values.
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers and value-added products and services (“VAPS”) which are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and conversions of rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are either capitalized and depreciated over the lease term taking into consideration the residual value of the asset or charged to the customer at the beginning of the lease and expensed as incurred. Maintenance and repair costs are expensed as incurred.
Depreciation is computed using the straight-line method over estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space units	10 - 30 years	20 - 55%
Portable storage units	7 - 30 years	20 - 55%
VAPS and other related rental equipment	1 - 10 years	0%

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
The Company monitors ongoing credit exposure through an active review of customer balances against contract terms and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowance for credit losses reflects the estimate of the amount of receivables that the Company will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. Judgment and uncertainties are present in determining the allowance for credit losses due to the sensitivity of changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowances.
Changes in estimates are reflected in the period they become known. If circumstances were to change that required a change in estimates, such as a change in financial condition of customers or unanticipated changes in the economy, additional allowances may be required. There were no changes in the Company's estimates or underlying assumptions relating to the determination of the allowance for credit losses for the year ended December 31, 2023 that would have materially impacted the allowance for credit losses. Refer to Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report for a summary of activity in the allowance for credit losses.
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
None of the critical accounting estimates or assumptions noted above have changed materially since the prior year.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks from changes in foreign currency exchange rates and interest rates. Changes in these factors cause fluctuations in our earnings and cash flows. We evaluate and manage exposure to these market risks as follows:
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $2.0 billion in outstanding principal under the ABL Facility at December 31, 2023. To manage interest rate risk, we maintain interest rate swap agreements that effectively convert $750.0 million in aggregate notional amount of variable-rate debt under our ABL Facility into fixed rate debt. The swap agreements provide for us to pay a weighted average effective fixed interest rate of 3.44% per annum and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased annual interest expense by approximately $12.1 million based on outstanding borrowings at December 31, 2023.
In January 2024, we entered into two interest rate swap agreements with financial counterparties relating to $500.0 million in aggregate notional amount of variable-rate debt under our ABL Facility. Under the terms of the agreements, we receive a floating rate equal to one-month term SOFR and will make payments based on a weighted average fixed interest rate of 3.70% on the notional amount. The swap agreements were designated and qualified as hedges of our exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027.
Foreign Currency Risk
In 2023, we generated approximately 94% of our consolidated net revenues in the US, and the reporting currency for our consolidated financial statements is the US dollar. However, we are exposed to currency risk through our operations in Canada and Mexico. For the operations outside the US, we bill customers primarily in their local currency, which is subject to foreign currency rate changes. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
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

Item 8.    Financial Statements and Supplementary
Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Mobile Mini Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WillScot Mobile Mini Holdings Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company maintains an allowance for credit losses on trade receivables. At December 31, 2023 the allowance for credit losses was $81.7 million, or 15.3% of gross trade receivables. The allowance for credit losses is estimated based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability.
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
To test the allowance for credit losses, we performed audit procedures that included, among others, testing management's process for developing the allowance for credit losses, testing the completeness, accuracy, and relevance of the data used; and evaluating significant assumptions used by management, including assessing the Company’s expectation that the collection of receivables will be consistent with historical write-off experience. For example, we compared the days sales outstanding, customer concentration, and days past due as of December 31, 2023, to the Company’s historical experience to evaluate the relevancy of the historical data utilized to estimate the allowance for credit losses. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the allowance that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017
Baltimore, Maryland
February 20, 2024

WillScot Mobile Mini Holdings Corp.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$10,958	$7,390
Trade receivables, net of allowance for credit losses at December 31, 2023 and December 31, 2022 of $81,656 and $57,048, respectively	451,130	409,766
Inventories	47,406	41,030
Prepaid expenses and other current assets	57,492	31,635
Assets held for sale – current	2,110	31,220
Total current assets	569,096	521,041
Rental equipment, net	3,381,315	3,077,287
Property, plant and equipment, net	340,887	304,659
Operating lease assets	245,647	219,405
Goodwill	1,176,635	1,011,429
Intangible assets, net	419,709	419,125
Other non-current assets	4,626	6,683
Assets held for sale – non-current	—	268,022
Total long-term assets	5,568,819	5,306,610
Total assets	$6,137,915	$5,827,651
Liabilities and equity
Accounts payable	$86,123	$109,349
Accrued expenses	129,621	109,542
Accrued employee benefits	45,564	56,340
Deferred revenue and customer deposits	224,518	203,793
Operating lease liabilities - current	57,408	50,499
Current portion of long-term debt	18,786	13,324
Liabilities held for sale – current	—	19,095
Total current liabilities	562,020	561,942
Long-term debt	3,538,516	3,063,042
Deferred tax liabilities	554,268	401,453
Operating lease liabilities – non-current	187,837	169,618
Other non-current liabilities	34,024	18,537
Liabilities held for sale – non-current	—	47,759
Long-term liabilities	4,314,645	3,700,409
Total liabilities	4,876,665	4,262,351
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at December 31, 2023 and 2022	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 189,967,135 and 207,951,682 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	20	21
Additional paid-in-capital	2,089,091	2,886,951
Accumulated other comprehensive loss	(52,768)	(70,122)
Accumulated deficit	(775,093)	(1,251,550)
Total shareholders' equity	1,261,250	1,565,300
Total liabilities and shareholders' equity	$6,137,915	$5,827,651
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Leasing and services revenue:
Leasing	$1,833,935	$1,621,690	$1,252,490
Delivery and installation	437,179	429,152	321,129
Sales revenue:
New units	48,129	40,338	46,993
Rental units	45,524	51,443	52,368
Total revenues	2,364,767	2,142,623	1,672,980
Costs:
Costs of leasing and services:
Leasing	398,467	376,868	282,576
Delivery and installation	317,117	322,636	267,533
Costs of sales:
New units	26,439	24,011	31,348
Rental units	23,141	26,907	28,030
Depreciation of rental equipment	265,733	256,719	218,790
Gross profit	1,333,870	1,135,482	844,703
Expenses:
Selling, general and administrative	596,090	567,407	480,407
Other depreciation and amortization	72,921	62,380	61,777
Currency losses, net	6,754	886	427
Other (income) expense, net	(15,354)	(6,673)	1,715
Operating income	673,459	511,482	300,377
Interest expense	205,040	146,278	116,358
Fair value loss on common stock warrant liabilities	—	—	26,597
Loss on extinguishment of debt	—	—	5,999
Income from continuing operations before income tax	468,419	365,204	151,423
Income tax expense from continuing operations	126,575	88,863	36,528
Income from continuing operations	341,844	276,341	114,895

Discontinued operations:
Income from discontinued operations before income tax	4,003	63,468	58,267
Gain on sale of discontinued operations	176,078	35,456	—
Income tax expense from discontinued operations	45,468	35,725	13,018
Income from discontinued operations	134,613	63,199	45,249

Net income	$476,457	$339,540	$160,144

Earnings per share from continuing operations attributable to WillScot Mobile Mini common shareholders:
Basic	$1.72	$1.27	$0.51
Diluted	$1.69	$1.25	$0.49
Earnings per share from discontinued operations attributable to WillScot Mobile Mini common shareholders:
Basic	$0.68	$0.30	$0.20
Diluted	$0.67	$0.28	$0.20
Earnings per share attributable to WillScot Mobile Mini common shareholders:
Basic	$2.40	$1.57	$0.71
Diluted	$2.36	$1.53	$0.69
Weighted average shares:
Basic	198,554,885	216,808,577	226,518,931
Diluted	201,849,836	221,399,162	232,793,902
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$476,457	$339,540	$160,144
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax benefit of $—, $— and $60 for the years ended December 31, 2023, 2022 and 2021, respectively	14,091	(44,548)	(880)
Net gain on derivatives, net of income tax expense of $1,088, $1,171 and $2,661 for the years ended December 31, 2023, 2022 and 2021, respectively	3,263	3,497	9,016
Total other comprehensive income (loss)	17,354	(41,051)	8,136
Total comprehensive income	$493,811	$298,489	$168,280
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Changes in Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2020	229,038	$23	$3,852,291	$(37,207)	$(1,751,234)	$2,063,873
Net income	—	—	—	—	160,144	160,144
Other comprehensive income	—	—	—	8,136	—	8,136
Stock-based compensation and issuance of Common Stock from vesting	485	—	26,184	—	—	26,184
Repurchase and cancellation of options and warrants	(11,851)	(1)	(340,375)	—	—	(340,376)
Issuance of Common Stock from the exercise of options and warrants	6,268	—	85,979	—	—	85,979
Withholding taxes on net share settlement of stock-based compensation and option exercises	—	—	(7,177)	—	—	(7,177)
Balance at December 31, 2021	223,940	22	3,616,902	(29,071)	(1,591,090)	1,996,763
Net income	—	—	—	—	339,540	339,540
Other comprehensive loss	—	—	—	(41,051)	—	(41,051)
Stock-based compensation and issuance of Common Stock from vesting	594	—	29,613	—	—	29,613
Repurchase and cancellation of Common Stock and warrants	(19,836)	(2)	(756,906)	—	—	(756,908)
Issuance of Common Stock from the exercise of options and warrants	3,254	1	11,230	—	—	11,231
Withholding taxes on net share settlement of stock-based compensation and option exercises	—	—	(13,888)	—	—	(13,888)
Balance at December 31, 2022	207,952	21	2,886,951	(70,122)	(1,251,550)	1,565,300
Net income	—	—	—	—	476,457	476,457
Other comprehensive income	—	—	—	17,354	—	17,354
Stock-based compensation and issuance of Common Stock from vesting	514	—	34,486	—	—	34,486
Repurchase and cancellation of Common Stock	(18,534)	(1)	(818,673)	—	—	(818,674)
Issuance of Common Stock from the exercise of options	35	—	498	—	—	498
Withholding taxes on net share settlement of stock-based compensation and option exercises	—	—	(14,171)	—	—	(14,171)
Balance at December 31, 2023	189,967	$20	$2,089,091	$(52,768)	$(775,093)	$1,261,250
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$476,457	$339,540	$160,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338,654	343,507	318,202
Provision for credit losses	49,650	34,835	38,191
Gain on sale of discontinued operations	(176,078)	(35,456)	—
Gain on sale of rental equipment and other property, plant and equipment	(32,724)	(31,196)	(26,175)
Amortization of debt discounts and debt issuance costs	11,211	12,064	14,033
Fair value loss on common stock warrant liabilities	—	—	26,597
Loss on extinguishment of debt	—	—	5,999
Stock-based compensation expense	34,486	29,613	26,184
Deferred income tax expense	141,641	100,849	36,563
Loss on settlement of foreign currency forward contract	7,715	—	—
Unrealized currency (gains) losses, net	(1,374)	753	295
Other	3,413	4,081	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade receivables	(76,357)	(94,463)	(105,053)
Inventories	(3,276)	(12,345)	(9,083)
Prepaid expenses and other assets	(18,310)	149	3,324
Operating lease assets and liabilities	1,045	856	473
Accounts payable and other accrued expenses	(14,836)	9,443	27,525
Deferred revenue and customer deposits	19,923	42,428	22,683
Net cash provided by operating activities	761,240	744,658	539,902
Investing activities:
Proceeds from sale of discontinued operations	403,992	325,611	—
Acquisitions, net of cash acquired	(561,629)	(220,620)	(147,172)
Proceeds from sale of rental equipment	51,290	70,703	55,210
Purchase of rental equipment and refurbishments	(226,976)	(443,138)	(278,498)
Payment for settlement of foreign currency forward contract	(7,715)	—	—
Proceeds from the sale of property, plant and equipment	13,272	1,775	16,911
Purchase of property, plant and equipment	(22,237)	(43,664)	(30,498)
Net cash used in investing activities	(350,003)	(309,333)	(384,047)
Financing activities:
Repurchase and cancellation of Common Stock and warrants	(818,182)	(751,795)	(363,586)
Receipts from issuance of Common Stock from the exercise of options	498	11,230	7,484
Taxes paid on employee stock awards	(14,171)	(13,888)	(7,177)
Receipts from borrowings	1,911,230	964,308	728,677
Repayment of borrowings	(1,475,219)	(588,808)	(512,181)
Payment of financing costs	(6,457)	(8,187)	—

Principal payments on finance lease obligations	(16,634)	(42,228)	(17,399)
Payment of debt extinguishment premium costs	—	—	(3,705)
Net cash used in financing activities	(418,935)	(429,368)	(167,887)
Effect of exchange rate changes on cash and cash equivalents	882	(882)	(206)
Net change in cash and cash equivalents	(6,816)	5,075	(12,238)
Cash and cash equivalents at the beginning of the period	17,774	12,699	24,937
Cash and cash equivalents at the end of the period	$10,958	$17,774	$12,699

Supplemental cash flow information:
Interest paid, net	$184,863	$130,463	$103,795
Income taxes paid, net	$32,949	$25,092	$9,855
Capital expenditures accrued or payable	$19,557	$21,052	$27,667

Reconciliation of cash and cash equivalents to the consolidated balance sheet:
Cash and cash equivalents of continuing operations	$10,958	$7,390	$6,393
Cash and cash equivalents included in assets held for sale	—	10,384	6,306
Total cash and cash equivalents shown in the consolidated statement of cash flows	$10,958	$17,774	$12,699
See the accompanying notes which are an integral part of these consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Notes to the Consolidated Financial Statements
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Mobile Mini Holdings Corp. (“WillScot Mobile Mini” and, together with its subsidiaries, the “Company”) is a leading business services provider specializing in innovative and flexible turnkey temporary space solutions in the United States (“US”), Canada and Mexico. The Company leases, sells, delivers and installs modular space solutions and portable storage products through an integrated network of branch locations that spans North America.
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
On September 30, 2022, the Company completed the sale of its former Tank and Pump Solutions ("Tank and Pump") segment. On January 31, 2023, the Company completed the sale of its former United Kingdom Storage Solutions ("UK Storage Solutions") segment. The consolidated financial statements present the historical financial results of the former Tank and Pump segment and the UK Storage Solutions segment as income from discontinued operations for all periods presented and the carrying values of the UK Storage Solutions segment assets and liabilities within assets and liabilities held for sale for reporting periods prior to the segments' disposals. See Note 3 for further discussion.
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

Activity in the allowance for credit losses for the years ended December 31 was as follows:

(in thousands)	2023	2022	2021
Balance at beginning of period	$57,048	$45,773	$28,105
Provision for credit losses, net of recoveries(a)	49,650	34,881	37,469
Write-offs	(25,182)	(23,705)	(19,777)
Foreign currency translation and other	140	99	(24)
Balance at end of period	$81,656	$57,048	$45,773
(a) For the years ended December 31, 2023, 2022 and 2021, the provision for credit losses included $25.2 million, $23.7 million and $19.8 million, respectively, recorded as a reduction to revenue for the provision of specific receivables whose collection was not considered probable.
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
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers and value-added products and services (“VAPS”) which are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and conversions of rental equipment are capitalized when such costs extend the useful life of the equipment or increase the rental value of the unit. Costs incurred for equipment to meet a particular customer specification are either capitalized and depreciated over the lease term taking into consideration the residual value of the asset or charged to the customer at the beginning of the lease and expensed as incurred. Maintenance and repair costs are expensed as incurred.
Depreciation is computed using the straight-line method over estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space units	10 - 30 years	20 - 55%
Portable storage units	7 - 30 years	20 - 55%
VAPS and other related rental equipment	1 - 10 years	0%
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
Land is not depreciated. Leasehold improvements are amortized over the lease term. Assets leased under finance leases are depreciated over the shorter of the lease term or their useful life, unless it is reasonably certain that the Company will obtain ownership by the end of the lease term. Maintenance and repair costs are expensed as incurred.
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
Consistent with the provisions of Leases (Topic 842) ("ASC 842"), the Company assesses whether any operating lease asset impairment exists in accordance with the measurement guidance in Accounting Standard Codification ("ASC") 360, Property Plant and Equipment.
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
Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of our acquisitions. Rental equipment is valued utilizing a market approach or a replacement cost approach. Intangible assets are recognized at their estimated fair values as of the date of acquisition and generally consist of customer relationships and trade names. Determination of the estimated fair value of intangible assets requires judgment. The estimated fair value of customer relationships is determined based on estimates and judgments regarding discounted future after-tax earnings and cash flows arising from lease renewals and new lease arrangements expected from customer relationships. The fair value of trade name intangible assets is determined utilizing the relief from royalty method. Under this form of the income approach, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value.
Acquisitions of assets and liabilities that do not meet the definition of a business are accounted for as asset acquisitions. An asset acquisition is accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any consideration in excess of net assets acquired is allocated to qualifying acquired assets on a relative fair value basis. The Company measures the fair value of assets acquired utilizing observable market transaction data for comparable assets or recent purchase prices. Transaction costs are considered a component of the cost of an asset acquisition.
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
If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for the excess of carrying value over fair value, not to exceed the amount of goodwill allocated to that reporting unit.

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
Retirement Benefit Obligation
The Company provides benefits to certain of its employees under defined contribution benefit plans. The Company’s contributions to these plans are generally based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis. For its US and Canada employees, the Company sponsors defined contribution benefit plans that have discretionary matching contribution and profit-sharing features. For the years ended December 31, 2023, 2022 and 2021, the Company made matching contributions of $14.1 million, $13.8 million and $10.9 million to these plans, respectively.
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
RSAs cliff vest in a one year period. Time-Based RSUs vest ratably over a period of four years. Certain Performance-Based RSUs cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in an Index at the grant date over the performance period of three years. For certain 2023, 2022, and 2021 grants, the TSR of the Company's Common Stock is compared to the TSR of the constituents in the S&P 400 index. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 200% (for performance at or above the 85% percentile). For grants in 2020 and prior, the TSR of the Company's Common Stock is compared to the TSR of constituents in the Russell 3000 index. The target number of RSUs may be adjusted from 0% to 150% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 150% (for performance at or above the 75% percentile). Vesting is also subject to continued service requirements through the vesting date.
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
The Company records derivatives on the balance sheet at fair value within prepaid expenses and other current assets and other non-current assets (if in an unrealized gain position) or within accrued liabilities and other non-current liabilities (if in an unrealized loss position). If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the changes in the fair value of derivatives are recorded in accumulated other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to the cash flow hedges are reclassified to earnings when the hedged item impacts earnings. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. The Company assesses, both at the inception of the hedge and on an ongoing quarterly basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. In the consolidated statements of cash flows, cash inflows and outflows related to derivative instruments are presented based on the underlying nature of the hedged items.
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
Rental equipment is leased primarily under operating leases. Rental contracts with customers within our Modular segment, as defined in Note 18, are generally based on a 28‑day or monthly rate and billing cycle. Operating lease minimum contractual terms generally range from 1 month to 60 months and our leases are customarily renewable on a month-to-month basis after their initial term. Operating lease minimum contractual terms averaged approximately 10 months across this segment's rental fleet for the year ended December 31, 2023. Rental contracts with customers within the Storage segment, as defined in Note 18, are generally based on a 28-day rate and billing cycle. The rental continues until cancelled by the Company or the customer. The Company records changes in estimated collectability directly against leasing revenue.
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
Consideration is allocated to each of these performance obligations within the contract based upon their estimated relative standalone selling prices using an adjusted market approach. Revenue from these activities is recognized as the services are performed.
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
The Company's payment terms vary by the type and location of its customer and the product or services offered. The time between invoicing and when payment is due is not significant. While the Company may bill certain customers in advance, its contracts do not contain a significant financing component based on the short length of time between upfront billings and the performance of contracted services. For certain products, services, or customer types, the Company requires payment before the products or services are delivered to the customer. At December 31, 2023, current deferred revenue and customer deposits included deferred revenue of $222.5 million and customer deposits of $2.0 million, respectively. At December 31, 2022, current deferred revenue and customer deposits included deferred revenue of $195.8 million and customer deposits of $8.0 million, respectively.
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
Advertising and Promotion
Advertising and promotion costs, which are expensed as incurred, were $10.5 million, $8.5 million and $7.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Shipping Costs
The Company includes third-party costs to deliver rental equipment to customers in costs of leasing and services and cost of sales.
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
Warrants
The Company accounted for warrants in accordance with applicable accounting guidance provided in ASC 815-40, Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. In periods subsequent to issuance, warrants classified as liabilities were subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations. Effective November 29, 2022, no warrants were outstanding.

Recently Issued and Adopted Accounting Standards
Recently Issued Accounting Standards
ASU 2023-07. Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands the breadth and frequency of segment disclosures, requiring disclosure of (i) significant segment expenses, (ii) other segment items, (iii) the chief operating decision maker's title and position, (iv) how the chief operating decision maker uses the reported measures of a segment's profit or loss and (v) interim disclosure of all segment profit, loss and asset disclosures currently required annually. ASU 2023-07 clarifies that a public entity may report one or more measures of segment profit or loss and requires that single reportable segment entities provide all required segment disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
ASU 2023-09. Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. Public business entities (PBEs) are required to provide this incremental detail in a numerical, tabular format, while all other entities will do so through enhanced qualitative disclosures. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.
Recently Adopted Accounting Standards
ASU 2021-08. Business Combinations (Topic 815): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with FASB Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). The Company adopted ASU 2021-08 on January 1, 2023 on a prospective basis. The adoption of ASU 2021-08 did not have a material impact on the Company's financial statements or related disclosures.

NOTE 2 - Business Combinations and Acquisitions
Business Combinations
During the year ended December 31, 2023, the Company acquired a national provider of cold storage solutions, which consisted primarily of approximately 2,200 climate-controlled containers and refrigerated storage trailers; a regional modular space manufacturing and leasing business, which consisted primarily of approximately 1,300 modular leasing units; and a national provider of premium large clearspan structures.

The aggregate purchase price paid for these acquisitions and the opening balance sheet were as follows:

(in thousands)
Purchase Price:
Cash used in acquisitions, net of cash acquired of $3,245	$411,593
Allocated as follows:
Trade receivables	8,452	(a)
Inventories	2,017
Deferred tax assets	931
Rental equipment	214,936	(b)
Property, plant, and equipment	3,376
Operating lease assets	5,028
Intangibles - customer relationships	26,408	(b)
Other assets	3,669
Accounts payable	(276)
Deferred revenue	(11,635)
Operating lease liabilities	(3,633)
Other liabilities	(2,182)
Total identifiable net assets	247,091
Goodwill	164,502
Total net assets acquired	$411,593
(a)As of the acquisition date, the fair value of accounts receivable was $8.5 million, and the gross contractual amount was $11.5 million. The Company analyzed information available at the time of acquisition in estimating uncollectible receivables and the fair value of acquired receivables.
(b)The initial fair value assumptions used included preliminary estimates of the replacement cost of rental equipment, discount rates, royalty rates, and customer attrition rates which have been updated in preparing these valuations and the underlying assets have been adjusted from those previously recorded accordingly. Rental equipment and intangible assets were increased by approximately $12.9 million and $26.4 million from amounts previously reported, respectively.
Goodwill recognized is attributable to expected operating synergies, assembled workforces, and the going concern value of the acquired businesses. Goodwill recorded for these acquisitions is deductible for tax purposes. Revenue and earnings from business combinations are not available, as the businesses are integrated into the Company's centralized financial and operational processes following acquisition.
Asset Acquisitions
During 2023, the Company acquired certain assets and liabilities of five smaller entities, which consisted primarily of approximately 1,800 storage units and 700 modular units for $150.0 million in cash. As of the acquisition dates, the fair value of rental equipment acquired was $147.6 million.
Integration Costs
The Company records integration costs related to business combinations, asset acquisitions and the Merger within selling, general and administrative ("SG&A") expense. The Company incurred $10.4 million, $15.5 million and $28.4 million in integration costs for business combinations, asset acquisitions and the Merger for the years ended December 31, 2023, 2022 and 2021, respectively.

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
UK Storage Solutions Divestiture
On January 31, 2023, the Company sold its former UK Storage Solutions segment for $418.1 million. Exiting the UK Storage Solutions segment represented the Company’s strategic shift to concentrate its operations on its core modular and storage businesses in North America. Results for the former UK Storage Solutions segment are reported in income from discontinued operations within the consolidated statements of operations for all periods presented. The carrying value of the UK Storage Solutions segment's assets and liabilities are presented within assets and liabilities held for sale on the consolidated balance sheet as of December 31, 2022.

The following tables present the results of the former Tank and Pump segment and the former UK Storage Solutions segment as reported in income from discontinued operations within the consolidated statements of operations, and the carrying value of the former UK Storage Solutions segment's assets and liabilities as presented within assets and liabilities held for sale on the consolidated balance sheet as of December 31, 2022. The 2022 results for the former Tank and Pump segment represent results for the nine months ended September 30, 2022 as the Company sold the former Tank and Pump segment on September 30, 2022. The 2023 results for the former UK Storage Solutions segment represent results for one month as the Company sold the former UK Storage Solutions segment on January 31, 2023.

Year Ended December 31, 2023
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
In January 2023, a $0.4 million adjustment was made to the gain on sale of the former Tank and Pump segment due to the final contractual working capital adjustment. Including this adjustment, the total gain on sale of discontinued operations was $176.1 million for the year ended December 31, 2023.

	Year Ended December 31, 2022
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$65,572	$79,772	$145,344
Delivery and installation	27,665	22,876	50,541
Sales revenue:
New units	2,202	1,106	3,308
Rental units	917	1,455	2,372
Total revenues	96,356	105,209	201,565
Costs:
Costs of leasing and services:
Leasing	13,828	16,737	30,565
Delivery and installation	23,285	14,867	38,152
Costs of sales:
New units	1,636	738	2,374
Rental units	310	1,012	1,322
Depreciation of rental equipment	8,145	4,254	12,399
Gross profit	49,152	67,601	116,753
Expenses:
Selling, general and administrative	18,045	21,795	39,840
Other depreciation and amortization	6,103	5,906	12,009
Currency losses, net	—	138	138
Other expense, net	4	(7)	(3)
Operating income	25,000	39,769	64,769
Interest expense	512	789	1,301
Income from discontinued operations before income tax	24,488	38,980	63,468
Income tax expense from discontinued operations	843	34,882	35,725
Gain on sale of discontinued operations	35,456	—	$35,456
Income from discontinued operations	$59,101	$4,098	$63,199
Other selected data:
Adjusted EBITDA from discontinued operations	$37,016	$48,734	$85,750

	Year Ended December 31, 2021
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$77,527	$82,106	$159,633
Delivery and installation	29,530	24,023	53,553
Sales revenue:
New units	2,355	3,534	5,889
Rental units	1,479	1,363	2,842
Total revenues	110,891	111,026	221,917
Costs:
Costs of leasing and services:
Leasing	17,045	17,440	34,485
Delivery and installation	25,057	14,271	39,328
Costs of sales:
New units	1,672	2,357	4,029
Rental units	536	1,287	1,823
Depreciation of rental equipment	14,319	4,428	18,747
Gross profit	52,262	71,243	123,505
Expenses:
Selling, general and administrative	22,194	24,974	47,168
Other depreciation and amortization	9,366	6,887	16,253
Restructuring costs	2	—	2
Currency gains, net	—	121	121
Other expense, net	11	54	65
Operating income	20,689	39,207	59,896
Interest expense	779	850	1,629
Income from discontinued operations before income tax	19,910	38,357	58,267
Income tax expense from discontinued operations	5,277	7,741	13,018
Income from discontinued operations	$14,633	$30,616	$45,249
Other selected data:
Adjusted EBITDA from discontinued operations	$41,750	$49,039	$90,789

December 31, 2022
(in thousands)	UK Storage Solutions
Assets
Cash and cash equivalents	$10,384
Trade receivables, net of allowances for doubtful accounts of $300	15,991
Inventories	3,058
Prepaid expenses and other current assets	1,787
Rental equipment, net	165,853
Property, plant and equipment, net	20,645
Operating lease assets	15,134
Goodwill	58,144
Intangible assets, net	6,414
Other non-current assets	1,832
Total assets held for sale	$299,242
Liabilities
Accounts payable	$4,515
Accrued expenses	3,273
Accrued employee benefits	1,009
Deferred revenue and customer deposits	6,850
Deferred tax liabilities	29,737
Operating lease liabilities	15,192
Other non-current liabilities	6,278
Total liabilities held for sale	$66,854
For the years ended December 31, 2022 and 2021, significant operating and investing items related to the former Tank and Pump segment were as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Operating activities of discontinued operations:
Depreciation and amortization	$14,248	$23,685
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$918	$1,480
Purchases of rental equipment and refurbishments	$(21,831)	$(17,747)
Proceeds from sale of property, plant and equipment	$—	$388
Purchases of property, plant and equipment	$(525)	$(1,743)

The following table presents reconciliations of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the former Tank and Pump segment for the years ended December 31, 2022 and 2021, respectively. See Note 18 for further information regarding Adjusted EBITDA.

	Years Ended December 31,
(in thousands)	2022	2021
Income from discontinued operations	$59,101	$14,633
Gain on sale of discontinued operations	35,456	—
Income tax expense from discontinued operations	843	5,277
Income from discontinued operations before income tax and gain on sale	24,488	19,910
Interest expense	512	779
Depreciation and amortization	14,248	23,685
Restructuring costs, lease impairment expense and other related charges	—	2
Integration costs	—	14
Stock compensation expense	18	222
Other	(2,250)	(2,862)
Adjusted EBITDA from discontinued operations	$37,016	$41,750
For the years ended December 31, 2023, 2022 and 2021, significant operating and investing items related to the UK Storage Solutions segment were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Operating activities of discontinued operations:
Depreciation and amortization	$—	$10,160	$11,315
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$514	$1,455	$1,363
Purchases of rental equipment and refurbishments	$(371)	$(23,931)	$(27,830)
Proceeds from sale of property, plant and equipment	$8	$504	$387
Purchases of property, plant and equipment	$(64)	$(3,752)	$(1,680)
The following table presents reconciliations of Income from discontinued operations before income tax to Adjusted EBITDA from discontinued operations for the UK Storage Solutions segment for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 18 for further information regarding Adjusted EBITDA.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Income from discontinued operations	$134,243	$4,098	$30,616
Gain on sale of discontinued operations	175,708	—	—
Income tax expense from discontinued operations	45,468	34,882	7,741
Income from discontinued operations before income tax and gain on sale	4,003	38,980	38,357
Interest expense	56	789	850
Depreciation and amortization	—	10,160	11,315
Currency losses, net	—	138	121
Stock compensation expense	(196)	197	39
Other	261	(1,530)	(1,643)
Adjusted EBITDA from discontinued operations	$4,124	$48,734	$49,039

NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the years ended December 31, as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
US	$2,219,561	$1,998,796	$1,542,076
Canada	120,123	125,536	116,070
Mexico	25,083	18,291	14,834
Total revenues	$2,364,767	$2,142,623	$1,672,980
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes turnkey temporary modular space and portable storage units along with VAPS, which include furniture, steps, ramps, basic appliances, internet connectivity devices, integral tool racking, heavy duty capacity shelving, workstations, electrical and lighting products and other items used by customers in connection with the Company's products. The Company also offers its lease customers a damage waiver program that protects them in case the leased unit is damaged. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services and removal services at the end of lease transactions. The Company’s revenue by major product and service line for the years ended December 31, was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Modular space leasing revenue	$953,822	$840,926	$697,852
Portable storage leasing revenue	396,781	361,197	233,868
VAPS and third party leasing revenues(a)	391,948	343,625	263,021
Other leasing-related revenue(b)	91,384	75,942	57,749
Leasing revenue	1,833,935	1,621,690	1,252,490
Delivery and installation revenue	437,179	429,152	321,129
Total leasing and services revenue	2,271,114	2,050,842	1,573,619
New unit sales revenue	48,129	40,338	46,993
Rental unit sales revenue	45,524	51,443	52,368
Total revenues	$2,364,767	$2,142,623	$1,672,980
(a) Includes $23.9 million, $25.3 million, and $17.1 million of VAPS service revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
(b) Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (77%, 75%, and 74% for the years ended December 31, 2023, 2022 and 2021, respectively) is generated by lease income subject to the guidance of ASC 842. The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.

At December 31, 2023 and for the years ended December 31, 2024 through 2028 and thereafter, future committed leasing revenues under non-cancelable operating leases with the Company’s customers, excluding revenue from delivery and installation and potential lease extensions, were as follows:

(in thousands)	Operating Leases
2024	$367,965
2025	129,048
2026	42,698
2027	17,988
2028	7,887
Thereafter	5,399
Total	$570,985
Receivables
The Company manages credit risk associated with its accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for credit losses address the Company's total revenues.
Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end user markets. No single customer accounted for more than 1.0% and 1.7% of the Company’s receivables at December 31, 2023 and 2022, respectively. The Company's top five customers with the largest open receivables balances represented 4.3% and 5.4% of the total receivables balance as of December 31, 2023 and 2022, respectively. The Company manages credit risk through credit approvals, credit limits, and other monitoring procedures.
The Company's allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, and the Company may be required to increase or decrease its allowance. During the years ended December 31, 2023, 2022 and 2021, the Company recognized bad debt expense to reflect changes in the allowance for credit losses of $23.4 million, $10.4 million, and $16.4 million, respectively, within SG&A expense in its consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, the provision for credit losses included $25.2 million, $23.7 million and $19.8 million, respectively, recorded as a reduction to revenue for the provision of specific receivables whose collection was not considered probable.
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of December 31, 2023 and 2022, the Company had approximately $124.1 million and $102.2 million, respectively, of deferred revenue related to services billed in advance. During the years ended December 31, 2023, 2022 and 2021, $67.6 million, $47.2 million and $38.8 million, respectively, of deferred revenue billed in advance was recognized as revenue.
The Company does not have material contract assets, and it did not recognize any material impairments of any contract assets.
The Company's uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future services revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is variable based on the market rate in place at the time those services are provided, and therefore, the Company is applying the optional exemption to omit disclosure of such amounts.
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

NOTE 5 - Leases
As of December 31, 2023, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$69,429	$23,927
2025	60,490	23,550
2026	47,465	23,234
2027	36,903	19,982
2028	26,212	22,473
Thereafter	48,153	22,138
Total lease payments	288,652	135,304
Less: interest	(43,407)	(18,205)
Present value of lease liabilities	$245,245	$117,099
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the consolidated balance sheets.
The Company’s lease activity during the years ended December 31, 2023, 2022, and 2021 was as follows:

	Years Ended December 31,
Financial Statement Line (in thousands)	2023	2022	2021
Finance Lease Expense
Amortization of finance lease assets	$16,945	$13,900	$12,602
Interest on obligations under finance leases	3,777	1,899	1,406
Total finance lease expense	$20,722	$15,799	$14,008

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$1,396	$2,797	$3,979
Selling, general and administrative	67,374	60,017	56,005
Short-term lease expense
Cost of leasing and services	26,010	32,947	22,335
Selling, general and administrative	1,789	1,792	794
Variable lease expense
Cost of leasing and services	2,109	5,388	7,794
Selling, general and administrative	8,380	7,289	5,134
Total operating lease expense	$107,058	$110,230	$96,041
Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
Supplemental Cash Flow Information (in thousands)	2023	2022	2021
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$68,889	$61,418	$58,931
Operating cash outflows from finance leases	$3,715	$1,895	$1,432
Financing cash outflows from finance leases	$16,510	$15,159	$12,476

Right of use assets obtained in exchange for lease obligations	$95,897	$55,005	$66,887
Assets obtained in exchange for finance leases	$58,737	$29,803	$19,435

Weighted-average remaining operating lease terms and the weighted average discount rates as of December 31 were as follows:

Lease Terms and Discount Rates	2023	2022
Weighted-average remaining lease term - operating leases	5.4 years	5.8 years
Weighted-average discount rate - operating leases	5.9%	5.4%
Weighted-average remaining lease term - finance leases	5.0 years	5.1 years
Weighted-average discount rate - finance leases	4.8%	3.4%

NOTE 6 - Inventories
Inventories at December 31, consisted of the following:

(in thousands)	2023	2022
Raw materials	$43,071	$38,611
Finished units	4,335	2,419
Inventories	$47,406	$41,030

NOTE 7 - Rental Equipment, net
Rental equipment, net at December 31 consisted of the following:

(in thousands)	2023	2022
Modular space units	$3,541,451	$3,197,779
Portable storage units	1,009,059	849,193
Value added products	204,933	203,444
Total rental equipment	4,755,443	4,250,416
Less: accumulated depreciation	(1,374,128)	(1,173,129)
Rental equipment, net	$3,381,315	$3,077,287

NOTE 8 – Property, Plant and Equipment, net
Property, plant and equipment, net at December 31 consisted of the following:

(in thousands)	2023	2022
Land, buildings, and leasehold improvements	$178,117	$174,322
Vehicles and equipment	233,793	167,337
Office furniture, fixtures and software	109,460	106,747
Total property, plant and equipment	521,370	448,406
Less: accumulated depreciation	(180,483)	(143,747)
Property, plant and equipment, net	$340,887	$304,659
Depreciation expense related to property, plant and equipment was $47.1 million, $38.6 million, and $37.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The depreciation expense for these assets was presented in other depreciation and amortization in the consolidated statements of operations.
As of December 31, 2023 and 2022, the gross cost of property, plant and equipment assets under finance leases was $133.3 million and $84.7 million, respectively, with related accumulated depreciation of $40.8 million and $26.9 million, respectively.

NOTE 9 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Modular	Storage	Total
Balance at December 31, 2021	$521,049	$492,552	$1,013,601
Effects of movements in foreign exchange rates	(2,172)	—	(2,172)
Balance at December 31, 2022	518,877	492,552	1,011,429
Additions from acquisitions	61,111	103,391	164,502
Effects of movements in foreign exchange rates	704	—	704
Balance at December 31, 2023	$580,692	$595,943	$1,176,635
The Company conducted its annual impairment test of goodwill as of October 1, 2023 and determined that there was no impairment of goodwill identified. Accumulated historical goodwill impairment losses were $792.8 million and pertain to the Modular segment (as defined in Note 18) prior to Double Eagle Acquisition Corporation's acquisition of Williams Scotsman International, Inc. in 2017. There were no goodwill impairments recorded for the years ended December 31, 2023, 2022 and 2021.
Intangible Assets
Intangible assets other than goodwill at December 31, consisted of the following:

	December 31, 2023
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer Relationships	4.5	$214,408	$(84,324)	$130,084
Technology	2.5	1,500	(875)	625
Indefinite-lived intangible assets:
Trade name – Mobile Mini		164,000	—	164,000
Trade name – WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$504,908	$(85,199)	$419,709

	December 31, 2022
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer Relationships	5.5	$188,000	$(58,750)	$129,250
Technology	3.5	1,500	(625)	875
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$478,500	$(59,375)	$419,125
For the years ended December 31, 2023, 2022 and 2021, the aggregate amount recorded to depreciation and amortization expense for intangible assets subject to amortization was $25.8 million, $23.8 million and $24.3 million, respectively.

As of December 31, 2023, the expected future amortization expense for intangible assets is as follows:

(in thousands)	Amortization Expense
2024	$29,122
2025	29,122
2026	28,997
2027	28,684
2028	14,784
Total	$130,709

NOTE 10 - Debt
The carrying value of debt outstanding at December 31 consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	2023	2022
2025 Secured Notes	6.125%	2025	$522,735	$520,350
ABL Facility	Varies	2027	1,929,259	1,988,176
2028 Secured Notes	4.625%	2028	494,500	493,470
2031 Secured Notes	7.375%	2031	493,709	—
Finance Leases	Varies	Varies	117,099	74,370
Total debt			3,557,302	3,076,366
Less: current portion of long-term debt			18,786	13,324
Total long-term debt			$3,538,516	$3,063,042
Maturities of debt, including finance leases, during the years subsequent to December 31, 2023 are as follows:

(in thousands)
2024	$23,927
2025	550,050
2026	23,234
2027	1,975,992
2028	522,473
Thereafter	522,138
Total	$3,617,814
The Company records debt issuance costs as offsets against the carrying value of the related debt. These debt costs are amortized and included as part of interest expense over the remaining contractual terms of those debt instruments for each of the next five years as follows:

(in thousands)	Debt issuance cost amortization
2024	$11,891
2025	$10,664
2026	$9,555
2027	$5,852
2028	$1,677
Thereafter	$2,667
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

On June 30, 2022, certain subsidiaries of the Company entered into an amendment to the ABL Facility to, among other things, extend the expiration date until June 30, 2027 and increase the aggregate principal amount of the revolving credit facilities to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”), (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility"), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros, and (iii) an accordion feature that permits the Company to increase the lenders' commitments in an aggregate amount not to exceed the greater of $750.0 million and the amount of suppressed availability as defined in the ABL Facility, subject to the satisfaction of customary conditions including lender approval, plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL facility. The amendment also converted the interest rate for borrowings denominated in US Dollars from a LIBOR-based rate to a Term SOFR-based rate with an interest period of one month and adjusted the applicable margins. The applicable margin for Canadian BA rate, Term SOFR, British Pounds Sterling and Euros loans is 1.50%. The facility includes a credit spread adjustment of 0.10% in addition to the applicable margin. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% based on excess availability or one step up of 0.25% based on the Company's leverage ratio. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. At December 31, 2023, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the 2023 interest rate swap agreements, was 6.24%. Refer to Note 14 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Borrowing Base ("Line Cap"). At December 31, 2023, the Line Cap was $3.2 billion and the Borrowers had approximately $1.2 billion of available borrowing capacity under the ABL Facility, including $1.0 billion under the US Facility and $189.4 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $220.0 million letters of credit and $220.0 million of swingline loans. At December 31, 2023, the available capacity was $191.5 million of letters of credit and $216.2 million of swingline loans. At December 31, 2023, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $28.5 million of standby letters of credit under the ABL Facility at December 31, 2023.
The Company had approximately $2.0 billion outstanding principal under the ABL Facility at December 31, 2023. Debt issuance costs of $26.8 million and $31.8 million were included in the carrying value of the ABL Facility at December 31, 2023 and December 31, 2022. As of December 31, 2022, the Company had no outstanding principal borrowings on the Multicurrency Facility and $2.5 million of related debt issuance costs, which were recorded in other non-current assets on the consolidated balance sheets.
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
Senior Secured Notes
On June 15, 2020, the Company completed a private offering of $650.0 million in aggregate principal amount of its 6.125% senior secured notes due 2025 (the "2025 Secured Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended ("Rule 144A"). The 2025 Secured Notes mature on June 15, 2025 and bear interest at a rate of 6.125% per annum. Interest is payable semi-annually on June 15 and December 15 of each year. In 2021, using cash on hand and borrowings on the ABL Facility, the Company redeemed $123.5 million of its 2025 Secured Notes and recorded a loss on extinguishment of debt in the consolidated statement of operations of $6.0 million comprised of a redemption premium of $3.7 million and write off of unamortized deferred financing fees of $2.3 million. As of December 31, 2023 the aggregate principal amount outstanding for the 2025 Secured Notes was $526.5 million. Unamortized deferred financing costs pertaining to the 2025 Secured Notes were $3.8 million as of December 31, 2023.
On August 25, 2020, the Company completed a private offering of $500.0 million in aggregate principal amount of 4.625% senior secured notes due 2028 (the "2028 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. The 2028 Secured Notes mature on August 15, 2028 and bear interest at a rate of 4.625% per annum. Interest is payable semi-annually on August 15 and February 15 of each year. Unamortized deferred financing costs pertaining to the 2028 Secured Notes were $5.5 million as of December 31, 2023.
On September 25, 2023, the Company completed a private offering of $500.0 million in aggregate principal amount of 7.375% senior secured notes due 2031 (the "2031 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay approximately $494.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses. The 2031 Secured Notes mature on October 1, 2031 and bear interest at a rate of 7.375% per annum. Interest is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2024. Unamortized deferred financing costs pertaining to the 2031 Secured Notes were $6.3 million as of December 31, 2023.
The tables below depict the redemption prices (expressed as percentages of the principal amount) of the notes if redeemed during the twelve-month period commencing on the dates below, plus accrued and unpaid interest, if any, to but not including the date of redemption.

2025 Secured Notes

Year	Redemption Price
June 15, 2023	101.531%
June 15, 2024 and thereafter	100.000%
2028 Secured Notes

Year	Redemption Price
August 15, 2023	102.313%
August 15, 2024	101.156%
August 15, 2025 and thereafter	100.000%
2031 Secured Notes
The Company may redeem the 2031 Secured Notes at any time before October 1, 2026 at a redemption price equal to 100% of the principal amount thereof, plus a customary make whole premium for the 2031 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date. Before October 1, 2026, the Company may redeem up to 40% of the aggregate principal amount of the 2031 Secured Notes at a price equal to 107.375% of the principal amount of the 2031 Secured Notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date with the net proceeds of certain equity offerings. At any time prior to October 1, 2026, the Company may also redeem up to 10% of the aggregate principal amount at a redemption price equal to 103% of the principal amount of the 2031 Secured Notes being redeemed during each twelve-month period commencing with the issue date, plus accrued and unpaid interest, if any, to but not including the redemption date.

Year	Redemption Price
October 1, 2026	103.688%
October 1, 2027	101.844%
October 1, 2028 and thereafter	100.000%
The 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured Notes (collectively, “the Secured Notes”) are unconditionally guaranteed by certain subsidiaries of the Company (collectively, “the Note Guarantors”). WillScot Mobile Mini is not a guarantor of the Secured Notes. The Note Guarantors are guarantors or borrowers under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the Secured Notes. The Secured Notes and related guarantees are secured by a second priority security interest in substantially the same assets of Williams Scotsman, Inc., a wholly owned indirect subsidiary of the Company (“WSI”), and the Note Guarantors securing the ABL Facility. Upon the repayment of the 2025 Secured Notes and the 2028 Secured Notes, if the lien associated with the ABL Facility represents the only lien outstanding on the collateral under the 2031 Secured Notes (other than certain permitted), the collateral securing the 2031 Secured Notes will be released and the 2031 Secured Notes will become unsecured subject to satisfaction of customary conditions.
Finance Leases
The Company maintains finance leases primarily related to transportation related equipment. At December 31, 2023 and December 31, 2022, obligations under the finance leases were $117.1 million and $74.4 million, respectively.
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments for the year ended December 31, 2023.

NOTE 11 - Equity
Preferred Stock
WillScot Mobile Mini's certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, the Company had zero shares of Preferred Stock issued and outstanding.
Common Stock
WillScot Mobile Mini's certificate of incorporation authorizes the issuance of 500,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 189,967,135 shares of Common Stock issued and outstanding as of December 31, 2023. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.
In connection with stock compensation vesting and stock option exercises described in Note 16, and the warrant exercises described in Note 12, the Company issued 549,272, 3,847,905 and 6,752,647 shares of Common Stock during the years ended December 31, 2023, 2022 and 2021, respectively.

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
During the year ended December 31, 2023, the Company repurchased 18,533,819 shares of Common Stock for $810.8 million. During the year ended December 31, 2022, the Company repurchased 19,854,424 shares of Common Stock and stock equivalents for $756.9 million. As of December 31, 2023, $498.2 million of the authorization for future repurchases of our common stock remained available.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCI"), net of tax, for the years ended December 31, 2023, 2022 and 2021, were as follows:

(in thousands)	Foreign Currency Translation	Unrealized (gains) losses on hedging activities	Total
Balance at December 31, 2020	$(24,694)	$(12,513)	$(37,207)
Other comprehensive loss before reclassifications	(880)	(2,985)	(3,865)
Reclassifications from AOCI to income (a)	—	12,001	12,001
Balance at December 31, 2021	(25,574)	(3,497)	(29,071)
Other comprehensive loss before reclassifications	(44,548)	(1,033)	(45,581)
Reclassifications from AOCI to income (a)	—	4,530	4,530
Balance at December 31, 2022	(70,122)	—	(70,122)
Other comprehensive income before reclassifications	14,091	14,813	28,904
Reclassifications from AOCI to income (a)	—	(11,550)	(11,550)
Balance at December 31, 2023	$(56,031)	$3,263	$(52,768)
(a) For the years ended December 31, 2023, 2022 and 2021, $(11.6) million, $4.5 million and $12.0 million, respectively, was reclassified from AOCI into the consolidated statements of operations within interest expense related to the interest rate swaps discussed in Note 14. For the years ended December 31, 2023, 2022 and 2021, the Company recorded tax benefits of $2.9 million, $1.1 million and $3.0 million, respectively, associated with this reclassification.

NOTE 12 - Warrants
Warrants
2015 Private Warrants
The Company issued warrants to purchase its Common Stock in a private placement concurrently with its initial public offering (the “2015 Private Warrants”). The 2015 Private Warrants were purchased at a price of $0.50 per unit for an aggregate purchase price of $9.75 million. If held by certain original investors (or their permitted assignees), the 2015 Private Warrants could be exercised on a cashless basis and were not subject to redemption.
During the year ended December 31, 2021, 3,055,000 of the 2015 Private Warrants were repurchased for $25.5 million and cancelled, and 9,655,000 warrants were exercised on a cashless basis, resulting in the issuance of 2,939,898 shares of Common Stock. As a result of these transactions, effective May 2021, no 2015 Private Warrants were outstanding.
2018 Warrants
In connection with the acquisition of Modular Space Holdings, Inc. ("ModSpace") in 2018, the Company issued warrants to purchase approximately 10.0 million shares of its Common Stock (the "2018 Warrants") to former shareholders of ModSpace. Each 2018 Warrant entitled the holder to purchase one share of Common Stock at an exercise price of $15.50 per share, subject to potential adjustment. The 2018 Warrants expired on November 29, 2022.

During the year ended December 31, 2021, 254,373 of the 2018 Warrants were repurchased for $2.9 million and cancelled. In addition, during the year ended December 31, 2021, 5,397,695 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 2,835,968 shares of Common Stock.
During the year ended December 31, 2022, 33,965 of the 2018 Warrants were repurchased for $0.6 million and cancelled. In addition, during the year ended December 31, 2022, 4,011,665 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 2,590,940 shares of Common Stock. The remaining 32,543 of 2018 Warrants expired on November 29, 2022. Effective November 29, 2022, no 2018 Warrants were outstanding.
The Company accounted for its warrants as follows: (i) the 2015 Private Warrants as liabilities through their final repurchase or exercise in May 2021 and (ii) subsequent to June 30, 2020, the 2018 Warrants were equity classified through their expiration in November 2022.

NOTE 13 – Income Taxes
The components of income tax expense from continuing operations for the years ended December 31, are comprised of the following:

(in thousands)	2023	2022	2021
Current
Federal	$—	$—	$—
State	12,250	11,327	4,645
Foreign	7,382	6,204	1,795
Deferred
Federal	80,698	63,585	23,707
State	27,276	8,917	(2,671)
Foreign	(1,031)	(1,170)	9,052
Total income tax expense from continuing operations	$126,575	$88,863	$36,528
Income tax expense from continuing operations differed from the amount computed by applying the US statutory income tax rate of 21% to the income from continuing operations before income taxes for the following reasons for the years ended December 31,:

(in thousands)	2023	2022	2021
Income from continuing operations before income tax
US	$444,557	$341,412	$137,922
Foreign	23,862	23,792	13,501
Total income from continuing operations before income tax	$468,419	$365,204	$151,423

US Federal statutory income tax expense	$98,368	$76,693	$31,798
Effect of tax rates in foreign jurisdictions	1,434	1,085	743
State income tax expense, net of federal benefit	25,016	16,917	1,130
Valuation allowances	(815)	(6,907)	(2,595)
Non-deductible (non-taxable) items	775	1,147	(410)
Non-deductible executive compensation	2,014	1,258	2,309
Non-deductible remeasurement of common stock warrant liabilities	—	—	5,585
Uncertain tax positions	(523)	(804)	(11,748)
Tax law changes (excluding valuation allowance) (a)	(50)	(94)	8,411
Other	356	(432)	1,305
Income tax expense from continuing operations	$126,575	$88,863	$36,528
Effective income tax rate	27.02%	24.33%	24.12%
(a) Tax law changes primarily represent changes in tax law in foreign jurisdictions.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

(in thousands)	2023	2022
Deferred tax assets
Deferred interest expense	$116,982	$133,223
Employee benefit plans	9,079	6,233
Accrued liabilities	5,996	8,043
Allowance for credit losses	21,964	15,143
Deferred revenue	57,494	50,531
Operating lease liability	61,849	59,740
Other	5,006	6,127
Tax loss carryforwards	99,676	233,133
Deferred tax assets, gross	378,046	512,173
Valuation allowance	(1,430)	(2,245)
Net deferred income tax asset	$376,616	$509,928

Deferred tax liabilities
Rental equipment and other property, plant and equipment	$(808,873)	$(770,964)
Intangible assets	(60,358)	(84,390)
Right of use asset	(61,653)	(59,258)
Deferred gain	—	(26,691)
Deferred tax liability	(930,884)	(941,303)
Net deferred income tax liability	$(554,268)	$(431,375)
As of December 31, 2022, the net deferred income tax liability presented in the table above included net deferred tax liability of $29.7 million ($33.7 million of deferred tax liability, net of $4.0 million of deferred tax asset) related to the UK Storage Solutions segment and recorded in liabilities held for sale - non-current on the consolidated balance sheet.
The Company's valuation allowance decreased by $0.8 million from 2022, related to a reduction to the valuation allowance on state NOL where the Company determined that it is more likely than not realizable due to sufficient current and future taxable income.
Tax loss carryforwards as of December 31, 2023 are outlined in the table below and include US Federal, US State and foreign (Canada and Mexico). The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as a change in the ownership of the Company. Some of the Company’s tax attributes are subject to annual limitations due to historical changes in ownership from acquisitions, mergers or other related ownership shift events; however, the Company anticipates that our remaining available net operating losses will be consumed prior to their expiration.
The Company’s tax loss carryforwards are as follows at December 31, 2023:

(in thousands)	Loss Carryforward	Deferred Tax	Expiration
Jurisdiction:
US - Federal	$465,179	$88,887	2037, Indefinite
US - State	240,335	10,789	2025 – 2042, Indefinite
Total	$705,514	$99,676
As of December 31, 2023, the total amount of the basis difference in investments outside the US, which are indefinitely reinvested and for which deferred taxes have not been provided, is approximately $174.2 million. The tax, if any, associated with the recovery of the basis difference is dependent on the manner in which it is recovered and is not readily determinable.

Unrecognized Tax Positions
The Company is subject to taxation in US, Canada, Mexico, and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of statute of limitations for assessing additional taxes, which generally ranges from two to five years after the end of the applicable tax year. As of December 31, 2023, generally, tax years for 2016 through 2022 remain subject to examination by the tax authorities. In addition, in certain taxing jurisdictions, in the case of carryover tax attributes to years open for assessment, such attributes may be subject to reduction by taxing authorities.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2023	2022	2021
Unrecognized tax benefits – January 1,	$43,627	$44,314	$54,494
Increases based on tax positions related to prior period	—	—	9
Decrease from expiration of statute of limitations	(493)	(687)	(10,189)
Unrecognized tax benefits – December 31,	$43,134	$43,627	$44,314
At December 31, 2023, 2022 and 2021, respectively, there were $41.8 million, $42.3 million and $43.3 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
The Company classifies interest on tax deficiencies and income tax penalties within income tax expense. During the years ended December 31, 2022 and 2021, the Company recognized approximately $0.1 million, and $1.0 million in interest, respectively. The Company accrued approximately $0.4 million for the payment of interest at both December 31, 2023 and 2022.
Future tax settlements or statute of limitation expirations could result in a change to the Company’s uncertain tax positions. As of December 31, 2023, the Company believes that it is reasonably possible that approximately $0.7 million of unrecognized tax benefits could decrease in the next twelve months as a result of the expiration of statutes of limitation, audit settlements or resolution of tax uncertainties.

NOTE 14 - Derivatives
Interest Rate Swaps
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
In January 2023, the Company entered into two interest rate swap agreements with financial counterparties relating to $750.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and makes payments based on a weighted average fixed interest rate of 3.44% on the notional amount. The swap agreements were designated and qualified as hedges of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. The floating rate that the Company receives under the terms of these swap agreements was 5.36% at December 31, 2023.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	2023
Cash Flow Hedges:
Interest rate swap	Prepaid expenses and other current assets	$9,145
Interest rate swap	Other non-current liabilities	$(4,595)
Over the next twelve months, the Company expects to reclassify $9.1 million, net of tax, from accumulated other comprehensive loss into the consolidated statements of operations within interest expense related to the interest rate swaps.
The fair value of the interest rate swaps was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy, and reflected the amount that the Company would receive or pay for contracts involving the same attributes and maturity dates.

The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statement of operations for the years ended December 31:

(in thousands)	2023	2022	2021
Gain recognized in OCI	$15,901	$4,669	$11,677
Location of gain (loss) recognized in income	Interest expense, net	Interest expense, net	Interest expense, net
(Gain) loss reclassified from AOCI into income	$(11,550)	$4,530	$12,001
Foreign Currency Contract
In December 2022, the Company executed a contingent forward contract to sell £330.0 million upon the closing of the sale of the former UK Storage Solutions segment at a price ranging from 1.20550 to 1.20440 USD to British Pounds Sterling. The price was dependent upon the date of the closing of the sale. This contract, which was to expire on September 11, 2023, mitigated the foreign currency risk of the USD relative to the British Pound Sterling prior to the closing of the sale of the former UK Storage Solutions segment. This contract did not qualify for hedge accounting and was revalued at fair value at the reporting date with unrealized gains and losses reflected in the Company's results of operations. Upon the closing of the sale of the UK Storage Solutions segment on January 31, 2023, the Company settled the contingent forward contract and received cash at an exchange rate of 1.205 USD to British Pounds Sterling.
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
The following table discloses the impact of the foreign currency contract, excluding the impact of income taxes, on the Company’s statement of operations for the years ended December 31:

(in thousands)	2023	2022
Loss recognized in income	$7,715	$930
Location of loss recognized in income	Currency losses, net	Currency losses, net

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

The following table shows the carrying amounts and fair values of financial assets and liabilities, including their levels in the fair value hierarchy:

	December 31, 2023				December 31, 2022
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
(in thousands)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
ABL Facility	$1,929,259	$—	$1,956,011	$—	$1,988,176	$—	$2,020,000	$—
2025 Secured Notes	522,735	—	527,021	—	520,350	—	526,800	—
2028 Secured Notes	494,500	—	474,285	—	493,470	—	450,135	—
2031 Secured Notes	493,709	—	528,075	—	—	—	—	—
Total	$3,440,203	$—	$3,485,392	$—	$3,001,996	$—	$2,996,935	$—
As of December 31, 2023, the carrying values of the ABL Facility, the 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured Notes included $26.8 million, $3.8 million, $5.5 million, and $6.3 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2022, the carrying values of the ABL Facility, the 2025 Secured Notes, and the 2028 Secured Notes included $31.8 million, $6.2 million, and $6.5 million, respectively, of unamortized debt issuance costs which were presented as a direct reduction of the corresponding liability.
There were no transfers of financial instruments between the three levels of the fair value hierarchy during the years ended December 31, 2023 and 2022. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of market rates. The fair values of the 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured Notes are based on their last trading price at the end of each period obtained from a third party. The location and the fair value of derivative assets and liabilities in the consolidated balance sheet are disclosed in Note 14.

NOTE 16 - Stock-Based Compensation
Restricted Stock Awards
The following table summarizes the Company's RSA activity during the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2020	57,448	$11.75
Granted	44,708	$29.30
Forfeited	(8,532)	$29.30
Vested	(57,448)	$11.75
Balance December 31, 2021	36,176	$29.30
Granted	35,244	$37.17
Vested	(36,176)	$29.30
Balance December 31, 2022	35,244	$37.17
Granted	28,946	$44.44
Vested	(35,244)	$37.17
Balance December 31, 2023	28,946	$44.44
Compensation expense for RSAs recognized in SG&A expense in the consolidated statements of operations was $1.3 million, $1.2 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, unrecognized compensation cost related to RSAs totaled $0.6 million and was expected to be recognized over the remaining weighted average vesting period of 0.4 years. The total fair value of RSA's vested in 2023, 2022, and 2021 was $1.6 million, $1.3 million, and $1.6 million, respectively.

Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity during the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2020	1,325,862	$13.46
Granted	415,737	$27.25
Forfeited	(72,505)	$17.80
Vested	(671,643)	$13.99
Balance December 31, 2021	997,451	$18.54
Granted	377,804	$35.40
Forfeited	(106,570)	$31.35
Vested	(478,906)	$16.42
Balance December 31, 2022	789,779	$26.16
Granted	213,388	$50.74
Forfeited	(61,848)	$36.75
Vested	(322,483)	$21.38
Balance December 31, 2023	618,836	$36.07
Compensation expense for Time-Based RSUs recognized in SG&A expense in the consolidated statements of operations was $8.1 million, $8.2 million, and $9.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, unrecognized compensation cost related to Time-Based RSUs totaled $14.2 million and was expected to be recognized over the remaining weighted average vesting period of 2.0 years. The total fair value of Time-Based RSU's vested in 2023, 2022, and 2021 was $16.2 million, $18.0 million, and $18.5 million, respectively.
Included in restructuring costs for the year ended December 31, 2021 was expense of approximately $5.9 million recognized as a result of the modification of certain RSUs with the Transition, Separation and Release Agreement entered into on February 25, 2021, with the Company's former President and Chief Operating Officer.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity during the years ended December 31, 2023 and 2022 and 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2020	593,388	$14.88
Granted	977,645	$33.21
Forfeited	(23,753)	$27.92
Vested	(10,886)	$14.70
Balance December 31, 2021	1,536,394	$26.34
Granted	745,079	$42.34
Forfeited	(74,071)	$41.66
Vested	(313,152)	$16.45
Balance December 31, 2022	1,894,250	$33.67
Granted	376,826	$69.52
Forfeited	(37,451)	$47.52
Vested	(293,934)	$16.34
Balance December 31, 2023	1,939,691	$42.95
Compensation expense for Performance-Based RSUs recognized in SG&A expense in the consolidated statements of operations was $24.9 million, $20.2 million and $8.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, unrecognized compensation cost related to Performance-Based RSUs totaled $35.2 million and was expected to be recognized over the remaining vesting period of 1.5 years. The total fair value of Performance-

Based RSU's vested in 2023, 2022, and 2021 was $15.0 million, $11.9 million and $0.3 million, respectively. Refer to Note 1 for the details of conditions required for the performance-based RSUs to vest.
Included in restructuring costs for the year ended December 31, 2021, was expense of approximately $1.3 million recognized as a result of the modification of certain Performance-Based RSUs with the Transition, Separation and Release Agreement entered into on February 25, 2021, with the Company's former President and Chief Operating Officer.
Stock Options
The following table summarizes the Company's stock option activity during the years ended December 31, 2023, 2022 and 2021:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance December 31, 2020	534,188	$13.60	2,031,455	$14.78
Forfeited	—	$—	(6,240)	$12.19
Exercised	—	$—	(497,572)	$15.21
Balance at December 31, 2021	534,188	$13.60	1,527,643	$14.66
Exercised	—	$—	(663,367)	$16.93
Balance at December 31, 2022	534,188	$13.60	864,276	$12.91
Exercised	—	$—	(35,030)	$14.21
Balance at December 31, 2023	534,188	$13.60	829,246	$12.86

Fully vested and exercisable options, December 31, 2023	534,188	$13.60	829,246	$12.86
Under our stock option plans, the Company may issue shares on a net basis at the request of the option holder. This occurs by netting the option costs in shares from the shares exercised. No options were granted in the years ended December 31, 2023, 2022, and 2021.
At December 31, 2023, the intrinsic value of both stock options outstanding and stock options fully vested and currently exercisable was $42.7 million. At December 31, 2023, the weighted-average remaining contractual term of options outstanding was 4.2 years for WillScot options and 3.1 years for converted Mobile Mini options. The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2023, 2022, and 2021 was $1.1 million, $16.0 million and $6.2 million, respectively.
Compensation expense for stock option awards, recognized in SG&A expense in the consolidated statements of operations was $0.2 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. At December 31, 2023, all compensation cost related to stock option awards had been recognized.

NOTE 17 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of December 31, 2023, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

During the first quarter of 2023, the ground level office business within the Modular segment was transferred to the Storage segment, and associated revenues, expenses, and operating metrics were transferred to the Storage segment. All periods presented have been retrospectively revised to reflect this change between the Modular and Storage segments. For the year ended December 31, 2022, $49.8 million of revenue and $28.5 million of gross profit were reclassified from the Modular segment to the Storage segment.
In January 2024, the Company launched a unified go-to market approach to achieve local product unification within each metropolitan statistical area. In connection with this change in operating model, the Company realigned the composition of its segments to reflect how its Chief Operating Decision Maker reviews information to make operating decisions and assess performance. As a result, the Company concluded that its divisions represent its operating segments, which are aggregated into one reportable segment as the divisions have similar economic characteristics, offer similar products to similar customers, use similar methods to distribute products and are subject to similar competitive risks. This change in reportable segments will be reflected in our financial statements beginning in 2024.
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
Reportable Segments
The following tables set forth certain information regarding each of the Company’s reportable segments for the years ended December 31, 2023, 2022, and 2021, respectively.

	Year Ended December 31, 2023
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$1,137,685	$696,250		$1,833,935
Delivery and installation	283,433	153,746		437,179
Sales revenue:
New units	41,777	6,352		48,129
Rental units	32,771	12,753		45,524
Total revenues	1,495,666	869,101		2,364,767

Costs:
Cost of leasing and services:
Leasing	311,501	86,966		398,467
Delivery and installation	224,671	92,446		317,117
Cost of sales:
New units	23,599	2,840		26,439
Rental units	15,800	7,341		23,141
Depreciation of rental equipment	219,869	45,864		265,733
Gross profit	$700,226	$633,644		$1,333,870
Other selected data:
Adjusted EBITDA from continuing operations	$598,354	$463,111		$1,061,465
Selling, general and administrative expense	$329,068	$217,604	$49,418	$596,090
Purchases of rental equipment and refurbishments	$184,993	$41,612		$226,605

	Year Ended December 31, 2022
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$992,316	$629,374		$1,621,690
Delivery and installation	272,749	156,403		429,152
Sales revenue:
New units	33,985	6,353		40,338
Rental units	42,983	8,460		51,443
Total Revenues	1,342,033	800,590		2,142,623

Costs:
Cost of leasing and services:
Leasing	273,233	103,635		376,868
Delivery and installation	221,784	100,852		322,636
Cost of sales:
New units	20,475	3,536		24,011
Rental units	21,271	5,636		26,907
Depreciation of rental equipment	221,433	35,286		256,719
Gross profit	$583,837	$551,645		$1,135,482
Other selected data:
Adjusted EBITDA from continuing operations	$508,343	$375,531	$—	$883,874
Selling, general and administrative expense	$304,937	$215,732	$46,738	$567,407
Purchases of rental equipment and refurbishments	$279,079	$118,297	$—	$397,376

	Year Ended December 31, 2021
(in thousands)	Modular	Storage	Unallocated Costs	Total
Revenues:
Leasing and services revenue:
Leasing	$827,677	$424,813		$1,252,490
Delivery and installation	213,818	107,311		321,129
Sales revenue:
New units	40,322	6,671		46,993
Rental units	38,666	13,702		52,368
Total revenues	1,120,483	552,497		1,672,980

Costs:
Cost of leasing and services:
Leasing	219,462	63,114		282,576
Delivery and installation	191,011	76,522		267,533
Cost of sales:
New units	27,386	3,962		31,348
Rental units	20,163	7,867		28,030
Depreciation of rental equipment	190,805	27,985		218,790
Gross profit	$471,656	$373,047		$844,703
Other selected data:
Adjusted EBITDA from continuing operations	$404,577	$245,027	$—	$649,604
Selling, general and administrative expense	$256,168	$160,300	$63,939	$480,407
Purchase of rental equipment and refurbishments	$187,495	$45,426	$—	$232,921
The following tables present a reconciliation of the Company’s Income from continuing operations to Adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021, respectively:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income from continuing operations	$341,844	$276,341	$114,895
Income tax expense from continuing operations	126,575	88,863	36,528
Loss on extinguishment of debt	—	—	5,999
Fair value loss on common stock warrant liabilities	—	—	26,597
Interest expense	205,040	146,278	116,358
Depreciation and amortization	338,654	319,099	280,567
Currency losses, net	6,754	886	427
Restructuring costs, lease impairment expense and other related charges	22	168	14,754
Transaction costs	2,259	25	1,375
Integration costs	10,366	15,484	28,410
Stock compensation expense	34,486	29,613	18,728
Other	(4,535)	7,117	4,966
Adjusted EBITDA from continuing operations	$1,061,465	$883,874	$649,604
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

Assets
Assets related to the Company’s reportable segments include the following:

(in thousands)	Modular	Storage	Total
As of December 31, 2023:
Goodwill	$580,692	$595,943	$1,176,635
Intangible assets, net	$126,620	$293,089	$419,709
Rental equipment, net	$2,141,848	$1,239,467	$3,381,315
As of December 31, 2022:
Goodwill	$518,877	$492,552	$1,011,429
Intangible assets, net	$125,000	$294,125	$419,125
Rental equipment, net	$2,004,055	$1,073,232	$3,077,287

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
The following table reconciles income from continuing operations attributable to WillScot Mobile Mini common shareholders to net income attributable to common shareholders for the dilutive EPS calculation and the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation for the years ended December 31:

(in thousands)	2023	2022	2021
Numerator:
Income from continuing operations	$341,844	$276,341	$114,895
Income from discontinued operations	134,613	63,199	45,249
Net income	$476,457	$339,540	$160,144

Denominator:
Weighted average Common Shares outstanding - basic	198,555	216,809	226,519
Dilutive effect of outstanding securities:
Warrants	—	1,605	3,589
RSAs	15	18	24
Time-Based RSUs	274	401	594
Performance-Based RSUs	2,040	1,471	955
Stock Options	966	1,095	1,113
Weighted average Common Shares outstanding - dilutive	201,850	221,399	232,794
The following potential common shares were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

(in thousands)	2023	2022	2021
Time-based RSUs	106	—	—
Performance-based RSUs	277	591	375

NOTE 20 - Subsequent Events
Interest Rate Swaps
In January 2024, the Company entered into two interest rate swap agreements with financial counterparties relating to $500.0 million in aggregate notional amount of variable-rate debt under the Company's ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and will make payments based on a weighted average fixed interest rate of 3.70% on the notional amount. The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027.
Entry into an Agreement to Acquire McGrath RentCorp
On January 28, 2024, the Company, along with its newly formed subsidiaries, Brunello Merger Sub I, Inc. (“Merger Sub I”) and Brunello Merger Sub II, LLC (“Merger Sub II”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with McGrath RentCorp ("McGrath"). Merger Sub I will merge with and into McGrath (the “First-Step Merger”), with McGrath surviving the First-Step Merger and, immediately thereafter, McGrath will merge with and into Merger Sub II (the “Second-Step Merger” and together with the First-Step Merger, the “McGrath Acquisition”), with Merger Sub II surviving the Second-Step Merger as a wholly owned subsidiary of the Company. At the effective time of the First-Step Merger, and subject to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of the common stock of McGrath shall be converted into the right to receive either (i) $123.00 in cash or (ii) 2.8211 shares of validly issued, fully paid and nonassessable shares of the Company’s common stock. Under the terms of the Merger Agreement, we expect McGrath’s shareholders would own approximately 12.6% of the Company following the McGrath Acquisition.
The McGrath Acquisition has been approved by the Company and McGrath’s respective boards of directors. The McGrath Acquisition is subject to customary closing conditions, including receipt of regulatory approval and approval by McGrath’s shareholders, and is expected to close in the second quarter of 2024.
In connection with the Merger Agreement, the Company entered into a commitment letter on January 28, 2024, which was further amended and restated on February 12, 2024 (the "Commitment Letter"), pursuant to which certain financial institutions have committed to make available to WSI, in accordance with the terms of the Commitment Letter, (i) an $875 million eight year senior secured bridge credit facility, (ii) an $875 million five year senior secured bridge credit facility and (iii) an upsize to WSI's existing $3.7 billion ABL Facility by $750 million to $4.45 billion to repay McGrath's existing credit facilities and notes, fund the cash portion of the consideration, and pay the fees, costs and expenses incurred in connection with the McGrath Acquisition and the related transactions, subject to customary conditions.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision of the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's ICFR as of December 31, 2023 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2023, the Company's ICFR was effective based on those criteria.
The effectiveness of the Company’s ICFR as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our ICFR that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our ICFR.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Mobile Mini Holdings Corp.
Opinion on Internal Control Over Financial Reporting
We have audited WillScot Mobile Mini Holdings Corp.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WillScot Mobile Mini Holdings Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Baltimore, Maryland
February 20, 2024

ITEM 9B.    Other Information
During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Executive Officers
The following table sets forth information concerning our executive officers, as of February 20, 2024.

Name	Age	Title
Bradley L. Soultz	54	Chief Executive Officer (CEO)
Timothy D. Boswell	45	President and Chief Financial Officer (CFO)
Hezron T. Lopez	52	Executive Vice President – Chief Legal & Compliance Officer & ESG (CLO)
Felicia K. Gorcyca	45	Executive Vice President – Chief Human Resources Officer (CHRO)
Graeme Parkes	51	Executive Vice President, Chief Information Officer (CIO)
Sally J. Shanks	47	Senior Vice President, Chief Accounting Officer (CAO)
Executive Officer Biographies
Bradley L. Soultz Mr. Soultz is CEO of WillScot Mobile Mini and served as President and CEO of WillScot prior to the WillScot Mobile Mini merger. Prior to becoming WillScot’s President and CEO in November of 2017, he served as President and CEO of Williams Scotsman International Inc. (“WSII”). He was responsible for the strategic and operational aspects of WSII’s North American business and for helping the Company transition to a publicly traded company. Before joining WSII, Mr. Soultz was the Chief Commercial and Strategy Officer of Novelis Inc., the world leader in aluminum rolling and recycling. He previously held various leadership roles with Novelis and Cummins in Europe and North America. Mr. Soultz is a graduate of Purdue University.
Timothy D. Boswell Mr. Boswell has served as our President and Chief Financial Officer since September 2021, having previously served as Chief Financial Officer since the completion of the Williams Scotsman carve-out transaction (formerly Algeco Scotsman) in November 2017. Mr. Boswell was previously Vice President, Finance and Treasurer of Williams Scotsman International, where he was responsible for the company’s North American finance, strategy and IT functions. He also previously served as the company’s Vice President of Strategy and Business Development, where he was responsible for the development and execution of strategic initiatives and for pricing, value-added products and services, and marketing. Prior to joining Algeco Scotsman in June 2012, Mr. Boswell was a Vice President of Sterling Partners, a Chicago-based private equity firm with $4 billion of assets under management, with responsibilities for principal investing and portfolio company management. Earlier in his career he worked at Banc of America Capital Investors, Edgeview Partners, and Bear, Stearns & Co. Mr. Boswell holds a Bachelor of Arts degree in Economics and Psychology from Davidson College and a Master of Business Administration degree from the Darden School of Business at the University of Virginia.

Hezron T. Lopez Mr. Lopez has served as our Executive Vice President – Chief Legal & Compliance Officer & ESG since June 2022. He joined WillScot in June 2019 and served as Vice President, General Counsel & Corporate Secretary until the merger with Mobile Mini in July 2020. Following the merger, he assumed the role of EVP - Chief Human Resources Officer & ESG of WillScot Mobile Mini. Previously, Mr. Lopez served from 2012 to 2018 as Senior Vice President, General Counsel and Corporate Secretary of Herman Miller, Inc. (Nasdaq: MLHR), a manufacturer of home and office furniture. From 2008 to 2012, Mr. Lopez served as Associate General Counsel and Head of Mergers & Acquisitions, Commercial and International for A.O. Smith Corporation (NYSE: AOS), the leading manufacturer of water heating equipment and water treatment products. Mr. Lopez holds a Bachelor of Science degree in City & Regional Planning from California Polytechnic State University, San Luis Obispo, and a Juris Doctor degree from the Indiana University Maurer School of Law.
Felicia Gorcyca Ms. Gorcyca has served as our Executive Vice President – Chief Human Resources Officer since June 2023. Ms. Gorcyca has diversified experience in strategic human resources roles, most recently as Chief People Officer for LifeStance Health (NASDAQ: LFST) and President of LifeStance Health Foundation. Previously with TPG Capital, she was an Operations Director and member of the Global Human Capital team where she partnered with TPG portfolio companies to build transformative leadership teams and boards, and expanded the TPG CHRO Network with a focus on HR strategy and practices. Prior to joining TPG, Ms. Gorcyca held senior HR leadership roles including Chief People Officer for Stack Sports, and Global Head of People Operations for Solera Holdings, Inc., where she gained extensive experience in non-U.S. labor markets. She previously served as a Consultant in the Los Angeles office of Spencer Stuart where she spent 13 years with the firm conducting executive search assignments and advising clients on leadership development and succession planning. Ms. Gorcyca holds a Master of Public Health degree with Delta Omega honors from UCLA, and a Bachelor of Science degree in International Business from Pepperdine University.
Graeme Parkes Mr. Parkes has served as our Executive Vice President – Chief Information Officer since the merger with Mobile Mini in July 2020. He previously served as CIO for Mobile Mini, which he joined in 2014. Mr. Parkes has a proven international track record in information technology, information security, software development and supporting the growth of the businesses through IT related revenue generating programs. He also serves as Vice Chairman of the board of St. Mary’s Foodbank, the oldest and one of the largest Foodbanks in America. Mr. Parkes received a Bachelor of Commerce degree in Information Systems from the University of KwaZulu-Natal in South Africa.
Sally J. Shanks Ms. Shanks has served as our Senior Vice President – Chief Accounting Officer since 2022, having served as Chief Accounting Officer for WillScot since 2017. She is responsible for the Company’s accounting, reporting and tax functions. Ms. Shanks joined WillScot Mobile Mini from Merkle Inc., a global technology-enabled performance marketing agency, where she served in various financial leadership roles from 2009 - 2017, including Senior Vice President, Accounting & Treasury. Prior to that she held the role of Director of Accounting and Reporting for Laureate Education. Ms. Shanks started her career with PricewaterhouseCoopers, holds a Bachelor of Science degree in Accounting from Providence College, and is a certified public accountant.

Non-Executive Directors
The names of the non-executive members of our Board, their respective ages and other biographical information as of February 20, 2024 are set forth below. All Directors serve for a term ending at the next annual meeting following the annual meeting at which the Director was elected or following their appointment, as applicable, and until their successors are elected and qualified, or until their earlier death, resignation, disqualification or removal.

Mark S. Bartlett
Independent Director Since: 2017 Age: 73
Key Skills & Qualifications
& Leadership O Independence % Industry
6 Strategy     : Public Company 8 Finance
The Board believes Mr. Bartlett’s risk and oversight, accounting and finance expertise, experience as a director of public and private companies, and knowledge of our Company and industry enables him to provide meaningful guidance to our Board.

Principal Occupation & Business Experience
Mr. Bartlett has served as a Director since 2017 including as a Director of WillScot Mobile Mini since the completion of the WillScot Mobile Mini merger. Mr. Bartlett spent his entire career with Ernst & Young LLP, serving in various executive roles before retiring as partner in 2012. He serves as a director and member of the Audit Committee at FTI Consulting, Inc., and director and Chair of the Audit Committee at each of Zurn Water Solutions and T. Rowe Price Group, Inc. Mr. Bartlett is a graduate of West Virginia University and a Certified Public Accountant.
Other Public Company Directorships in the Last 5 Years	Committees of the WillScot Mobile Mini Board of Directors
• FTI Consulting, Inc. • Zurn Water Solutions • T. Rowe Price Group, Inc.	Audit Committee - Chair Compensation Committee

Erika T. Davis
Independent Director Since: 2022 Age: 59
Key Skills & Qualifications
& Leadership O Independence
6 Strategy     : Public Company
The Board believes Ms. Davis’ experience in Human Resources and various Operational and Administrative roles, as well as her leadership experience at large publicly traded companies in the areas of M&A integration, technology and customer-facing support, enables her to provide meaningful guidance to our Board.

Principal Occupation & Business Experience
Ms. Davis has served as Performance Food Group’s Executive Vice President & Chief Human Resources Officer since July 2019. Ms. Davis joined Performance Food Group after a 26-year career with Owens & Minor, a global healthcare services company. For nearly 20 of those years, she served in senior leadership roles including Chief Administrative Officer, Corporate Chief of Staff, and Senior Vice President for Administration & Operations and for Human Resources. Ms. Davis earned her undergraduate degree from the University of Richmond (VA) and holds a master’s in Public Administration from the University of North Carolina at Chapel Hill.

Other Public Company Directorships in the Last 5 Years	Committees of the WillScot Mobile Mini Board of Directors
None	Compensation Committee

Gerard E. Holthaus
Independent Director Since: 2017 Age: 74
Key Skills & Qualifications
& Leadership     O Independence 8 Finance
6 Strategy     : Public Company % Industry
The Board believes Mr. Holthaus’ executive leadership in our industry, including various CFO and CEO roles, risk and oversight, M&A, accounting and finance, corporate governance expertise, experience as a director of public and private companies, and knowledge of our Company enable him to provide meaningful guidance to our Board.

Principal Occupation & Business Experience
Mr. Holthaus serves as the Lead Independent Director of WillScot Mobile Mini. He served as Non-Executive Chairman of WillScot until the completion of the WillScot Mobile Mini merger and is the former Non-Executive Chairman of Algeco Scotsman Global S.á.r.l. Mr. Holthaus has served in various executive leadership positions, including CEO, CFO and/or Chairman of various companies in our industry. Mr. Holthaus is Non-Executive Chairman of the Board of FTI Consulting and the Baltimore Life Companies. Mr. Holthaus is a graduate of Loyola University Maryland.
Other Public Company Directorships in the Last 5 Years	Committees of the WillScot Mobile Mini Board of Directors
• FTI Consulting, Inc. • NESCO Holdings (former)	Nominating & Corporate Governance Committee - Chair Audit Committee

Natalia Johnson
Independent Director Since: 2023 Age: 46
Key Skills & Qualifications
& Leadership O Independence    % Industry
6 Strategy
The Board believes that Ms. Johnson’s leadership experience at large publicly-traded companies in the areas of digital and technological transformation, human capital, data science, risk management and operational strategy enables her to provide meaningful guidance to our Board.

Principal Occupation & Business Experience
Ms. Johnson joined the Board in August 2023 following a vacancy created by the Board’s decision to expand the Board from eight (8) to nine (9) directors. Ms. Johnson has served as Chief Administrative Officer of Public Storage since August 2020, having previously served as Chief Human Resources Officer from July 2016 to August 2020. Prior to joining Public Storage, Ms. Johnson spent 13 years in several leadership roles at Bank of America, most recently as SVP, Chief Operating Officer - Mortgage Technology. Earlier in her career, she held various management roles for Coca-Cola and San Cristóbal Insurance in her home country of Argentina. She holds a bachelor’s in Business Administration from Universidad Católica De Córdoba, Argentina.
Other Public Company Directorships in the Last 5 Years	Committees of the WillScot Mobile Mini Board of Directors
None	Audit Committee Compensation Committee

Erik Olsson
Independent Director Since: 2020 Age: 61
Key Skills & Qualifications
& Leadership O Independence    8 Finance
6 Strategy     : Public Company    % Industry
The Board believes Mr. Olsson’s extensive experience in our industry and adjacent businesses, global perspective, financial expertise, his leadership in M&A and related integration, forward-looking technology enablement, as well as his experience as a director and/or Chair of public companies, enable him to provide meaningful guidance to our Board.

Principal Occupation & Business Experience
Mr. Olsson became Mobile Mini’s Non-Executive Chairman of the Board on October 1, 2019, and has continued in this capacity for WillScot Mobile Mini since the completion of the WillScot Mobile Mini merger. Mr. Olsson previously served as CEO of Mobile Mini and as CFO, COO and CEO of RSC Equipment Rentals until its merger with United Rentals, Inc. He is Chairman of the board of Ritchie Brothers Auctioneers Incorporated and a member of the board of Dometic Group AB. Mr. Olsson also serves on the board of directors of St. Mary’s Foodbank Alliance. Mr. Olsson is a graduate of the University of Gothenburg, Sweden.
Other Public Company Directorships in the Last 5 Years	Committees of the WillScot Mobile Mini Board of Directors
• Dometic Group AB • RB Global, Inc. • Mobile Mini (until merger) • Pontem Corporation (former)

Rebecca L. Owen
Independent Director Since: 2021 Age: 62
Key Skills & Qualifications
& Leadership O Independence    8 Finance
6 Strategy     : Public Company
The Board believes Ms. Owen’s depth of knowledge of the storage, real estate, construction and adjacent markets, governance expertise, finance, risk and oversight experience, as well as her experience as a director of two public companies enable her to provide meaningful guidance to our Board.

Principal Occupation & Business Experience
Ms. Owen joined the WillScot Mobile Mini Board in November 2021. She serves as Chairman and founder of Battery Reef, LLC, a commercial real estate investment and management company. She has served in various leadership roles at Clark Enterprises, Inc., including as President and Chief Investment Officer of CEI Realty, Inc. and Chief Legal Officer of Clark Enterprises, Inc. Ms. Owen also serves on the board of Public Storage (NYSE: PSA). She previously served on WillScot’s board prior to the WillScot Mobile Mini merger as well as on the boards of Jernigan Capital, Inc. (formerly NYSE: JCAP) and Columbia Equity Trust, Inc. (formerly NYSE: COE). Ms. Owen also serves on the private boards of Carr Properties, a private office and residential REIT; the board of The Feil Organization, a commercial real estate investment and management company; and the Real Estate Investment Advisory Committee of ASB Capital Management, LLC. Ms. Owen received a Juris Doctorate from University of Chicago Law School and a Bachelor of Arts in Economics from Hamilton College. Further, Ms. Owen has been certified in Cybersecurity Oversight by Carnegie Mellon University.
Other Public Company Directorships in the Last 5 Years	Committees of the WillScot Mobile Mini Board of Directors
• Public Storage • Jernigan Capital, Inc.(former)	Compensation Committee Nominating & Corporate Governance Committee

Jeff Sagansky
Independent Director Since: 2017 Age: 72
Key Skills & Qualifications
& Leadership O Independence    8 Finance 6 Strategy     : Public Company
The Board believes Mr. Sagansky’s experience with mergers and acquisitions and capital markets, together with his experience as a senior executive and director of growth-oriented public and private companies, enables him to provide meaningful guidance to our Board.

Principal Occupation & Business Experience
Mr. Sagansky has served as a Director since November 2017 including as a Director of WillScot Mobile Mini since the completion of the WillScot Mobile Mini merger. Mr. Sagansky has served in various leadership positions with Paxson Communications, Sony Pictures, CBS Entertainment, and Tristar Pictures, to name a few. He was Chairman and CEO of Diamond Platinum Eagle Acquisition Corp., when the company effected a three-way merger with Draft Kings and SB Tech. Mr. Sagansky served as Chairman and CEO of Platinum Eagle Acquisition Corp. and as a director for several other publicly traded companies. He is a graduate of Harvard University.
Other Public Company Directorships in the Last 5 Years	Committees of the WillScot Mobile Mini Board of Directors
• Target Hospitality Corp.
• Screaming Eagle Acquisition Corp.
• Sharecare, Inc.
• Diamond Eagle Acquisition Corp.(former)
• Platinum Eagle Acquisition Corp.(former)
• Global Eagle Entertainment Inc. (former)
• Falcon Capital Acquisition Corp. (former)
Compensation Committee - Chair Nominating & Corporate Governance Committee
Michael W. Upchurch
Independent Director Since: 2020 Age: 63
Key Skills & Qualifications
& Leadership O Independence
6 Strategy      8 Finance
The Board believes Mr. Upchurch's leadership experience in business, management operations and finance, including his 15-year tenure as CFO, as well as his 34 years of leadership experience with publicly traded companies, including guiding large M&A transactions and navigating the related regulatory and integration regimes enables him to provide meaningful guidance to our Board.

Principal Occupation & Business Experience
Mr. Upchurch served as a Director of Mobile Mini beginning in February 2019 and has continued as a Director of WillScot Mobile Mini. He served as Executive Vice President and Chief Financial Officer for Kansas City Southern (“KCS”), a transportation holding company that has railroad investments in the U.S., Mexico and Panama linking the commercial and industrial centers of North America, prior to retiring in April 2023. Mr. Upchurch served as Chief Financial Officer at KCS since October 2008, having joined KCS in March 2008. Prior to KCS, Mr. Upchurch held various positions at Sprint, most recently as senior vice president – financial operations. He began his career as an accountant with Price Waterhouse. Mr. Upchurch is a certified public accountant and has a B.S. degree in Business Administration from Kansas State University.

Other Public Company Directorships in the Last 5 Years	Committees of the WillScot Mobile Mini Board of Directors
• Mobile Mini, Inc. (until merger)	Audit Committee Nominating & Corporate Governance Committee
Audit Committee
Members: Mark Bartlett (Chair), Gerard E. Holthaus, Natalia Johnson and Michael W. Upchurch
The Board has determined that each Audit Committee member is independent and otherwise qualifies as an Audit Committee member pursuant to applicable rules of the SEC and Nasdaq. The Board has determined that Mark S. Bartlett, Gerard E. Holthaus and Michael W. Upchurch each qualifies as an “audit committee financial expert” within the meaning stipulated by the SEC, based upon the education and experience described in their biography.
The Audit Committee’s primary responsibilities are to monitor: (i) the integrity of our financial statements and accounting and financial reporting processes; (ii) our compliance with legal and regulatory requirements; (iii) the independent auditor’s qualifications, performance, and independence; (iv) the performance of our internal audit and disclosure controls functions; (v) our risk management framework, and (vi) our policies and processes related to cybersecurity and data-protection threats.
In discharging these responsibilities, the Audit Committee, among other things: (i) selects, oversees, and retains our independent auditor; (ii) reviews and discusses the scope of the annual audit and written communications by our independent auditor to the Audit Committee and management; (iii) oversees our financial reporting activities, including the annual audit and the accounting standards and principles we follow; (iv) approves audit and non-audit services by our independent auditor and applicable fees; (v) reviews and discusses our periodic reports filed with the SEC; (vi) reviews and discusses our earnings press releases and communications; (vii) oversees our internal audit activities; (viii) oversees our disclosure controls and procedures and reviews our internal controls over financial reporting; (ix) monitors, reviews and discusses the Company’s risk management framework, consisting of a variety of potential risks such as cybersecurity, privacy, and ESG; (x) periodically reviews our policies and processes related to cybersecurity and data-protection threats, including assessment, identification and management of material risks, mitigation strategy, governance and incident reporting, and coordinates with the Board and management, as applicable, to provide oversight over the preparation of relevant disclosures, including those required by the new SEC cybersecurity rules; (xi) oversees the administration of our Code of Business Conduct and Ethics and other ethics policies; (xii) oversees and periodically reviews and edits our Whistleblower Policy; (xiii) reviews, discusses, and approves insider and affiliated person transactions; (xiv) administers the policy with respect to the hiring of former employees of our independent auditor; and (xv) with respect to all of the foregoing responsibilities, interfaces with management, the independent auditor, the internal audit department, and any other parties to discuss, review, and execute such responsibilities. In addition, the Audit Committee performs an annual self-evaluation, reviews its charter and recommends changes to the Nominating and Corporate Governance Committee for submission to the Board for approval, and prepares the Audit Committee report required to be included in our annual proxy statement.
Code of Business Conduct & Ethics
Our Board has adopted a Code of Business Conduct and Ethics (“Code of Business Conduct”), which applies to our directors, officers and employees, and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (“Code of Ethics”), which supplements our Code of Business Conduct and applies to our CEO, principal financial officer, principal accounting officer and controller. Copies of the Code of Business Conduct and the Code of Ethics are available online at http://www.willscotmobilemini.com/corporate-governance/governance-overview. If the Board grants a waiver under our Code of Business Conduct to any director, executive officer or senior financial officer, or we make any substantive amendment to the Code of Ethics or grant any waiver thereunder to a covered officer, we will promptly disclose the nature of the applicable waiver or amendment on our website.
Process for Recommending Directors
The Nominating and Corporate Governance Committee solicits and receives recommendations for potential director candidates from stockholders, management, directors and other sources. The Board will select nominees based on independence, character, ability to exercise sound judgment, diversity, age, demonstrated leadership, qualifications, skills, including financial literacy, experience in the context of the needs of the Board, and other relevant factors.
Each year, the Board (via the Nominating and Corporate Governance Committee) conducts a rigorous evaluation to help determine whether the Board and its committees are functioning effectively. In 2023, this effort included the engagement of an independent third-party evaluation firm to augment the Board’s annual evaluation and succession planning processes. The self-evaluation process solicits input from individual directors and provides an opportunity for directors to identify areas for improvement. Improvement areas may include the need for new skills and experiences, which helps guide the Board’s direction for specific skills, attributes and experiences needed to effectuate the Company’s strategy.
The Board values diversity of talents, skills, abilities and experiences and believes Board diversity of all types provides significant benefits to the Company. Our Corporate Governance Guidelines state that directors will be selected in the context of assessing the Board’s needs at the time and with the objective of ensuring diversity in the background, experience, and viewpoints of Board members. To assist in promoting diversity, the Board actively seeks and includes women and minority candidates in the pool of nominees when selecting new director candidates.
The Nominating and Corporate Governance Committee considers unsolicited inquiries and director candidates recommended by stockholders in the same manner as candidates from all other sources. Recommendations should be sent to the Corporate Secretary at 4646 E. Van Buren Street, Suite 400, Phoenix, Arizona 85008.
Delinquent Section 16(a) Reports
Based solely on a review of the reports filed for fiscal year ended December 31, 2023 and related written representations from reporting persons, we are not aware of any late or delinquent filings under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.    Executive Compensation
Director Compensation
Our director compensation program is designed to compensate non-executive directors fairly for their service and to align their interests with the long-term interests of our stockholders. Every other year, the Compensation Committee reviews the compensation level of our non-executive directors and makes recommendations to the Board. In 2022, the Committee engaged independent compensation consultant Pay Governance to evaluate the compensation program relative to the director compensation programs of our executive compensation peer group. Pay Governance found that our non-executive director annual retainer was below the peer group median, while other elements of pay (e.g., committee membership, and Board and committee leadership) are generally positioned between the 50th and 75th percentiles. Pay Governance advised that they expect increases in director pay, at median, of 3% to 5% for companies looking to maintain their competitive positioning. As a result, for 2023, Pay Governance recommended, and the Nominating and Corporate Governance Committee concurred and approved, an increase in our annual retainer to position our compensation at the 50th percentile of our peer group. In 2023, the annual compensation package for non-executive directors consisted of the following.

2023-Type of Fee	Amount ($)
Retainers
Non-Executive Chair Cash	$150,000
Non-Executive Chair Restricted Stock (one year vesting)	$185,000
Lead Independent Director Cash	$105,000
Lead Independent Director Stock (one year vesting)	$150,000
All Other Non-Executive Directors Cash	$80,000
All Other Non-Executive Directors Restricted Stock (one year vesting)	$150,000

Committee Chair / Member Cash Stipend
Audit Committee	$30,000 / 10,000
Compensation Committee	$22,500 / 7,500
Nominating and Corporate Governance Committee	$15,000 / 6,000
Meeting fees	$—
2023 Non-Employee Director Compensation Table
The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2023. Mr. Soultz is a member of the Board but does not receive any additional compensation for services provided as a director.

Director Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Mark S. Bartlett	$117,500	$150,000	$267,500
Sara R. Dial(3)	$—	$—	$—
Jeffrey S. Goble(3)	$—	$—	$—
Gerard E. Holthaus	$130,000	$150,000	$280,000
Natalia Johnson(4)	$60,000	$150,000	$210,000
Kimberly J. McWaters(3)	$—	$—	$—
Erik Olsson	$150,000	$185,000	$335,000
Rebecca L. Owen	$86,000	$150,000	$236,000
Jeff Sagansky	$108,500	$150,000	$258,500
Michael W. Upchurch	$90,000	$150,000	$240,000
Erika T. Davis	$87,500	$150,000	$237,500
(1) The amounts in this column represent annual cash retainers and fees paid during 2023.
(2) The amounts reflected in this column represent the aggregate grant date fair value of the restricted stock awards computed in accordance with Accounting Standards Codification Topic 718 (“ASC 718”). The grant date fair value of the stock awards under ASC 718 is calculated based on the number of shares of our Common Stock underlying the award, multiplied by the closing price of a share of our Common Stock on the date of grant. Furthermore, non-employee directors must retain their equity grants for 12 months before their equity grants will vest.
(3) Ms. Dial, Mr. Goble and Ms. McWaters ceased serving on the Board at the conclusion of the 2023 annual meeting.
(4) Ms. Johnson was appointed to the Board in August 2023.

The aggregate number of shares of restricted stock issued as director compensation that were outstanding and unvested as of December 31, 2023 held by each non-employee director (in their capacity as non-employee directors) was as follows:

Director	Number of Shares of Restricted Stock Unvested as of December 31, 2023
Mark S. Bartlett	3,523
Erika T. Davis	3,523
Gerard E. Holthaus	3,523
Natalia Johnson	3,463
Erik Olsson	4,345
Rebecca L. Owen	3,523
Jeff Sagansky	3,523
Michael W. Upchurch	3,523
Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis, or "CD&A," section describes the material elements of our executive officer compensation program and policies for 2023, and the principles and objectives of our decisions with respect to 2023 compensation for our named executive officers.
Executive Officers Covered by this Compensation Discussion and Analysis
In this CD&A, we provide information regarding our compensation policies and decisions relating to our Chief Executive Officer (“CEO”), President and Chief Financial Officer (“CFO”), Executive Vice President – Chief Legal & Compliance Officer & ESG (“CLO”), Executive Vice President – Chief Human Resources Officer (“CHRO”), Executive Vice President – Chief Information Officer (“CIO”) and Senior Vice President – Chief Accounting Officer (“CAO”). We refer to these executive officers as our “named executive officers” (“NEOs”). We intend this CD&A to provide information regarding, among other things, the overall objectives of our compensation program and each element of compensation that we provided to the NEOs.
The named executive officers for 2023 and their titles are listed in the following table:

Name	Age	Title
Bradley L. Soultz	54	Chief Executive Officer (CEO)
Timothy D. Boswell	45	President and Chief Financial Officer (CFO)
Hezron T. Lopez	52	Executive Vice President – Chief Legal & Compliance Officer & ESG (CLO)
Felicia K. Gorcyca	45	Executive Vice President – Chief Human Resources Officer (CHRO)
Graeme Parkes	51	Executive Vice President – Chief Information Officer (CIO)
Sally J. Shanks	47	Senior Vice President – Chief Accounting Officer (CAO)
Our Executive Compensation Program
We lease turnkey modular offices and portable storage units with furniture and appliances, or Value-Added Products, so that our customers are immediately productive, safe, and comfortable. We maximize value by safely and frugally growing lease revenue, driving units on rent, rate optimization, and Value-Added Products penetration to delight our customers, support our employees, and deliver outstanding returns to our stockholders. In 2023, WillScot Mobile Mini generated $2.36B of revenue, $1.06B of Adjusted EBITDA, $341.8M of income from continuing operations, and $576.6M of Free Cash Flow representing growth relative to 2022 of 10.4%, 20.1%, 23.7%, and 74.5%, respectively.(1) We progressed every growth initiative that management previously described at our 2021 Investor Day, and we achieved one of our milestones of $1B of Adjusted EBITDA in 2023.
(1) All metrics presented from continuing operations. Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. For a discussion of our use of non-GAAP financial measures, please see the “Reconciliation of Non-GAAP Financial Measures” section in Item 7 of this Annual Report on Form 10-K.
Our goal is to retain and attract experienced and talented executive officers and to motivate them to achieve our short-term and long-term financial, operational, and strategic objectives that produce and promote stockholder value. To achieve this goal, we strongly emphasize a culture of pay for performance to provide incentives and accountability for our executive officers in working toward the achievement of our objectives. Accordingly, we have designed our incentive compensation with the goal of ensuring that actual realized pay varies above, or below targeted compensation opportunity based on achievement of challenging performance goals and demonstration of meaningful individual commitment and contribution.

The table below outlines each of the principal elements of our executive compensation program:

Pay Element	Who Receives	When Granted	Form of Delivery	Type of Performance	Performance Period	How Payout Determined	2023 Performance Measures
Base Salary	All named executive officers	Bi-weekly	Cash	Short-term emphasis (fixed)	Bi-weekly	Pre-established at each payroll date	Individual
STIP	All named executive officers	Annually	Cash	Short-term emphasis (variable)	1 year	Pre-established formula	Adjusted EBITDA, Q4 Core Lease Revenue Delivered
Performance- Based RSUs	All named executive (cliff vesting) officers	Annually	Equity	Long-term emphasis (variable)	3 years	Pre-established formula	Relative TSR vs. S&P MidCap 400 Index
Time-Based RSUs	All named executive officers	Annually	Equity	Long-term emphasis (variable)	4 years (ratable annual vesting)	Stock price at each vesting date	Service Period
Key 2023 Compensation Actions
The elements of our total direct compensation, which consist of base salary, short-term cash incentive compensation and long-term equity incentive compensation, for our named executive officers and a summary of the actions that our Compensation Committee took during 2023 are set forth below.

Compensation Component	Link to Business and Talent Strategies	2023 Compensation Actions
Base Salary	•Competitive base salaries help attract and retain executive talent.
•The CEO’s merit based increase for 2023 was 4.6% and the merit based increases for the other NEOs for 2023 ranged from 4% to 13.9%, to reflect role and responsibility changes and increases, respectively; strong Company performance; and for improved alignment with market compensation levels.

Short-Term Cash Incentive (“STIP”) Compensation	•Focus executives on achieving annual financial results that are key indicators of annual financial and operational performance.	•Named executive officers earned annual cash incentive awards valued at 117.34% of target (Adjusted EBITDA payout above target; Q4 Core Lease Revenue Delivered below target).
Long-Term Equity Incentive Compensation
•2023 annual equity-based awards consisted of Performance-Based RSUs and Time-Based RSUs.
•Performance-Based RSUs are based on relative total shareholder return (TSR) over a 3-year period versus constituent companies in the S&P MidCap 400 Index.
•Time-Based RSUs provide focus on stock price growth and support and underpin our talent retention objectives

•The target annual equity award mix is 70% Performance-Based RSUs and 30% Time-Based RSUs for the CEO, CFO CLO and CHRO; and 65% Performance-Based RSUs and 35% Time-Based RSUs for all other named executive officers. For 2023, the Compensation Committee elected to increase the weighting of Performance-Based RSUs for Messrs. Lopez and Parkes and Ms. Shanks.
•Performance-Based RSUs are subject to a 3-year performance period (3 years following the grant date).
•Time-Based RSUs vest over four years, in equal annual installments.

Pay Mix is Majority Performance Based

2023 Pay Mix at Target
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
70%
18%
12%
61%
18%
21%
CEO
Other Name Executive Officers
Base Salary
Annual Performance Bonus
Long-Term Incentives

Emphasis on Performance-Based Elements of Compensation
It remains our firm belief that the majority of compensation of our senior executives should be based on our overall performance. A significant portion of our executives’ pay is incentive-based and therefore at risk. In 2023, as shown in the preceding chart, performance-linked components (Annual Performance Bonus (“STIP”) and long-term incentive compensation) were 88% of the CEO’s target total direct compensation opportunity, which we define as base salary, target STIP and target value of long-term incentive compensation, and 79% of the average target total direct compensation opportunity for the other named executive officers.

Our Governance Practices
The Compensation Committee reviews on an ongoing basis our executive compensation program to evaluate whether it supports our executive compensation philosophies and objectives and is aligned with stockholder interests. We also seek to implement strong corporate governance practices in other areas as well as compensation. Our compensation and other corporate governance practices include the following:

We do (✔)				We do not (X)
✔	Have pay for performance by structuring a significant percentage of target annual compensation in the form of variable, at-risk compensation	✔	Actively solicit feedback from our stockholders on compensation and governance matters	X	Offer compensation-related tax gross-ups
✔	Have pre-established performance goals that are aligned with creation of stockholder value	✔	Have Board oversight of ESG and other sustainability matters	X	Allow hedging, short sales, monetization, derivative and similar transactions of our securities by directors, officers or other employees, unless approved by the Board
✔	Have a comprehensive Code of Business Conduct, Code of Ethics, and Corporate Governance Guidelines	✔	Have Audit Committee and Compensation Committee oversight of the Company’s Enterprise Risk Management Program	X	Allow pledging of our securities by directors, officers or other employees
✔	Conduct annual market comparison of executive compensation against a relevant peer group	✔	Elect directors by majority vote	X	Pay dividends on unearned performance-based awards
✔	Have double-trigger vesting for equity awards in the event of a change in control	✔	Grant the Board and each committee express authority to retain outside advisors	X	Pay dividends on unvested Time-Based awards
✔	Have an equity plan dilution within market practices	✔	Split the roles of Chairman and Chief Executive Officer	X	Grant stock options with exercise prices less than the fair market values of our common stock on the grant date
✔	Have robust stock ownership guidelines for executives and Directors that reinforce alignment with stockholders	✔	Perform annual Board and committee self-evaluations	X	Reprice or buy-out underwater stock options without stockholder approval
✔	Have a recoupment policy that authorizes recovery of cash and equity incentive compensation and exceeds SEC regulations	✔	Perform an annual review of a CEO succession plan	X	Provide reload provisions in any stock option grant
✔	Have cash severance within market practices	✔	Perform an annual review of senior management succession planning	X	Provide defined benefit pension plans for executives
✔	Provide senior executives generally the same benefits as full-time employees	✔	Have a Nominating and Corporate Governance Committee with oversight over the Company’s governance framework	X	Have any significant perquisites
✔	Mitigate undue risks, particularly by annual review of plans, policies and practices	✔	Have oversight of the Company’s goals and objectives relating to human capital management, diversity and inclusion by the Compensation Committee
✔	Have an independent compensation consultant advising the Compensation Committee	✔	Have a Lead Independent Director
How We Determine Executive Compensation
Executive Compensation Philosophy
The Compensation Committee and the Board believe our executive compensation program should reward actions and behaviors that drive stockholder value creation. The Compensation Committee seeks to foster these objectives through a compensation system that focuses heavily on variable, performance-based incentives that create a balanced focus on our short-term and long-term financial, operational, and strategic goals. To that end, the Compensation Committee’s goal is to implement an executive compensation program that is built upon the following objectives:
•Attracting and Retaining the Right Talent. Executive compensation should be market-competitive to attract and retain highly motivated talent with a performance-driven mindset.
•Pay for Performance. A significant percentage of an executive’s compensation should be directly aligned with Company performance, with a balance between short-term and long-term performance.
•Alignment with Stockholder Interests. Our executives’ interests should be aligned with stockholder interests through the risks and rewards of stock ownership in the Company.
Oversight Responsibilities for Executive Compensation

Compensation Committee	•Establishes executive compensation philosophy and oversees human capital management strategy
•Approves incentive compensation and target performance expectations for the STIP and long-term incentive awards
•Reviews NEO compensation and approves all compensation actions for the NEOs, including base salary, target and actual STIP and long-term incentive awards
All Board Members
•Assess performance of the CEO and provide governance oversight for other executive compensation matters, including with regard to considering the results of “Say on Pay” votes, receiving and considering feedback on an on-going basis from stockholders and other sources regarding executive compensation, overseeing the application of stock ownership guidelines that are applicable to the CEO, and other similar responsibilities

Independent Compensation Consultant – Pay Governance
•Provides independent advice, research and analytical services on a variety of subjects to the Compensation Committee, including talent and retention, compensation of executive officers, nonemployee director compensation and executive compensation trends

•Participates in Compensation Committee meetings as requested and communicates with the Chair of the Compensation Committee between meetings

•Reports to the Compensation Committee, does not perform any other services for the Company, and has no economic or other ties to the Company or the management team that could compromise its independence or objectivity

CEO and Management
•Management, including the CEO, develops preliminary recommendations regarding compensation matters with respect to all NEOs, other than the CEO, and provides these recommendations to the Compensation Committee, which reviews its recommendations and makes the final decisions, with advice from its independent consultant, as appropriate
•Responsible for the administration of the compensation program once Compensation Committee decisions are finalized

Use of Market Data
In setting executive compensation, our Compensation Committee considers the competitive pay environment and seeks to ensure that our executives’ compensation opportunities are competitive with the market. For 2023, the Compensation Committee, working with its independent compensation consultant, Pay Governance, recommended a peer group of companies that would serve as a reference point when setting pay levels and understanding pay practices. This peer group was drawn from companies that aligned well with our business, our size (based on ROIC, growth, free cash flow, revenue, EBITDA, and market capitalization), our industry, our customer base, our national scope or similarity of distribution. The Compensation Committee also selected companies that may compete with us for talent, customers or both talent and customers.

The Compensation Committee reviews the peer group annually. In 2022, due to the merger of Duke Realty Corporation into Prologis the Compensation Committee (with advice from Pay Governance) approved the exit of Duke Realty from our peer group and the addition of Waste Connections, and approved the following peer group for use in setting compensation for 2023:

•Air Lease Corporation	• Iron Mountain Incorporated
•Americold Realty Trust	• Lamar Advertising Company (REIT)
•Cintas Corporation	• Republic Services, Inc.
•Clean Harbors, Inc.	• Stericycle, Inc.
•CubeSmart	• Triton International Limited
•Extra Space Storage Inc.	• UniFirst Corporation
•GATX Corporation	• United Rentals, Inc.
•GFL Environmental Inc.	• Waste Connections
•Herc Holdings Inc.
The group reflects the complexities of our business beyond that of a typical general rent organization, including our long-duration lease portfolio and emphasis on and expertise developing turnkey space and storage solutions. Our business also uses long-lived assets, due to our ability to lease a unit, renew and refurbish it upon return, and reuse it up to seven times over a 20- to 30-year period. Finally, as we continue to scale and grow our business, we updated the peer group to include larger peers than we had included in the past.
Because there is limited information on positions other than the CEO and CFO in the peer group data, the Compensation Committee also reviews data from national survey sources related to general industry when it considers the market competitiveness of named executive officer compensation levels or market practices. The Compensation Committee does not review the specific companies included in these surveys and the data presented to the Compensation Committee are general and not specific to any particular subset of companies.
The Compensation Committee does not target a specific competitive position versus the peer group or other survey data in determining the compensation of our named executive officers. Instead, the compensation practices of the peer group and the Company’s industry survey information are two data points that the Compensation Committee considers, in addition to pay for performance and the other principles of our compensation program, in seeking to establish compensation for our executive officers that best furthers our performance objectives and stockholder interests.
2023 Named Executive Officer Compensation Elements in Detail
Base Salaries
The Compensation Committee approved changes in NEO base salaries for 2023 based on an assessment of individual performance and to better align with market compensation levels and to reflect role and responsibility changes and increases, respectively, and strong Company performance. Base salary represents the fixed amount that we pay to each named executive officer for performing their normal duties and responsibilities. We determine the amount based on the NEO’s overall performance, level of responsibility and comparison to the peer group and other survey data. Based on these criteria, the Compensation Committee established the following 2023 base salaries for the NEOs:

Executive Officer	2023 Base Salary	2022 Base Salary	Year Over Year Change
Bradley L. Soultz	$979,440	$936,000	4.6%(1)
Timothy D. Boswell	$655,627	$624,000	5.1%(2)
Hezron T. Lopez	$546,000	$525,000	4.0%
Felicia K. Gorcyca	$450,000	N/A	N/A
Graeme Parkes	$436,800	$420,000	4.0%
Sally J. Shanks	$410,000	$360,000	13.9%(3)
(1) In 2023 the Board eliminated the annual automobile allowance from Mr. Soultz’s compensation and rolled a proportionate share of the allowance into his base compensation, which with his 4% annual increase resulted in a YoY change of 4.6%.
(2) In 2023 the Board eliminated the annual automobile allowance from Mr. Boswell’s compensation and rolled a proportionate share of the allowance into his base compensation, which with his 4% annual increase resulted in a YoY change of 5.1%.
(3) Following a competitive market review and based on individual performance, the Compensation Committee approved this base salary increase for Ms. Shanks in 2023.
Short Term Incentive Plan
Our annual STIP rewards employees for achieving critical business and financial goals that are key indicators of operational performance. The Compensation Committee establishes performance goals for the STIP at the beginning of each fiscal year.

Where minimum threshold performance targets are satisfied, annual incentive payments can range from 0% to 200% of the target award opportunity, based on performance relative to the performance goals, as determined by the Compensation Committee.
2023 STIP Target Award Percentages
The Compensation Committee reviews our STIP opportunities each year to ensure that they are competitive. For 2023, the Compensation Committee granted STIP awards to our named executive officers with the target levels expressed as the following percentages of the corresponding base salaries:

Executive Officer	2023 Target Percentage of Base Salary	2022 Target Percentage of Base Salary	Year Over Year Change
Bradley L. Soultz	150%	150%	0%
Timothy D. Boswell	125%	125%	0%
Hezron T. Lopez	90%	90%	0%
Felicia K. Gorcyca	75%	N/A	N/A
Graeme Parkes	75%	75%	0%
Sally J. Shanks	50%	50%	0%
2023 STIP Performance Goals and Actual Performance
The Compensation Committee undertook a rigorous review and analysis to establish the 2023 performance goals under the STIP. The Committee established the performance levels such that achieving threshold levels would represent minimum acceptable performance and achieving maximum levels would represent outstanding performance. The target performance goals aligned with our annual operating plan.
The Compensation Committee determined the 2023 STIP awards for our named executive officers using the following framework, with the STIP payout based on the Target/Payout Table that appears below:

Base Salary	X	Target Percentage	X	Financial Performance	=	Annual Cash Incentive Award

STIP Target/Payout Table
Financial Performance Achievement Percentage	Payout Percentage
Below 90%	0%
90%	50%
100%	100%
Above or equal to 120%	200%
Annual Cash Earned
For 2023, the Compensation Committee established the following financial goals and payout levels under the STIP:

Measure	Weighting	Rationale for Measure	Payout Range(2)
Adjusted EBITDA	70%(1)	Adjusted EBITDA reflects our operating performance and is a key measure for our investors. We calculate the measure on a semi-annual basis (with the first-half and second-half performance equally weighted at 35%).	50% - 200%
Q4 Core Lease Revenue Delivered	30%	Q4 Core Lease Revenue Delivered provides for clearer alignment and motivation to drive run-rate revenues headed into the subsequent plan year. The measure is derived coincidental with the annual budget process and represents a more stable, predictable and visible metric.	50% - 200%
(1) The weighting percentage may be lower for certain employees at the vice president level and below.
(2) Performance below 90% of the target performance goals results in a 0% payout.

The threshold, target and maximum performance and payout opportunities under the 2023 STIP (subject to interpolation between points), along with the actual performance achieved and related payout percentage, are set forth below:

	Weighting	Threshold	Target	Maximum	Actual	% of Target Achieved	Payout %
Payout %	100%	50%	100%	200%
Adjusted EBITDA – First Half ($ millions)	35%	$396.8	$440.9	$529.1	$507.7	115.2%	175.7%
Adjusted EBITDA – Second Half ($ millions)	35%	$501.7	$557.4	$668.9	$552.6	99.1%	95.7%
Q4 Core Lease Revenue Delivered ($ millions)	30%	$446.8	$496.5	$595.8	$471.2	94.9%	74.5%
Weighted Average Payout: 117.34%
Based on the achievement of the 2023 financial performance goals, the Compensation Committee approved the following STIP awards that our NEOs who were serving as of the last day of 2023 earned for 2023.

Executive Officer	Target STIP Opportunity	Payout % of Target	STIP Earned
Bradley L. Soultz	$1,469,160	117.34%	$1,723,971
Timothy D. Boswell	$819,534	117.34%	$961,674
Hezron T. Lopez	$491,400	117.34%	$576,628
Felicia K. Gorcyca	$337,500	117.34%	$231,021(1)
Graeme Parkes	$327,600	117.34%	$384,419
Sally J. Shanks	$205,000	117.34%	$240,555
(1) Ms. Gorcyca’s payout is pro-rated based on her hire date.
2023 Long-Term Incentive Awards

For 2023, for our annual grants, each of our named executive officers received a long-term equity incentive target grant denoted in terms of a dollar value, which we allocated between Performance-Based RSUs and Time-Based RSUs. We provide details on the types of equity awards we granted in the table below.

Annual Equity Award	Target Weighting	Rationale and Key Features
Performance-Based RSUs	70% for CEO, CFO, CLO and CHRO, 65% for all other NEOs
•Incentivize NEOs to achieve specific measurable stock price performance over a three-year performance period.
•Performance will be measured relative to constituent companies in the S&P MidCap 400 Index as of the date of grant.
•Earned shares vest and are issued at the end of the performance cycle and range from 0% for below threshold performance to 200% of the target number of shares for maximum performance.
•Additional Performance-Based RSU grants made to the NEOs had the effect of increasing the Performance-Based mix of the grants beyond 70% and 65%.

Time-Based RSUs	30% for CEO, CFO,CLO and CHRO, 35% for all other NEOs
•Align pay and Company performance as reflected in our stock price.
•Encourage retention of our executive officers’ services and promote ownership by our executives in Company stock.
•Time-Based RSUs vest in one-fourth installments at the end of each of the first four years following grant.

The Compensation Committee annually considers various alternative performance-based metrics including, but not limited to, financial return metrics such as ROIC. We believe sustained and improving financial returns correlate to long-term stockholder value creation. While ROIC is a critical financial metric for the Company and underpins our human and financial capital allocation decisions, we believe rTSR reflects both the effect of sustained and improving financial returns along with continued robust growth. The Performance-Based RSUs granted in 2023 are based solely on our TSR performance relative to the constituents in the S&P 400 MidCap Index. We believe that relative TSR aligns our NEOs’ long-term incentive compensation with our stockholders. In addition to relative TSR, the Committee also considers key financial metrics (e.g., ROIC, EBITDA) when sizing the awards for NEOs as the growth and improvement in these metrics is highly correlated to our stock price performance.

Below sets forth the 2023 LTIP performance thresholds (based on relative Total Shareholder Return) relative to constituent companies in the S&P MidCap 400 Index and corresponding payout for Performance-Based RSUs.

Financial Performance Achievement	Payout Percentage
<25th Percentile	0%
25th Percentile	50% (Threshold)
50th Percentile	100% (Target)
85th Percentile	200% (Maximum)
>85th Percentile	200%
The Compensation Committee approved the following grants of Performance-Based RSUs and Time-Based RSUs to our named executive officers for 2023:

Executive officer	Performance-Based RSUs					Time-Based RSUs

	Threshold Shares (#)	Target Shares (#)	Maximum Shares (#)	Award (#)	Target Value ($)(1)	Award (#)	Target Value ($)
Bradley L. Soultz	31,041	62,081	124,162	62,081	$ 3,150,000	26,606	$1,350,000
Timothy D. Boswell	12,416	24,832	49,664	24,832	$ 1,260,000	10,642	$540,000
Hezron T. Lopez	13,935	27,869	55,738	27,869	$ 1,414,073	5,912	$300,000
Felicia K. Gorcyca	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Graeme Parkes	11,841	23,681	47,362	23,681	$ 1,201,574	5,173	$262,500
Sally J. Shanks	6,640	13,279	26,558	13,279	$ 673,776	2,414	$122,500
(1)For 2023, the Compensation Committee, at the recommendation of Mr. Soultz, approved an increase to the weighting of the performance-based RSUs versus the target weighting noted above.
Other Compensation and Benefits
Employment Agreements & Individual Compensation Decisions
We have entered into employment agreements or compensation letters with each of our current named executive officers as summarized below.
The employment agreements or compensation letters do not provide for any gross-ups with respect to any excise tax imposed by Section 280G of the Code. In the event that any payments under the employment agreements or offer letters would subject the executive officer to the excise tax under Section 280G of the Code, the amounts payable to the executive officer will be reduced to the level at which the excise tax will not apply, but only if such reduction would result in a greater after-tax amount to the participating executive officer.
Bradley L. Soultz, Chief Executive Officer
Effective March 25, 2024, the Board approved an increase in salary for Mr. Soultz for 2024 to $1,018,618. He is eligible for a target short-term incentive bonus of $1,527,927, or 150% of his annual base salary, and annual long-term incentive awards with a target grant date value of $4,500,000, 30% in the form of Time-Based RSUs vesting ratably over four years and 70% in the form of Performance-Based RSUs vesting over three years. Mr. Soultz’s STIP and LTIP levels remained unchanged. The Board also eliminated the annual automobile allowance from Mr. Soultz’s compensation and rolled a proportionate share of the allowance into his base compensation so that at target the overall compensation paid would not exceed the actual allowance amount.
On March 1, 2020, in connection with the WillScot Mobile Mini merger, the Company entered into an employment agreement with Mr. Soultz, which became effective upon the completion of the merger. On September 8, 2021, we amended Mr. Soultz’s agreement to include an additional 48 months to end March 1, 2026. The amendment also extended the non-compete period from 12 to 24 months.
As of September 8, 2021, the amended agreement also contemplated an additional retention and performance incentive award consisting of a target number of 312,632 performance-based restricted stock units. The actual number of units that will vest and become unrestricted will be determined in accordance with the performance results as set in the agreement and may range from 0 to 750,000 units. The units will become vested and unrestricted on the vesting date, March 1, 2026. This performance-based grant had no intrinsic value at grant and would not become eligible to vest unless the Company’s share price reaches at least $42.50 during the performance period. The performance-based grant begins to qualify for vesting at $42.50 per share, with maximum earning potential if the share price exceeds $60.00 per share during the contract extension period. Related to the September 2021 Performance-Based RSU grants on February 10, 2023, the Compensation Committee ratified the stock price attainment, following the first of four annual test periods, each of which coincides with the 60 day average price following the Company’s filing of its third quarter results. The calculation was performed by FTI, which utilized share price thresholds as the primary performance criteria. Following such ratification, the Committee approved the earned but not vested equity associated with the September 2021 Performance-Based RSU grants. Mr. Soultz surpassed the attainment of the $45.00 per share threshold calculated as the share price over a period of 60 consecutive trading days following the filing of the Company’s third quarter results with an attainment of $46.40 per share.
Timothy D. Boswell, President and Chief Financial Officer
Effective March 25, 2024, the Board provided an increase in annual base salary for Mr. Boswell for 2024 to $681,852. He is eligible for a target short-term incentive bonus of $852,315, or 125% of his annual base salary, and annual long-term incentive awards with a target grant value of $1,800,000, 30% in the form of Time-Based RSUs vesting ratably over four years and 70% in the form of Performance-Based RSUs vesting over three years. Mr. Boswell’s STIP and LTIP levels remained unchanged. The Board also eliminated the annual automobile allowance from Mr. Boswell’s compensation and rolled a proportionate share of the allowance into his base compensation so that at target the overall compensation paid would not exceed the actual allowance amount.
On March 1, 2020, in connection with the WillScot Mobile Mini merger, the Company entered into an employment agreement with Mr. Boswell, effective as of March 1, 2020. On September 8, 2021, we amended Mr. Boswell’s agreement to include an additional 39 months to end July 1, 2026, after which point the agreement will automatically renew for successive one-year periods. The agreement also includes non-compete and employment non-solicitation provisions for 12 months post-termination of employment.
As of September 8, 2021, the amended agreement also contemplated an additional retention and performance incentive award consisting of a target number of 243,158 performance-based restricted stock units. The actual number of Restricted Stock Units that will vest and become unrestricted will be determined in accordance with the performance results as set in the agreement and may range from 0 to 583,334 units. The units will become vested and unrestricted on the vesting date, July 1, 2026. This performance-based grant had no intrinsic value at grant and would not become eligible to vest unless the Company’s share price reaches at least $42.50 during the performance period. The performance-based grant begins to qualify for vesting at $42.50 per share, with maximum earning potential if the share price exceeds $60.00 per share during the contract extension period. Related to the September 2021 Performance-Based RSU grants on February 10, 2023, the Compensation Committee ratified the stock price attainment, following the first of four annual test periods, each of which coincides with the 60 day average price following the Company’s filing of its third quarter results. The calculation was performed by FTI, which utilized share price thresholds as the primary performance criteria. Following such ratification, the Committee approved the earned but not vested equity associated with the September 2021 Performance-Based RSU grants. Mr. Boswell surpassed the attainment of the $45.00 per share threshold calculated as the share price over a period of 60 consecutive trading days following the filing of the Company’s third quarter results with an attainment of $46.40 per share.
Hezron T. Lopez, Executive Vice President – Chief Legal & Compliance Officer & ESG
Effective March 25, 2024, the Board provided an increase in annual base salary for Mr. Lopez for 2024 to $575,000. He is eligible for a target short-term incentive bonus of $575,000, or 100% of his annual base salary, and annual long-term incentive awards with a target grant value of $1,500,000, 30% in the form of Time-Based RSUs vesting ratably over four years and 70% in the form of Performance-Based RSUs vesting over three years.
On June 6, 2022, we entered into an amended and restated employment agreement with Mr. Lopez, effective June 3, 2022. The terms of the agreement, among other things, (a) extended Mr. Lopez’s employment term through June 3, 2027, with automatic one-year renewals thereafter, (b) updated Mr. Lopez’s title to Executive Vice President – Chief Legal & Compliance Officer & ESG, (c) provided for an annual base salary of $525,000 per calendar year, (d) provided for an annual target bonus opportunity of 90% of his base salary, (e) set the target grant value of Mr. Lopez’s annual equity award at $1,000,000, 70% of which shall be in the form of performance-based restricted stock units vesting over three years and 30% in the form of restricted stock units vesting over four years, (f) approved an annual allowance of $40,000 (g) eliminated the annual automobile allowance, (h) provided for severance payments in the event of a termination without Cause or for Good Reason or following a Change in Control (each as defined in the agreement) to include an amount equal to 1.5 times Mr. Lopez’s annual target bonus and continued base salary for 18 months, and (i) extended the non-compete period from 12 to 18 months.
Felicia K. Gorcyca, Executive Vice President – Chief Human Resources Officer
On June 26, 2023, we entered into an employment agreement with Ms. Gorcyca, which provides for annual base salary of $450,000. Effective March 25, 2024, the Board provided an increase in annual base salary for Ms. Gorcyca for 2024 to $468,000. She is eligible for a target short-term incentive bonus of $351,00 or 75% of her annual base salary, and annual long-term incentive awards with a target grant value of $750,000, 30% in the form of Time-Based RSUs vesting ratably over four years and 70% in the form of Performance-Based RSUs vesting over three years.
Under the terms of Ms. Gorcyca’s employment agreement, in the event of a termination without Cause or for Good Reason or following a Change in Control (each as defined in the agreement) to include an amount equal to 1 times Ms. Gorcyca’s annual target bonus and continued base salary for 18 months and sets a non-compete period of 24 months.
Graeme Parkes, Executive Vice President – Chief Information Officer
Effective March 25, 2024, the Board provided an increase in annual base salary for Mr. Parkes for 2024 to $454,272. He is eligible for a target short-term incentive bonus of $340,704, or 75% of his annual base salary, and annual long-term incentive awards with a target grant value of $750,000, 35% in the form of Time-Based RSUs vesting ratably over four years and 65% in the form of Performance-Based RSUs vesting over three years. The Compensation Committee made these increases with confidence given Mr. Parkes’ continued performance and strong stewardship of his duties.
On February 15, 2023, as a result of a market review of the position, responsibilities and compensation levels, we entered into an amended and restated employment agreement with Mr. Parkes. The terms of the agreement instituted a double trigger requirement in the event of a Change in Control and, among other things, (a) provided for severance payments in the event of a termination without Cause or for Good Reason or following a Change in Control to include an amount equal to 1 times Mr. Parkes’ annual target bonus and continued base salary for 18 months, (b) extended the non-compete period to 18 months, (c) provided for an annual target bonus opportunity of 75% of his base salary, and (d) set the target grant value of Mr. Parkes’ annual equity award at $750,000, 35% in the form of Time-Based RSUs vesting ratably over four years and 65% in the form of Performance-Based RSUs vesting over three years.
Sally J. Shanks, Senior Vice President – Chief Accounting Officer
Effective March 25, 2024, the Board provided an increase in annual base salary for Ms. Shanks for 2024 to $426,400,. She is eligible for a target short-term incentive bonus of $231,200, or 50%, of her annual base salary, and annual long-term incentive awards with a target grant value of $350,000, with 35% in the form of Time-Based RSUs vesting ratably over four years and 65% in the form of Performance-Based RSUs vesting ratably over three years. The Compensation Committee made these increases with confidence given Ms. Shanks’ continued performance and strong stewardship of her duties. The Board also eliminated the annual automobile allowance from Ms. Shanks’ compensation and rolled a proportionate share of the allowance into her base compensation so that at target the overall compensation paid would not exceed the actual allowance amount.
Perquisites
We made available all or some of the following perquisites to our named executive officers during 2023: premiums for life and supplemental individual disability insurance and an executive travel allowance for Mr. Lopez in the amount of $40,000(1). We reflect the aggregate incremental cost of these perquisites in the “All Other Compensation” column of the Summary Compensation Table. The Compensation Committee (and the Board related to Mr. Soultz) eliminated the annual automobile allowances for NEOs, effective in 2023 (a proportionate share of the allowance was added to base compensation so that, at target, the overall compensation paid would not exceed the actual allowance amount previously provided).
(1)Increased to $50,000 for 2024.
Other Benefits
Our named executive officers are eligible to participate in broad-based employee benefit plans, including a 401(k) plan and group health insurance, which are generally available to all U.S. salaried employees and do not discriminate in favor of our NEOs.
Compensation Governance Policies
Executive Officer Stock Ownership Guidelines
We maintain stock ownership guidelines for our executive officers with the following target ownership levels:

Executive Level	Target Ownership Level As Multiple of Base Salary(1)
Chief Executive Officer	6x
President & Chief Financial Officer	5x
Chief Legal Officer	3x
Other NEOs	2x
(1) For purposes of calculating stock ownership, vested stock are included in such calculation. Unvested equity is not included in such calculation.
We expect executive officers to meet their target ownership level by the later of the fifth anniversary of their appointment as an executive officer or November 1, 2028, which is the fifth anniversary of the effective date of the guidelines. We expect executive officers who have not achieved their target ownership level by the applicable deadline to retain 100% of their equity awards, including any net shares acquired upon any future vesting of restricted stock units and/or the exercise of stock options, net of an amount of shares sufficient to cover any taxes or exercise price due in connection with such equity awards, until they meet the target ownership level. Once an executive officer has met the target ownership level, we will deem the executive officer to have satisfied the target ownership level until such time as the executive officer disposes of any shares, after which we will remeasure compliance. As of the date of this Annual Report on Form 10-K, all of our executive officers either had met the target ownership level or had additional time to do so. Our Compensation Committee reviews annually the ownership levels for executive officers. We have also adopted stock ownership guidelines for our non-employee directors which we discuss above.
Securities Trading Policy (Hedging and Pledging Prohibited)
The Company’s Securities Trading Policy: (i) provides that prohibitions on short sales, hedging transactions, and monetization transactions apply not only to the Company’s officers and directors, but also to the Company’s employees; and (ii) makes clear that all officers, directors, and employees are prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan except as may be approved by the Board.
Compensation Recoupment Policy
During 2023, we modified our Compensation Recoupment Policy to comply with the SEC’s recently issued regulations and the stock exchange listing standards that implemented those regulations. Our policy as modified provides that, if we are required to prepare a qualifying accounting restatement, then, unless an exception applies, we will recover reasonably promptly the excess of (1) the amount of incentive-based compensation received by a person who served as a covered officer at any time during the applicable performance period during the three completed years immediately preceding the date we are required to prepare the accounting restatement over (2) the amount that would have been received had it been determined based on the restated financials.
Our policy also authorizes us to recover, reduce or cancel, incentive-based and equity compensation paid or awarded to, or earned by, covered officers if the officer has engaged in prohibited conduct that has caused, or might reasonably be expected to cause, significant reputational or financial harm to our Company.
Regulatory Considerations
Section 162(m) of the Internal Revenue Code of 1986 generally disallows a tax deduction to public corporations for compensation in excess of $1 million paid for any fiscal year to any covered employee. Covered employees generally include our named executive officers. Accordingly, the tax deduction we take for compensation paid to our NEOs may be limited by Code Section 162(m). The Compensation Committee nevertheless retains full discretion to award compensation that attracts, retains and rewards successful executive officers even if the deductibility of such compensation is limited. At the time of determining our executive compensation for 2023, we reviewed the tax impact of such compensation on us as well as on our executive officers. In addition, we reviewed the impact of our compensation program against other considerations, such as accounting impact, stockholder alignment, market competitiveness, effectiveness and perceived value to employees.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above, and based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and proxy statement relating to the 2024 annual meeting of shareholders.
Respectfully submitted,
Jeff Sagansky, Chair
Mark Bartlett
Erika T. Davis
Natalia Johnson
Rebecca L. Owen

Compensation Tables
Summary Compensation Table for Fiscal Year 2023
The following table shows for the fiscal years ended December 31, 2023, 2022 and 2021, compensation awarded or paid to, or earned by, the individuals who served as executive officers during 2023.

								Total
Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Options Awards	Non-Equity Plan Compensation(4)	All Other Compensation(5)

Bradley L. Soultz Chief Executive Officer	2023	$967,745	$—	$5,665,871	$—	$1,723,971	$34,062	$8,391,649
	2022	$934,615	$—	$5,103,737	$—	$2,517,372	$39,074	$8,594,799
	2021	$886,539	$—	$14,635,168	$—	$2,102,166	$36,727	$17,660,600

Timothy D. Boswell President and Chief Financial Officer	2023	$647,112	$—	$2,266,321	$—	$961,674	$30,355	$3,905,461
	2022	$623,077	$—	$2,041,503	$—	$1,398,540	$35,131	$4,098,252
	2021	$579,807	$—	$8,760,710	$—	$1,167,870	$509,160	$11,017,548

Hezron T. Lopez EVP, Chief Legal & Compliance Officer & ESG	2023	$540,346	$—	$2,237,453	$—	$576,628	$190,997	$3,545,425
	2022	$508,020	$—	$1,495,497	$—	$847,193	$51,292	$2,902,001
	2021	$460,961	$—	$1,275,016	$—	$707,460	$60,880	$2,504,318

Felicia K. Gorcyca EVP, Chief Human Resources Officer(6)	2023	$216,346	$—	$—	$—	$231,021	$9,659	$457,027
	2022	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2021	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Graeme Parkes EVP, Chief Information Officer (7)	2023	$432,277	$—	$1,908,803	$—	$384,419	$23,763	$2,749,262
	2022	$418,653	$—	$1,439,256	$—	$564,795	$16,590	$2,439,294
	2021	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Sally J. Shanks SVP, Chief Accounting Officer	2023	$396,538	$—	$1,045,656	$—	$240,555	$21,603	$1,704,353
	2022	$359,424	$—	$653,543	$—	$322,740	$33,203	$1,368,911
	2021	$338,295	$—	$531,234	$—	$269,509	$28,404	$1,167,442

(1) Amounts in this column represent the dollar value of base salary we paid to our named executive officers.
(2) Amounts in this column represent discretionary bonuses, retention bonuses and signing bonuses.
(3) Amounts in this column for 2023 represent the aggregate grant fair value calculated in accordance with ASC 718 with respect to restricted stock unit grants to our named executive officers in March under our 2023 Incentive Award Plan (“LTIP”). For the assumptions used in determining these values, see Note 1 to our 2023 audited financial statements contained in this Annual Report on Form 10-K.
(4) Amounts in this column represent payments under our STIP for 2023.
(5) Amounts in this column for 2023 are set forth in the table below.
(6) Ms. Gorcyca was appointed CHRO in June 2023.
(7) Mr. Parkes was not an NEO prior to 2022.

Name	Auto Allowance	Employer 401(k) Contributions	Life and Supplemental Individual Disability Insurance Premiums	Other Allowance	Relocation	Total
Bradley L. Soultz	$3,750	$14,850	$15,462	$—	$—	$34,062
Timothy D. Boswell	$3,750	$14,850	$11,733	$22	$—	$30,355
Hezron T. Lopez	$—	$14,850	$25,348	$40,000	$110,800	$190,997
Felicia K. Gorcyca	$—	$8,567	$1,092	$—	$—	$9,659
Graeme Parkes	$—	$14,850	$8,913	$—	$—	$23,763
Sally J. Shanks	$3,750	$14,850	$3,003	$—	$—	$21,603
Grants of Plan-Based Awards for Fiscal Year 2023
The following table sets forth information regarding all grants of plan-based awards that we made to our NEOs during 2023. The information supplements the disclosure of stock and non-equity incentive plan awards in the Summary Compensation

Table by providing additional details about these awards. Non-equity incentive plan awards are awards that are not subject to ASC 718 and are intended to serve as an incentive for performance to occur over a specified period.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (PSU)			Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) RSU Only	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Bradley L. Soultz	2/24/2023	$734,580	$146,916	$2,938,321	31,041	62,081	124,162	26,606			$5,665,871
Timothy D. Boswell	2/24/2023	$409,767	$819,534	$1,639,068	12,416	24,832	49,664	10,642			$2,266,321
Hezron T. Lopez	2/24/2023	$245,700	$491,400	$982,800	13,935	27,869	55,738	5,912			$2,237,453
Felicia K. Gorcyca(2)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A			N/A
Graeme Parkes	2/24/2023	$163,800	$327,600	$655,200	11,841	23,681	47,362	5,173			$1,908,803
Sally J. Shanks	2/24/2023	$102,500	$205,000	$410,000	6,640	13,279	26,558	2,414			$1,045,656
(1)Values are calculated in accordance with ASC 718
(2)Ms. Gorcyca did not receive equity award in 2023 due to her start date.
Outstanding Equity Awards at Fiscal 2023 Year-End
The following table presents certain information concerning equity awards that our named executive officers held as of December 31, 2023.

	Option Awards				Stock Awards
Name	Options Unexercised and Exercisable	Options Unexercised and Unexercisable	Option Exercise Price	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Bradley L. Soultz	408,497(2)		$13.60	March 20, 2028	108,594	$4,832,433	564,450	$25,118,025
Timothy D. Boswell	125,691(2)		$13.60	March 20, 2028	44,218	$1,967,701	334,335	$14,877,908
Hezron T. Lopez	N/A		N/A	N/A	20,895	$929,828	83,048	$3,695,636
Felicia K. Gorcyca	N/A		N/A	N/A	N/A	N/A	N/A	N/A
Graeme Parkes	1,301		$19.70	October 27, 2024	16,698	$743,061	70,224	$3,124,968
	6,070		$17.79	January 22, 2025
	12,859		$10.91	January 20, 2026
	24,092		$13.54	February 1, 2027
	20,981		$12.19	July 19, 2027
	9,739		$13.54	January 28. 2030
Sally J. Shanks	N/A		N/A	N/A	9,124	$406,018	37,677	$1,676,627
(1) Market value was calculated based upon the closing price of the shares of Common Stock on Nasdaq of $44.50 on December 29, 2023, the last trading day of the Company’s last completed fiscal year.
(2) Consists of stock options awarded on March 20, 2018. Each stock option represents the right upon vesting to buy one share of Common Stock.

Option Exercises and Stock Vested in Fiscal Year 2023

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Bradley L. Soultz	—	$—	276,545	$13,966,700
Timothy D. Boswell	—	$—	136,331	$6,772,410
Hezron T. Lopez	—	$—	50,766	$2,601,218
Felicia K. Gorcyca	N/A	N/A	N/A	N/A
Graeme Parkes	—	$—	6,268	$315,532
Sally J. Shanks	—	$—	12,865	$661,522
(1) Value for shares acquired on vesting are pre-tax value.
Potential Payments Upon Termination or Change in Control
The following table discloses potential payments and benefits under our compensation benefit plans and agreements with the named executive officers in each situation in the table below assuming that the termination of employment or change in control of our Company occurred on December 31, 2023, the last business day of our fiscal year, and that our Common Stock was valued at the closing market price as of December 29, 2023 of $44.5. The prorated bonus payout assumes full year exit maximum at December 31 of the year. The actual amount of payments and benefits can only be determined at the time of such a termination or change in control, and therefore the actual amounts would vary from the estimated amounts in the tables below. In addition, the amount of payments and benefits that named executive officers would actually receive may be materially less than the estimated amounts in the tables below because all such amounts in the tables below are on a pre-tax basis.
Descriptions of the circumstances that would trigger payments or benefits to the named executive officer, how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such plans and agreements, as well as other material assumptions we have made in calculating the estimated compensation, follow these tables.

Employment Agreement Provisions Relating to Termination of Employment or Change in Control

Name	Termination by Death ($)	Termination by Disability ($)	Termination by Company without Cause or by Executive for Good Reason ($)	Change in Control and Termination by Company without Cause or for Disability or by Executive for Good Reason ($)

Bradley L. Soultz
Severance	$979,440	$—	$4,897,201	$6,366,362
Pro Rata Bonus	$1,723,971	$1,723,971	$1,723,971	$1,723,971
Vesting of Stock Options	$—	$—	$—	$—
Vesting of Restricted Stock Units(1)	$29,950,458	$29,950,458	$35,138,512	$35,138,512
Insurance	$—	$15,087	$30,173	$30,173
Total	$32,653,896	$31,689,516	$41,789,857	$43,258,018

Timothy D. Boswell
Severance	$655,627	$—	$2,212,742	$4,589,390
Pro Rata Bonus	$961,674	$961,674	$961,674	$961,674
Vesting of Stock Options	$—	$—	$—	$—
Vesting of Restricted Stock Units(1)	$16,845,609	$16,845,609	$18,495,867	$18,495,867
Insurance	$—	$21,957	$32,935	$32,935
Total	$18,462,909	$17,829,239	$21,703,218	$24,079,866

Hezron T. Lopez
Severance	$546,000	$—	$1,556,100	$2,293,200
Pro Rata Bonus	$576,628	$576,628	$576,628	$576,628
Vesting of Stock Options	$—	$—	$—	$—
Vesting of Restricted Stock Units(1)	$4,625,464	$4,625,464	$5,871,324	$5,871,324
Insurance	$—	$23,608	$35,413	$35,413
Total	$5,747,092	$5,225,700	$8,039,465	$8,776,565

Felicia K. Gorcyca
Severance(2)	$—	$450,000	$787,500	$787,500
Pro Rata Bonus	$231,021	$231,021	$231,021	$231,021
Vesting of Stock Options	$—	$—	$—	$—
Vesting of Restricted Stock Units(1)	$—	$—	$—	$—
Insurance	$21,957	$—	$21,957	$21,957
Total	$231,021	$681,021	$1,040,478	$1,051,456

Graeme Parkes
Severance	$436,800	$—	$764,400	$982,800
Pro Rata Bonus	$384,419	$384,419	$384,419	$384,419
Vesting of Stock Options	$—	$—	$—	$—
Vesting of Restricted Stock Units(1)	$3,868,029	$3,868,029	$4,584,039	$4,584,039
Insurance	$—	$—	$—	$—
Total	$4,689,248	$4,252,448	$5,732,858	$5,951,258

Sally J. Shanks
Severance(3)	$—	$—	$307,500	$307,500
Pro Rata Bonus	$—	$—	$240,555	$240,555
Vesting of Stock Options	$—	$—	$—	$—
Vesting of Restricted Stock Units(1)	$—	$—	$—	$—
Insurance	$—	$—	$—	$—
Total	$—	$—	$548,055	$548,055
(1)Includes performance based RSU's at target performance.
(2)956,250 in the case of termination without cause.
(3) Only payable in the case of Termination by Company without Cause (with or without a Change in Control)

As discussed above under “Compensation Discussion and Analysis – Elements of Compensation - In Detail – Other Compensation and Benefits – Employment Agreements,” we have entered into employment agreements or compensation letters with each of our current named executive officers. Those agreements or compensation letters provide for severance and other benefits upon termination that are quantified in the table above. A summary of the provisions of the agreements or compensation letters relating to termination of employment is below.
Bradley L. Soultz, Chief Executive Officer
The Soultz Agreement provides that in the event of a termination of employment without Cause (as defined in the Soultz Agreement) or due to the delivery of a notice of non-renewal of the term by the Company or a resignation for Good Reason (as defined in the Soultz Agreement), in addition to Accrued Benefits (as defined in the Soultz Agreement), Mr. Soultz will be entitled to receive (i) a cash severance payment of his continued base salary for 24 months, (ii) a pro rata portion of the annual bonus he would have received based on actual performance, (iii) his full target annual bonus for the year of termination, (iv) continued vesting of any annual equity awards for 24 months and full vesting of the retention award and any annual equity awards granted within 24 months following the completion of the merger (based on actual performance, as applicable), (v) payments equal to the cost of continuing coverage under the Company’s health insurance plan for twelve months, and (vi) up to $25,000 in outplacement services. Mr. Soultz will be entitled to the same benefits in the event of a termination of employment without Cause or a resignation for Good Reason during the 30-month period following the completion of the merger or the 12-month period after any subsequent Change in Control (as defined in the Soultz Agreement), except that he will receive (i) a cash severance payment equal to 2x the sum of his base salary at the rate in effect at the time of termination and his target bonus for the year of termination, (ii) the cost of continuing coverage under the Company’s health insurance plan for 24 months, and (iii) any outstanding equity awards will immediately vest in full upon such termination.
Timothy D. Boswell, President and Chief Financial Officer
The Boswell Agreement provides that in the event of a termination of employment without Cause (as defined in the Boswell Agreement) or due to the delivery of a notice of non-renewal of the term by the Company or a resignation for Good Reason (as defined in the Boswell Agreement), in addition to Accrued Benefits (as defined in the Boswell Agreement), Mr. Boswell will be entitled to receive (i) a cash severance payment of his continued base salary for 18 months, (ii) a pro rata portion of the annual bonus he would have received based on actual performance, (iii) his full target annual bonus for the year of termination, (iv) continued vesting of any annual equity awards for 18 months and full vesting of the retention award and any annual equity awards granted within 24 months following the completion of the merger, (v) payments equal to the cost of continuing coverage under the Company's health insurance plan for 12 months, and (vi) up to $25,000 in outplacement services. Mr. Boswell will be entitled to the same benefits in the event of a termination of employment during the 30-month period following the completion of the merger or the 12-month period after any subsequent change in control, except that he will receive (i) a cash severance payment equal to the sum of his continued base salary for 18 months and his target bonus for the year of termination, (ii) the cost of continuing coverage under the Company's health insurance plan for 24 months, and (iii) any outstanding equity awards will immediately vest in full upon such termination. If Mr. Boswell's employment is terminated within three years of his relocation to Phoenix, Arizona, Mr. Boswell is also eligible for certain additional relocation benefits.
Hezron T. Lopez, Executive Vice President – Chief Legal & Compliance Officer & ESG
The Lopez Agreement provides that in the event of a termination of employment without Cause (as defined in the Lopez Agreement) or due to the delivery of a notice of non-renewal of the term by the Company or a resignation for Good Reason (as defined in the Lopez Agreement), in addition to Accrued Benefits (as defined in the Lopez Agreement), Mr. Lopez will be entitled to receive (i) a cash severance payment of his continued base salary for 18 months, (ii) a pro rata portion of the annual bonus he would have received based on actual performance, (iii) a lump sum equal to 1.5x the target bonus for the year of termination, (iv) any outstanding equity awards granted should continue to vesting for 18 months, (v) The Post-Merger Equity Award (as defined in the Lopez Agreement) shall immediately vest in full, (vi) cost of continuing coverage under the company’s health insurance plan for 18 months, and (vi) up to $25,000 in outplacement services. Mr. Lopez will be entitled to the same benefits in the event of a termination of employment without Cause or a resignation for Good Reason during the 30-month period following the completion of the merger or the 12-month period after any subsequent Change in Control (as defined in the Lopez Agreement), except that he will receive (i) a cash severance payment equal to 1.5x the sum of his base salary at the rate in effect at the time of termination and his target bonus for the year of termination, (ii) the cost of continuing coverage under the Company’s health insurance plan for 18 months, and (iii) any outstanding equity awards will immediately vest in full upon such termination. If Mr. Lopez’ employment is terminated within three years of his relocation to Phoenix, Arizona, Mr. Lopez is also eligible for certain additional relocation benefits.
Felicia K. Gorcyca, Executive Vice President – Chief Human Resources Officer
The Gorcyca Agreement provides that in the event of a termination of employment without Cause (as defined in the Gorcyca Agreement) or due to the delivery of a notice of non-renewal of the term by the Company or a resignation for Good Reason (as defined in the Gorcyca Agreement), in addition to Accrued Benefits (as defined in the Gorcyca Agreement), Ms. Gorcyca will be entitled to receive (i) a cash severance payment of her continued base salary for either (x) 18 months for termination without Cause or due to the delivery of a notice of non-renewal of the term by the Company, or (y) 12 months for resignation for Good Reason, (ii) a pro rata portion of the annual bonus she would have received based on actual performance, (iii) a lump sum equal to 1x the target bonus for the year of termination, (iv) any outstanding equity awards granted should continue to vesting for 18 months, and (v) cost of continuing coverage under the company’s health insurance plan for 12 months. Ms.

Gorcyca will be entitled to the same benefits in the event of a termination of employment without Cause or a resignation for Good Reason during 12-month period after any subsequent Change in Control (as defined in the Gorcyca Agreement), except that she will receive (i) any outstanding equity awards will immediately vest in full upon such termination, (ii) the Continued Coverage Payment (as defined in the Gorcyca Agreement) shall be equal to 18 months following termination and shall be paid in a lump sum; and (iii) the incremental Cash Severance Payment (as defined in the Gorcyca Agreement) shall be paid in a lump sum.
Graeme Parkes, Executive Vice President – Chief Information Officer
The Parkes Agreement, effective February 1, 2023, provides that in the event of a termination of employment without Cause (as defined in the Parkes Agreement) or due to the delivery of a notice of non-renewal of the term by the Company or a resignation for Good Reason (as defined in the Parkes Agreement), in addition to Accrued Benefits (as defined in the Parkes Agreement), Mr. Parkes will be entitled to receive (i) a cash severance payment of his continued base salary for 12 months in the event of resignation for Good Reason or 18 months in the event of termination without Cause, respectively, (ii) a pro rata portion of the annual bonus he would have received based on actual performance, (iii) a lump sum equal to 1x the target bonus for the year of termination, (iv) any outstanding equity awards granted will continue to vest during the severance period (v) payments equal to the cost of continuing coverage under the Company's health insurance plan for 18 months. Mr. Parkes will be entitled to the same benefits in the event of a termination of employment without Cause or a resignation for Good Reason during the 12-month period after a Change in Control (as defined in the Parkes Agreement), except that he will receive (i) a lump sum cash severance payment equal to 18 months of base salary, (ii) the cost of continuing coverage under the Company’s health insurance plan for 18 months, and (iii) any outstanding equity awards will immediately vest in full upon such termination.
Sally J. Shanks, Senior Vice President – Chief Accounting Officer
Under Ms. Shanks’s compensation letter, if we terminate her employment without cause, we will pay Ms. Shanks nine months’ base salary plus a pro rata STIP award. Ms. Shanks will also be eligible for health benefits continuation for up to one year.
Equity Plan Provisions Relating to Termination of Employment and Change in Control
Our named executive officers hold equity-based awards granted under our LTIP. The LTIP and the award agreements entered into with our NEOs with respect to their awards provide for “double trigger” vesting on a change in control such that, if a change in control occurs and the NEO’s employment is terminated by us without cause or by the NEO for good reason within 12 months after the change in control, then the award will immediately become vested in full.
Risk Considerations and Review of Executive Compensation Practices
The Compensation Committee conducts an annual risk assessment of our compensation policies and practices for employees, including those related to our executive compensation program. As part of the risk assessment, the Compensation Committee reviews our compensation program for design features that have been identified as having the potential to encourage excessive risk-taking. Based on this review, the Compensation Committee has determined that, for all employees, our compensation program does not encourage excessive risk. The Compensation Committee, with the assistance of independent advisors, intends to continue on an on-going basis a process of reviewing our compensation policies and program to ensure that our compensation program and risk mitigation strategies continue to discourage imprudent risk-taking activities.
2023 CEO to Median Employee Pay Ratio
In accordance with SEC rules, the Company is required to determine the ratio of the CEO’s annual total compensation (under the Summary Compensation Table definition) to that of the Company’s median employee. Set forth below is the annual total compensation of our median employee, the annual total compensation of Mr. Soultz and the ratio of those two values for the year ended December 31, 2023:
•The annual total compensation of the employee identified as the median employee of the Company (other than our CEO) was $68,433
•The annual total compensation of Mr. Soultz as disclosed in the Summary Compensation Table above was $8,391,150 and
•The ratio of the annual total compensation of Mr. Soultz to the annual total compensation of our median employee was 122.6.
In determining the median employee for 2023, we used our employee population as of December 31, 2023, and, in accordance with SEC rules, excluded the CEO to arrive at the median employee consideration pool. We then measured compensation for this population based on gross wages for the period January 1, 2023 to December 31, 2023. We also annualized gross wages for those employees who were not employed for the full January 1, 2023 to December 31, 2023 period. International employee pay was converted to U.S. dollars using the applicable exchange rates at the close of business on December 31, 2023.
We calculated 2023 annual total compensation for our median employee using the same methodology that we use to determine our CEO’s annual total compensation for the Summary Compensation Table.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Pay Versus Performance Disclosure
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between compensation actually paid to our Named Executive Officers (NEOs) and certain financial performance metrics of the Company using a methodology that has been prescribed by the SEC.
As discussed in our Compensation Discussion and Analysis, our pay-for-performance philosophy aligns our executive officers’ compensation with our short-term and long-term objectives as well as emphasizing stockholder value creation. While the Compensation Committee did not use the information provided below to determine compensation for our NEOs for 2023, the results are aligned with this philosophy. We have grown Adjusted EBITDA from continuing and discontinued operations, the primary metric of our short-term cash incentive plan, from $534 million in 2020 to $740 million in 2021 to $970 million in 2022 and further to $1.06 billion in 2023, year-over-year increases of 39%, 31% and 10%, respectively. Our stockholders have seen a return of 141% over this four-year period; outperforming both our indexed peer group and the broader S&P 400 Index. In turn, our NEOs’ compensation, which is primarily equity-based, has appreciated compared to the values when they were first awarded, though the figures below do not represent compensation actually realized. Compensation actually paid (CAP) has been determined under the SEC-defined methodology. However, for equity-based compensation, in addition to equity that has vested in the applicable year, CAP includes the change in fair value for unvested awards. Importantly, these unvested award values have not actually been earned or realized by the executives. For Messrs. Soultz and Boswell, CAP values include the special one-time performance-based RSU awards granted in 2021, which have served to both retain and motivate them thus far in the execution of our long-term strategic plan. The awards were made on September 7, 2021, at a share price of $29.20 and as of December 31, 2023, our share price was $44.50, a 52% increase. Any earned performance-based RSUs awards related to this grant will not vest until 2026.

Fiscal Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1)(2)	Average Summary Compensation Table Total for non-PEO NEOs(1)	Average Compensation Actually Paid to non-PEO NEOs(1)(2)	Value of Initial Fixed $100 Investment Based on:		Net Income ($ millions)	Adjusted EBITDA(4) ($ millions)
					Total Shareholder Return	Peer Group Total Shareholder Return(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2023	$8,391,649	$4,663,073	$2,472,305	$1,619,849	$240.67	$191.45	$476	$1,061
2022	$8,594,799	$20,813,067	$2,444,495	$4,501,198	$244.29	$149.43	$340	$970
2021	$17,660,600	$47,137,307	$4,713,100	$8,546,475	$220.88	$161.27	$160	$740
2020	$6,276,605	$9,893,532	$2,009,027	$3,024,177	$125.31	$114.85	$74	$534
(1) Our principal executive officer (PEO) for 2020-2023 is Mr. Soultz. The non-PEO named executive officers reflected in columns (d) and (e) include the following individuals: Mr. Boswell (2020-2023), Mr. Lopez (2020-2023), Ms. Shanks (2020-2023), Mr. Parkes (2022-2023), Ms. Gorcyca (2023) Christopher J. Miner (2020-2022), and Kelly Williams (2020-2021).
(2) The following amounts were deducted from / added to Summary Compensation Table (SCT) total compensation in accordance with the SEC-mandated adjustments to calculate Compensation Actually Paid (CAP) to our principal executive officer (PEO) and average CAP to our non-PEO named executive officers. The fair value of equity awards was determined using methodologies and assumptions developed in a manner substantively consistent with those used to determine the grant date fair value of such awards.

PEO SCT Total to CAP Reconciliation

Fiscal Year	2020	2021	2022	2023
SCT Total	$6,276,605	$17,660,600	$8,594,799	$8,391,649
- Change in Actuarial Present Value of Pension Plans Reported in Fiscal Year	$—	$—	$—	$—
+ Service Cost of Pension in Fiscal Year	$—	$—	$—	$—
+ Prior Service Cost of Pension in Fiscal Year	$—	$—	$—	$—
- Grant Date Fair Value of Stock Awards Granted in Fiscal Year	$(3,593,204)	$(14,635,168)	$(5,103,737)	$(5,665,871)
+ Fair Value at Fiscal Year-End of Outstanding Unvested Stock Awards Granted in Fiscal Year	$6,223,671	$30,020,871	$8,174,053	$4,131,113
± Change in Fair Value of Outstanding Unvested Stock Awards Granted in Prior Fiscal Years	$2,694,702	$13,368,813	$10,303,770	$(3,668,762)
+ Fair Value at Vesting of Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	$—	$—	$—	$—
± Change in Fair Value as of Vesting Date of Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	$(1,708,241)	$722,191	$(1,155,818)	$1,474,944
- Fair Value as of Prior Fiscal Year-End of Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	$—	$—	$—	$—
+ Dividends Accrued During Fiscal Year	$—	$—	$—	$—
Compensation Actually Paid	$9,893,532	$47,137,307	$20,813,067	$4,663,073
Non-PEO NEO Average SCT Total to Average CAP Reconciliation

Fiscal Year	2020	2021	2022	2023
Average SCT Total	$2,009,027	$4,713,100	$2,444,495	$2,472,305
- Change in Actuarial Present Value of Pension Plans Reported in Fiscal Year	$—	$—	$—	$—
+ Service Cost of Pension in Fiscal Year	$—	$—	$—	$—
+ Prior Service Cost of Pension in Fiscal Year	$—	$—	$—	$—
- Grant Date Fair Value of Stock Awards Granted in Fiscal Year	$(1,212,320)	$(3,314,083)	$(1,356,246)	$(1,491,647)
+ Fair Value at Fiscal Year-End of Outstanding Unvested Stock Awards Granted in Fiscal Year	$2,148,971	$5,205,205	$1,831,987	$1,066,149
± Change in Fair Value of Outstanding Unvested Stock Awards Granted in Prior Fiscal Years	$197,467	$1,491,613	$1,623,529	$(633,986)
+ Fair Value at Vesting of Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	$—	$147,770	$208,160	$—
± Change in Fair Value as of Vesting Date of Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	$(118,969)	$302,869	$(250,726)	$207,028
- Fair Value as of Prior Fiscal Year-End of Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	$—	$—	$—	$—
+ Dividends Accrued During Fiscal Year	$—	$—	$—	$—
Average Compensation Actually Paid	$3,024,177	$8,546,475	$4,501,198	$1,619,849
(i) Certain of Mr. Williams’ equity awards were modified in February 2021 as part of his Separation and Release Agreement, consistent with his employment agreement. The rules prescribed by the SEC did not specify how compensation actually paid should reflect the incremental fair value expense recorded in connection with the modification and reported in the “Stock Awards” column. As compensation actually paid is meant to track the value of an equity award over the course of its vesting period, we are not adding any additional fair value when calculating the “Change in Fair Value as of Vesting Date of Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year” as we believe this methodology best reflects the value of the award to Mr. Williams.

(3) The Peer Group for which Total Shareholder Return is provided in column (g) for each listed fiscal year consists of the constituent companies in the S&P MidCap 400 Index listed as our compensation benchmarking peer group in the Compensation Discussion & Analysis for fiscal year 2023. In 2023, Waste Connections, Inc. was added to the peer group and Duke Realty Corporation was removed as further described in the “Use of Market Data” section of our Compensation Discussion and Analysis section for fiscal year 2022.

The table below compares the indexed TSR of the current and prior Peer Group.

Year	Peer Group used in prior year	Peer Group used in current year
2023	$192	$199
2022	$149	$152
2021	$161	$166
2020	$115	$115
(4) Adjusted EBITDA is a non-GAAP financial measure and represents Adjusted EBITDA from continuing and discontinued operations at budgeted foreign exchange rates. For a discussion of our use of non-GAAP financial measures, please see the “Reconciliation of Non-GAAP Financial Measures” section in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
CHARTS OF CAP VERSUS PERFORMANCE METRICS
The chart below illustrates the relationship between the PEO and average Non-PEO CAP amounts and the Company’s and Peer Group’s TSR during the period 2020-2023.

The charts below illustrate the relationship between the PEO and Non-PEO CAP amounts and the Company’s Net Income and Adjusted EBITDA during the period 2020-2023.
TABULAR LIST OF MOST IMPORTANT PERFORMANCE MEASURES
The three items listed below represent the most important performance metrics we used to determine CAP for 2023 as further described in our Compensation Discussion and Analysis (CD&A) within the sections titled “Short-Term Incentive Plan” and “2023 Long-Term Incentive Awards.”

Most Important Financial Measures
•Adjusted EBITDA •Stock Price •Relative TSR

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership
The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 14, 2024, by each person who is the beneficial owner of more than 5% of our Common Stock; each of our NEOs and Directors; and all of our executive officers and Directors as a group. The beneficial ownership of our Common Stock is based on 189,970,639 shares of our Common Stock issued and outstanding as of February 14, 2024.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. To our knowledge, no shares of Common Stock beneficially owned by any executive officer or Director have been pledged as security.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares	%
Directors and Executive Officers(1)
Bradley L. Soultz(2) (3)	1,010,986	*
Timothy D. Boswell(2) (4)	347,895	*
Hezron T. Lopez(2)	30,147	*
Felicia K. Gorcyca	—	*
Graeme Parkes(2) (5)	124,403	*
Sally J. Shanks(2)	25,263	*
Erik Olsson(6)	1,324,840	*
Gerard E. Holthaus(7)	402,294	*
Mark S. Bartlett(7)	146,077	*
Jeff Sagansky(7)	2,495,905	1.3%
Michael W. Upchurch(7)	36,541	*
Rebecca L. Owen(7)	31,147	*
Erika T. Davis(7)	9,836	*
Natalia Johnson(7)	3,463	*
All executive officers and directors as a group	5,988,797	3.2%

Five Percent Holders(8)
The Vanguard Group, Inc.(9)	17,516,434	9.2%
Fidelity Management & Research Company LLC(10)	11,860,827	6.2%
BlackRock, Inc.(11)	11,553,229	6.1%
T. Rowe Price Associates, Inc.(12)	11,220,134	5.9%
(*) Less than one percent
(1) Beneficial ownership is determined in accordance with the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options or warrants that are currently exercisable or exercisable within 60 days. Unless otherwise noted, the business address of each stockholder listed above is 4646 E. Van Buren Street, Suite 400, Phoenix, Arizona 85008.
(2) Does not include any unvested stock options, Performance-Based RSUs or Time-Based RSUs granted under the Plan, all of which are subject to forfeiture.
(3) Includes 530,601 shares held in an irrevocable trust of which Mr. Soultz is the sole trustee and 408,497 vested options held in a different irrevocable trust of which Mr. Soultz’s spouse is a co-trustee.
(4) Includes 125,691 vested options.
(5) Includes 75,042 vested options.
(6) Includes 4,345 unvested restricted shares of our Common Stock that are subject to forfeiture, which were granted to Mr. Olsson in June 2023 as part of our annual non-executive director compensation program.

(7) Includes 3,523 unvested restricted shares of our Common Stock that are subject to forfeiture, which were granted to Mr. Holthaus, Mr. Bartlett, Mr. Sagansky, Ms. Owen, Ms. Davis and Mr. Upchurch in June 2023, and includes 3,463 unvested restricted shares of our Common Stock that are subject to forfeiture, which were granted to Ms. Johnson as part of our annual non-executive director compensation program.
(8) Beneficial Ownership for stockholders with 5% or more ownership is based the most recently available 13G filings.
(9) According to a Schedule 13G/A filed February 13, 2024, on behalf of The Vanguard Group. The Vanguard Group has beneficial ownership over the shares reported. The Vanguard Group has shared voting power with respect to 72,696 shares, and sole and shared dispositive power with respect to 17,236,886 shares and 279,548 shares, respectively. The business address of this stockholder is 100 Vanguard Blvd., Malvern, PA 19355.
(10) According to a Schedule 13G/A filed February 9, 2024, on behalf of Fidelity Management & Research Company. Fidelity Management & Research Company has beneficial ownership over the shares reported. Fidelity Management & Research Company has sole voting power with respect to 11,853,707 shares and sole dispositive power with respect to 11,860,827 shares. The business address of this stockholder is 245 Summer Street, Boston, Massachusetts 02210.
(11) According to a Schedule 13G/A filed January 29, 2024, on behalf of BlackRock, Inc. BlackRock, Inc. has beneficial ownership over the shares reported. BlackRock, Inc. has sole voting power with respect to 10,726,632 shares and sole dispositive power with respect to 11,553,229 shares. The business address of this stockholder is 50 Hudson Yards, New York, NY 10001.
(12) According to Schedule 13G filed February 14, 2014, on behalf of T. Rowe Price Associates, Inc. T. Rowe Price Associates, Inc. has beneficial ownership over the shares reported. T. Rowe Price Associates, Inc. has sole voting power with respect to 2,496,152 shares and sole dispositive power with respect to 11,211,516 shares. The business address of this stockholder is 100 E. Pratt Street, Baltimore, MD 21202.

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
The following table sets forth information as of December 31, 2023 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected the first column)
Equity compensation plans approved by security holders	3,630,394	(1)	$13.60	(2)	3,197,415
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	3,630,394		$13.60		3,197,415
(1) Includes (a) 0.5 million stock options, (b) 0.6 million restricted stock units and 2.4 million performance-based restricted stock units based on relative total stockholder return ("TSR") attainment levels at December 31, 2023, and (c) 0.03 million restricted stock awards issued to non-employee directors.
(2) The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted stock units, performance-based restricted stock units or restricted stock awards in the first column.
In connection with the Merger, on July 2, 2020, we converted Mobile Mini's outstanding fully vested stock options to 7,361,516 WillScot Mobile Mini stock options using a conversion ratio of 2.405. As of December 31, 2023, 829,246 options were outstanding and exercisable; each option is exercisable for one share of Common Stock. The weighted average exercise price of the outstanding options was $12.86 as of December 31, 2023. These options are not included in the table above as they were not issued under the incentive award plans.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Director Independence
Nasdaq listing rules require a majority of our Board to be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
Our Board annually makes an affirmative determination regarding the independence of each director based upon the recommendation of the Nominating and Corporate Governance Committee and pursuant to the standards in our Corporate Governance Guidelines. Applying these standards, the Board has affirmatively determined that Messrs. Bartlett, Holthaus, Olsson, Sagansky, and Upchurch, and Mmes. Davis, Johnson, and Owen are “independent directors”. The Board has determined that Mr. Soultz is not an “independent director” due to his role as CEO of the Company. The Board determined that Erik Olsson (Chairman of the Board) is an independent director under applicable NASDAQ and SEC rules on the basis that his prior employment was with Mobile Mini prior to our merger, and that employment ceased three and one-half years ago. Furthermore, the size, scale and scope of the Company’s business have significantly changed since Mr. Olsson led Mobile Mini. Additionally, the board membership of the Company and the executive leadership’s members and structure is such that Mr. Olsson is not in a position to create a conflict of interest among himself and prior Mobile Mini leadership and the present management of the Company.
In making these determinations, the Board considered the following factors, among others: (i) the ownership positions and contractual arrangements of our Board members and their affiliates with our Company; (ii) the corporate governance and other policies adopted by the Board to help avoid conflicts and potential conflicts of interest; (iii) the contractual arrangements and annual payments between our Company and other companies upon which our directors also serve as directors; and, (iv) the alignment of the long-term interests of the stockholders that appointed our Board members with the long-term interests of our other stockholders.

ITEM 14.    Principal Accounting Fees and Services
Audit Fees & Approval Process
The Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in compliance with the Sarbanes-Oxley Act and the SEC rules regarding auditor independence. These services may include audit services, audit-related services, tax services and all other services. Proposed services may either be pre-approved without consideration of specific case-by-case services by the Audit Committee or require the specific pre-approval of the Audit Committee. Unless a type of service has received general pre-approval, it will require specific pre-approval if it is to be provided by the Company’s independent registered public accounting firm, Ernst & Young LLP (“EY”). Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval.
Pre-approval fee levels or budgeted amounts for all services to be provided by EY are established annually by the Audit Committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the Audit Committee. The Audit Committee may delegate either type of approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated to its Chair the authority to pre-approve any permissible non-audit services with a fee of $50,000 or less.
In 2023, all of the services were approved by our Audit Committee or, if applicable, the Committee Chair.

Independent Registered Public Accounting Firm Fee Information
Fees for professional services provided by our independent registered public accounting firm, EY, included the following:

	2023	2022
Audit(1)	$3,518,090	$3,671,492
Audit-Related	$—	$—
Tax Compliance(2)	$—	$—
Tax Planning(3)	$231,581	$159,873
All Other	$—	$—

(1) Audit fees include, without limitation, fees billed for professional services rendered for the audit of annual financial statements, including certain required statutory audits, support of acquisitions and divestitures accounting, and ongoing M&A activity; the review of interim financial statements; and, comfort letters and consents.
(2) Tax compliance fees include, without limitation, fees billed for tax services rendered for the review of tax returns.
(3) Tax planning fees include, without limitation, fees billed for tax services rendered for routine tax advisory services.

PART IV
ITEM 15.    Exhibit and Financial Statement Schedules
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
2.1
Agreement and Plan of Merger, dated as of January 28, 2024, by and among WillScot Mobile Mini Holdings Corp., Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC, and McGrath RentCorp (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed January 29, 2024)

3.1
Amended and Restated Certificate of Incorporation of WillScot Mobile Mini Holdings Corp., Amended as of June 3, 2022 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q, filed on April 27, 2023)

3.2	Fifth Amended and Restated Bylaws of WillScot Mobile Mini Holdings Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed November 2, 2022).
4.1*	Specimen Common Stock Certificate
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

4.8
Indenture, dated as of September 25, 2023, by and among Williams Scotsman, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed September 29, 2023).

4.9*	Description of Registered Securities
10.1
ABL Credit Agreement, dated July 1, 2020, by and among Williams Scotsman Holdings Corp., WSII, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 1, 2020).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.3	WillScot Mobile Mini Holdings Corp. 2020 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.4	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed July 1, 2020).
10.5*	Form of Performance-Based Restricted Stock Unit Agreement
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

10.9	Employment Letter with Sally Shanks dated August 23, 2017 (incorporated by reference to Exhibit 10.17 of WillScot Corporation’s Annual Report on Form 10-K, filed March 16, 2018).
10.10	Amended Employment Letter with Sally Shanks dated March 18, 2019 (incorporated by reference to Exhibit 10.1 to WillScot Corporation’s Current Report on Form 8-K, filed March 21, 2019).

10.11	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed September 8, 2021).
10.12
First Amendment to the ABL Credit Agreement, dated December 2, 2020, among Williams Scotsman International, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed February 25, 2022).

10.13
LIBOR Transition Amendment, dated December 6, 2021, among Williams Scotsman International, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2021).

10.14
Third Amendment to the ABL Credit Agreement, dated December 16, 2021, by and among Williams Scotsman International, Inc., the other loan parties party thereto and Bank of America, N.A., as administrative agent and collateral agent for itself and the other secured parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 16, 2021).

10.15
Fourth Amendment to the ABL Credit Agreement, dated June 30, 2022, by and among Williams Scotsman, Inc., Williams Scotsman Holdings Corp., the other Loan Parties thereto and Bank of America, N.A. as administrative agent, collateral agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 1, 2022).

10.16	Amended and Restated Employment Agreement with Graeme Parkes dated February 16, 2023 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K, filed February 22, 2023).
10.17	Employment agreement with Felicia Gorcyca (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2023).
10.18*	Form of Performance-Based Restricted Stock Unit Award Agreement
14.1
Code of Ethics for the Chief Executive Officer and Senior Financial Officers, effective November 14, 2019 (incorporated by reference to Exhibit 14.1 of WillScot Corporation’s Current Report on Form 8-K, filed November 15, 2019).

21.1*	Subsidiaries of the registrant
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
97.1*	Compensation Recoupment Policy
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith
** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signatures

Pursuant to the requirements of the Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WillScot Mobile Mini Holdings Corp.

		By:	/s/ Hezron Timothy Lopez
Date:	February 20, 2024		Name: Hezron Timothy Lopez
Title: Executive Vice President, Chief Legal & Compliance Officer & ESG

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY L. SOULTZ	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
Bradley L. Soultz

/s/ TIMOTHY D. BOSWELL	President and Chief Financial Officer (Principal Financial Officer)	February 20, 2024
Timothy D. Boswell

/s/ SALLY J. SHANKS	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
Sally J. Shanks

/s/ ERIK OLSSON	Chairman of the Board	February 20, 2024
Erik Olsson

/s/ MARK S. BARTLETT	Director	February 20, 2024
Mark S. Bartlett

/s/ ERIKA DAVIS	Director	February 20, 2024
Erika Davis

/s/ GERARD E. HOLTHAUS	Director	February 20, 2024
Gerard E. Holthaus

/s/ NATALIA JOHNSON	Director	February 20, 2024
Natalia Johnson

/s/ REBECCA L. OWEN	Director	February 20, 2024
Rebecca L. Owen

/s/ JEFF SAGANSKY	Director	February 20, 2024
Jeff Sagansky

/s/ MICHAEL W. UPCHURCH	Director	February 20, 2024
Michael W. Upchurch