Form 10-Q
period 2024-03-31
WillScot Mobile Mini Holdings Corp.
filed 2024-05-02
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 190,180,607 shares at April 25, 2024.

WILLSCOT MOBILE MINI HOLDINGS CORP.
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$13,147	$10,958
Trade receivables, net of allowances for credit losses at March 31, 2024 and December 31, 2023 of $86,418 and $81,656, respectively	450,572	451,130
Inventories	47,622	47,406
Prepaid expenses and other current assets	61,912	57,492
Assets held for sale – current	2,110	2,110
Total current assets	575,363	569,096
Rental equipment, net	3,399,628	3,381,315
Property, plant and equipment, net	344,187	340,887
Operating lease assets	259,965	245,647
Goodwill	1,175,972	1,176,635
Intangible assets, net	412,264	419,709
Other non-current assets	12,955	4,626
Total long-term assets	5,604,971	5,568,819
Total assets	$6,180,334	$6,137,915
Liabilities and equity
Accounts payable	$100,490	$86,123
Accrued expenses	161,625	129,621
Accrued employee benefits	25,889	45,564
Deferred revenue and customer deposits	227,042	224,518
Operating lease liabilities – current	61,569	57,408
Current portion of long-term debt	19,178	18,786
Total current liabilities	595,793	562,020
Long-term debt	3,465,619	3,538,516
Deferred tax liabilities	565,955	554,268
Operating lease liabilities - non-current	198,265	187,837
Other non-current liabilities	34,576	34,024
Long-term liabilities	4,264,415	4,314,645
Total liabilities	4,860,208	4,876,665
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 190,598,309 and 189,967,135 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	20	20
Additional paid-in-capital	2,083,735	2,089,091
Accumulated other comprehensive loss	(44,776)	(52,768)
Accumulated deficit	(718,853)	(775,093)
Total shareholders' equity	1,320,126	1,261,250
Total liabilities and shareholders' equity	$6,180,334	$6,137,915

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Revenues:
Leasing and services revenue:
Leasing	$460,601	$439,951
Delivery and installation	100,362	106,630
Sales revenue:
New units	13,499	10,657
Rental units	12,719	8,230
Total revenues	587,181	565,468
Costs:
Costs of leasing and services:
Leasing	102,394	97,515
Delivery and installation	77,842	75,007
Costs of sales:
New units	8,273	6,208
Rental units	6,876	4,454
Depreciation of rental equipment	74,908	59,156
Gross profit	316,888	323,128
Other operating expenses:
Selling, general and administrative	167,568	150,870
Other depreciation and amortization	17,920	17,173
Lease impairment expense and other related charges	746	22
Currency losses, net	77	6,775
Other expense (income), net	631	(3,359)
Operating income	129,946	151,647
Interest expense, net	56,588	44,866
Income from continuing operations before income tax	73,358	106,781
Income tax expense from continuing operations	17,118	30,510
Income from continuing operations	56,240	76,271

Discontinued operations:
Income from discontinued operations before income tax	—	4,003
Gain on sale of discontinued operations	—	176,078
Income tax expense from discontinued operations	—	45,468
Income from discontinued operations	—	134,613

Net income	$56,240	$210,884

Earnings per share from continuing operations:
Basic	$0.30	$0.37
Diluted	$0.29	$0.36
Earnings per share from discontinued operations:
Basic	$—	$0.65
Diluted	$—	$0.64
Earnings per share:
Basic	$0.30	$1.02
Diluted	$0.29	$1.00
Weighted average shares:
Basic	190,137,533	206,092,169
Diluted	193,065,392	209,663,985

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$56,240	$210,884
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0.	(5,548)	7,934
Net gain (loss) on derivatives, net of income tax expense (benefit) of $4,515 and $(222) for the three months ended March 31, 2024 and 2023, respectively.	13,540	(667)
Total other comprehensive income	7,992	7,267
Total comprehensive income	$64,232	$218,151

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	189,967	$20	$2,089,091	$(52,768)	$(775,093)	$1,261,250
Net income	—	—	—	—	56,240	56,240
Other comprehensive income	—	—	—	7,992	—	7,992
Withholding taxes on net share settlement of stock-based compensation	—	—	(14,524)	—	—	(14,524)
Common Stock-based award activity	628	—	9,099	—	—	9,099
Issuance of Common Stock from the exercise of options	3	—	69	—	—	69
Balance at March 31, 2024	190,598	$20	$2,083,735	$(44,776)	$(718,853)	$1,320,126

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	207,952	$21	$2,886,951	$(70,122)	$(1,251,550)	$1,565,300
Net income	—	—	—	—	210,884	210,884
Other comprehensive income	—	—	—	7,267	—	7,267
Withholding taxes on net share settlement of stock-based compensation	—	—	(10,058)	—	—	(10,058)
Common stock-based award activity	355	—	8,150	—	—	8,150
Repurchase and cancellation of Common Stock	(4,589)	—	(217,687)	—	—	(217,687)
Issuance of Common Stock from the exercise of options	6	—	68	—	—	68
Balance at March 31, 2023	203,723	$21	$2,667,424	$(62,855)	$(1,040,666)	$1,563,924

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities:
Net income	$56,240	$210,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,828	76,329
Provision for credit losses	11,807	8,803
Gain on sale of discontinued operations	—	(176,078)
Gain on sale of rental equipment and other property, plant and equipment	(5,677)	(3,396)
Amortization of debt discounts and debt issuance costs	2,947	2,743
Stock-based compensation expense	9,099	8,150
Deferred income tax expense	8,811	63,699
Loss on settlement of foreign currency forward contract	—	7,715
Unrealized currency losses (gains), net	46	(1,042)
Other	1,030	1,087
Changes in operating assets and liabilities:
Trade receivables	(8,099)	(10,954)
Inventories	(366)	(350)
Prepaid expenses and other assets	1,914	(3,049)
Operating lease assets and liabilities	282	345
Accounts payable and other accrued expenses	30,414	(32,694)
Deferred revenue and customer deposits	7,400	(3,427)
Net cash provided by operating activities	208,676	148,765
Investing activities:
Acquisitions, net of cash acquired	(43,399)	(78,503)
Purchase of rental equipment and refurbishments	(72,417)	(47,128)
Proceeds from sale of rental equipment	14,195	7,781
Purchase of property, plant and equipment	(6,554)	(6,736)
Proceeds from the sale of property, plant and equipment	—	258
Purchase of investments	(2,792)	—
Proceeds from sale of discontinued operations	—	403,992
Payment for settlement of foreign currency forward contract	—	(7,715)
Net cash (used in) provided by investing activities	(110,967)	271,949
Financing activities:
Receipts from borrowings	123,585	363,800
Repayment of borrowings	(199,925)	(558,300)
Principal payments on finance lease obligations	(4,827)	(3,499)
Receipts from issuance of Common Stock from the exercise of options	69	68
Repurchase and cancellation of Common Stock	—	(215,098)
Taxes paid on employee stock awards	(14,524)	(10,058)
Net cash used in financing activities	(95,622)	(423,087)
Effect of exchange rate changes on cash and cash equivalents	102	517
Net change in cash and cash equivalents	2,189	(1,856)
Cash and cash equivalents at the beginning of the period	10,958	17,774
Cash and cash equivalents at the end of the period	$13,147	$15,918

Supplemental cash flow information:
Interest paid, net	$43,179	$39,570
Income taxes paid, net	$952	$5,653
Capital expenditures accrued or payable	$15,844	$17,786

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Mobile Mini Holdings Corp.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Mobile Mini Holdings Corp. (“WillScot Mobile Mini” and, together with its subsidiaries, the “Company”) is a leading business services provider specializing in innovative and flexible turnkey temporary space solutions in the United States (“US”), Canada, and Mexico. The Company leases, sells, delivers and installs modular space solutions and portable storage products through an integrated network of branch locations that spans North America.
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
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Segment Reporting
In January 2024, the Company completed the unification of its go-to market structure by integrating its modular and storage divisions under a single leadership team organized by geography, achieving local product unification within each metropolitan statistical area and the ability to consistently deliver its portfolio of solutions to its entire customer base. In connection with this change in operating model, the Company realigned the composition of its operating and reportable segments to reflect how its Chief Operating Decision Maker reviews financial information to allocate resources to and assess performance of the segments. As a result, the Company concluded that its two operating segments (US and Other North America) are aggregated into one reportable segment as the operating segments share similar economic characteristics (e.g., comparable gross margins and comparable adjusted earnings before interest, taxes, depreciation and amortization margins) and similar qualitative characteristics as the operating segments offer similar products and services to similar customers, use similar methods to distribute products and are subject to similar competitive risks.
Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.
Recently Issued Accounting Standards
ASU 2023-07. Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands the breadth and frequency of segment disclosures, requiring disclosure of (i) significant segment expenses, (ii) other segment items, (iii) the chief operating decision maker's title and position, (iv) how the chief operating decision maker uses the reported measures of a segment's profit or loss and (v) interim disclosure of all segment profit, loss and asset disclosures currently required annually. ASU 2023-07 clarifies that a public entity may report one or more measures of segment profit or loss and requires that single reportable segment entities provide all required segment disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its segment disclosures.
ASU 2023-09. Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. Public business entities ("PBEs") are required to provide this incremental detail in a numerical, tabular format, while all other entities will do so through enhanced qualitative disclosures. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.

NOTE 2 - Acquisitions
Asset Acquisition
During the three months ended March 31, 2024, the Company acquired certain assets and liabilities of one local storage and modular company, which consisted primarily of approximately 60 storage units and 800 modular units, for $43.4 million in cash, net of cash acquired. As of the acquisition date, the fair value of rental equipment acquired was $39.7 million.
Integration Costs
The Company recorded $2.9 million and $3.9 million in integration costs related to business combinations, asset acquisitions, and the merger of WillScot Corporation and Mobile Mini, Inc. within selling, general and administrative expense ("SG&A") during the three months ended March 31, 2024 and 2023, respectively.
Entry into an Agreement to Acquire McGrath RentCorp
On January 28, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with McGrath RentCorp ("McGrath"). Upon consummation of the merger, each outstanding share of McGrath common stock shall be converted into the right to receive either (i) $123.00 in cash or (ii) 2.8211 shares of the Company’s common stock. Under the terms of the Merger Agreement, the Company expects McGrath’s shareholders will own approximately 12.6% of the Company following the McGrath acquisition. The McGrath acquisition has been approved by the Company's and McGrath’s respective boards of directors. The McGrath acquisition is subject to the satisfaction or waiver of certain customary closing conditions, including receipt of regulatory approval and approval by McGrath’s shareholders, and is expected to close in 2024.
In connection with the Merger Agreement, the Company entered into a commitment letter dated January 28, 2024, which was amended and restated on February 12, 2024 and modified by a Notice of Reduction of Bridge Commitments on February 27, 2024 (the "Commitment Letter"), pursuant to which certain financial institutions have committed to make available, in accordance with the terms of the Commitment Letter, (i) a $500 million eight-year senior secured bridge credit facility, (ii) a $500 million five-year senior secured bridge credit facility and (iii) an upsize to Williams Scotsman, Inc.'s ("WSI") existing $3.7 billion ABL Facility (as defined below) by $750 million to $4.5 billion to repay McGrath's existing unsecured revolving lines of credit and notes, fund the cash portion of the consideration, and pay the fees, costs and expenses incurred in connection with the McGrath acquisition and the related transactions.

NOTE 3 - Discontinued Operations
UK Storage Solutions Divestiture
On January 31, 2023, the Company sold its former UK Storage Solutions segment for $418.1 million. Exiting the UK Storage Solutions segment represented the Company’s strategic shift to concentrate its operations on its core modular and storage businesses in North America. Results for the former UK Storage Solutions segment are reported in income from discontinued operations within the 2023 condensed consolidated statement of operations.

The following table presents the results of the former UK Storage Solutions segment as reported in income from discontinued operations within the condensed consolidated statement of operations.

(in thousands)	Three Months Ended March 31, 2023
Revenues:
Leasing and services revenue:
Leasing	$6,389
Delivery and installation	1,802
Sales revenue:
New units	54
Rental units	449
Total revenues	8,694
Costs:
Costs of leasing and services:
Leasing	1,407
Delivery and installation	1,213
Costs of sales:
New units	38
Rental units	492
Gross profit	5,544
Expenses:
Selling, general and administrative	1,486
Other income, net	(1)
Operating income	4,059
Interest expense	56
Income from discontinued operations before income tax	4,003
Gain on sale of discontinued operations	175,708
Income tax expense from discontinued operations	45,468
Income from discontinued operations	$134,243
In January 2023, a $0.4 million adjustment was made to the gain on sale of the former Tank and Pump segment due to the final contractual working capital adjustment. Including this adjustment, the total gain on sale of discontinued operations was $176.1 million for the three months ended March 31, 2023.
For the three months ended March 31, 2023, significant investing items related to the former UK Storage Solutions segment were as follows:

Three Months Ended March 31,
(in thousands)	2023
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$514
Purchases of rental equipment and refurbishments	$(371)
Proceeds from sale of property, plant and equipment	$8
Purchases of property, plant and equipment	$(64)

NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three months ended March 31, 2024 and 2023 as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
US	$553,433	$533,174
Canada	26,532	26,941
Mexico	7,216	5,353
Total revenues	$587,181	$565,468
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes turnkey temporary modular space and portable storage units along with value-added products and services ("VAPS"), which include furniture, steps, ramps, basic appliances, internet connectivity devices, integral tool racking, heavy duty capacity shelving, workstations, electrical and lighting products and other items used by customers in connection with the Company's products. The Company also offers its lease customers a damage waiver program that protects them in case the leased unit is damaged. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance and ad hoc services and removal services at the end of lease transactions.
The Company’s revenue by major product and service line for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Modular space leasing revenue	$252,147	$224,470
Portable storage leasing revenue	91,449	97,315
VAPS and third party leasing revenues(a)	96,314	94,126
Other leasing-related revenue(b)	20,691	24,040
Leasing revenue	460,601	439,951
Delivery and installation revenue	100,362	106,630
Total leasing and services revenue	560,963	546,581
New unit sales revenue	13,499	10,657
Rental unit sales revenue	12,719	8,230
Total revenues	$587,181	$565,468

(a)	Includes $7.5 million and $5.6 million of service revenue for the three months ended March 31, 2024 and 2023, respectively.
(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (77% for both the three months ended March 31, 2024 and 2023) was generated by lease income subject to the guidance of Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or the sale of units subject to the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
Receivables and Credit Losses
The Company manages credit risk associated with its accounts receivable at the customer level. Because the same customers generate the revenues that are accounted for under both ASC 842 and ASC 606, the discussions below on credit risk and the Company's allowance for credit losses address the Company's total revenues.
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
Activity in the allowance for credit losses was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$81,656	$57,048
Provision for credit losses, net of recoveries	11,807	8,803
Write-offs	(7,055)	(4,537)
Foreign currency translation and other	10	88
Balance at end of period	$86,418	$61,402
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of March 31, 2024 and December 31, 2023, the Company had approximately $125.7 million and $124.1 million, respectively, of deferred revenue related to services billed in advance. During the three months ended March 31, 2024, $27.6 million of deferred revenue billed in advance was recognized as revenue.
The Company does not have material contract assets, and it did not recognize any material impairments for any contract assets.
The Company's uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future services revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is variable based on the market rate in place at the time those services are provided, and therefore, the Company is applying the optional expedient to omit disclosure of such amounts.
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

NOTE 5 - Leases
As of March 31, 2024, the undiscounted future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2024 (remaining)	$51,089	$18,625
2025	68,675	24,492
2026	55,077	24,235
2027	43,761	20,987
2028	32,626	23,479
Thereafter	53,796	24,916
Total lease payments	305,024	136,734
Less: interest	(45,190)	(18,347)
Present value of lease liabilities	$259,834	$118,387
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.

The Company’s lease activity during the three months ended March 31, 2024 and 2023 was as follows:

(in thousands)	Three Months Ended March 31,
Financial Statement Line	2024	2023
Finance Lease Expense
Amortization of finance lease assets	$3,267	$3,761
Interest on obligations under finance leases	1,441	759
Total finance lease expense	$4,708	$4,520

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$328	$420
Selling, general and administrative	19,292	15,717
Short-term lease expense
Cost of leasing and services	7,657	6,654
Selling, general and administrative	305	440
Lease impairment expense and other related charges	—	22
Variable lease expense
Cost of leasing and services	271	1,026
Selling, general and administrative	2,692	2,474
Lease impairment expense and other related charges	746	—
Total operating lease expense	$31,291	$26,753
Supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023 was as follows:

(in thousands)	Three Months Ended March 31,
Supplemental Cash Flow Information	2024	2023
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$19,797	$16,693
Operating cash outflows from finance leases	$1,445	$728
Financing cash outflows from finance leases	$4,827	$3,446

Right of use assets obtained in exchange for lease obligations	$32,784	$8,741
Assets obtained in exchange for finance leases	$6,145	$8,913
Weighted average remaining operating lease terms and the weighted average discount rates as of March 31, 2024 and December 31, 2023 were as follows:

Lease Terms and Discount Rates	March 31, 2024	December 31, 2023
Weighted average remaining lease term - operating leases	5.3 years	5.4 years
Weighted average discount rate - operating leases	5.9%	5.9%
Weighted average remaining lease term - finance leases	4.9 years	5.0 years
Weighted average discount rate - finance leases	4.9%	4.8%

NOTE 6 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$42,183	$43,071
Finished units	5,439	4,335
Inventories	$47,622	$47,406

NOTE 7 - Rental Equipment
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Modular space units	$3,606,115	$3,541,451
Portable storage units	1,011,155	1,009,059
Value added products	203,988	204,933
Total rental equipment	4,821,258	4,755,443
Less: accumulated depreciation	(1,421,630)	(1,374,128)
Rental equipment, net	$3,399,628	$3,381,315

NOTE 8 - Goodwill and Intangibles
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2022	$1,011,429
Additions from acquisitions	164,502
Effects of movements in foreign exchange rates	704
Balance at December 31, 2023	1,176,635
Effects of movements in foreign exchange rates	(663)
Balance at March 31, 2024	$1,175,972
The Company had no goodwill impairment during the three months ended March 31, 2024 or the year ended December 31, 2023.
Intangible Assets
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	March 31, 2024
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	4.3	$214,408	$(91,706)	$122,702
Technology	2.3	1,500	(938)	562
Indefinite-lived intangible assets:
Trade name – Mobile Mini		164,000	—	164,000
Trade name – WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$504,908	$(92,644)	$412,264

	December 31, 2023
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	4.5	$214,408	$(84,324)	$130,084
Technology	2.5	1,500	(875)	625
Indefinite-lived intangible assets:
Trade name – Mobile Mini		164,000	—	164,000
Trade name – WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$504,908	$(85,199)	$419,709
Amortization expense for intangible assets subject to amortization was $7.4 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the expected future amortization expense for intangible assets is as follows for the years ended December 31:

(in thousands)
2024 (remaining)	$21,842
2025	29,122
2026	28,997
2027	28,684
2028	14,619
Total	$123,264

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	March 31, 2024	December 31, 2023
2025 Secured Notes	6.125%	2025	$523,356	$522,735
ABL Facility	Varies	2027	1,854,428	1,929,259
2028 Secured Notes	4.625%	2028	494,766	494,500
2031 Secured Notes	7.375%	2031	493,860	493,709
Finance Leases	Varies	Varies	118,387	117,099
Total debt			3,484,797	3,557,302
Less: current portion of long-term debt			19,178	18,786
Total long-term debt			$3,465,619	$3,538,516
Asset Backed Lending Facility
On July 1, 2020, certain subsidiaries of the Company, including WSI, entered into an asset-based credit agreement. As amended on June 30, 2022, the agreement provides for revolving credit facilities in the aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”), (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the "ABL Facility"), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros, and (iii) an accordion feature that permits the Company to increase the lenders' commitments in an aggregate amount not to exceed the greater of $750.0 million and the amount of suppressed availability (as defined in the ABL Facility), plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility, subject to the satisfaction of customary conditions including lender approval. The ABL Facility is scheduled to mature on June 30, 2027.
The applicable margin for Canadian Bankers' Acceptance rate, Term Secured Overnight Financing Rate ("SOFR"), British Pounds Sterling and Euro loans is 1.50%. The facility includes a credit spread adjustment of 0.10% in addition to the applicable margin. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% or one step up of 0.25% based on the Company's leverage ratio and excess availability from the prior quarter. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. As of March 31, 2024, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the interest rate swap agreements, was 5.77%. Refer to Note 12 for a detailed discussion of interest rate management.
On February 26, 2024, WSI entered into an amendment to the ABL Facility (the "Fifth Amendment") to, among other things, change the rate under the ABL Facility for borrowings denominated in Canadian Dollars from a Canadian Dollar Offered Rate ("CDOR")-based rate to a Canadian Overnight Repo Rate Average ("CORRA")-based rate, subject to certain adjustments specified in the ABL Facility, and to update certain other provisions regarding successor interest rates to CDOR.
In connection with the Company's pending acquisition of McGrath, on February 27, 2024, WSI and certain other subsidiaries of the Company entered into an amendment to the ABL Facility (the "Sixth Amendment") to, among other things, (i) permit the incurrences of indebtedness by WSI and certain other subsidiaries of the Company to finance the McGrath acquisition; (ii) increase the maximum revolving credit facility amount to $4.5 billion; and (iii) modify the borrowing base, certain thresholds, basket sizes and default and notice triggers to account for the increased size of the business and new asset types of WSI and its subsidiaries following the McGrath acquisition. The amendments contemplated by the Sixth Amendment will not become effective until the closing of the McGrath acquisition.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate revolver commitments and (ii) the borrowing base ("Line Cap"). At March 31, 2024, the Line Cap was $3.2 billion and the Company had $1.3 billion of available borrowing capacity under the ABL Facility, including $1.1 billion under the US Facility and $192.3 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $220.0 million letters of credit and $220.0 million swingline loans. At March 31, 2024, the available capacity was $189.0 million of letters of credit and $205.2 million of swingline loans. At March 31, 2024, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $31.0 million of standby letters of credit under the ABL Facility at March 31, 2024.
The Company had approximately $1.9 billion of outstanding borrowings under the ABL Facility at March 31, 2024. Debt issuance costs of $24.8 million and $26.8 million were presented as direct reductions of the corresponding liabilities at March 31, 2024 and December 31, 2023, respectively.
The ABL Facility and related guarantees are secured by a first priority security interest in substantially all of the assets of WSI and the Company’s other subsidiaries that are borrowers or guarantors under the ABL Facility (collectively the “ABL Loan Parties”), subject to customary exclusions.
Finance Leases
The Company maintains finance leases primarily related to transportation-related equipment. At March 31, 2024 and December 31, 2023, obligations under finance leases were $118.4 million and $117.1 million, respectively. Refer to Note 5 for further information.
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of March 31, 2024.

NOTE 10 – Equity
Common Stock
In connection with the stock compensation vesting and stock option exercises described in Note 14, the Company issued 631,174 shares of Common Stock during the three months ended March 31, 2024.
Stock Repurchase Program
In May 2023, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing, business, legal, accounting, and other considerations.
No shares were repurchased during the three months ended March 31, 2024. As of March 31, 2024, $498.2 million of the authorization for future repurchases of the Common Stock remained available.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024
(in thousands)	Foreign currency translation	Unrealized gains on hedging activities	Total
Balance at December 31, 2023	$(56,031)	$3,263	$(52,768)
Other comprehensive (loss) income before reclassifications	(5,548)	18,807	13,259
Reclassifications from AOCI to income	—	(5,267)	(5,267)
Balance at March 31, 2024	$(61,579)	$16,803	$(44,776)

	Three Months Ended March 31, 2023
(in thousands)	Foreign currency translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2022	$(70,122)	$—	$(70,122)
Other comprehensive income before reclassifications	7,934	859	8,793
Reclassifications from AOCI to income	—	(1,526)	(1,526)
Balance at March 31, 2023	$(62,188)	$(667)	$(62,855)
For the three months ended March 31, 2024 and 2023, gains of $5.3 million and $1.5 million, respectively, were reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps discussed in Note 12. Associated with these reclassifications, the Company recorded tax benefits of $1.4 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 11 – Income Taxes
The Company recorded $17.1 million and $30.5 million of income tax expense from continuing operations for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 23.3% and 28.6%, respectively.
The effective tax rate for the three months ended March 31, 2024 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes and non-deductible executive compensation, partially offset by a discrete tax benefit related to employee stock vesting. The effective tax rate for the three months ended March 31, 2023 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes and discrete tax expense from state legislative enactments.

NOTE 12 - Derivatives
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
In January 2024, the Company entered into two interest rate swap agreements with financial counterparties relating to $500.0 million in aggregate notional amount of variable-rate debt under the ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and makes payments based on a weighted average fixed interest rate of 3.70% on the notional amount.
The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. The floating rate that the Company receives under the terms of these swap agreements was 5.33% at March 31, 2024.

The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Cash Flow Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$17,214	$9,145
Interest rate swaps	Other non-current assets	$5,703	$—
Interest rate swaps	Other non-current liabilities	$—	$(4,595)
The fair value of the interest rate swaps was based on dealer quotes of market forward rates, which are Level 2 inputs on the fair value hierarchy (see Note 13), and reflected the amount that the Company would receive or pay as of March 31, 2024 for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Gain (loss) recognized in OCI	$23,322	$(641)
Location of gain (loss) recognized in income	Interest expense, net	Interest expense, net
Gain reclassified from AOCI into income	$(5,267)	$(1,526)

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
The Company has assessed that the fair values of cash and short-term deposits, marketable securities, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at March 31, 2024 and December 31, 2023 approximate their respective book values. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates.
The fair values of the 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured Notes are based on their last trading price at the end of each period obtained from a third party. The following table shows the carrying amounts and fair values of these financial liabilities measured using Level 2 inputs:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Secured Notes	$523,356	$525,410	$522,735	$527,021
2028 Secured Notes	494,766	473,175	494,500	474,285
2031 Secured Notes	493,860	519,955	493,709	528,075
Total	$3,366,410	$3,397,772	$3,440,203	$3,485,392
As of March 31, 2024, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured Notes included $3.1 million, $5.2 million, and $6.1 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2023, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured Notes included $3.8 million, $5.5 million, and $6.3 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
The location and the fair value of derivative assets and liabilities in the condensed consolidated balance sheets are disclosed in Note 12.

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
Restricted Stock Awards
The following table summarizes the Company's RSA activity for the three months ended March 31, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	28,946	$44.44	35,244	$37.17
Outstanding at end of period	28,946	$44.44	35,244	$37.17
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million for both the three months ended March 31, 2024 and 2023. At March 31, 2024, unrecognized compensation cost related to RSAs totaled $0.2 million and was expected to be recognized over the remaining weighted average vesting period of 0.2 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the three months ended March 31, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	618,836	$36.07	789,779	$26.16
Granted	273,524	$48.68	213,388	$50.74
Forfeited	(9,795)	$44.92	(31,681)	$33.67
Vested	(223,566)	$33.31	(281,153)	$22.40
Outstanding at end of period	658,999	$42.11	690,333	$34.95
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $2.3 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, unrecognized compensation cost related to Time-Based RSUs totaled $24.7 million and was expected to be recognized over the remaining weighted average vesting period of 2.7 years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity for the three months ended March 31, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,939,691	$42.95	1,894,250	$33.67
Granted	295,833	$66.60	376,826	$69.32
Forfeited	(7,150)	$47.70	—	$—
Vested	(353,323)	$39.10	(181,319)	$16.82
Outstanding at end of period	1,875,051	$47.39	2,089,757	$41.56

Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $6.4 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, unrecognized compensation cost related to Performance-Based RSUs totaled $48.2 million and was expected to be recognized over the remaining weighted average vesting period of 1.8 years.
Certain Performance-Based RSUs cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in the S&P 400 index at the grant date over the performance period of three years. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Company's Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 200% (for performance above the 85% percentile).
For 555,790 Performance-Based RSUs granted in 2021, the awards cliff vest based on achievement of specified share prices of the Company's Common Stock at annual measurement dates over performance periods of 4.5 years to 4.8 years. The target number of RSUs may be adjusted from 0 to 1,333,334 based on the stock price attainment levels defined by the Company's Compensation Committee. The target payout for the 555,790 Performance-Based RSUs is tied to a stock price of $47.50, with a payout ranging from 0 RSUs (for a stock price less than $42.50) to 1,333,334 RSUs (for a stock price of $60.00 or greater).
Stock Options
The following table summarizes the Company's stock option activity for the three months ended March 31, 2024:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	829,246	$12.86
Exercised	—	$—	(3,504)	$19.68
Outstanding at end of period	534,188	$13.60	825,742	$12.83

Fully vested and exercisable options, March 31, 2024	534,188	$13.60	825,742	$12.83
The following table summarizes the Company's stock option activity for the three months ended March 31, 2023:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	864,276	$12.91
Exercised	—	$—	(5,774)	$11.79
Outstanding at end of period	534,188	$13.60	858,502	$12.92

Fully vested and exercisable options, March 31, 2023	534,188	$13.60	858,502	$12.92

NOTE 15 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of March 31, 2024, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 16 - Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic earnings per share calculation to the weighted average shares outstanding for the diluted earnings per share calculation:

	Three Months Ended March 31,
(in thousands)	2024	2023
Numerator:
Income from continuing operations	$56,240	$76,271
Income from discontinued operations	—	134,613
Net income	$56,240	$210,884

Denominator:
Weighted average Common Shares outstanding – basic	190,138	206,092
Dilutive effect of shares outstanding
RSAs	20	27
Time-based RSUs	255	326
Performance-based RSUs	1,676	2,206
Stock Options	976	1,013
Weighted average Common Shares outstanding – dilutive	193,065	209,664
The following common shares that the Company may be obligated to issue were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2024	2023
Time-based RSUs	270	—
Performance-based RSUs	661	—
Total anti-dilutive shares	931	—

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Mobile Mini Holdings Corp. ("WillScot Mobile Mini") operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three months ended March 31, 2024 or prior periods.
On January 31, 2023, the Company completed the sale of its former United Kingdom ("UK") Storage Solutions segment. This MD&A presents the historical financial results of the former UK Storage Solutions segment as discontinued operations for all periods presented.
The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). We use certain non-GAAP financial metrics to supplement the GAAP reported results to highlight key operational metrics that are used by management to evaluate Company performance. Reconciliations of GAAP financial information to the disclosed non-GAAP measures are provided in the Reconciliation of Non-GAAP Financial Measures section of MD&A.

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey temporary space solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of March 31, 2024, our branch network included approximately 260 branch locations and additional drop lots to service our over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” temporary space solutions with over 153,000 modular space units and over 210,000 portable storage units in our fleet.
We primarily lease, rather than sell, our modular and portable storage units to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term. Our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. Furthermore, given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our lease portfolio, excluding seasonal portable storage leases, is approximately 38 months. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction sector, which collectively accounted for approximately 86% of our revenues for the three months ended March 31, 2024.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our acquisition strategy, delivering “Ready to Work” turnkey solutions to our customers with value added products and services ("VAPS"), and on continually improving the overall customer experience.
Significant Developments
Entry into an Agreement to Acquire McGrath RentCorp
On January 28, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with McGrath RentCorp ("McGrath"). Upon consummation of the merger, each outstanding share of McGrath common stock shall be converted into the right to receive either (i) $123.00 in cash or (ii) 2.8211 shares of the Company’s common stock. Under the terms of the Merger Agreement, we expect McGrath’s shareholders will own approximately 12.6% of the Company following the McGrath acquisition. The McGrath acquisition has been approved by the Company's and McGrath’s respective boards of directors. The McGrath acquisition is subject to the satisfaction or waiver of certain customary closing conditions, including receipt of regulatory approval and approval by McGrath’s shareholders, and is expected to close in 2024.

In connection with the Merger Agreement, the Company entered into a commitment letter dated January 28, 2024, which was amended and restated on February 12, 2024 and modified by a Notice of Reduction of Bridge Commitments on February 27, 2024 (the "Commitment Letter"), pursuant to which certain financial institutions have committed to make available, in accordance with the terms of the Commitment Letter, (i) a $500 million eight-year senior secured bridge credit facility, (ii) a $500 million five-year senior secured bridge credit facility and (iii) an upsize to William Scotsman, Inc.'s existing $3.7 billion ABL Facility (as defined below) by $750 million to $4.5 billion to repay McGrath's existing unsecured revolving lines of credit and notes, fund the cash portion of the consideration, and pay the fees, costs and expenses incurred in connection with the McGrath acquisition and the related transactions.
Reportable Segments
In January 2024, we completed the unification of our go-to market structure by integrating our modular and storage divisions under a single leadership team organized by geography, achieving local product unification within each metropolitan statistical area and the ability to consistently deliver our portfolio of solutions to our entire customer base. In connection with this change in operating model, the Company realigned the composition of our operating and reportable segments. As a result, the Company concluded that its two operating segments (US and Other North America) are aggregated into one reportable segment as the operating segments have similar economic and qualitative characteristics.
Asset Acquisitions
During the three months ended March 31, 2024, we acquired certain assets and liabilities of one local storage and modular company, which consisted primarily of approximately 60 storage units and 800 modular units, for $43.4 million. As of the acquisition date, the fair value of rental equipment acquired was $39.7 million.
Interest Rate Swap Agreements
In January 2024, the Company entered into two interest rate swap agreements with financial counterparties relating to $500.0 million in aggregate notional amount of variable-rate debt under the ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and makes payments based on a weighted average fixed interest rate of 3.70% on the notional amount. The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027.
First Quarter Highlights

	Three Months Ended March 31,		2024 vs. 2023 Change
(in thousands, except for units on rent and monthly rental rate)[1]	2024	2023
Revenue	$587,181	$565,468	$21,713
Income from continuing operations	$56,240	$76,271	$(20,031)
Adjusted EBITDA from continuing operations	$248,009	$246,842	$1,167
Net CAPEX	$64,776	$45,825	$18,951
Average modular space units on rent	95,817	99,826	(4,009)
Average modular space utilization rate	62.5%	65.7%	(320)	bps
Average modular space monthly rental rate	$1,149	$1,031	$118
Average portable storage units on rent	131,014	167,403	(36,389)
Average portable storage utilization rate	62.1%	78.7%	(1,660)	bps
Average portable storage monthly rental rate	$262	$214	$48
1 Effective for the three months ended March 31, 2024, we reclassified approximately 2,000 units that were previously reported as modular space units on rent to portable storage units on rent as these units are generally used in a dry storage application. Additionally, based on our segment realignment, we have conformed our VAPS presentation to include all VAPS not specific to portable storage orders as modular space VAPS and recalculated average monthly rental rates. This treatment is consistent with prior treatment in our previous Modular Segment. All historical product operating KPIs have been recast to be presented on a comparable basis for all periods.
For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, unless otherwise noted, results and key drivers of our financial performance included:
•Total revenues increased $21.7 million, or 3.8%. Leasing revenue increased $20.7 million, or 4.7%, new unit sales revenue increased $2.8 million, or 26.7%, and rental unit sales increased $4.5 million, or 54.5%. These increases were partially offset by a decrease in delivery and installation revenue of $6.3 million, or 5.9%.
•Modular product revenue, which represented 75.8% of consolidated revenue for the three months ended March 31, 2024, increased $33.8 million, or 8.2%, to $445.1 million. The increase was driven by our core leasing revenue, which increased $24.1 million, or 7.4%, due to continued growth of pricing and VAPS, as well as increased delivery and installation revenue, which increased $3.4 million, or 4.7%. Rental unit sales increased $3.0 million, or 43.7%, and new unit sales increased $3.4 million, or 37.3%.

Modular revenue drivers for the three months ended March 31, 2024 included:
•Modular space average monthly rental rate increased $118, or 11.4% year over year to $1,149 representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
•Average modular space units on rent decreased 4,009, or 4.0%, year over year.
•Average modular space monthly utilization decreased 320 basis points ("bps") to 62.5%.
•Storage product revenue, which represented 24.2% of consolidated revenue for the three months ended March 31, 2024, decreased $12.1 million, or 7.8%, to $142.1 million. The decrease was driven by delivery and installation revenue, which decreased $9.6 million, or 27.2%, due to decreased activity, as well as a decrease in core leasing revenue of $3.4 million, or 3.0%, driven by reduced portable storage container volumes, partially offset by increased rates on portable storage containers and increased revenue from acquired climate-controlled containers and refrigerated storage units. Rental unit sales increased $1.5 million, or 112.0%, and new unit sales decreased $0.5 million, or 30.7%. Storage revenue drivers for the three months ended March 31, 2024 included:
•Portable storage average monthly rental rate increased $48, or 22.4% year over year to $262 as a result of our price management tools, processes and benefits from increased VAPS penetration opportunities, as well as higher rates on the climate-controlled containers and refrigerated storage units acquired in 2023.
•Average portable storage units on rent decreased 36,389, or 21.7%, year over year driven by lower demand for the three months ended March 31, 2024.
•Average portable storage monthly utilization decreased 16.6% to 62.1% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
•Income from continuing operations of $56.2 million for the three months ended March 31, 2024 and gross profit margin of 54.0%. Discrete costs in the period totaled $16.0 million, and included $12.4 million of legal and professional fees primarily related to the acquisition of McGrath, $2.9 million of integration costs, and $0.7 million of lease impairment expense and other related charges.
•Adjusted EBITDA from continuing operations of $248.0 million for the three months ended March 31, 2024, representing an increase of $1.2 million, or 0.5%, as compared to the same period in 2023.
•Adjusted EBITDA margin from continuing operations was 42.2% for the three months ended March 31, 2024 and decreased 150 bps versus prior year. Leasing margins decreased 170 bps versus prior year and delivery and installation margins decreased 60 bps versus prior year.
•Net cash provided by operating activities increased $59.9 million to $208.7 million for the three months ended March 31, 2024. Net cash used in investing activities, excluding cash used for acquisitions, proceeds from the sale of discontinued operations of the former UK Storage Solutions segment and the related payment for the settlement of the contingent foreign currency forward contract, increased by $21.7 million. Capital expenditures for rental equipment increased $25.3 million for the three months ended March 31, 2024 as a result of increased refurbishment spending and increased new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units. This increase in cash used in investing activities was partially offset by a $6.4 million increase in proceeds from the sale of rental equipment for the three months ended March 31, 2024. Net CAPEX increased $19.0 million for the three months ended March 31, 2024.
•Free Cash Flow of $143.9 million for the three months ended March 31, 2024, representing an increase of $41.0 million as compared to the same period in 2023. We deployed this Free Cash Flow to acquire a local provider of storage and modular space solutions with a portfolio of approximately 60 storage containers and 800 modular leasing units for $43.4 million. We paused share repurchases in the fourth quarter of 2023 as acquisition discussions advanced with McGrath RentCorp and did not repurchase any shares of our Common Stock during the first quarter of 2024. We began repurchasing shares of our Common Stock again during the second quarter of 2024.
•We believe the predictability of our Free Cash Flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, maintaining leverage in our stated range, opportunistically executing accretive acquisitions, and returning capital to shareholders.
In addition to using GAAP financial measurements, we use Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Gross Profit, Adjusted Gross Profit Margin, Net CAPEX and Free Cash Flow, which are non-GAAP financial measures, to evaluate our operating results. As such, we include in this Form 10-Q reconciliations to their most directly comparable GAAP financial measures. These reconciliations and descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures are included in "Reconciliation of non-GAAP Financial Measures" and "Liquidity and Capital Resources".

Consolidated Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 are presented below.

	Three Months Ended March 31,		2024 vs. 2023 $ Change
(in thousands)	2024	2023
Revenues:
Leasing and services revenue:
Leasing	$460,601	$439,951	$20,650
Delivery and installation	100,362	106,630	(6,268)
Sales revenue:
New units	13,499	10,657	2,842
Rental units	12,719	8,230	4,489
Total revenues	587,181	565,468	21,713
Costs:
Costs of leasing and services:
Leasing	102,394	97,515	4,879
Delivery and installation	77,842	75,007	2,835
Costs of sales:
New units	8,273	6,208	2,065
Rental units	6,876	4,454	2,422
Depreciation of rental equipment	74,908	59,156	15,752
Gross profit	316,888	323,128	(6,240)
Other operating expenses:
Selling, general and administrative	167,568	150,870	16,698
Other depreciation and amortization	17,920	17,173	747
Lease impairment expense and other related charges	746	22	724
Currency losses, net	77	6,775	(6,698)
Other expense (income), net	631	(3,359)	3,990
Operating income	129,946	151,647	(21,701)
Interest expense, net	56,588	44,866	11,722
Income from continuing operations before income tax	73,358	106,781	(33,423)
Income tax expense from continuing operations	17,118	30,510	(13,392)
Income from continuing operations	56,240	76,271	(20,031)

Discontinued operations:
Income from discontinued operations before income tax	—	4,003	(4,003)
Gain on sale of discontinued operations	—	176,078	(176,078)
Income tax expense from discontinued operations	—	45,468	(45,468)
Income from discontinued operations	—	134,613	(134,613)

Net income	$56,240	$210,884	$(154,644)

Comparison of Three Months Ended March 31, 2024 and 2023
Revenue: Total revenue increased $21.7 million, or 3.8%, to $587.2 million for the three months ended March 31, 2024 from $565.5 million for the three months ended March 31, 2023. Leasing revenue increased $20.7 million, or 4.7%, as compared to the same period in 2023, driven by improved pricing and value added products penetration, partially offset by a decrease of 40,398 average total units on rent, which was primarily driven by portable storage containers. Delivery and installation revenues decreased $6.3 million, or 5.9%, due to decreased deliveries and returns. Rental unit sales increased $4.5 million, or 54.5%, and new unit sales increased $2.8 million, or 26.7%.
Total average units on rent for the three months ended March 31, 2024 and 2023 were 226,831 and 267,229, respectively, representing a decrease of 40,398 units, or 15.1%. Portable storage average units on rent decreased by 36,389 units, or 21.7%, for the three months ended March 31, 2024 driven by lower demand in 2024. The average portable storage unit utilization rate during the three months ended March 31, 2024 was 62.1% as compared to 78.7% during the same period in 2023. Modular space average units on rent decreased 4,009 units, or 4.0%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The average modular space unit utilization rate during the three months ended March 31, 2024 was 62.5% as compared to 65.7% during the same period in 2023.
Modular space average monthly rental rates increased 11.4% year over year to $1,149 for the three months ended March 31, 2024. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities. Average portable storage monthly rental rates increased 22.4% year over year to $262 for the three months ended March 31, 2024 as a result of our price management tools, processes and benefits from increased VAPS penetration opportunities, as well as higher rates on the climate-controlled containers and refrigerated storage units acquired in 2023.
Gross profit: Gross profit decreased $6.2 million, or 1.9%, to $316.9 million for the three months ended March 31, 2024 from $323.1 million for the three months ended March 31, 2023. The decrease in gross profit was a result of decreased delivery and installation gross profit of $9.1 million and increased depreciation expense of $15.8 million, and was partially offset by a $15.8 million increase in leasing gross profit. The increase in leasing gross profits was primarily a result of increased revenues due to favorable average monthly rental rates including VAPS across both portable storage and modular space units, which offset lower unit on rent volumes. Cost of leasing and services increased by $7.7 million, or 4.5%, for the three months ended March 31, 2024 versus the three months ended March 31, 2023, driven by a $12.6 million, or 20.9%, increase in labor costs. These increased costs were partially offset by a decrease in subcontractors costs of $6.2 million, or 10.0%, and a decrease in materials costs of $2.0 million, or 7.5%. Cost of sales increased by $4.5 million, or 42.1%, which is directionally in line with increased sales revenues of 38.8% for the three months ended March 31, 2024.
Our resulting gross profit percentage was 54.0% and 57.1% for the three months ended March 31, 2024 and 2023, respectively. Our adjusted gross profit percentage, excluding the effects of depreciation, was 66.7% and 67.6% for the three months ended March 31, 2024 and 2023, respectively. The decreases, as referenced above, were mainly driven by lower utilization rates, specifically on portable storage products, and higher labor costs.
SG&A: Selling, general and administrative expense ("SG&A") increased $16.7 million, or 11.1%, to $167.6 million for the three months ended March 31, 2024, compared to $150.9 million for the three months ended March 31, 2023. Other discrete expense for certain one-time projects, primarily legal and professional fees related to the acquisition of McGrath, increased $12.4 million. Real estate and occupancy costs increased $3.8 million, or 18.4%. Employee SG&A excluding stock compensation increased $1.9 million, or 2.8%, primarily as a result of increased salaries and wages. Stock based compensation increased $0.9 million, or 11.7%. Service agreements and professional fees increased $2.0 million, or 12.1%, driven by increased professional fees and licensing subscription costs. These increased costs were partially offset by a $3.7 million decrease in travel and entertainment expenses.
Adjusted EBITDA: Adjusted EBITDA increased $1.2 million, or 0.5%, to $248.0 million for the three months ended March 31, 2024 from $246.8 million for the three months ended March 31, 2023. The increase was driven by a $15.8 million increase in leasing gross profit as discussed above, partially offset by decreased delivery and installation gross profit of $9.1 million and increased SG&A, excluding discrete costs, of $4.0 million, or 2.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Other depreciation and amortization: Other depreciation and amortization increased $0.7 million to $17.9 million for the three months ended March 31, 2024 compared to $17.2 million for the three months ended March 31, 2023.
Lease impairment expense and other related charges: Lease impairment expense and other related charges increased by $0.7 million to $0.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. These charges were related to the exit of an office property.
Currency losses, net: Currency losses, net decreased by $6.7 million to $0.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This change was primarily attributable to a $7.7 million loss in the 2023 period on the settlement of the contingent foreign currency forward contract relating to the sale of the former UK Storage Solutions segment in January 2023.

Other expense (income), net: Other expense, net was $0.6 million for the three months ended March 31, 2024 compared to other income, net of $3.4 million for the three months ended March 31, 2023. This change was primarily attributable to insurance recoveries received in 2023 related to Hurricane Ian in the Gulf Coast area of the United States in 2022.
Interest expense, net: Interest expense increased $11.7 million, or 26.1%, to $56.6 million for the three months ended March 31, 2024 from $44.9 million for the three months ended March 31, 2023. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates and higher outstanding debt balances. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Income tax expense: Income tax expense decreased $13.4 million to $17.1 million for the three months ended March 31, 2024 compared to $30.5 million for the three months ended March 31, 2023. The decrease in expense was primarily driven by a decrease in income from continuing operations before income tax for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Income from discontinued operations: Income from discontinued operations for the three months ended March 31, 2023 was related to the former UK Storage Solutions segment, which was sold January 2023.
Net CAPEX: Net CAPEX increased $19.0 million, or 41.4%, to $64.8 million for the three months ended March 31, 2024 from $45.8 million for the three months ended March 31, 2023 driven by a $25.3 million, or 53.7%, increase in refurbishment spending and new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units. This increase was partially offset by a $6.4 million increase in proceeds from the sale of rental equipment for the three months ended March 31, 2024.

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
•Other expenses, including consulting expenses related to certain one-time projects, financing costs not classified as interest expense, and gains and losses on disposals of property, plant, and equipment.
Our Chief Operating Decision Maker ("CODM") evaluates business performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated income from continuing operations to Adjusted EBITDA below. Management believes that evaluating performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company and captures the business performance inclusive of indirect costs.
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
The following table provides unaudited reconciliations of Income from continuing operations to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2024	2023
Income from continuing operations	$56,240	$76,271
Income tax expense from continuing operations	17,118	30,510
Interest expense	56,588	44,866
Depreciation and amortization	92,828	76,329
Currency losses, net	77	6,775
Restructuring costs, lease impairment expense and other related charges	746	22
Integration costs	2,877	3,873
Stock compensation expense	9,099	8,150
Other	12,436	46
Adjusted EBITDA from continuing operations	$248,009	$246,842
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Management believes that the presentation of Adjusted EBITDA Margin provides useful information to investors regarding the performance of our business. The following table provides unaudited reconciliations of Adjusted EBITDA Margin:

	Three Months Ended March 31,
(in thousands)	2024	2023
Adjusted EBITDA from continuing operations (A)	$248,009	$246,842
Revenue (B)	$587,181	$565,468
Adjusted EBITDA Margin from Continuing Operations (A/B)	42.2%	43.7%
Gross profit (C)	$316,888	$323,128
Gross Profit Margin (C/B)	54.0%	57.1%
Adjusted Gross Profit and Adjusted Gross Profit Percentage
We define Adjusted Gross Profit as gross profit plus depreciation of rental equipment. Adjusted Gross Profit Percentage is defined as Adjusted Gross Profit divided by revenue. Adjusted Gross Profit and Adjusted Gross Profit Percentage are not measurements of our financial performance under GAAP and should not be considered as an alternative to gross profit, gross profit percentage, or other performance measures derived in accordance with GAAP. In addition, our measurement of Adjusted Gross Profit and Adjusted Gross Profit Percentage may not be comparable to similarly titled measures of other companies. Management believes that the presentation of Adjusted Gross Profit and Adjusted Gross Profit Percentage provides useful information to investors regarding our results of operations and assists in analyzing the performance of our business.

The following table provides unaudited reconciliations of gross profit to Adjusted Gross Profit and Adjusted Gross Profit Percentage:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue (A)	$587,181	$565,468

Gross profit (B)	$316,888	$323,128
Depreciation of rental equipment	74,908	59,156
Adjusted Gross Profit (C)	$391,796	$382,284

Gross Profit Percentage (B/A)	54.0%	57.1%
Adjusted Gross Profit Percentage (C/A)	66.7%	67.6%
Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively, "Total Capital Expenditures"), less proceeds from the sale of rental equipment and proceeds from the sale of property, plant and equipment (collectively, "Total Proceeds"), which are all included in cash flows from investing activities. Management believes that the presentation of Net CAPEX provides useful information regarding the net capital invested in our rental fleet and property, plant and equipment each year to assist in analyzing the performance of our business. As presented below, Net CAPEX includes amounts for the former UK Storage Solutions segment through January 31, 2023.
The following table provides unaudited reconciliations of Net CAPEX:

	Three Months Ended March 31,
(in thousands)	2024	2023
Total purchases of rental equipment and refurbishments	$(72,417)	$(47,128)
Total proceeds from sale of rental equipment	14,195	7,781
Net CAPEX for Rental Equipment	(58,222)	(39,347)
Purchase of property, plant and equipment	(6,554)	(6,736)
Proceeds from sale of property, plant and equipment	—	258
Net CAPEX	$(64,776)	$(45,825)

Liquidity and Capital Resources
Overview
WillScot Mobile Mini is a holding company that derives its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash flows generated from operating activities of our subsidiaries, borrowings under our ABL Facility, and sales of debt and equity securities. We have consistently accessed the debt and equity capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. We believe we have ample liquidity in the ABL Facility and are generating substantial free cash flow, which together support both organic operations and other capital allocation priorities as they arise. We believe that our liquidity sources are sufficient to satisfy our anticipated operating, debt service and capital cash requirements over the next twelve months and thereafter for the foreseeable future.
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

Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At March 31, 2024, we had $1.3 billion of available borrowing capacity under the ABL Facility.
Cash Flow Comparison of the Three Months Ended March 31, 2024 and 2023
The consolidated statements of cash flows include amounts for the former UK Storage Solutions segment through January 31, 2023. See Note 3 to the financial statements for disclosure of significant investing items related to the former UK Storage Solutions segment.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$208,676	$148,765
Net cash (used in) provided by investing activities	(110,967)	271,949
Net cash used in financing activities	(95,622)	(423,087)
Effect of exchange rate changes on cash and cash equivalents	102	517
Net change in cash and cash equivalents	$2,189	$(1,856)
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 was $208.7 million as compared to $148.8 million for the three months ended March 31, 2023, an increase of $59.9 million. The increase was due to a change of $81.7 million in the net movements of the operating assets and liabilities, partially offset by a decrease of $21.8 million of net income, adjusted for non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $111.0 million as compared to $271.9 million of net cash provided by investing activities for the three months ended March 31, 2023, a $382.9 million increase in net cash used in investing activities. The increase in net cash used in investing activities resulted from $404.0 million in proceeds from the sale of the former UK Storage Solutions in the three months ended March 31, 2023 and a $25.3 million increase in refurbishment spending and new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units, during the three months ended March 31, 2024.
The increase was partially offset by a $35.1 million decrease in cash used in acquisitions, net of cash acquired, a $6.4 million increase in proceeds from the sale of rental equipment and a $7.7 million decrease in cash used for the settlement of a contingent foreign currency forward contract upon the closing of the sale of the former UK Storage Solutions segment in January 2023.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $95.6 million as compared to $423.1 million for the three months ended March 31, 2023, a decrease of $327.5 million. The decrease was primarily due to a $215.1 million decrease in cash used for the repurchase of common stock in the three months ended March 31, 2024 and a $118.1 million decrease in repayments of borrowings, net of receipts from borrowings. We paused share repurchases in 2023 as acquisition discussions advanced with McGrath RentCorp and did not repurchase shares of our Common Stock during the three months ended March 31, 2024. We resumed repurchasing shares of our Common Stock in April 2024.
The decrease was partially offset by a $4.5 million increase in cash used for taxes paid on employee stock awards and a $1.3 million increase in cash used for principal payments on finance lease obligations.
Free Cash Flow
Free Cash Flow is a non-GAAP measure. We define Free Cash Flow as net cash provided by operating activities, less purchases of, and proceeds from, rental equipment and refurbishments and property, plant and equipment, which are all included in cash flows from investing activities. Management believes that the presentation of Free Cash Flow provides useful additional information concerning cash flow available to fund our capital allocation alternatives. The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$208,676	$148,765
Purchase of rental equipment and refurbishments	(72,417)	(47,128)
Proceeds from sale of rental equipment	14,195	7,781
Purchase of property, plant and equipment	(6,554)	(6,736)
Proceeds from the sale of property, plant and equipment	—	258
Free Cash Flow	$143,900	$102,940
Free Cash Flow for the three months ended March 31, 2024 was $143.9 million as compared to $102.9 million for the three months ended March 31, 2023, an increase of $41.0 million. Free Cash Flow increased principally as a result of the $59.9 million increase in cash provided by operating activities and the $6.4 million increase in proceeds from the sale of rental equipment. The increase was partially offset by the $25.3 million increase in cash used in the purchase of rental equipment and refurbishments.
The $208.7 million in cash provided by operating activities for the three months ended March 31, 2024 was reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments, acquire a local provider of storage and modular space solutions for $43.4 million, and to fund repayment of borrowings under our ABL Facility.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes, 2031 Secured Notes and finance leases totaling $3.5 billion as of March 31, 2024, $19.2 million of which is obligated to be repaid within the next twelve months. Refer to Note 9 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of March 31, 2024, the Company had lease obligations of $305.0 million, with $68.3 million payable within the next twelve months.
Other
In addition to the cash requirements described above, the Company has a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock. This program does not obligate the Company to repurchase any specific amount of shares. As of March 31, 2024, $498.2 million of the approved share repurchase amount remained available.

Critical Accounting Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances and reevaluate our estimates and judgments as appropriate. The actual results experienced by us may differ materially and adversely from our estimates. For a complete discussion of our significant critical accounting estimates, see the “Critical Accounting Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K").
There were no significant changes to our critical accounting estimates during the three months ended March 31, 2024.

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
•our stock price volatility;

•risks associated with the completion of the McGrath Acquisition within the expected timeframe, the completion of the McGrath Acquisition, and the realization of anticipated synergies from the McGrath Acquisition; and
•such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our 2023 Annual Report on Form 10-K), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.9 billion in outstanding principal under the ABL Facility at March 31, 2024. To manage interest rate risk, in January 2024 and January 2023, respectively, we executed interest rate swap agreements relating to an aggregate of $500.0 million and $750.0 million in notional amount of variable-rate debt under our ABL Facility. The January 2024 and January 2023 swap agreements provide for us to pay a weighted average effective fixed interest rate of 3.70% and 3.44% per annum, respectively, and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased quarter to date interest expense by approximately $6.3 million based on current outstanding borrowings.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of March 31, 2024, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A.    Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our 2023 Annual Report on Form 10-K, which have not materially changed.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorizes the Company to repurchase its outstanding shares of Common Stock. In May 2023, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock. No Common Stock was repurchased during the three months ended March 31, 2024. As of March 31, 2024, $498.2 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
2.1*	Agreement and Plan of Merger, dated as of January 28, 2024, by and among WillScot Mobile Mini Holdings Corp., Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC, and McGrath RentCorp+
10.1
Fifth Amendment to ABL Credit Agreement, dated as of February 26, 2024, by and between Williams Scotsman, Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed February 29, 2024)

10.2
Sixth Amendment to ABL Credit Agreement, dated as of February 27, 2024, by and between Williams Scotsman, Inc., the other Loan Parties party thereto, the Canadian Swingline Lenders party thereto, the UK Swingline Lenders party thereto, the US Swingline Lenders party thereto, the Canadian Fronting Banks party thereto, the UK Fronting Banks party thereto, the US Fronting Banks party thereto, the Lenders party thereto, the 2024 Additional Multicurrency Facility Lenders party thereto, the 2024 Additional US Facility Lenders party thereto and Bank of America, N.A and, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed February 29, 2024)

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
+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.
* Filed herewith
** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Mobile Mini Holdings Corp.

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	May 2, 2024		Timothy D. Boswell
President & Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)