Form 10-Q
period 2024-06-30
WillScot Holdings Corp
filed 2024-08-01
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number:	001-37552
WILLSCOT HOLDINGS CORPORATION
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 188,490,850 shares at July 24, 2024.

WILLSCOT HOLDINGS CORPORATION
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Holdings Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$5,924	$10,958
Trade receivables, net of allowances for credit losses at June 30, 2024 and December 31, 2023 of $89,070 and $81,656, respectively	442,205	451,130
Inventories	49,727	47,406
Prepaid expenses and other current assets	74,134	57,492
Assets held for sale – current	4,387	2,110
Total current assets	576,377	569,096
Rental equipment, net	3,402,707	3,381,315
Property, plant and equipment, net	351,513	340,887
Operating lease assets	253,913	245,647
Goodwill	1,175,701	1,176,635
Intangible assets, net	272,444	419,709
Other non-current assets	16,113	4,626
Total long-term assets	5,472,391	5,568,819
Total assets	$6,048,768	$6,137,915
Liabilities and equity
Accounts payable	$118,890	$86,123
Accrued expenses	150,203	129,621
Accrued employee benefits	44,122	45,564
Deferred revenue and customer deposits	233,555	224,518
Operating lease liabilities – current	63,884	57,408
Current portion of long-term debt	21,140	18,786
Total current liabilities	631,794	562,020
Long-term debt	3,459,255	3,538,516
Deferred tax liabilities	524,941	554,268
Operating lease liabilities - non-current	190,746	187,837
Other non-current liabilities	40,696	34,024
Long-term liabilities	4,215,638	4,314,645
Total liabilities	4,847,432	4,876,665
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 188,591,960 and 189,967,135 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	19	20
Additional paid-in-capital	2,014,327	2,089,091
Accumulated other comprehensive loss	(47,306)	(52,768)
Accumulated deficit	(765,704)	(775,093)
Total shareholders' equity	1,201,336	1,261,250
Total liabilities and shareholders' equity	$6,048,768	$6,137,915

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2024	2023	2024	2023
Revenues:
Leasing and services revenue:
Leasing	$458,592	$449,320	$919,193	$889,271
Delivery and installation	108,147	112,754	208,509	219,384
Sales revenue:
New units	21,378	9,004	34,877	19,661
Rental units	16,473	11,011	29,192	19,241
Total revenues	604,590	582,089	1,191,771	1,147,557
Costs:
Costs of leasing and services:
Leasing	98,248	98,556	200,642	196,071
Delivery and installation	81,170	81,349	159,012	156,356
Costs of sales:
New units	13,358	4,795	21,631	11,003
Rental units	9,085	5,067	15,961	9,521
Depreciation of rental equipment	75,611	64,450	150,519	123,606
Gross profit	327,118	327,872	644,006	651,000
Other operating expenses:
Selling, general and administrative	174,610	146,810	342,178	297,680
Other depreciation and amortization	18,135	17,346	36,055	34,519
Impairment loss on intangible asset	132,540	—	132,540	—
Lease impairment expense and other related charges, net	(23)	—	723	22
Restructuring costs	6,206	—	6,206	—
Currency (gains) losses, net	(42)	14	35	6,789
Other expense (income), net	924	(2,838)	1,555	(6,197)
Operating (loss) income	(5,232)	166,540	124,714	318,187
Interest expense, net	55,548	47,246	112,136	92,112
(Loss) income from continuing operations before income tax	(60,780)	119,294	12,578	226,075
Income tax (benefit) expense from continuing operations	(13,929)	31,565	3,189	62,075
(Loss) income from continuing operations	(46,851)	87,729	9,389	164,000

Discontinued operations:
Income from discontinued operations before income tax	—	—	—	4,003
Gain on sale of discontinued operations	—	—	—	176,078
Income tax expense from discontinued operations	—	—	—	45,468
Income from discontinued operations	—	—	—	134,613

Net (loss) income	$(46,851)	$87,729	$9,389	$298,613

(Loss) earnings per share from continuing operations:
Basic	$(0.25)	$0.44	$0.05	$0.80
Diluted	$(0.25)	$0.43	$0.05	$0.78
Earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.66
Diluted	$—	$—	$—	$0.65
(Loss) earnings per share:
Basic	$(0.25)	$0.44	$0.05	$1.46
Diluted	$(0.25)	$0.43	$0.05	$1.43
Weighted average shares:
Basic	189,680,091	200,946,619	189,908,812	204,635,764
Diluted	189,680,091	204,326,162	192,409,616	208,233,141
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(46,851)	$87,729	$9,389	$298,613
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense of $0.	(4,154)	5,915	(9,702)	13,849
Net gain on derivatives, net of income tax expense of $535 and $4,268 for the three months ended June 30, 2024 and 2023, respectively, and $5,050 and $4,046 for the six months ended June 30, 2024 and 2023, respectively.	1,624	12,831	15,164	12,164
Total other comprehensive (loss) income	(2,530)	18,746	5,462	26,013
Total comprehensive (loss) income	$(49,381)	$106,475	$14,851	$324,626

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	189,967	$20	$2,089,091	$(52,768)	$(775,093)	$1,261,250
Net income	—	—	—	—	56,240	56,240
Other comprehensive income	—	—	—	7,992	—	7,992
Withholding taxes on net share settlement of stock-based compensation	—	—	(14,524)	—	—	(14,524)
Common Stock-based award activity	628	—	9,099	—	—	9,099
Issuance of Common Stock from the exercise of options	3	—	69	—	—	69
Balance at March 31, 2024	190,598	20	2,083,735	(44,776)	(718,853)	1,320,126
Net loss	—	—	—	—	(46,851)	(46,851)
Other comprehensive loss	—	—	—	(2,530)	—	(2,530)
Common Stock-based award activity	26	—	9,614	—	—	9,614
Repurchase and cancellation of Common Stock	(2,036)	(1)	(79,074)	—	—	(79,075)
Issuance of Common Stock from the exercise of options	4	—	52	—	—	52
Balance at June 30, 2024	188,592	$19	$2,014,327	$(47,306)	$(765,704)	$1,201,336

Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	207,952	$21	$2,886,951	$(70,122)	$(1,251,550)	$1,565,300
Net income	—	—	—	—	210,884	210,884
Other comprehensive income	—	—	—	7,267	—	7,267
Withholding taxes on net share settlement of stock-based compensation	—	—	(10,058)	—	—	(10,058)
Common stock-based award activity	355	—	8,150	—	—	8,150
Repurchase and cancellation of Common Stock	(4,589)	—	(217,687)	—	—	(217,687)
Issuance of Common Stock from the exercise of options	6	—	68	—	—	68
Balance at March 31, 2023	203,723	21	2,667,424	(62,855)	(1,040,666)	1,563,924
Net income	—	—	—	—	87,729	87,729
Other comprehensive income	—	—	—	18,746	—	18,746
Common stock-based award activity	35	—	9,348	—	—	9,348
Repurchase and cancellation of Common Stock	(5,406)	(1)	(241,545)	—	—	(241,546)
Issuance of Common Stock from the exercise of options	24	—	344	—	—	344
Balance at June 30, 2023	198,376	$20	$2,435,571	$(44,109)	$(952,937)	$1,438,545

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities:
Net income	$9,389	$298,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,574	158,125
Provision for credit losses	23,196	22,193
Gain on sale of discontinued operations	—	(176,078)
Impairment loss on intangible asset	132,540	—
Gain on sale of rental equipment and other property, plant and equipment	(12,523)	(11,691)
Amortization of debt discounts and debt issuance costs	5,916	5,501
Stock-based compensation expense	18,713	17,498
Deferred income tax expense	(22,995)	90,675
Loss on settlement of foreign currency forward contract	—	7,715
Unrealized currency gains, net	(25)	(1,030)
Other	2,070	2,176
Changes in operating assets and liabilities:
Trade receivables	(12,701)	(48,641)
Inventories	(2,446)	(2,273)
Prepaid expenses and other assets	(10,512)	(2,211)
Operating lease assets and liabilities	1,076	37
Accounts payable and other accrued expenses	54,721	(19,705)
Deferred revenue and customer deposits	11,294	10,016
Net cash provided by operating activities	384,287	350,920
Investing activities:
Acquisitions, net of cash acquired	(70,575)	(149,421)
Purchase of rental equipment and refurbishments	(137,591)	(102,709)
Proceeds from sale of rental equipment	30,668	25,254
Purchase of property, plant and equipment	(12,801)	(11,189)
Proceeds from sale of property, plant and equipment	215	265
Purchase of investments	(3,245)	—
Proceeds from sale of discontinued operations	—	403,992
Payment for settlement of foreign currency forward contract	—	(7,715)
Net cash (used in) provided by investing activities	(193,329)	158,477
Financing activities:
Receipts from borrowings	782,235	628,538
Repayment of borrowings	(870,028)	(674,719)
Payment of financing costs	(5,220)	—
Payments on finance lease obligations	(9,569)	(8,133)
Receipts from issuance of Common Stock from the exercise of options	121	412
Repurchase and cancellation of Common Stock	(78,677)	(456,297)
Taxes paid on employee stock awards	(14,524)	(10,058)
Net cash used in financing activities	(195,662)	(520,257)
Effect of exchange rate changes on cash and cash equivalents	(330)	746
Net change in cash and cash equivalents	(5,034)	(10,114)
Cash and cash equivalents at the beginning of the period	10,958	17,774
Cash and cash equivalents at the end of the period	$5,924	$7,660

Supplemental cash flow information:
Interest paid, net	$109,524	$86,123
Income taxes paid, net	$36,062	$15,055
Capital expenditures accrued or payable	$15,695	$18,740

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Holdings Corporation (“WillScot” and, together with its subsidiaries, the “Company”) is a leading business services provider specializing in innovative and flexible turnkey temporary space solutions in the United States (“US”), Canada, and Mexico. The Company leases, sells, delivers and installs modular space solutions and portable storage products through an integrated network of branch locations that spans North America.
On July 29, 2024, the Company amended and restated its certificate of incorporation to effect a change of the Company’s name from “WillScot Mobile Mini Holdings Corp.” to “WillScot Holdings Corporation."
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
The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

NOTE 2 - Acquisitions
Asset Acquisitions
During the six months ended June 30, 2024, the Company acquired certain assets and assumed certain liabilities of three local storage and modular companies, which consisted primarily of approximately 600 storage units and 800 modular units, for $70.6 million in cash, net of cash acquired. As of the acquisition dates, the fair value of rental equipment acquired was $67.7 million.
Integration Costs
The Company recorded $3.1 million and $2.2 million in integration costs related to business combinations, asset acquisitions, and the merger of WillScot and Mobile Mini, Inc. within selling, general and administrative expense ("SG&A") during the three months ended June 30, 2024 and 2023, respectively, and $5.9 million and $6.1 million in integration costs related to acquisitions and the merger during the six months ended June 30, 2024 and 2023, respectively.
Entry into an Agreement to Acquire McGrath RentCorp
On January 28, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with McGrath RentCorp ("McGrath"). Upon consummation of the merger, each outstanding share of McGrath common stock shall be converted into the right to receive either (i) $123.00 in cash or (ii) 2.8211 shares of the Company’s common stock. Under the terms of the Merger Agreement, the Company expects McGrath’s shareholders will own approximately 12.6% of the Company following the McGrath acquisition. The McGrath acquisition has been approved by the Company's and McGrath’s respective boards of directors and McGrath's shareholders. The McGrath acquisition is subject to the satisfaction or waiver of certain customary closing conditions, including receipt of regulatory approval, and is expected to close in 2024.
In connection with the Merger Agreement, the Company entered into a commitment letter dated January 28, 2024, which was amended and restated on June 13, 2024 and modified by a Notice of Reduction of Bridge Commitments on June 28, 2024 (the "Commitment Letter"), pursuant to which certain financial institutions have committed to make available, in accordance with the terms of the Commitment Letter, (i) a $500 million eight-year senior secured bridge credit facility and (ii) an upsize to the existing $3.7 billion ABL Facility (as defined below) of Williams Scotsman, Inc., a subsidiary of the Company ("WSI"), by $750 million to $4.5 billion to repay McGrath's existing unsecured revolving lines of credit and notes, fund the cash portion of the consideration, and pay the fees, costs and expenses incurred in connection with the McGrath acquisition and the related transactions.
The Company recorded $22.9 million and $35.2 million in legal and professional fees primarily related to the acquisition of McGrath within selling, general and administrative expense ("SG&A") during the three and six months ended June 30, 2024, respectively.

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

(in thousands)	Six Months Ended June 30, 2023
Revenues:
Leasing and services revenue:
Leasing	$6,389
Delivery and installation	1,802
Sales revenue:
New units	54
Rental units	449
Total revenues	8,694
Costs:
Costs of leasing and services:
Leasing	1,407
Delivery and installation	1,213
Costs of sales:
New units	38
Rental units	492
Gross profit	5,544
Expenses:
Selling, general and administrative	1,486
Other income, net	(1)
Operating income	4,059
Interest expense	56
Income from discontinued operations before income tax	4,003
Gain on sale of discontinued operations	175,708
Income tax expense from discontinued operations	45,468
Income from discontinued operations	$134,243
In January 2023, a $0.4 million adjustment was made to the gain on sale of the former Tank and Pump segment due to the final contractual working capital adjustment. Including this adjustment, the total gain on sale of discontinued operations was $176.1 million for the six months ended June 30, 2023.
For the six months ended June 30, 2023, significant investing items related to the former UK Storage Solutions segment were as follows:

(in thousands)	Six Months Ended June 30, 2023
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$514
Purchases of rental equipment and refurbishments	$(371)
Proceeds from sale of property, plant and equipment	$8
Purchases of property, plant and equipment	$(64)

NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and six months ended June 30, 2024 and 2023 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
US	$564,980	$545,333	$1,118,413	$1,078,507
Canada	32,306	30,839	58,838	57,780
Mexico	7,304	5,917	14,520	11,270
Total revenues	$604,590	$582,089	$1,191,771	$1,147,557
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
The Company’s revenue by major product and service line for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Modular space leasing revenue	$253,725	$236,625	$505,872	$461,095
Portable storage leasing revenue	86,433	93,462	177,882	190,777
VAPS and third party leasing revenues(a)	100,112	97,698	196,426	191,825
Other leasing-related revenue(b)	18,322	21,535	39,013	45,574
Leasing revenue	458,592	449,320	919,193	889,271
Delivery and installation revenue	108,147	112,754	208,509	219,384
Total leasing and services revenue	566,739	562,074	1,127,702	1,108,655
New unit sales revenue	21,378	9,004	34,877	19,661
Rental unit sales revenue	16,473	11,011	29,192	19,241
Total revenues	$604,590	$582,089	$1,191,771	$1,147,557

(a)
Includes $10.1 million and $6.1 million of service revenue for the three months ended June 30, 2024 and 2023, respectively, and $20.1 million and $11.7 million of service revenue for the six months ended June 30, 2024 and 2023, respectively.

(b)	Includes primarily damage billings, delinquent payment charges, and other processing fees.
Leasing and Services Revenue
The majority of revenue (74% and 75% for the three and six months ended June 30, 2024, respectively, and 76% for both the three and six months ended June 30, 2023) was generated by lease income subject to the guidance of Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or the sale of units subject to the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
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
The Company's allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, and the Company may be required to increase or decrease its allowance in future periods.
Activity in the allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$86,418	$61,402	$81,656	$57,048
Provision for credit losses, net of recoveries	11,389	13,390	23,196	22,193
Write-offs	(8,605)	(6,969)	(15,659)	(11,506)
Foreign currency translation and other	(132)	273	(123)	361
Balance at end of period	$89,070	$68,096	$89,070	$68,096
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of June 30, 2024 and December 31, 2023, the Company had approximately $131.5 million and $124.1 million, respectively, of deferred revenue related to services billed in advance. During the three and six months ended June 30, 2024, $20.1 million and $47.7 million, respectively, of deferred revenue billed in advance was recognized as revenue.
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

NOTE 5 - Leases
As of June 30, 2024, the future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2024 (remaining)	$33,385	$13,911
2025	72,199	27,000
2026	57,067	26,749
2027	45,506	23,504
2028	33,910	25,985
Thereafter	55,379	33,272
Total lease payments	297,446	150,421
Less: interest	(42,816)	(20,857)
Present value of lease liabilities	$254,630	$129,564
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.

The Company’s lease activity during the six months ended June 30, 2024 and 2023 was as follows:

(in thousands)	Six Months Ended June 30,
Financial Statement Line	2024	2023
Finance Lease Expense
Amortization of finance lease assets	$6,693	$7,580
Interest on obligations under finance leases	2,991	1,566
Total finance lease expense	$9,684	$9,146

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$601	$723
Selling, general and administrative	39,261	32,006
Lease impairment expense and other related charges	22	—
Short-term lease expense
Cost of leasing and services	14,026	12,404
Selling, general and administrative	997	883
Lease impairment expense and other related charges	—	22
Variable lease expense
Cost of leasing and services	523	1,675
Selling, general and administrative	5,359	4,847
Lease impairment expense and other related charges	701	—
Total operating lease expense	$61,490	$52,560
     Supplemental cash flow information related to leases for the six months ended June 30, 2024 and 2023 was as follows:

(in thousands)	Six Months Ended June 30,
Supplemental Cash Flow Information	2024	2023
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$39,374	$33,501
Operating cash outflows from finance leases	$3,020	$1,515
Financing cash outflows from finance leases	$9,568	$8,087

Right of use assets obtained in exchange for lease obligations	$43,751	$36,604
Assets obtained in exchange for finance leases	$22,077	$24,382
Weighted average remaining operating lease terms and the weighted average discount rates as of June 30, 2024 and December 31, 2023 were as follows:

Lease Terms and Discount Rates	June 30, 2024	December 31, 2023
Weighted average remaining lease term - operating leases	5.1 years	5.4 years
Weighted average discount rate - operating leases	5.9%	5.9%
Weighted average remaining lease term - finance leases	4.9 years	5.0 years
Weighted average discount rate - finance leases	5.0%	4.8%

NOTE 6 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$43,701	$43,071
Finished units	6,026	4,335
Inventories	$49,727	$47,406

NOTE 7 - Rental Equipment
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Modular space units	$3,620,534	$3,541,451
Portable storage units	1,046,147	1,009,059
Value added products	205,913	204,933
Total rental equipment	4,872,594	4,755,443
Less: accumulated depreciation	(1,469,887)	(1,374,128)
Rental equipment, net	$3,402,707	$3,381,315

NOTE 8 - Goodwill and Intangibles
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2022	$1,011,429
Additions from acquisitions	164,502
Effects of movements in foreign exchange rates	704
Balance at December 31, 2023	1,176,635
Effects of movements in foreign exchange rates	(934)
Balance at June 30, 2024	$1,175,701
The Company had no goodwill impairment during the six months ended June 30, 2024 or the year ended December 31, 2023.
Intangible Assets
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	June 30, 2024
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	4.0	$214,408	$(98,924)	$115,484
Technology	2.0	1,500	(1,000)	500
Trade name – Mobile Mini	3.1	31,460	—	31,460
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$372,368	$(99,924)	$272,444

	December 31, 2023
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	4.5	$214,408	$(84,324)	$130,084
Technology	2.5	1,500	(875)	625
Indefinite-lived intangible assets:
Trade name – Mobile Mini		164,000	—	164,000
Trade name – WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$504,908	$(85,199)	$419,709
Amortization expense related to intangible assets was $7.3 million and $6.0 million for the three months ended June 30, 2024 and 2023, respectively, and $14.7 million and $11.9 million for the six months ended June 30, 2024 and 2023, respectively.
In the second quarter of 2024, the Company determined that a review of the carrying value of the Mobile Mini trade name was necessary based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name. As of June 30, 2024, the Mobile Mini trade name was tested for impairment using the relief from royalty valuation method. This valuation represents a Level 3 asset measured at fair value on a nonrecurring basis. After determining the estimated fair value, the Company recorded an impairment charge of $132.5 million during the three months ended June 30, 2024. This non-cash charge was recorded to impairment loss on intangible asset on the consolidated statement of operations. As of June 30, 2024, the remaining net book value of the Mobile Mini trade name was $31.5 million, which will be amortized over a remaining useful life of approximately 3.1 years. The Company did not record any other impairment charges during the six months ended June 30, 2024.
As of June 30, 2024, the expected future amortization expense for intangible assets is as follows for the years ended December 31:

(in thousands)
2024 (remaining)	$24,221
2025	42,474
2026	35,703
2027	30,426
2028	14,620
Total	$147,444

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	June 30, 2024	December 31, 2023
2025 Secured Notes	6.125%	2025	$523,988	$522,735
ABL Facility	Varies	2027	1,344,702	1,929,259
2028 Secured Notes	4.625%	2028	495,034	494,500
2029 Secured Notes	6.625%	2029	493,094	—
2031 Secured Notes	7.375%	2031	494,013	493,709
Finance Leases	Varies	Varies	129,564	117,099
Total debt			3,480,395	3,557,302
Less: current portion of long-term debt			21,140	18,786
Total long-term debt			$3,459,255	$3,538,516

Maturities of debt, including finance leases, during the periods subsequent to June 30, 2024 are as follows:

(in thousands)
2024 (remaining)	$13,911
2025	553,500
2026	26,749
2027	1,391,083
2028	525,985
Thereafter	1,033,272
Total	$3,544,500
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
The applicable margin for Canadian Bankers' Acceptance Rate, Term Secured Overnight Financing Rate ("SOFR"), British Pounds Sterling and Euro loans is 1.50%. The facility includes a credit spread adjustment of 0.10% in addition to the applicable margin. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% or one step up of 0.25% based on the Company's leverage ratio and excess availability from the prior quarter. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. As of June 30, 2024, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the interest rate swap agreements, was 5.32%. Refer to Note 12 for a detailed discussion of interest rate management.
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
In connection with the Company's pending acquisition of McGrath, on February 27, 2024, WSI and certain other subsidiaries of the Company entered into an amendment to the ABL Facility (the "Sixth Amendment") to, among other things, (i) permit the incurrences of indebtedness by WSI and certain other subsidiaries of the Company to finance the McGrath acquisition; (ii) increase the maximum revolving credit facility amount to $4.45 billion, including an increase to the US Facility of $744.5 million and an increase to the Multicurrency of $5.5 million; and (iii) modify the borrowing base, certain thresholds, basket sizes and default and notice triggers to account for the increased size of the business and new asset types of WSI and its subsidiaries following the McGrath acquisition. The amendments contemplated by the Sixth Amendment will not become effective until the closing of the McGrath acquisition.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate revolver commitments and (ii) the borrowing base ("Line Cap"). At June 30, 2024, the Line Cap was $3.2 billion and the Company had $1.8 billion of available borrowing capacity under the ABL Facility, including $1.6 billion under the US Facility and $195.1 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $220.0 million letters of credit and $220.0 million swingline loans. At June 30, 2024, the available capacity was $199.2 million of letters of credit and $217.4 million of swingline loans. At June 30, 2024, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $20.8 million of standby letters of credit under the ABL Facility at June 30, 2024.
The Company had approximately $1.4 billion of outstanding borrowings under the ABL Facility at June 30, 2024. Debt issuance costs of $22.9 million and $26.8 million were presented as direct reductions of the corresponding liabilities at June 30, 2024 and December 31, 2023, respectively.
The ABL Facility and related guarantees are secured by a first priority security interest in substantially all of the assets of WSI and the Company’s other subsidiaries that are borrowers or guarantors under the ABL Facility (collectively the “ABL Loan Parties”), subject to customary exclusions.

Senior Secured Notes
The 2025 Secured Notes mature on June 15, 2025. At June 30, 2024, the 2025 Secured Notes were classified as long-term on the Condensed Consolidated Balance Sheet because the Company has the intent and believes it has the ability to refinance this obligation on a long-term basis as demonstrated by the forecasted available capacity under the ABL Facility if other refinancing efforts are unsuccessful or uneconomical.
On June 28, 2024, WSI completed a private offering of $500.0 million in aggregate principal amount of 6.625% senior secured notes due 2029 (the "2029 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay approximately $495.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses. The 2029 Secured Notes mature on June 15, 2029 and bear interest at a rate of 6.625% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2024. Unamortized deferred financing costs pertaining to the 2029 Secured Notes were $6.9 million as of June 30, 2024.
The 2025 Secured Notes, 2028 Secured Notes, 2029 Secured Notes and 2031 Secured Notes (collectively, “the Secured Notes”) are unconditionally guaranteed by certain subsidiaries of the Company (collectively, “the Note Guarantors”). WillScot is not a guarantor of the Secured Notes. The Note Guarantors are guarantors or borrowers under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the Secured Notes. The Secured Notes and related guarantees are secured by a second priority security interest in substantially the same assets of WSI and the Note Guarantors securing the ABL Facility. Upon the repayment of the 2025 Secured Notes and the 2028 Secured Notes, if the lien associated with the ABL Facility represents the only lien outstanding on the collateral under the 2029 Secured Notes and the 2031 Secured Notes (other than certain permitted), the collateral securing the 2029 Secured Notes and the 2031 Secured Notes will be released and the 2029 Secured Notes and the 2031 Secured Notes will become unsecured subject to satisfaction of customary conditions.
Finance Leases
The Company maintains finance leases primarily related to transportation-related equipment. At June 30, 2024 and December 31, 2023, obligations under finance leases were $129.6 million and $117.1 million, respectively. Refer to Note 5 for further information.
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of June 30, 2024.

NOTE 10 – Equity
Common Stock
In connection with the stock compensation vesting and stock option exercises described in Note 14, the Company issued 660,338 shares of Common Stock during the six months ended June 30, 2024.
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
During the six months ended June 30, 2024, the Company repurchased 2,035,513 shares of Common Stock for $78.7 million, excluding excise tax. As of June 30, 2024, $419.5 million of the authorization for future repurchases of the Common Stock remained available.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30, 2024
(in thousands)	Foreign currency translation	Unrealized gains on hedging activities	Total
Balance at December 31, 2023	$(56,031)	$3,263	$(52,768)
Other comprehensive (loss) income before reclassifications	(5,548)	18,807	13,259
Reclassifications from AOCI to income	—	(5,267)	(5,267)
Balance at March 31, 2024	(61,579)	16,803	(44,776)
Other comprehensive (loss) income before reclassifications	(4,154)	7,247	3,093
Reclassifications from AOCI to income	—	(5,623)	(5,623)
Balance at June 30, 2024	$(65,733)	$18,427	$(47,306)

	Six Months Ended June 30, 2023
(in thousands)	Foreign currency translation	Unrealized gains on hedging activities	Total
Balance at December 31, 2022	$(70,122)	$—	$(70,122)
Other comprehensive income before reclassifications	7,934	859	8,793
Reclassifications from AOCI to income	—	(1,526)	(1,526)
Balance at March 31, 2023	(62,188)	(667)	(62,855)
Other comprehensive income before reclassifications	5,915	15,761	21,676
Reclassifications from AOCI to income	—	(2,930)	(2,930)
Balance at June 30, 2023	$(56,273)	$12,164	$(44,109)
For the three months ended June 30, 2024 and 2023, gains of $5.6 million and $2.9 million, respectively, were reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. For the six months ended June 30, 2024 and 2023, gains of $10.9 million and $4.5 million, respectively, were reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. The interest rate swaps are discussed in Note 12. Associated with these reclassifications, the Company recorded a tax benefit of $1.6 million and tax expense of $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and tax expense of $3.0 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 11 – Income Taxes
The Company recorded $13.9 million of income tax benefit from continuing operations and $3.2 million of income tax expense from continuing operations for the three and six months ended June 30, 2024, respectively, and $31.6 million and $62.1 million of income tax expense from continuing operations for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 22.9% and 25.4%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2023 was 26.5% and 27.5%, respectively.
The effective tax rate for the three and six months ended June 30, 2024 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes and non-deductible executive compensation, partially offset by a discrete tax benefit related to employee stock vesting. The effective tax rate for the three and six months ended June 30, 2023 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes and an add-back for non-deductible executive compensation.

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
The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. The floating rate that the Company receives under the terms of these swap agreements was 5.35% at June 30, 2024.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Cash Flow Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$17,124	$9,145
Interest rate swaps	Other non-current assets	$7,894	$—
Interest rate swaps	Other non-current liabilities	$—	$(4,595)
The fair value of the interest rate swaps was based on dealer quotes of market forward rates, which are Level 2 inputs on the fair value hierarchy (see Note 13), and reflected the amount that the Company would receive or pay as of June 30, 2024 for contracts involving the same attributes and maturity dates.

The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Gain recognized in OCI	$31,104	$20,666
Location of gain recognized in income	Interest expense, net	Interest expense, net
Gain reclassified from AOCI into income	$(10,890)	$(4,456)

NOTE 13 - Fair Value Measures
The fair value of financial assets and liabilities are included at the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company utilizes the following accounting guidance for the three levels of inputs that may be used to measure fair value:

Level 1 -	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2 -	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and
Level 3 -	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions
The Company has assessed that the fair values of cash and short-term deposits, marketable securities, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. The Company's nonfinancial assets, which are measured at fair value on a nonrecurring basis, include rental equipment, property, plant and equipment, goodwill, intangible assets and certain other assets. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at June 30, 2024 and December 31, 2023 approximate their respective book values. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates.
The fair values of the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Secured Notes, and the 2031 Secured Notes are based on their last trading price at the end of each period obtained from a third party. The following table shows the carrying amounts and fair values of these financial liabilities measured using Level 2 inputs:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Secured Notes	$523,988	$526,247	$522,735	$527,021
2028 Secured Notes	495,034	472,225	494,500	474,285
2029 Secured Notes	493,094	504,040	—	—
2031 Secured Notes	494,013	514,970	493,709	528,075
Total	$2,006,129	$2,017,482	$1,510,944	$1,529,381
As of June 30, 2024, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Secured Notes, and the 2031 Secured Notes included $2.5 million, $5.0 million, $6.9 million, and $6.0 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2023, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured Notes included $3.8 million, $5.5 million, and $6.3 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
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

Restricted Stock Awards
The following table summarizes the Company's RSA activity for the six months ended June 30, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	28,946	$44.44	35,244	$37.17
Granted	32,332	$38.20	25,483	$44.59
Vested	(25,483)	$44.59	(35,244)	$37.17
Outstanding at end of period	35,795	$38.69	25,483	$44.59
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million for both the three months ended June 30, 2024 and 2023. Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.6 million for both the six months ended June 30, 2024 and 2023. At June 30, 2024, unrecognized compensation cost related to RSAs totaled $1.2 million and was expected to be recognized over the remaining weighted average vesting period of 0.9 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the six months ended June 30, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	618,836	$36.07	789,779	$26.16
Granted	273,524	$48.68	213,388	$50.74
Forfeited	(12,906)	$44.47	(43,486)	$34.67
Vested	(223,566)	$33.31	(281,153)	$22.40
Outstanding at end of period	655,888	$42.11	678,528	$34.91
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $2.7 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively. Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $5.0 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, unrecognized compensation cost related to Time-Based RSUs totaled $21.9 million and was expected to be recognized over the remaining weighted average vesting period of 2.5 years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity for the six months ended June 30, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,939,691	$42.95	1,894,250	$33.67
Granted	295,833	$66.60	376,826	$69.52
Forfeited	(9,965)	$46.18	(985)	$69.52
Vested	(353,323)	$39.10	(181,319)	$16.82
Outstanding at end of period	1,872,236	$47.40	2,088,772	$41.54
Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $6.6 million and $6.9 million for the three months ended June 30, 2024 and 2023, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $13.1 million and $12.7 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, unrecognized compensation cost related to Performance-Based RSUs totaled $41.4 million and was expected to be recognized over the remaining weighted average vesting period of 1.5 years.

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
Stock Options
The following table summarizes the Company's stock option activity for the six months ended June 30, 2024:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	829,246	$12.86
Exercised	—	$—	(7,093)	$17.04
Outstanding at end of period	534,188	$13.60	822,153	$12.82

Fully vested and exercisable options, June 30, 2024	534,188	$13.60	822,153	$12.82
The following table summarizes the Company's stock option activity for the six months ended June 30, 2023:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	864,276	$12.91
Exercised	—	$—	(29,335)	$14.06
Outstanding at end of period	534,188	$13.60	834,941	$12.87

Fully vested and exercisable options, June 30, 2023	534,188	$13.60	834,941	$12.87

NOTE 15 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2024, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 16 - Earnings (Loss) Per Share
The following table reconciles the weighted average shares outstanding for the basic earnings per share calculation to the weighted average shares outstanding for the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Numerator:
(Loss) income from continuing operations	$(46,851)	$87,729	$9,389	$164,000
Income from discontinued operations	—	—	—	134,613
Net (loss) income	$(46,851)	$87,729	$9,389	$298,613

Denominator:
Weighted average Common Shares outstanding – basic	189,680	200,947	189,909	204,636
Dilutive effect of shares outstanding
RSAs	—	16	19	21
Time-based RSUs	—	242	186	309
Performance-based RSUs	—	2,148	1,354	2,274
Stock Options	—	973	942	993
Weighted average Common Shares outstanding – dilutive	189,680	204,326	192,410	208,233
The following common shares that the Company may be obligated to issue were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
RSAs	36	—	—	—
Time-based RSUs	656	210	342	211
Performance-based RSUs	1,872	373	661	187
Stock Options	1,356	—	—	—
Total anti-dilutive shares	3,920	583	1,003	398

NOTE 17 - Restructuring
In June 2024, the Company implemented a cost-reduction plan to be completed by the end of 2024. During the six months ended June 30, 2024, restructuring costs incurred under this plan included employee termination costs of $6.2 million. The following is a summary of the activity in the Company’s restructuring accruals for the six months ended June 30, 2024:

Six Months Ended June 30,
(in thousands)	2024
Beginning balance	$—
Charges	6,206
Cash payments	(513)
Ending balance	$5,693

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Holdings Corporation ("WillScot") operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and six months ended June 30, 2024 or prior periods.
On January 31, 2023, the Company completed the sale of its former United Kingdom ("UK") Storage Solutions segment. This MD&A presents the historical financial results of the former UK Storage Solutions segment as discontinued operations for all periods presented.
On July 29, 2024, the Company amended and restated its certificate of incorporation to effect a change of the Company’s name from “WillScot Mobile Mini Holdings Corp.” to “WillScot Holdings Corporation."
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

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey temporary space solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of June 30, 2024, our branch network included approximately 260 branch locations and additional drop lots to service our over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” temporary space solutions with over 152,000 modular space units and over 206,000 portable storage units in our fleet.
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
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction sector, which collectively accounted for approximately 86% of our revenues for the six months ended June 30, 2024.
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
Significant Developments
Entry into an Agreement to Acquire McGrath RentCorp
On January 28, 2024, we entered into an agreement and plan of merger (the “Merger Agreement”) with McGrath RentCorp ("McGrath"). Upon consummation of the merger, each outstanding share of McGrath common stock shall be converted into the right to receive either (i) $123.00 in cash or (ii) 2.8211 shares of the Company’s common stock. Under the terms of the Merger Agreement, we expect McGrath’s shareholders will own approximately 12.6% of the Company following the McGrath acquisition. The McGrath acquisition has been approved by the Company's and McGrath’s respective boards of directors and McGrath's shareholders. The McGrath acquisition is subject to the satisfaction or waiver of certain customary closing conditions, including receipt of regulatory approval, and is expected to close in 2024.

In connection with the Merger Agreement, we entered into a commitment letter dated January 28, 2024, which was amended and restated on June 13, 2024 and modified by a Notice of Reduction of Bridge Commitments on June 28, 2024 (the "Commitment Letter"), pursuant to which certain financial institutions have committed to make available, in accordance with the terms of the Commitment Letter, (i) a $500 million eight-year senior secured bridge credit facility and (ii) an upsize to the existing $3.7 billion ABL Facility (as defined below) of Williams Scotsman, Inc., a subsidiary of the Company ("WSI"), by $750 million to $4.5 billion to repay McGrath's existing unsecured revolving lines of credit and notes, fund the cash portion of the consideration, and pay the fees, costs and expenses incurred in connection with the McGrath acquisition and the related transactions.
We recorded $22.9 million and $35.2 million in legal and professional fees primarily related to the acquisition of McGrath within selling, general and administrative expense ("SG&A") during the three and six months ended June 30, 2024, respectively.
Financing Activities
On June 28, 2024, WSI completed a private offering of $500.0 million in aggregate principal amount of 6.625% senior secured notes due 2029 (the "2029 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay approximately $495.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses.
Mobile Mini Trade Name Impairment
In the second quarter of 2024, we determined that a review of the carrying value of the Mobile Mini trade name was necessary based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name. As of June 30, 2024, the Mobile Mini trade name was tested for impairment using the relief from royalty valuation method. After determining the estimated fair value, we recorded an impairment charge of $132.5 million during the three months ended June 30, 2024. This non-cash charge was recorded to impairment loss on intangible asset on the consolidated statement of operations. As of June 30, 2024, the remaining net book value of the Mobile Mini trade name was $31.5 million, which will be amortized over a remaining useful life of approximately 3.1 years.
Asset Acquisitions
During the six months ended June 30, 2024, we acquired certain assets and assumed certain liabilities of three local storage and modular companies, which consisted primarily of approximately 600 storage units and 800 modular units, for $70.6 million. As of the acquisition dates, the fair value of rental equipment acquired was $67.7 million.
Share Repurchases
During the six months ended June 30, 2024, we repurchased 2,035,513 shares of Common Stock for $78.7 million, excluding excise tax. As of June 30, 2024, $419.5 million of the authorization for future repurchases of the Common Stock remained available. Given that we believe our free cash flow is predictable, we believe that repurchases will be a recurring capital allocation priority.
Interest Rate Swap Agreements
In January 2024, we entered into two interest rate swap agreements with financial counterparties relating to $500.0 million in aggregate notional amount of variable-rate debt under the ABL Facility. Under the terms of the agreements, we receive a floating rate equal to one-month term SOFR and make payments based on a weighted average fixed interest rate of 3.70% on the notional amount. The swap agreements were designated and qualified as hedges of our exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027.
Segment Reporting
In January 2024, we completed the unification of our go-to market structure by integrating our modular and storage divisions under a single leadership team organized by metropolitan statistical area (MSA), which enables us to consistently deliver our portfolio of solutions to our entire customer base. In connection with this change in operating model, we realigned the composition of our operating and reportable segments. As a result, we concluded that our two operating segments (US and Other North America) are aggregated into one reportable segment.

Second Quarter Highlights

	Three Months Ended June 30,		2024 vs. 2023 Change
(in thousands, except for units on rent and monthly rental rate)[1]	2024	2023
Revenue	$604,590	$582,089	$22,501
(Loss) income from continuing operations	$(46,851)	$87,729	$(134,580)
Adjusted EBITDA from continuing operations	$263,576	$261,341	$2,235
Capital expenditures for rental equipment	$65,174	$55,581	$9,593
Net CAPEX	$54,733	$42,554	$12,179
Average modular space units on rent	95,671	98,939	(3,268)
Average modular space utilization rate	62.5%	64.8%	(230)	bps
Average modular space monthly rental rate	$1,176	$1,091	$85
Average portable storage units on rent	124,743	155,615	(30,872)
Average portable storage utilization rate	59.2%	73.3%	(1,410)	bps
Average portable storage monthly rental rate	$263	$223	$40
[1] Effective for the three months ended June 30, 2024, we reclassified approximately 2,000 units that were previously reported as modular space units on rent to portable storage units on rent as these units are generally used in a dry storage application. Additionally, based on our segment realignment, we have conformed our VAPS presentation to include all VAPS not specific to portable storage orders as modular space VAPS and recalculated average monthly rental rates. This treatment is consistent with prior treatment in our previous Modular Segment. All historical product operating key performance indicators have been recast to be presented on a comparable basis for all periods.

For the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, results and key drivers of our financial performance included:
•Total revenues increased $22.5 million, or 3.9%. Leasing revenue increased $9.3 million, or 2.1%, new unit sales revenue increased $12.4 million, or 137.4%, and rental unit sales increased $5.5 million, or 49.6%. These increases were partially offset by a decrease in delivery and installation revenue of $4.6 million, or 4.1%.
•Modular product revenue, which represented 77.8% of consolidated revenue for the three months ended June 30, 2024, increased $32.6 million, or 7.5%, to $470.4 million. The increase was driven by our core leasing revenue, which increased $12.3 million, or 3.6%, due to continued growth of pricing and VAPS, as well as increased delivery and installation revenue, which increased $2.0 million, or 2.4%. Rental unit sales increased $5.4 million, or 64.8%, and new unit sales increased $12.9 million, or 170.2%.
Modular revenue drivers for the three months ended June 30, 2024 included:
•Modular space average monthly rental rate increased $85, or 7.8%, year over year to $1,176 representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
•Average modular space units on rent decreased 3,268, or 3.3%, year over year.
•Average modular space monthly utilization decreased 230 basis points ("bps") to 62.5%.
•Storage product revenue, which represented 22.2% of consolidated revenue for the three months ended June 30, 2024, decreased $10.1 million, or 7.0%, to $134.1 million. The decrease was driven by delivery and installation revenue, which decreased $6.6 million, or 22.1%, driven reduced delivery volumes, as well as a decrease in core leasing revenue of $3.0 million, or 2.8%, driven by reduced portable storage container volumes, partially offset by increased rates on portable storage containers and increased revenue from acquired climate-controlled containers and refrigerated storage units. Rental unit sales remained flat at $2.7 million, and new unit sales decreased $0.5 million, or 37.8%. Storage revenue drivers for the three months ended June 30, 2024 included:
•Portable storage average monthly rental rate increased $40, or 17.9%, year over year to $263 as a result of our price management tools, processes and benefits from increased VAPS penetration opportunities, as well as higher rates on the climate-controlled containers and refrigerated storage units acquired in 2023 and 2024.
•Average portable storage units on rent decreased 30,872, or 19.8%, year over year driven by lower demand for the three months ended June 30, 2024. The lower demand was driven largely by decreased new construction project starts over the past year as compared to higher activity levels experienced during 2021 and 2022 and less demand in the retail and wholesale trade customer segment.
•Average portable storage monthly utilization decreased 14.1% to 59.2% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

•Generated a loss from continuing operations of $46.9 million for the three months ended June 30, 2024, which included discrete costs in the period of $165.5 million, including a $132.5 million impairment loss on intangible asset, $22.9 million of legal and professional fees primarily related to the acquisition of McGrath, $3.1 million of integration costs, and $6.2 million of lease impairment expense, restructuring, and other related charges primarily related to employee termination costs as a result of a cost-reduction plan implemented in June 2024. Gross profit margin for the three months ended June 30, 2024 was 54.1%.
•Generated Adjusted EBITDA from continuing operations of $263.6 million for the three months ended June 30, 2024, representing an increase of $2.2 million, or 1%, as compared to the same period in 2023.
•Adjusted EBITDA margin from continuing operations was 43.6% for the three months ended June 30, 2024 and decreased 130 bps versus prior year. Leasing margins increased 51 bps versus prior year and delivery and installation margins decreased 291 bps versus prior year.
•Net cash provided by operating activities decreased $26.5 million to $175.6 million for the three months ended June 30, 2024. Net cash used in investing activities, excluding cash used for acquisitions, increased by $12.6 million. Capital expenditures for rental equipment increased $9.6 million for the three months ended June 30, 2024 as a result of increased new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units. Purchases of property, plant, and equipment increased $1.8 million for the three months ended June 30, 2024. Proceeds from the sale of rental equipment decreased $1.0 million. Net CAPEX increased $12.1 million for the three months ended June 30, 2024.
•Generated Free Cash Flow of $120.9 million for the three months ended June 30, 2024, representing a decrease of $38.7 million as compared to the same period in 2023. We deployed this Free Cash Flow to acquire two local providers of storage and modular space solutions with portfolios of approximately 500 storage units and 30 modular units for $29.6 million. We returned $78.7 million to shareholders through stock repurchases, reducing outstanding Common Stock by 2,035,513 shares.
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

Consolidated Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Our condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023 are presented below.

	Three Months Ended June 30,		2024 vs. 2023 $ Change
(in thousands)	2024	2023
Revenues:
Leasing and services revenue:
Leasing	$458,592	$449,320	$9,272
Delivery and installation	108,147	112,754	(4,607)
Sales revenue:
New units	21,378	9,004	12,374
Rental units	16,473	11,011	5,462
Total revenues	604,590	582,089	22,501
Costs:
Costs of leasing and services:
Leasing	98,248	98,556	(308)
Delivery and installation	81,170	81,349	(179)
Costs of sales:
New units	13,358	4,795	8,563
Rental units	9,085	5,067	4,018
Depreciation of rental equipment	75,611	64,450	11,161
Gross profit	327,118	327,872	(754)
Other operating expenses:
Selling, general and administrative	174,610	146,810	27,800
Other depreciation and amortization	18,135	17,346	789
Impairment loss on intangible asset	132,540	—	132,540
Lease impairment expense and other related charges, net	(23)	—	(23)
Restructuring costs	6,206	—	6,206
Currency (gains) losses, net	(42)	14	(56)
Other expense (income), net	924	(2,838)	3,762
Operating (loss) income	(5,232)	166,540	(171,772)
Interest expense, net	55,548	47,246	8,302
(Loss) income from continuing operations before income tax	(60,780)	119,294	(180,074)
Income tax (benefit) expense from continuing operations	(13,929)	31,565	(45,494)
(Loss) income from continuing operations	$(46,851)	$87,729	$(134,580)
Comparison of Three Months Ended June 30, 2024 and 2023
Revenue: Total revenue increased $22.5 million, or 3.9%, to $604.6 million for the three months ended June 30, 2024 from $582.1 million for the three months ended June 30, 2023. Leasing revenue increased $9.3 million, or 2.1%, as compared to the same period in 2023, driven by improved pricing and value added products penetration, partially offset by a decrease of 34,140 average total units on rent, which was primarily driven by a decrease in portable storage containers on rent. Delivery and installation revenues decreased $4.6 million, or 4.1%, due to decreased deliveries and returns. Rental unit sales increased $5.5 million, or 49.6%, primarily driven by a single large project in the quarter, and new unit sales increased $12.4 million, or 137.4%, primarily related to sales activity from a company we acquired in the third quarter of 2023.
Total average units on rent for the three months ended June 30, 2024 and 2023 were 220,414 and 254,554, respectively, representing a decrease of 34,140 units, or 13.4%. Portable storage average units on rent decreased by 30,872 units, or 19.8%, for the three months ended June 30, 2024 driven by lower demand in 2024. The lower demand was driven largely by decreased new construction project starts over the past year as compared to higher activity levels experienced during 2021 and 2022 and less demand in the retail and wholesale trade customer segment. The average portable storage unit utilization rate during the three months ended June 30, 2024 was 59.2% as compared to 73.3% during the same period in 2023. Modular space average units on rent decreased 3,268 units, or 3.3%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was also driven largely by decreased new construction project starts over the past year as compared to higher activity levels experienced during 2021 and 2022. The average modular space unit utilization rate during the three months ended June 30, 2024 was 62.5% as compared to 64.8% during the same period in 2023.
Modular space average monthly rental rates increased 7.8% year over year to $1,176 for the three months ended June 30, 2024. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities. Average portable storage monthly rental rates increased 17.9% year over year to $263 for the three months ended June 30, 2024 as a result of our price management tools, processes and benefits from increased VAPS penetration opportunities, as well as higher rates on the climate-controlled containers and refrigerated storage units acquired in 2023 and 2024.
Gross profit: Gross profit decreased $0.8 million, or 0.2%, to $327.1 million for the three months ended June 30, 2024 from $327.9 million for the three months ended June 30, 2023. The decrease in gross profit was a result of decreased delivery and installation gross profit of $4.4 million and increased depreciation expense of $11.2 million, and was partially offset by a $9.6 million increase in leasing gross profit and a $5.3 million increase in new and rental unit sales gross profit. The increase in leasing gross profit was primarily a result of increased revenues due to favorable average monthly rental rates including VAPS across both portable storage and modular space units, which offset lower unit on rent volumes. Cost of leasing and services decreased by $0.5 million, or 0.3%, for the three months ended June 30, 2024 versus the three months ended June 30, 2023, driven by a decrease in subcontractors costs of $4.8 million, or 7.5%, and a decrease in materials costs of $2.6 million, or 9.8%. These decreased costs were partially offset by an increase in labor costs of $5.8 million, or 9.0%. Cost of sales increased by $12.6 million, or 127.6%, which is directionally in line with increased sales revenues of 89.1% for the three months ended June 30, 2024.
Our resulting gross profit percentage was 54.1% and 56.3% for the three months ended June 30, 2024 and 2023, respectively. Our adjusted gross profit percentage, excluding the effects of depreciation, was 66.6% and 67.4% for the three months ended June 30, 2024 and 2023, respectively. The decreases, as referenced above, were mainly driven by lower utilization rates, specifically on portable storage products.
SG&A: Selling, general and administrative expense ("SG&A") increased $27.8 million, or 18.9%, to $174.6 million for the three months ended June 30, 2024, compared to $146.8 million for the three months ended June 30, 2023. Discrete expenses for certain one-time projects, primarily legal and professional fees related to the acquisition of McGrath, increased $21.8 million. Real estate and occupancy costs increased $4.7 million, or 22.8%. Employee SG&A excluding stock compensation increased $4.9 million, or 7.8%, primarily as a result of increased salaries and wages. Stock based compensation increased $0.3 million, or 2.8%. These increased costs were partially offset by a $2.1 million decrease in service agreements and professional fees.
Adjusted EBITDA: Adjusted EBITDA increased $2.2 million, or 1%, to $263.6 million for the three months ended June 30, 2024 from $261.3 million for the three months ended June 30, 2023. The increase was driven by a $9.6 million increase in leasing gross profit and a $5.3 million increase in new and used sales gross profit as discussed above, partially offset by decreased delivery and installation gross profit of $4.4 million and increased SG&A, excluding discrete costs, of $4.9 million, or 3.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Other depreciation and amortization: Other depreciation and amortization increased $0.8 million to $18.1 million for the three months ended June 30, 2024 compared to $17.3 million for the three months ended June 30, 2023.
Impairment loss on intangible asset: Impairment loss on intangible asset was $132.5 million for the three months ended June 30, 2024 related to the impairment of the Mobile Mini trade name due to our plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name.
Restructuring costs: Restructuring costs of $6.2 million for the three months ended June 30, 2024 were primarily due to employee termination costs as a result of a cost-reduction plan implemented in June 2024.
Currency (gains) losses, net: Currency (gains) losses, net decreased by $0.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Other expense (income), net: Other expense, net was $0.9 million for the three months ended June 30, 2024 compared to other income, net of $2.8 million for the three months ended June 30, 2023. This change was primarily attributable to insurance recoveries received in 2023 related to Hurricane Ian in the Gulf Coast area of the United States in 2022.
Interest expense, net: Interest expense increased $8.3 million, or 17.6%, to $55.5 million for the three months ended June 30, 2024 from $47.2 million for the three months ended June 30, 2023. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates and higher outstanding debt balances. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.

Income tax (benefit) expense: Income tax benefit was $13.9 million for the three months ended June 30, 2024 compared to income tax expense of $31.6 million for the three months ended June 30, 2023, a change of $45.5 million. The change was primarily driven by a decrease in income from continuing operations before income tax for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $9.6 million, or 17.3%, to $65.2 million for the three months ended June 30, 2024 from $55.6 million for the three months ended June 30, 2023 as a result of increased refurbishment spending and new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units. Net CAPEX increased $12.1 million, or 28.4%, to $54.7 million for the three months ended June 30, 2024 from $42.6 million for the three months ended June 30, 2023 driven by the increase in capital expenditures for rental equipment as described above, as well as by a $1.8 million increase in purchases of property, plant and equipment, and a $1.0 million decrease in proceeds from the sale of rental equipment for the three months ended June 30, 2024.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Our condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 are presented below.

	Six Months Ended June 30,		2024 vs. 2023 $ Change
(in thousands)	2024	2023
Revenues:
Leasing and services revenue:
Leasing	$919,193	$889,271	$29,922
Delivery and installation	208,509	219,384	(10,875)
Sales revenue:
New units	34,877	19,661	15,216
Rental units	29,192	19,241	9,951
Total revenues	1,191,771	1,147,557	44,214
Costs:
Costs of leasing and services:
Leasing	200,642	196,071	4,571
Delivery and installation	159,012	156,356	2,656
Costs of sales:
New units	21,631	11,003	10,628
Rental units	15,961	9,521	6,440
Depreciation of rental equipment	150,519	123,606	26,913
Gross profit	644,006	651,000	(6,994)
Other operating expenses:
Selling, general and administrative	342,178	297,680	44,498
Other depreciation and amortization	36,055	34,519	1,536
Impairment loss on intangible asset	132,540	—	132,540
Lease impairment expense and other related charges, net	723	22	701
Restructuring costs	6,206	—	6,206
Currency losses, net	35	6,789	(6,754)
Other expense (income), net	1,555	(6,197)	7,752
Operating income	124,714	318,187	(193,473)
Interest expense, net	112,136	92,112	20,024
Income from continuing operations before income tax	12,578	226,075	(213,497)
Income tax expense from continuing operations	3,189	62,075	(58,886)
Income from continuing operations	9,389	164,000	(154,611)

Discontinued operations:
Income from discontinued operations before income tax	—	4,003	(4,003)
Gain on sale of discontinued operations	—	176,078	(176,078)
Income tax expense from discontinued operations	—	45,468	(45,468)
Income from discontinued operations	—	134,613	(134,613)

Net income	$9,389	$298,613	$(289,224)

The following table and discussion summarizes our financial performance for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

	Six Months Ended June 30,		2024 vs. 2023 Change
(in thousands, except for units on rent and monthly rental rate)[1]	2024	2023
Revenue	$1,191,771	$1,147,557	$44,214
Income from continuing operations	$9,389	$164,000	$(154,611)
Adjusted EBITDA from continuing operations	$511,585	$508,183	$3,402
Capital expenditures for rental equipment	$137,591	$102,709	$34,882
Net CAPEX	$119,509	$88,379	$31,130
Average modular space units on rent	95,721	99,271	(3,550)
Average modular space utilization rate	62.5%	65.3%	(280)	bps
Average modular space monthly rental rate	$1,163	$1,062	$101
Average portable storage units on rent	128,045	161,548	(33,503)
Average portable storage utilization rate	60.7%	77.1%	(1,640)	bps
Average portable storage monthly rental rate	$262	$218	$44
[1] Effective for the six months ended June 30, 2024, we reclassified approximately 2,000 units that were previously reported as modular space units on rent to portable storage units on rent as these units are generally used in a dry storage application. Additionally, based on our segment realignment, we have conformed our VAPS presentation to include all VAPS not specific to portable storage orders as modular space VAPS and recalculated average monthly rental rates. This treatment is consistent with prior treatment in our previous Modular Segment. All historical product operating key performance indicators have been recast to be presented on a comparable basis for all periods.

Comparison of Six Months Ended June 30, 2024 and 2023
Revenue: Total revenue increased $44.2 million, or 3.9%, to $1,191.8 million for the six months ended June 30, 2024 from $1,147.6 million for the six months ended June 30, 2023. Leasing revenue increased $29.9 million, or 3.4%, as compared to the same period in 2023 driven by improved pricing and value added products penetration, partially offset by a decrease of 37,053 average total units on rent. Delivery and installation revenues decreased $10.9 million, or 5.0%, due to decreased deliveries and returns. Rental unit sales increased $10.0 million, or 51.7%, primarily driven by a single large project in the second quarter and increased overall rental unit sales activity, and new unit sales increased $15.2 million, or 77.4%, primarily related to sales activity from a company we acquired in the third quarter of 2023.
Total average units on rent for the six months ended June 30, 2024 and 2023 were 223,766 and 260,819, respectively. Modular space average units on rent decreased 3,550 units, or 3.6%, and portable storage average units on rent decreased by 33,503 units, or 20.7%, for the six months ended June 30, 2024. The lower demand was driven largely by decreased new construction project starts over the past year as compared to higher activity levels experienced during 2021 and 2022 and less demand in the retail and wholesale trade customer segment. The average modular space unit utilization rate during the six months ended June 30, 2024 was 62.5% as compared to 65.3% during the same period in 2023. The average portable storage unit utilization rate during the six months ended June 30, 2024 was 60.7%, as compared to 77.1% during the same period in 2023.
Modular space average monthly rental rates increased 9.5% to $1,163 for the six months ended June 30, 2024. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities. Average portable storage monthly rental rates increased 20.2% to $262 for the six months ended June 30, 2024 as a result of our price management tools, processes and benefits from increased VAPS penetration opportunities, as well as higher rates on the climate-controlled containers and refrigerated storage units acquired in 2023 and 2024.
Gross profit: Gross profit decreased $7.0 million, or 1.1%, to $644.0 million for the six months ended June 30, 2024 from $651.0 million for the six months ended June 30, 2023. The decrease in gross profit was a result of a $26.9 million increase in depreciation of rental equipment and decreased delivery and installation gross profit of $13.5 million. These decreases in gross profit were partially offset by a $25.4 million increase in leasing gross profit and increased new and rental unit sale gross profits of $8.1 million. The increase in leasing gross profit was primarily a result of increased revenues due to favorable average monthly rental rates including VAPS across both portable storage and modular space units, which offset lower unit on rent volumes. Cost of leasing and services increased by $7.2 million, or 2.0%, for the six months ended June 30, 2024 versus the six months ended June 30, 2023, driven by a $18.4 million, or 14.7%, increase in labor cost and a $4.4 million, or 9.1%, increase in vehicle, equipment and other costs partially offset by a $11.0 million, or 8.7%, decrease in subcontractor costs and a $4.6 million, or 8.7%, decrease in material costs. Cost of sales increased by $17.1 million, or 83.2%, which is directionally in line with increased sales revenues of 64.7% for the six months ended June 30, 2024.
Our gross profit percentage was 54.0% and 56.7% for the six months ended June 30, 2024 and 2023, respectively. Our gross profit percentage, excluding the effects of depreciation, was 66.7% and 67.5% for the six months ended June 30,

2024 and 2023, respectively. The decreases, as referenced above, were mainly driven by lower utilization rates, specifically on portable storage products.
SG&A: SG&A increased $44.5 million, or 14.9%, to $342.2 million for the six months ended June 30, 2024, compared to $297.7 million for the six months ended June 30, 2023. Discrete expenses for certain one-time projects, primarily legal and professional fees related to the acquisition of McGrath, increased $34.7 million. Real estate and occupancy costs increased $8.5 million, or 20.6%, and employee SG&A excluding stock compensation increased $6.7 million, or 5.1%, primarily as a result of increased salaries and wages. Stock compensation expense increased $1.2 million to $18.7 million for the six months ended June 30, 2024, compared to $17.5 million for the six months ended June 30, 2023. These increases were partially offset by a $3.3 million, or 23.3%, decrease in travel costs and a $2.7 million, or 28.1%, decrease in our provision for credit losses.
Adjusted EBITDA: Adjusted EBITDA increased $3.4 million, or 1%, to $511.6 million for the six months ended June 30, 2024 from $508.2 million for the six months ended June 30, 2023. The increase was driven by a $25.4 million increase in leasing gross profit as discussed above, partially offset by decreased delivery and installation gross profit of $13.5 million and increased SG&A, excluding discrete costs, of $8.8 million, or 3.2%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Other depreciation and amortization: Other depreciation and amortization increased $1.5 million to $36.1 million for the six months ended June 30, 2024 compared to $34.5 million for the six months ended June 30, 2023.
Impairment loss on intangible asset: Impairment loss on intangible asset was $132.5 million for the six months ended June 30, 2024 related to the impairment of the Mobile Mini trade name based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name.
Lease impairment expense and other related charges: Lease impairment expense and other related charges increased to $0.7 million for the six months ended June 30, 2024. These charges were related to the exit of an office property.
Restructuring costs: Restructuring costs of $6.2 million for the six months ended June 30, 2024 were primarily due to employee termination costs as a result of a cost-reduction plan implemented in June 2024.
Currency losses, net: Currency losses, net decreased by $6.8 million for the six months ended June 30, 2024. This change was primarily attributable to a $7.7 million loss in 2023 on the settlement of the contingent foreign currency forward contract relating to the sale of the former UK Storage Solutions segment in January 2023.
Other expense (income), net: Other expense, net was $1.6 million for the six months ended June 30, 2024 compared to other income, net of $6.2 million for the six months ended June 30, 2023. This change was primarily attributable to insurance recoveries received in 2023 related to Hurricane Ian in the Gulf Coast area of the United States in 2022.
Interest expense, net: Interest expense increased $20.0 million to $112.1 million for the six months ended June 30, 2024 from $92.1 million for the six months ended June 30, 2023. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates and higher outstanding debt balances. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Income tax expense: Income tax expense decreased $58.9 million to $3.2 million for the six months ended June 30, 2024 compared to $62.1 million for the six months ended June 30, 2023. The decrease in expense was driven by a decrease in income from continuing operations before income tax for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Income from discontinued operations: Income from discontinued operations for the six months ended June 30, 2023 was related to the former UK Storage Solutions segment, which was sold January 2023.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $34.9 million, or 34.0%, to $137.6 million for the six months ended June 30, 2024 from $102.7 million for the six months ended June 30, 2023 as a result of increased refurbishment spending and new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units. Net CAPEX increased $31.1 million, or 35.2%, to $119.5 million for the six months ended June 30, 2024 from $88.4 million for the six months ended June 30, 2023 driven by the increase in capital expenditures for rental equipment as described above. This increase was partially offset by a $5.4 million increase in proceeds from the sale of rental equipment for the six months ended June 30, 2024.

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

The following table provides unaudited reconciliations of (Loss) income from continuing operations to Adjusted EBITDA from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
(Loss) income from continuing operations	$(46,851)	$87,729	$9,389	$164,000
Income tax (benefit) expense from continuing operations	(13,929)	31,565	3,189	62,075
Interest expense	55,548	47,246	112,136	92,112
Depreciation and amortization	93,746	81,796	186,574	158,125
Currency (gains) losses, net	(42)	14	35	6,789
Restructuring costs, lease impairment expense and other related charges, net	6,183	—	6,929	22
Impairment loss on intangible asset	132,540	—	132,540	—
Transaction costs	40	—	40	—
Integration costs	3,066	2,247	5,943	6,120
Stock compensation expense	9,614	9,348	18,713	17,498
Other	23,661	1,396	36,097	1,442
Adjusted EBITDA from continuing operations	$263,576	$261,341	$511,585	$508,183
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Management believes that the presentation of Adjusted EBITDA Margin provides useful information to investors regarding the performance of our business. The following table provides unaudited reconciliations of Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDA from continuing operations (A)	$263,576	$261,341	$511,585	$508,183
Revenue (B)	$604,590	$582,089	$1,191,771	$1,147,557
Adjusted EBITDA Margin from Continuing Operations (A/B)	43.6%	44.9%	42.9%	44.3%
Gross profit (C)	$327,118	$327,872	$644,006	$651,000
Gross Profit Margin (C/B)	54.1%	56.3%	54.0%	56.7%
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

The following table provides unaudited reconciliations of gross profit to Adjusted Gross Profit and gross profit percentage to Adjusted Gross Profit Percentage:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue (A)	$604,590	$582,089	$1,191,771	$1,147,557

Gross profit (B)	$327,118	$327,872	$644,006	$651,000
Depreciation of rental equipment	75,611	64,450	150,519	123,606
Adjusted Gross Profit (C)	$402,729	$392,322	$794,525	$774,606

Gross Profit Percentage (B/A)	54.1%	56.3%	54.0%	56.7%
Adjusted Gross Profit Percentage (C/A)	66.6%	67.4%	66.7%	67.5%
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
The following table provides unaudited reconciliations of Net CAPEX:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Purchase of rental equipment and refurbishments	$(65,174)	$(55,581)	$(137,591)	$(102,709)
Proceeds from sale of rental equipment	16,473	17,473	30,668	25,254
Net CAPEX for Rental Equipment	(48,701)	(38,108)	(106,923)	(77,455)
Purchase of property, plant and equipment	(6,247)	(4,453)	(12,801)	(11,189)
Proceeds from sale of property, plant and equipment	215	7	215	265
Net CAPEX	$(54,733)	$(42,554)	$(119,509)	$(88,379)

Liquidity and Capital Resources
Overview
WillScot is a holding company that derives its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash flows generated from operating activities of our subsidiaries, borrowings under our ABL Facility, and sales of debt securities. We have consistently accessed the debt capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. We believe we have ample liquidity in the ABL Facility and are generating substantial free cash flow, which together support both organic operations and other capital allocation priorities as they arise. We believe that our liquidity sources are sufficient to satisfy our anticipated operating, debt service and capital cash requirements over the next twelve months and thereafter for the foreseeable future.
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

Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At June 30, 2024, we had $1.8 billion of available borrowing capacity under the ABL Facility.
Cash Flow Comparison of the Six Months Ended June 30, 2024 and 2023
The consolidated statements of cash flows include amounts for the former UK Storage Solutions segment through January 31, 2023. See Note 3 to the financial statements for disclosure of significant investing items related to the former UK Storage Solutions segment.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$384,287	$350,920
Net cash (used in) provided by investing activities	(193,329)	158,477
Net cash used in financing activities	(195,662)	(520,257)
Effect of exchange rate changes on cash and cash equivalents	(330)	746
Net change in cash and cash equivalents	$(5,034)	$(10,114)
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 was $384.3 million as compared to $350.9 million for the six months ended June 30, 2023, an increase of $33.4 million. The increase was due to a change of $104.2 million in the net movements of the operating assets and liabilities, partially offset by a decrease of $70.8 million of net income, adjusted for non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $193.3 million as compared to $158.5 million of net cash provided by investing activities for the six months ended June 30, 2023, a $351.8 million increase in net cash used in investing activities. The increase in net cash used in investing activities resulted from $404.0 million in proceeds from the sale of the former UK Storage Solutions in the six months ended June 30, 2023 and a $34.9 million increase in refurbishment spending and new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units, during the six months ended June 30, 2024.
The increase in net cash used in investing activities was partially offset by a $78.8 million decrease in cash used in acquisitions, net of cash acquired, a $5.4 million increase in proceeds from the sale of rental equipment and a $7.7 million decrease in cash used for the settlement of a contingent foreign currency forward contract upon the closing of the sale of the former UK Storage Solutions segment in January 2023.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $195.7 million as compared to $520.3 million for the six months ended June 30, 2023, a decrease of $324.6 million. The decrease was primarily due to a $377.6 million decrease in cash used for the repurchase of common stock in the six months ended June 30, 2024. We paused share repurchases in the fourth quarter of 2023 as acquisition discussions advanced with McGrath and resumed repurchasing shares of our Common Stock in April 2024.
The decrease was partially offset by a $41.6 million increase in repayments of borrowings, net of receipts from borrowings, a $4.5 million increase in cash used for taxes paid on employee stock awards, a $5.2 million increase in cash used for payments for financing costs, and a $1.4 million increase in cash used for payments on finance lease obligations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$175,611	$202,155	$384,287	$350,920
Purchase of rental equipment and refurbishments	(65,174)	(55,581)	(137,591)	(102,709)
Proceeds from sale of rental equipment	16,473	17,473	30,668	25,254
Purchase of property, plant and equipment	(6,247)	(4,453)	(12,801)	(11,189)
Proceeds from sale of property, plant and equipment	215	7	215	265
Free Cash Flow	$120,878	$159,601	$264,778	$262,541
Free Cash Flow for the six months ended June 30, 2024 was $264.8 million as compared to $262.5 million for the six months ended June 30, 2023, an increase of $2.2 million. Free Cash Flow increased principally as a result of the $33.4 million increase in cash provided by operating activities and the $5.4 million increase in proceeds from the sale of rental equipment. The increase was partially offset by the $34.9 million increase in cash used in the purchase of rental equipment and refurbishments.
The $384.3 million in cash provided by operating activities for the six months ended June 30, 2024 was returned to shareholders through repurchases and cancellations of common stock of $78.7 million and reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments, acquire three local storage and modular companies for $70.6 million, and fund repayment of borrowings under our ABL Facility.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes, 2029 Secured Notes, 2031 Secured Notes, and finance leases totaling $3.5 billion as of June 30, 2024, $545.1 million of which is obligated to be repaid within the next twelve months. We have the intent and believe was have the ability to refinance the $526.5 million carrying value of the 2025 Secured Notes on a long-term basis as demonstrated by the forecasted available capacity under the ABL Facility if other refinancing efforts are unsuccessful or uneconomical. Refer to Note 9 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of June 30, 2024, the Company had lease obligations of $297.4 million, with $69.5 million payable within the next twelve months.
Entry into an Agreement to Acquire McGrath RentCorp
On January 28, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with McGrath RentCorp ("McGrath"). Upon consummation of the merger, each outstanding share of McGrath common stock shall be converted into the right to receive either (i) $123.00 in cash or (ii) 2.8211 shares of the Company’s common stock. Under the terms of the Merger Agreement, the Company expects McGrath’s shareholders will own approximately 12.6% of the Company following the McGrath acquisition. The McGrath acquisition has been approved by the Company's and McGrath’s respective boards of directors and McGrath's shareholders. The McGrath acquisition is subject to the satisfaction or waiver of certain customary closing conditions, including receipt of regulatory approval, and is expected to close in 2024.
In connection with the Merger Agreement, the Company entered into a commitment letter dated January 28, 2024, which was amended and restated on June 13, 2024 and modified by a Notice of Reduction of Bridge Commitments on June 28, 2024 (the "Commitment Letter"), pursuant to which certain financial institutions have committed to make available, in accordance with the terms of the Commitment Letter, (i) a $500 million eight-year senior secured bridge credit facility and (ii) an upsize to the existing $3.7 billion ABL Facility (as defined below) of Williams Scotsman, Inc., a subsidiary of the Company ("WSI"), by $750 million to $4.5 billion to repay McGrath's existing unsecured revolving lines of credit and notes, fund the cash portion of the consideration, and pay the fees, costs and expenses incurred in connection with the McGrath acquisition and the related transactions.
Other
In addition to the cash requirements described above, the Company has a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock. This program does not obligate the Company to repurchase any specific amount of shares. As of June 30, 2024, $419.5 million of the approved share repurchase amount remained available.

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
There were no significant changes to our critical accounting estimates during the six months ended June 30, 2024.

Recently Issued Accounting Standards
Refer to Part I, Item 1, Note 1 of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for our assessment of recently issued and adopted accounting standards.

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.4 billion in outstanding principal under the ABL Facility at June 30, 2024. To manage interest rate risk, in January 2024 and January 2023, respectively, we executed interest rate swap agreements relating to an aggregate of $500.0 million and $750.0 million in notional amount of variable-rate debt under our ABL Facility. The January 2024 and January 2023 swap agreements provide for us to pay a weighted average effective fixed interest rate of 3.70% and 3.44% per annum, respectively, and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased quarter to date interest expense by approximately $1.2 million based on current outstanding borrowings.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2024, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchase of Common Stock during the second quarter of 2024.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
April 1, 2024 to April 30, 2024	573.4	$38.35	573.4	$476.2
May 1, 2024 to May 31, 2024	838.0	$38.97	838.0	$443.5
June 1, 2024 to June 30, 2024	624.1	$38.44	624.1	$419.5
Total	2,035.5	$38.63	2,035.5
A share repurchase program authorizes the Company to repurchase its outstanding shares of Common Stock. In May 2023, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock. As of June 30, 2024, $419.5 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
4.1
Indenture, dated as of June 28, 2024, by and among WSI, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed June 28, 2024)

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

WillScot Holdings Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	August 1, 2024		Timothy D. Boswell
President & Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)