Form 10-Q
period 2024-09-30
WillScot Holdings Corp
filed 2024-10-30
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 184,759,527 shares at October 23, 2024.

WILLSCOT HOLDINGS CORPORATION
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Holdings Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2024 (unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$11,046	$10,958
Trade receivables, net of allowances for credit losses at September 30, 2024 and December 31, 2023 of $99,241 and $81,656, respectively	445,869	451,130
Inventories	52,576	47,406
Prepaid expenses and other current assets	64,750	57,492
Assets held for sale – current	4,078	2,110
Total current assets	578,319	569,096
Rental equipment, net	3,401,198	3,381,315
Property, plant and equipment, net	353,338	340,887
Operating lease assets	257,054	245,647
Goodwill	1,176,889	1,176,635
Intangible assets, net	260,539	419,709
Other non-current assets	9,882	4,626
Total long-term assets	5,458,900	5,568,819
Total assets	$6,037,219	$6,137,915
Liabilities and equity
Accounts payable	$107,789	$86,123
Accrued expenses	168,462	129,621
Accrued employee benefits	24,551	45,564
Deferred revenue and customer deposits	249,973	224,518
Operating lease liabilities – current	65,708	57,408
Current portion of long-term debt	22,933	18,786
Total current liabilities	639,416	562,020
Long-term debt	3,607,957	3,538,516
Deferred tax liabilities	492,152	554,268
Operating lease liabilities - non-current	192,133	187,837
Other non-current liabilities	51,482	34,024
Long-term liabilities	4,343,724	4,314,645
Total liabilities	4,983,140	4,876,665
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 187,048,646 and 189,967,135 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	19	20
Additional paid-in-capital	1,960,163	2,089,091
Accumulated other comprehensive loss	(69,924)	(52,768)
Accumulated deficit	(836,179)	(775,093)
Total shareholders' equity	1,054,079	1,261,250
Total liabilities and shareholders' equity	$6,037,219	$6,137,915

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2024	2023	2024	2023
Revenues:
Leasing and services revenue:
Leasing	$455,578	$466,769	$1,374,771	$1,356,040
Delivery and installation	114,765	115,598	323,274	334,982
Sales revenue:
New units	17,850	10,155	52,727	29,816
Rental units	13,239	12,312	42,431	31,553
Total revenues	601,432	604,834	1,793,203	1,752,391
Costs:
Costs of leasing and services:
Leasing	96,050	104,331	296,692	300,402
Delivery and installation	91,775	82,081	250,787	238,437
Costs of sales:
New units	9,665	5,096	31,296	16,099
Rental units	6,246	6,682	22,207	16,203
Depreciation of rental equipment	76,212	66,950	226,731	190,556
Gross profit	321,484	339,694	965,490	990,694
Other operating expenses:
Selling, general and administrative	150,865	151,983	493,043	449,663
Other depreciation and amortization	23,108	17,852	59,163	52,371
Termination fee	180,000	—	180,000	—
Impairment loss on intangible asset	—	—	132,540	—
Restructuring costs	2,334	—	8,540	—
Lease impairment expense and other related charges, net	144	—	867	22
Currency (gains) losses, net	(129)	96	(94)	6,885
Other expense (income), net	380	(8,336)	1,935	(14,533)
Operating (loss) income	(35,218)	178,099	89,496	496,286
Interest expense, net	55,823	53,803	167,959	145,915
(Loss) income from continuing operations before income tax	(91,041)	124,296	(78,463)	350,371
Income tax (benefit) expense from continuing operations	(20,566)	32,780	(17,377)	94,855
(Loss) income from continuing operations	(70,475)	91,516	(61,086)	255,516

Discontinued operations:
Income from discontinued operations before income tax	—	—	—	4,003
Gain on sale of discontinued operations	—	—	—	176,078
Income tax expense from discontinued operations	—	—	—	45,468
Income from discontinued operations	—	—	—	134,613

Net (loss) income	$(70,475)	$91,516	$(61,086)	$390,129

(Loss) earnings per share from continuing operations:
Basic	$(0.37)	$0.47	$(0.32)	$1.27
Diluted	$(0.37)	$0.46	$(0.32)	$1.25
Earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.67
Diluted	$—	$—	$—	$0.66
(Loss) earnings per share:
Basic	$(0.37)	$0.47	$(0.32)	$1.94
Diluted	$(0.37)	$0.46	$(0.32)	$1.91
Weighted average shares:
Basic	188,281,346	196,198,638	189,362,364	201,042,902
Diluted	188,281,346	199,258,304	189,362,364	204,461,042
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(70,475)	$91,516	$(61,086)	$390,129
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense of $0.	1,952	(6,732)	(7,750)	7,117
Net (loss) gain on derivatives, net of income tax (benefit) expense of $(8,183) and $2,247 for the three months ended September 30, 2024 and 2023, respectively, and $(3,134) and $6,293 for the nine months ended September 30, 2024 and 2023, respectively.	(24,570)	6,768	(9,406)	18,932
Total other comprehensive (loss) income	(22,618)	36	(17,156)	26,049
Total comprehensive (loss) income	$(93,093)	$91,552	$(78,242)	$416,178

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	189,967	$20	$2,089,091	$(52,768)	$(775,093)	$1,261,250
Net income	—	—	—	—	56,240	56,240
Other comprehensive income	—	—	—	7,992	—	7,992
Withholding taxes on net share settlement of stock-based compensation	—	—	(14,524)	—	—	(14,524)
Common Stock-based award activity	628	—	9,099	—	—	9,099
Issuance of Common Stock from the exercise of options	3	—	69	—	—	69
Balance at March 31, 2024	190,598	20	2,083,735	(44,776)	(718,853)	1,320,126
Net loss	—	—	—	—	(46,851)	(46,851)
Other comprehensive loss	—	—	—	(2,530)	—	(2,530)
Common Stock-based award activity	26	—	9,614	—	—	9,614
Repurchase and cancellation of Common Stock	(2,036)	(1)	(79,074)	—	—	(79,075)
Issuance of Common Stock from the exercise of options	4	—	52	—	—	52
Balance at June 30, 2024	188,592	19	2,014,327	(47,306)	(765,704)	1,201,336
Net loss	—	—	—	—	(70,475)	(70,475)
Other comprehensive loss	—	—	—	(22,618)	—	(22,618)
Withholding taxes on net share settlement of stock-based compensation	—	—	(1,429)	—	—	(1,429)
Common Stock-based award activity	45	—	9,534	—	—	9,534
Repurchase and cancellation of Common Stock	(1,588)	—	(62,269)	—	—	(62,269)
Balance at September 30, 2024	187,049	$19	$1,960,163	$(69,924)	$(836,179)	$1,054,079

Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	207,952	$21	$2,886,951	$(70,122)	$(1,251,550)	$1,565,300
Net income	—	—	—	—	210,884	210,884
Other comprehensive income	—	—	—	7,267	—	7,267
Withholding taxes on net share settlement of stock-based compensation	—	—	(10,058)	—	—	(10,058)
Common stock-based award activity	355	—	8,150	—	—	8,150
Repurchase and cancellation of Common Stock	(4,589)	—	(217,687)	—	—	(217,687)
Issuance of Common Stock from the exercise of options	6	—	68	—	—	68
Balance at March 31, 2023	203,723	21	2,667,424	(62,855)	(1,040,666)	1,563,924
Net income	—	—	—	—	87,729	87,729
Other comprehensive income	—	—	—	18,746	—	18,746
Common stock-based award activity	35	—	9,348	—	—	9,348
Repurchase and cancellation of Common Stock	(5,406)	(1)	(241,545)	—	—	(241,546)
Issuance of Common Stock from the exercise of options	24	—	344	—	—	344
Balance at June 30, 2023	198,376	20	2,435,571	(44,109)	(952,937)	1,438,545
Net income	—	—	—	—	91,516	91,516
Other comprehensive income	—	—	—	36	—	36
Withholding taxes on net share settlement of stock-based compensation	—	—	(4,113)	—	—	(4,113)
Common stock-based award activity	124	—	8,636	—	—	8,636
Repurchase and cancellation of Common Stock	(5,042)	—	(222,024)	—	—	(222,024)
Issuance of Common Stock from the exercise of options	3	—	40	—	—	40
Balance at September 30, 2023	193,461	$20	$2,218,110	$(44,073)	$(861,421)	$1,312,636

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities:
Net (loss) income	$(61,086)	$390,129
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	285,894	242,927
Provision for credit losses	45,317	38,079
Gain on sale of discontinued operations	—	(176,078)
Impairment loss on intangible asset	132,540	—
Gain on sale of rental equipment and other property, plant and equipment	(19,103)	(26,256)
Amortization of debt discounts and debt issuance costs	9,192	8,281
Stock-based compensation expense	28,247	26,134
Deferred income tax (benefit) expense	(47,789)	118,455
Loss on settlement of foreign currency forward contract	—	7,715
Unrealized currency gains, net	(157)	(943)
Other	3,129	3,312
Changes in operating assets and liabilities:
Trade receivables	(38,501)	(85,261)
Inventories	(5,398)	(600)
Prepaid expenses and other assets	(12,583)	(3,772)
Operating lease assets and liabilities	1,073	707
Accounts payable and other accrued expenses	35,879	(26,518)
Deferred revenue and customer deposits	26,071	25,607
Net cash provided by operating activities	382,725	541,918
Investing activities:
Acquisitions, net of cash acquired	(84,462)	(482,190)
Purchase of rental equipment and refurbishments	(206,989)	(166,097)
Proceeds from sale of rental equipment	43,906	37,974
Purchase of property, plant and equipment	(16,119)	(16,752)
Proceeds from sale of property, plant and equipment	1,133	13,266
Purchase of investments	(6,137)	—
Proceeds from sale of discontinued operations	—	403,992
Payment for settlement of foreign currency forward contract	—	(7,715)
Net cash used in investing activities	(268,668)	(217,522)
Financing activities:
Receipts from borrowings	1,101,484	1,651,600
Repayment of borrowings	(1,046,793)	(1,277,872)
Payment of financing costs	(6,932)	(6,377)
Payments on finance lease obligations	(14,815)	(12,549)
Receipts from issuance of Common Stock from the exercise of options	121	453
Repurchase and cancellation of Common Stock	(130,346)	(678,166)
Taxes paid on employee stock awards	(15,953)	(14,171)
Net cash used in financing activities	(113,234)	(337,082)
Effect of exchange rate changes on cash and cash equivalents	(735)	701
Net change in cash and cash equivalents	88	(11,985)
Cash and cash equivalents at the beginning of the period	10,958	17,774
Cash and cash equivalents at the end of the period	$11,046	$5,789

Supplemental cash flow information:
Interest paid, net	$141,702	$135,301
Income taxes paid, net	$42,693	$22,764
Capital expenditures accrued or payable	$13,326	$15,615
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
The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

NOTE 2 - Acquisitions
Acquisitions
During the nine months ended September 30, 2024, the Company acquired certain assets and assumed certain liabilities of three local storage and modular companies, which consisted primarily of approximately 600 storage units and 800 modular units, and one national provider of premium large clearspan structures for $84.5 million in cash, net of cash acquired. As of the acquisition dates, the fair value of rental equipment acquired was $80.7 million.
Integration Costs
The Company recorded $1.5 million and $0.8 million in integration costs related to acquisitions during the three months ended September 30, 2024 and 2023, respectively, and $7.4 million and $6.9 million in integration costs related to acquisitions during the nine months ended September 30, 2024 and 2023, respectively, within selling, general and administrative expense ("SG&A") .
Termination of Agreement to Acquire McGrath RentCorp
On January 28, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with McGrath RentCorp ("McGrath"). On September 17, 2024, the Company and McGrath mutually agreed to terminate the Merger Agreement. In accordance with the terms of the Merger Agreement, the Company paid McGrath a $180.0 million termination fee during the three months ended September 30, 2024. During the three and nine months ended September 30, 2024, the Company recorded $8.8 million and $41.3 million, respectively, in legal and professional fees related to the McGrath transaction within SG&A.
In connection with the Company's proposed acquisition of McGrath, the Company entered into a commitment letter dated January 28, 2024, which was amended and restated on June 13, 2024 and modified by a Notice of Reduction of Bridge Commitments on June 28, 2024 (the "Commitment Letter"), pursuant to which certain financial institutions committed to make available, in accordance with the terms of the Commitment Letter, (i) a senior secured bridge credit facility and (ii) an upsize to the existing ABL Facility (as defined below) of Williams Scotsman, Inc. ("WSI") As a result of the termination of the Merger Agreement, the Commitment Letter was terminated.

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

(in thousands)	Nine Months Ended September 30, 2023
Revenues:
Leasing and services revenue:
Leasing	$6,389
Delivery and installation	1,802
Sales revenue:
New units	54
Rental units	449
Total revenues	8,694
Costs:
Costs of leasing and services:
Leasing	1,407
Delivery and installation	1,213
Costs of sales:
New units	38
Rental units	492
Gross profit	5,544
Expenses:
Selling, general and administrative	1,486
Other income, net	(1)
Operating income	4,059
Interest expense	56
Income from discontinued operations before income tax	4,003
Gain on sale of discontinued operations	175,708
Income tax expense from discontinued operations	45,468
Income from discontinued operations	$134,243
In January 2023, a $0.4 million adjustment was made to the gain on sale of the former Tank and Pump segment due to the final contractual working capital adjustment. Including this adjustment, the total gain on sale of discontinued operations was $176.1 million for the nine months ended September 30, 2023.
For the nine months ended September 30, 2023, significant investing items related to the former UK Storage Solutions segment were as follows:

(in thousands)	Nine Months Ended September 30, 2023
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$514
Purchases of rental equipment and refurbishments	$(371)
Proceeds from sale of property, plant and equipment	$8
Purchases of property, plant and equipment	$(64)

NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and nine months ended September 30, 2024 and 2023 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
US	$565,021	$567,221	$1,683,434	$1,645,727
Canada	29,657	30,921	88,495	88,702
Mexico	6,754	6,692	21,274	17,962
Total revenues	$601,432	$604,834	$1,793,203	$1,752,391
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
The Company’s revenue by major product and service line for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Modular space leasing revenue	$254,531	$243,947	$760,404	$705,041
Portable storage leasing revenue	85,746	98,155	263,628	288,932
VAPS and third party leasing revenues(a)	100,176	99,872	296,602	291,697
Other leasing-related revenue(b)	15,125	24,795	54,137	70,370
Leasing revenue	455,578	466,769	1,374,771	1,356,040
Delivery and installation revenue	114,765	115,598	323,274	334,982
Total leasing and services revenue	570,343	582,367	1,698,045	1,691,022
New unit sales revenue	17,850	10,155	52,727	29,816
Rental unit sales revenue	13,239	12,312	42,431	31,553
Total revenues	$601,432	$604,834	$1,793,203	$1,752,391

(a)
Includes $10.3 million and $6.4 million of service revenue for the three months ended September 30, 2024 and 2023, respectively, and $30.4 million and $18.1 million of service revenue for the nine months ended September 30, 2024 and 2023, respectively.

(b)	Includes primarily damage billings, delinquent payment charges, other processing fees, and provisions for specific uncollectible receivables.
Leasing and Services Revenue
The majority of revenue (74% and 75% for the three and nine months ended September 30, 2024, respectively, and 76% for both the three and nine months ended September 30, 2023) was generated by lease income subject to the guidance of Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or the sale of units subject to the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
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
Activity in the allowance for credit losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$89,070	$68,096	$81,656	$57,048
Provision for credit losses, net of recoveries	22,121	15,871	45,317	38,079
Write-offs	(11,869)	(5,252)	(27,528)	(16,758)
Foreign currency translation and other	(81)	23	(204)	369
Balance at end of period	$99,241	$78,738	$99,241	$78,738
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of September 30, 2024 and December 31, 2023, the Company had approximately $136.9 million and $124.1 million, respectively, of deferred revenue related to services billed in advance. During the three and nine months ended September 30, 2024, $13.3 million and $61.0 million, respectively, of deferred revenue billed in advance was recognized as revenue.
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

NOTE 5 - Leases
As of September 30, 2024, the future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating	Finance
2024 (remaining)	$13,853	$7,523
2025	76,801	28,583
2026	61,389	28,331
2027	49,025	25,083
2028	37,149	27,564
Thereafter	62,605	38,450
Total lease payments	300,822	155,534
Less: interest	(42,981)	(21,375)
Present value of lease liabilities	$257,841	$134,159
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the condensed consolidated balance sheets.

The Company’s lease activity during the nine months ended September 30, 2024 and 2023 was as follows:

(in thousands)	Nine Months Ended September 30,
Financial Statement Line	2024	2023
Finance Lease Expense
Amortization of finance lease assets	$10,355	$11,976
Interest on obligations under finance leases	4,679	2,571
Total finance lease expense	$15,034	$14,547

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$860	$1,013
Selling, general and administrative	59,396	49,327
Lease impairment expense and other related charges	31	—
Short-term lease expense
Cost of leasing and services	21,586	18,631
Selling, general and administrative	1,524	1,353
Lease impairment expense and other related charges	—	22
Variable lease expense
Cost of leasing and services	739	1,865
Selling, general and administrative	7,732	7,028
Lease impairment expense and other related charges	836	—
Total operating lease expense	$92,704	$79,239

Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and 2023 was as follows:

(in thousands)	Nine Months Ended September 30,
Supplemental Cash Flow Information	2024	2023
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$59,847	$50,495
Operating cash outflows from finance leases	$4,621	$2,515
Financing cash outflows from finance leases	$14,815	$12,425

Right of use assets obtained in exchange for lease obligations	$63,599	$78,969
Assets obtained in exchange for finance leases	$31,907	$38,534
Weighted average remaining operating lease terms and the weighted average discount rates as of September 30, 2024 and December 31, 2023 were as follows:

Lease Terms and Discount Rates	September 30, 2024	December 31, 2023
Weighted average remaining lease term - operating leases	5.1 years	5.4 years
Weighted average discount rate - operating leases	5.9%	5.9%
Weighted average remaining lease term - finance leases	4.8 years	5.0 years
Weighted average discount rate - finance leases	5.1%	4.8%

NOTE 6 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$42,276	$43,071
Finished units	10,300	4,335
Inventories	$52,576	$47,406

NOTE 7 - Rental Equipment
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Modular space units	$3,660,481	$3,541,451
Portable storage units	1,059,704	1,009,059
Value added products	203,764	204,933
Total rental equipment	4,923,949	4,755,443
Less: accumulated depreciation	(1,522,751)	(1,374,128)
Rental equipment, net	$3,401,198	$3,381,315

NOTE 8 - Goodwill and Intangibles
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2022	$1,011,429
Additions from acquisitions	164,502
Effects of movements in foreign exchange rates	704
Balance at December 31, 2023	1,176,635
Addition from acquisition	887
Effects of movements in foreign exchange rates	(633)
Balance at September 30, 2024	$1,176,889
The Company had no goodwill impairment during the nine months ended September 30, 2024 or the year ended December 31, 2023.
Intangible Assets
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	September 30, 2024
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.8	$214,408	$(106,141)	$108,267
Technology	1.8	1,500	(1,063)	437
Trade name – Mobile Mini	2.8	31,460	(4,625)	26,835
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$372,368	$(111,829)	$260,539

	December 31, 2023
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	4.5	$214,408	$(84,324)	$130,084
Technology	2.5	1,500	(875)	625
Indefinite-lived intangible assets:
Trade name – Mobile Mini		164,000	—	164,000
Trade name – WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$504,908	$(85,199)	$419,709
Amortization expense related to intangible assets was $11.9 million and $5.9 million for the three months ended September 30, 2024 and 2023, respectively, and $26.6 million and $17.8 million for the nine months ended September 30, 2024 and 2023, respectively.
In the second quarter of 2024, the Company determined that a review of the carrying value of the Mobile Mini trade name was necessary based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name. As of June 30, 2024, the Mobile Mini trade name was tested for impairment using the relief from royalty valuation method. The most significant unobservable input (Level 3) used to estimate the fair value was a discount rate of 9%. After determining the estimated fair value, the Company recorded an impairment charge of $132.5 million during the nine months ended September 30, 2024. This non-cash charge was recorded to impairment loss on intangible asset on the consolidated statement of operations. After the impairment charge, the remaining net book value of the Mobile Mini trade name was $31.5 million, which is being amortized over a remaining useful life. The Company did not record any other impairment charges during the nine months ended September 30, 2024.
As of September 30, 2024, the expected future amortization expense for intangible assets is as follows for the years ended December 31:

(in thousands)
2024 (remaining)	$11,770
2025	42,804
2026	36,460
2027	29,885
2028	14,620
Total	$135,539

NOTE 9 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	September 30, 2024	December 31, 2023
2025 Secured Notes	6.125%	2025	$524,630	$522,735
ABL Facility	Varies	2027	1,489,297	1,929,259
2028 Secured Notes	4.625%	2028	495,306	494,500
2029 Secured Notes	6.625%	2029	493,328	—
2031 Secured Notes	7.375%	2031	494,170	493,709
Finance Leases	Varies	Varies	134,159	117,099
Total debt			3,630,890	3,557,302
Less: current portion of long-term debt			22,933	18,786
Total long-term debt			$3,607,957	$3,538,516

Maturities of debt, including finance leases, during the periods subsequent to September 30, 2024 are as follows:

(in thousands)
2024 (remaining)	$7,523
2025	555,083
2026	28,331
2027	1,535,368
2028	527,564
Thereafter	1,038,450
Total	$3,692,319
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
The applicable margin for Canadian Bankers' Acceptance Rate, Term Secured Overnight Financing Rate ("SOFR"), British Pounds Sterling and Euro loans is 1.50%. The facility includes a credit spread adjustment of 0.10% in addition to the applicable margin. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% or one step up of 0.25% based on the Company's leverage ratio and excess availability from the prior quarter. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. As of September 30, 2024, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the interest rate swap agreements, was 5.40%. Refer to Note 12 for a detailed discussion of interest rate management.
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
In connection with the Company's proposed acquisition of McGrath, on February 27, 2024, WSI and certain other subsidiaries of the Company entered into an amendment to the ABL Facility (the "Sixth Amendment") to, among other things, (i) permit the incurrences of indebtedness by WSI and certain other subsidiaries of the Company to finance the McGrath acquisition; (ii) increase the maximum revolving credit facility amount; and (iii) modify the borrowing base, certain thresholds, basket sizes and default and notice triggers to account for the increased size of the business and new asset types of WSI and its subsidiaries following the proposed McGrath acquisition. Following the termination of the Merger Agreement on September 17, 2024, the Sixth Amendment was null and void.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate revolver commitments and (ii) the borrowing base ("Line Cap"). At September 30, 2024, the Line Cap was $3.2 billion and the Company had $1.7 billion of available borrowing capacity under the ABL Facility, including $1.5 billion under the US Facility and $199.2 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $220.0 million letters of credit and $220.0 million swingline loans. At September 30, 2024, the available capacity was $199.2 million of letters of credit and $203.8 million of swingline loans. At September 30, 2024, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $20.8 million of standby letters of credit under the ABL Facility at September 30, 2024.
The Company had approximately $1.5 billion of outstanding borrowings under the ABL Facility at September 30, 2024. Debt issuance costs of $21.0 million and $26.8 million were presented as direct reductions of the corresponding liabilities at September 30, 2024 and December 31, 2023, respectively.
The ABL Facility and related guarantees are secured by a first priority security interest in substantially all of the assets of WSI and the Company’s other subsidiaries that are borrowers or guarantors under the ABL Facility (collectively the “ABL Loan Parties”), subject to customary exclusions.

Senior Secured Notes
The 2025 Secured Notes mature on June 15, 2025. At September 30, 2024, the 2025 Secured Notes were classified as long-term on the Condensed Consolidated Balance Sheet because the Company has the intent and believes it has the ability to refinance this obligation on a long-term basis as demonstrated by the forecasted available capacity under the ABL Facility, among other refinancing alternatives to be considered opportunistically.
On June 28, 2024, WSI completed a private offering of $500.0 million in aggregate principal amount of 6.625% senior secured notes due 2029 (the "2029 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay approximately $495.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses. The 2029 Secured Notes mature on June 15, 2029 and bear interest at a rate of 6.625% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2024. Unamortized deferred financing costs pertaining to the 2029 Secured Notes were $6.7 million as of September 30, 2024.
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
Finance Leases
The Company maintains finance leases primarily related to transportation-related equipment. At September 30, 2024 and December 31, 2023, obligations under finance leases were $134.2 million and $117.1 million, respectively. Refer to Note 5 for further information.
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of September 30, 2024.

NOTE 10 – Equity
Common Stock
In connection with the stock compensation vesting and stock option exercises described in Note 14, the Company issued 704,809 shares of Common Stock during the nine months ended September 30, 2024.
Stock Repurchase Program
In September 2024, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing, business, legal, accounting, and other considerations.
During the nine months ended September 30, 2024, the Company repurchased 3,623,298 shares of Common Stock for $140.4 million, excluding excise tax. As of September 30, 2024, $951.9 million of the authorization for future repurchases of Common Stock remained available.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30, 2024
(in thousands)	Foreign currency translation	Unrealized gains (losses) on hedging activities	Total
Balance at December 31, 2023	$(56,031)	$3,263	$(52,768)
Other comprehensive (loss) income before reclassifications	(5,548)	18,807	13,259
Reclassifications from AOCI to income	—	(5,267)	(5,267)
Balance at March 31, 2024	(61,579)	16,803	(44,776)
Other comprehensive (loss) income before reclassifications	(4,154)	7,247	3,093
Reclassifications from AOCI to income	—	(5,623)	(5,623)
Balance at June 30, 2024	(65,733)	18,427	(47,306)
Other comprehensive income (loss) before reclassifications	1,952	(18,973)	(17,021)
Reclassifications from AOCI to income	—	(5,597)	(5,597)
Balance at September 30, 2024	$(63,781)	$(6,143)	$(69,924)

	Nine Months Ended September 30, 2023
(in thousands)	Foreign currency translation	Unrealized gains on hedging activities	Total
Balance at December 31, 2022	$(70,122)	$—	$(70,122)
Other comprehensive income before reclassifications	7,934	859	8,793
Reclassifications from AOCI to income	—	(1,526)	(1,526)
Balance at March 31, 2023	(62,188)	(667)	(62,855)
Other comprehensive income before reclassifications	5,915	15,761	21,676
Reclassifications from AOCI to income	—	(2,930)	(2,930)
Balance at June 30, 2023	(56,273)	12,164	(44,109)
Other comprehensive (loss) income before reclassifications	(6,732)	10,240	3,508
Reclassifications from AOCI to income	—	(3,472)	(3,472)
Balance at September 30, 2023	$(63,005)	$18,932	$(44,073)
For the three months ended September 30, 2024 and 2023, gains of $5.6 million and $3.5 million, respectively, were reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. For the nine months ended September 30, 2024 and 2023, gains of $16.5 million and $7.9 million, respectively, were reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. The interest rate swaps are discussed in Note 12. Associated with these reclassifications, the Company recorded tax expense of $1.5 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and tax expense of $4.5 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 11 – Income Taxes
The Company recorded $20.6 million and $17.4 million of income tax benefit from continuing operations for the three and nine months ended September 30, 2024, respectively, and $32.8 million and $94.9 million of income tax expense from continuing operations for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 22.6% and 22.2%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2023 was 26.4% and 27.1%, respectively.
The effective tax rate for the three and nine months ended September 30, 2024 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes, partially offset by discrete excess tax benefits related to equity compensation. The effective tax rate for the three and nine months ended September 30, 2023 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes and an add-back for non-deductible executive compensation.

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
The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. The floating rate that the Company receives under the terms of these swap agreements was 4.86% at September 30, 2024.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Cash Flow Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$3,414	$9,145
Interest rate swaps	Other non-current liabilities	$(11,248)	$(4,595)
The fair value of the interest rate swaps was based on dealer quotes of market forward rates, which are Level 2 inputs on the fair value hierarchy (see Note 13), and reflected the amount that the Company would receive or pay as of September 30, 2024 for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Gain recognized in OCI	$3,947	$33,153
Location of gain recognized in income	Interest expense, net	Interest expense, net
Gain reclassified from AOCI into income	$(16,487)	$(7,928)

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
The Company has assessed that the fair values of cash and short-term deposits, marketable securities, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. The Company's nonfinancial assets, which are measured at fair value on a nonrecurring basis, include rental equipment, property, plant and equipment, goodwill, intangible assets and certain other assets. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at September 30, 2024 and December 31, 2023 approximate their respective book values. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates.

The fair values of the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Secured Notes, and the 2031 Secured Notes are based on their last trading price at the end of each period obtained from a third party. The following table shows the carrying amounts and fair values of these financial liabilities measured using Level 2 inputs:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Secured Notes	$524,630	$526,826	$522,735	$527,021
2028 Secured Notes	495,306	486,495	494,500	474,285
2029 Secured Notes	493,328	515,390	—	—
2031 Secured Notes	494,170	528,695	493,709	528,075
Total	$2,007,434	$2,057,406	$1,510,944	$1,529,381
As of September 30, 2024, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Secured Notes, and the 2031 Secured Notes included $1.9 million, $4.7 million, $6.7 million, and $5.8 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2023, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured Notes included $3.8 million, $5.5 million, and $6.3 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
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
Restricted Stock Awards
The following table summarizes the Company's RSA activity for the nine months ended September 30, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	28,946	$44.44	35,244	$37.17
Granted	32,332	$38.20	28,946	$44.44
Vested	(28,946)	$44.44	(35,244)	$37.17
Outstanding at end of period	32,332	$38.20	28,946	$44.44
Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.3 million for both the three months ended September 30, 2024 and 2023. Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $1.0 million for both the nine months ended September 30, 2024 and 2023. At September 30, 2024, unrecognized compensation cost related to RSAs totaled $0.8 million and was expected to be recognized over the remaining weighted average vesting period of 0.7 years.

Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the nine months ended September 30, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	618,836	$36.07	789,779	$26.16
Granted	273,524	$48.68	213,388	$50.74
Forfeited	(35,254)	$45.91	(52,435)	$36.29
Vested	(264,907)	$30.36	(322,482)	$21.38
Outstanding at end of period	592,199	$43.87	628,250	$36.12
Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $2.8 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively. Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $7.8 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, unrecognized compensation cost related to Time-Based RSUs totaled $18.0 million and was expected to be recognized over the remaining weighted average vesting period of 2.4 years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity for the nine months ended September 30, 2024 and 2023:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,939,691	$42.95	1,894,250	$33.67
Granted	295,833	$66.60	376,826	$69.52
Forfeited	(26,325)	$56.58	(27,500)	$48.38
Vested	(377,197)	$39.08	(293,934)	$16.34
Outstanding at end of period	1,832,002	$47.37	1,949,642	$42.96
Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $6.4 million and $6.2 million for the three months ended September 30, 2024 and 2023, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $19.5 million and $18.8 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, unrecognized compensation cost related to Performance-Based RSUs totaled $32.8 million and was expected to be recognized over the remaining weighted average vesting period of 1.3 years.
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

Stock Options
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2024:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	829,246	$12.86
Exercised	—	$—	(7,093)	$17.04
Outstanding at end of period	534,188	$13.60	822,153	$12.82

Fully vested and exercisable options, September 30, 2024	534,188	$13.60	822,153	$12.82
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2023:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	864,276	$12.91
Exercised	—	$—	(32,623)	$13.87
Outstanding at end of period	534,188	$13.60	831,653	$12.87

Fully vested and exercisable options, September 30, 2023	534,188	$13.60	831,653	$12.87

NOTE 15 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of September 30, 2024, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 16 - (Loss) Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic earnings per share calculation to the weighted average shares outstanding for the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Numerator:
(Loss) income from continuing operations	$(70,475)	$91,516	$(61,086)	$255,516
Income from discontinued operations	—	—	—	134,613
Net (loss) income	$(70,475)	$91,516	$(61,086)	$390,129

Denominator:
Weighted average Common Shares outstanding – basic	188,281	196,199	189,362	201,043
Dilutive effect of shares outstanding
RSAs	—	5	—	16
Time-based RSUs	—	232	—	283
Performance-based RSUs	—	1,864	—	2,138
Stock Options	—	958	—	981
Weighted average Common Shares outstanding – diluted	188,281	199,258	189,362	204,461
The following common shares that the Company may be obligated to issue were excluded from the computation of diluted EPS because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
RSAs	32	—	32	—
Time-based RSUs	592	—	592	141
Performance-based RSUs	1,832	368	1,832	247
Stock Options	1,356	—	1,356	—
Total anti-dilutive shares	3,813	368	3,813	388

NOTE 17 - Restructuring
In June 2024, the Company implemented a cost-reduction plan to be completed by the end of 2024. During the three and nine months ended September 30, 2024, restructuring costs incurred under this plan included employee termination costs of $2.3 million and $8.5 million, respectively. The following is a summary of the activity in the Company’s restructuring accrual for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2024	2024
Beginning balance	$5,693	$—
Charges	2,334	8,540
Cash payments	(5,185)	(5,698)
Ending balance	$2,842	$2,842

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Holdings Corporation ("WillScot") operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and nine months ended September 30, 2024 or prior periods.
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

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey temporary space solutions. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of September 30, 2024, our branch network included approximately 260 branch locations and additional drop lots to service our over 85,000 customers. We offer our customers an extensive selection of “Ready to Work” temporary space solutions with over 152,000 modular space units and over 210,000 portable storage and cold storage units in our fleet.
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
Our customers operate in a diversified set of end markets, including construction, commercial and industrial, retail and wholesale trade, energy and natural resources, education, government and institutions and healthcare. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction sector, which collectively accounted for approximately 85% of our revenues for the nine months ended September 30, 2024.
We remain focused on our core priorities of growing leasing revenues by increasing units on rent, both organically and through our acquisition strategy, delivering “Ready to Work” turnkey solutions to our customers with value added products and services ("VAPS"), and continually improving the overall customer experience.
Significant Developments
Termination of Agreement to Acquire McGrath RentCorp
On January 28, 2024, we entered into an agreement and plan of merger (the “Merger Agreement”) with McGrath RentCorp ("McGrath"). On September 17, 2024, the Company and McGrath mutually agreed to terminate the Merger Agreement. In accordance with the terms of the Merger Agreement, during the three months ended September 30, 2024, we paid McGrath a $180.0 million termination fee, which was treated as an operating expense in the quarter. During the three and nine months ended September 30, 2024, we recorded $8.8 million and $41.3 million respectively, in legal and professional fees primarily related to the McGrath transaction within selling, general and administrative expense ("SG&A").

In connection with the proposed acquisition of McGrath, we entered into a commitment letter dated January 28, 2024, which was amended and restated on June 13, 2024 and modified by a Notice of Reduction of Bridge Commitments on June 28, 2024 (the "Commitment Letter"), pursuant to which certain financial institutions committed to make available, in accordance with the terms of the Commitment Letter, (i) a senior secured bridge credit facility and (ii) an upsize to the existing ABL Facility (as defined below). As a result of the termination of the Merger Agreement, the Commitment Letter was terminated.
Restructuring
In June 2024, the Company implemented a cost-reduction plan to be completed by the end of 2024. During the three and nine months ended September 30, 2024, restructuring costs incurred under this plan included employee termination costs of $2.3 million and $8.5 million, respectively.
Financing Activities
On June 28, 2024, Williams Scotsman, Inc. ("WSI") completed a private offering of $500.0 million in aggregate principal amount of 6.625% senior secured notes due 2029 (the "2029 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay approximately $495.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses.
Mobile Mini Trade Name Impairment
In the second quarter of 2024, we determined that a review of the carrying value of the Mobile Mini trade name was necessary based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name. As of June 30, 2024, the Mobile Mini trade name was tested for impairment using the relief from royalty valuation method. After determining the estimated fair value, we recorded an impairment charge of $132.5 million during the three months ended June 30, 2024. This non-cash charge was recorded to impairment loss on intangible asset on the consolidated statement of operations. After the impairment charge, the remaining net book value of the Mobile Mini trade name was $31.5 million, which is being amortized over a remaining useful life.
Acquisitions
During the nine months ended September 30, 2024, we acquired certain assets and assumed certain liabilities of three local storage and modular companies, which consisted primarily of approximately 600 storage units and 800 modular units, and one national provider of premium large clearspan structures for $84.5 million. As of the acquisition dates, the fair value of rental equipment acquired was $80.7 million.
Share Repurchases
During the nine months ended September 30, 2024, we repurchased 3,623,298 shares of Common Stock for $140.4 million, excluding excise tax. As of September 30, 2024, $951.9 million of the authorization for future repurchases of the Common Stock remained available. Given that we believe our free cash flow is predictable (with the exception of isolated events), we believe that repurchases will be a recurring capital allocation priority.
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
Segment Reporting
In January 2024, we completed the unification of our go-to market structure by integrating our modular and storage divisions under a single leadership team organized by metropolitan statistical area (MSA), which enables us to consistently deliver our portfolio of solutions to our entire customer base. In connection with this change in operating model, we realigned the composition of our operating and reportable segments. As a result, we concluded we have two operating segments (US and Other North America) that aggregate into one reportable segment.

Third Quarter Highlights

	Three Months Ended September 30,		2024 vs. 2023 Change
(in thousands, except for units on rent and monthly rental rate)[1]	2024	2023
Revenue	$601,432	$604,834	$(3,402)
(Loss) income from continuing operations	$(70,475)	$91,516	$(161,991)
Adjusted EBITDA from continuing operations	$266,863	$265,480	$1,383
Capital expenditures for rental equipment	$69,398	$63,388	$6,010
Net CAPEX	$58,560	$43,230	$15,330
Average modular space units on rent	94,899	98,169	(3,270)
Average modular space utilization rate	62.1%	63.9%	(180)	bps
Average modular space monthly rental rate	$1,199	$1,130	$69
Average portable storage units on rent	122,730	150,281	(27,551)
Average portable storage utilization rate	58.1%	70.2%	(1,210)	bps
Average portable storage monthly rental rate	$265	$242	$23
1 In 2024, we reclassified approximately 2,000 units that were previously reported as modular space units on rent to portable storage units on rent as these units are generally used in a dry storage application. Additionally, based on our segment realignment, we have conformed our VAPS presentation to include all VAPS not specific to portable storage orders as modular space VAPS and recalculated average monthly rental rates. This treatment is consistent with prior treatment in our previous Modular Segment. All historical product operating key performance indicators have been recast to be presented on a comparable basis for all periods.

For the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, results and key drivers of our financial performance included:
•Total revenues decreased $3.4 million, or 0.6%. Leasing revenue decreased $11.2 million, or 2.4%, and delivery and installation revenue decreased $0.8 million, or 0.7%. These decreases were partially offset by an increase in new unit sales revenue of $7.7 million, or 75.8%, and an increase in rental unit sales revenue of $0.9 million, or 7.5%.
•Modular product revenue, which represented 77.8% of consolidated revenue for the three months ended September 30, 2024, increased $17.3 million, or 3.8%, to $467.8 million. The increase was driven by delivery and installation revenue, which increased $7.2 million, or 8.6%, new unit sales revenue, which increased $8.2 million, or 92.5%, and rental unit sales revenue, which increased $1.2 million, or 12.3%. Core leasing revenue increased $0.7 million, or 0.2%.
Modular revenue drivers for the three months ended September 30, 2024 included:
•Modular space average monthly rental rate increased $69, or 6.1%, year over year to $1,199 representing a continuation of the long-term price optimization and VAPS penetration opportunities across our portfolio.
•Average modular space units on rent decreased 3,270, or 3.3%, year over year.
•Average modular space monthly utilization decreased 180 basis points ("bps") to 62.1%.
•Storage product revenue, which represented 22.2% of consolidated revenue for the three months ended September 30, 2024, decreased $20.7 million, or 13.4%, to $133.6 million. The decrease was driven by a decrease in core leasing revenue of $11.9 million, or 10.1%, driven by reduced portable storage container volumes, partially offset by increased rates on portable storage containers and increased revenue from acquired climate-controlled containers and refrigerated storage units. Delivery and installation revenue also decreased $8.0 million, or 25.0%, driven by reduced delivery volumes and decreased pricing. Rental unit sales revenue decreased $0.3 million, or 9.1%, and new unit sales decreased $0.5 million, or 40.6%. Storage revenue drivers for the three months ended September 30, 2024 included:
•Portable storage average monthly rental rate increased $23, or 9.5%, year over year to $265 as a result of our price management tools, processes and benefits from increased VAPS penetration opportunities, as well as higher rates on the climate-controlled containers and refrigerated storage units acquired in 2023 and 2024.
•Average portable storage units on rent decreased 27,551, or 18.3%, year over year driven by lower demand for the three months ended September 30, 2024. The lower demand was driven largely by decreased new construction project starts over the past two years as compared to higher activity levels experienced during 2021 and 2022 and less demand in the retail and wholesale trade customer segment.

•Average portable storage monthly utilization decreased 12.1% to 58.1% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
•Generated loss from continuing operations of $70.5 million for the three months ended September 30, 2024, which included the $180.0 million termination fee paid to McGrath and other discrete costs in the period of $13.4 million, including $8.8 million of legal and professional fees related to the proposed acquisition of McGrath, $1.7 million of integration costs, and $2.5 million of restructuring, lease impairment expense, and other related charges primarily related to employee termination costs as a result of a cost-reduction plan implemented in June 2024. Gross profit margin for the three months ended September 30, 2024 was 53.5%.
•Generated Adjusted EBITDA from continuing operations of $266.9 million for the three months ended September 30, 2024, representing an increase of $1.4 million, or 0.5%, as compared to the same period in 2023.
•Adjusted EBITDA margin from continuing operations was 44.4% for the three months ended September 30, 2024 and increased 50 bps versus prior year. Leasing margins increased 127 bps versus prior year and delivery and installation margins decreased 896 bps versus prior year.
•Net cash (used in) provided by operating activities decreased $192.6 million to $1.6 million net cash used in operating activities for the three months ended September 30, 2024 from $191.0 million net cash provided by operating activities for the three months ended September, 30, 2023. Net cash used in investing activities, excluding cash used for acquisitions, increased by $18.2 million. Capital expenditures for rental equipment increased $6.0 million for the three months ended September 30, 2024 as a result of increased new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units. Purchases of property, plant, and equipment decreased $2.2 million for the three months ended September 30, 2024. Proceeds from the sale of rental equipment increased $0.5 million. Proceeds from the sale of property, plant, and equipment decreased $12.1 million. Net CAPEX increased $15.3 million for the three months ended September 30, 2024.
•Generated a Free Cash Flow deficit of $60.1 million for the three months ended September 30, 2024, representing a decrease of $207.9 million as compared to the same period in 2023, which was driven by the $180.0 million termination fee paid to McGrath and related transaction costs. Excluding one-time, nonrecurring payments of $180.0 million for the McGrath termination fee and $23.3 million for transaction costs from terminated acquisitions, Adjusted Free Cash Flow was $143.1 million for the three months ended September 30, 2024 as compared to $147.8 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, we acquired a national provider of premium large clearspan structures for $13.9 million. We also returned $61.7 million to shareholders through stock repurchases, reducing outstanding Common Stock by 1,587,785 shares.
•With the exception of isolated events, we believe the predictability of our Free Cash Flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, maintaining leverage in our stated range, opportunistically executing accretive acquisitions, and returning capital to shareholders.
In addition to using GAAP financial measurements, we use Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Gross Profit, Adjusted Gross Profit Percentage, Net CAPEX and Free Cash Flow, which are non-GAAP financial measures, to evaluate our operating results. As such, we include in this Form 10-Q reconciliations to their most directly comparable GAAP financial measures. These reconciliations and descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures are included in "Reconciliation of non-GAAP Financial Measures" and "Liquidity and Capital Resources."

Consolidated Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Our condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 are presented below.

	Three Months Ended September 30,		2024 vs. 2023 $ Change
(in thousands)	2024	2023
Revenues:
Leasing and services revenue:
Leasing	$455,578	$466,769	$(11,191)
Delivery and installation	114,765	115,598	(833)
Sales revenue:
New units	17,850	10,155	7,695
Rental units	13,239	12,312	927
Total revenues	601,432	604,834	(3,402)
Costs:
Costs of leasing and services:
Leasing	96,050	104,331	(8,281)
Delivery and installation	91,775	82,081	9,694
Costs of sales:
New units	9,665	5,096	4,569
Rental units	6,246	6,682	(436)
Depreciation of rental equipment	76,212	66,950	9,262
Gross profit	321,484	339,694	(18,210)
Other operating expenses:
Selling, general and administrative	150,865	151,983	(1,118)
Other depreciation and amortization	23,108	17,852	5,256
Termination fee	180,000	—	180,000
Restructuring costs	2,334	—	2,334
Lease impairment expense and other related charges, net	144	—	144
Currency (gains) losses, net	(129)	96	(225)
Other expense (income), net	380	(8,336)	8,716
Operating (loss) income	(35,218)	178,099	(213,317)
Interest expense, net	55,823	53,803	2,020
(Loss) income from continuing operations before income tax	(91,041)	124,296	(215,337)
Income tax (benefit) expense from continuing operations	(20,566)	32,780	(53,346)
(Loss) income from continuing operations	$(70,475)	$91,516	$(161,991)
Comparison of Three Months Ended September 30, 2024 and 2023
Revenue: Total revenue decreased $3.4 million, or 0.6%, to $601.4 million for the three months ended September 30, 2024 from $604.8 million for the three months ended September 30, 2023. Leasing revenue decreased $11.2 million, or 2.4%, as compared to the same period in 2023, driven by a decrease of 30,821 total average units on rent, which was primarily driven by a decrease in portable storage units on rent. Delivery and installation revenues decreased $0.8 million, or 0.7%, due to decreased deliveries and returns. Rental unit sales increased $0.9 million, or 7.5%, and new unit sales increased $7.7 million, or 75.8%, primarily related to sales activity from a company we acquired in the middle of the third quarter of 2023.
Total average units on rent for the three months ended September 30, 2024 and 2023 were 217,629 and 248,450, respectively, representing a decrease of 30,821 units, or 12.4%. Portable storage average units on rent decreased by 27,551 units, or 18.3%, for the three months ended September 30, 2024 driven by lower demand in 2024. The lower demand was driven largely by decreased new construction project starts over the past two years as compared to higher activity levels experienced during 2021 and 2022 and less demand in the retail and wholesale trade customer segment. The average portable storage unit utilization rate during the three months ended September 30, 2024 was 58.1% as compared to 70.2%

during the same period in 2023. Modular space average units on rent decreased 3,270 units, or 3.3%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, which was also largely driven by decreased new construction project starts over the past two years as compared to higher activity levels experienced during 2021 and 2022. The average modular space utilization rate during the three months ended September 30, 2024 was 62.1% as compared to 63.9% during the same period in 2023.
Modular space average monthly rental rates increased 6.1% year over year to $1,199 for the three months ended September 30, 2024. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities. Average portable storage monthly rental rates increased 9.5% year over year to $265 for the three months ended September 30, 2024 as a result of our price management tools, processes and benefits from increased VAPS penetration opportunities, as well as higher rates on the climate-controlled containers and refrigerated storage units acquired in 2023 and 2024. Total VAPS revenues, which are included in leasing revenues, increased $0.3 million, or 0.3%, to $100.2 million for the three months ended September 30, 2024 from $99.9 million for the three months ended September 30, 2023.
Gross profit: Gross profit decreased $18.2 million, or 5.4%, to $321.5 million for the three months ended September 30, 2024 from $339.7 million for the three months ended September 30, 2023. The decrease in gross profit was a result of decreased delivery and installation gross profit of $10.5 million, increased depreciation expense of $9.3 million, and a $2.9 million decrease in leasing gross profit. The decrease was partially offset by a $4.5 million increase in new and rental unit sales gross profit. The decrease in leasing gross profit was primarily driven by lower demand in 2024. Cost of leasing and services increased by $1.4 million, or 0.8%, for the three months ended September 30, 2024 versus the three months ended September 30, 2023, driven by an increase in subcontractors costs of $7.7 million, or 11.5%, and an increase in labor costs of $0.8 million, or 1.1%. These increased costs were partially offset by a decrease in materials costs of $6.1 million, or 21.5%. Cost of sales increased by $4.1 million, or 35.1%, which is directionally in line with the 38.4% increase in sales revenues for the three months ended September 30, 2024.
Our resulting gross profit percentage was 53.5% and 56.2% for the three months ended September 30, 2024 and 2023, respectively. Our Adjusted Gross Profit Percentage, excluding the effects of depreciation of rental equipment, was 66.1% and 67.2% for the three months ended September 30, 2024 and 2023, respectively. The decreases, as referenced above, were mainly driven by lower utilization rates, specifically on portable storage products.
SG&A: SG&A decreased $1.1 million, or 0.7%, to $150.9 million for the three months ended September 30, 2024, as compared to $152.0 million for the three months ended September 30, 2023. Employee SG&A excluding stock compensation decreased $9.7 million, or 15.4%, primarily as a result of decreased variable compensation expense, including management incentives, and lower employee headcount as a result of the cost-reduction plan implemented in June 2024. Service agreements and professional fees, excluding discrete expenses for certain one-time projects, decreased $5.6 million, or 24.4%, and our provision for credit losses, net of write offs, decreased $1.1 million, or 10.6%. These decreased costs were partially offset by a $8.0 million increase in discrete expenses for certain one-time projects, primarily legal and professional fees related to the proposed acquisition of McGrath, a $3.2 million increase in real estate and occupancy costs, a $1.1 million increase in marketing and advertising expense, and a $1.0 million increase in travel costs.
Adjusted EBITDA: Adjusted EBITDA increased $1.4 million, or 1%, to $266.9 million for the three months ended September 30, 2024 from $265.5 million for the three months ended September 30, 2023. The increase was driven by a $4.5 million increase in new and used sales gross profit and decreased SG&A, excluding discrete costs, of $10.2 million, or 7.2%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was partially offset by a $2.9 million decrease in leasing gross profit and decreased delivery and installation gross profit of $10.5 million.
Other depreciation and amortization: Other depreciation and amortization increased $5.3 million to $23.1 million for the three months ended September 30, 2024 as compared to $17.9 million for the three months ended September 30, 2023, primarily related to the amortization of the Mobile Mini tradename in 2024.
Termination fee: We paid the termination fee of $180.0 million to McGrath related to the termination of the Merger Agreement during the three months ended September 30, 2024, which was treated as an operating expense.
Restructuring costs: Restructuring costs of $2.3 million for the three months ended September 30, 2024 were due to employee termination costs as a result of a cost-reduction plan implemented in June 2024.
Currency (gains) losses, net: Currency (gains) losses, net decreased by $0.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Other expense (income), net: Other expense, net was $0.4 million for the three months ended September 30, 2024 as compared to other income, net of $8.3 million for the three months ended September 30, 2023. This change was primarily attributable to a gain on sale of fixed assets related to a real estate sale transaction during the three months ended September 30, 2023.
Interest expense, net: Interest expense, net increased $2.0 million, or 3.8%, to $55.8 million for the three months ended September 30, 2024 from $53.8 million for the three months ended September 30, 2023. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates and higher outstanding debt balances. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Income tax (benefit) expense: Income tax benefit was $20.6 million for the three months ended September 30, 2024 compared to income tax expense of $32.8 million for the three months ended September 30, 2023, a change of $53.3 million. The change was primarily driven by a decrease in income from continuing operations before income tax for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Capital expenditures for rental equipment: Capital expenditures for rental equipment increased $6.0 million, or 9%, to $69.4 million for the three months ended September 30, 2024 from $63.4 million for the three months ended September 30, 2023 as a result of increased refurbishment spending and new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units. Net CAPEX increased $15.3 million, or 35%, to $58.6 million for the three months ended September 30, 2024 from $43.2 million for the three months ended September 30, 2023 driven by the increase in capital expenditures for rental equipment as described above and a $12.1 million decrease in proceeds from the sale of property, plant, and equipment, partially offset by a $2.2 million decrease in purchases of property, plant and equipment, and a $0.5 million increase in proceeds from the sale of rental equipment.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Our condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 are presented below.

	Nine Months Ended September 30,		2024 vs. 2023 $ Change
(in thousands)	2024	2023
Revenues:
Leasing and services revenue:
Leasing	$1,374,771	$1,356,040	$18,731
Delivery and installation	323,274	334,982	(11,708)
Sales revenue:
New units	52,727	29,816	22,911
Rental units	42,431	31,553	10,878
Total revenues	1,793,203	1,752,391	40,812
Costs:
Costs of leasing and services:
Leasing	296,692	300,402	(3,710)
Delivery and installation	250,787	238,437	12,350
Costs of sales:
New units	31,296	16,099	15,197
Rental units	22,207	16,203	6,004
Depreciation of rental equipment	226,731	190,556	36,175
Gross profit	965,490	990,694	(25,204)
Other operating expenses:
Selling, general and administrative	493,043	449,663	43,380
Other depreciation and amortization	59,163	52,371	6,792
Termination fee	180,000	—	180,000
Impairment loss on intangible asset	132,540	—	132,540
Restructuring costs	8,540	—	8,540
Lease impairment expense and other related charges, net	867	22	845
Currency (gains) losses, net	(94)	6,885	(6,979)
Other expense (income), net	1,935	(14,533)	16,468
Operating income	89,496	496,286	(406,790)
Interest expense, net	167,959	145,915	22,044
(Loss) income from continuing operations before income tax	(78,463)	350,371	(428,834)
Income tax (benefit) expense from continuing operations	(17,377)	94,855	(112,232)
(Loss) income from continuing operations	(61,086)	255,516	(316,602)

Discontinued operations:
Income from discontinued operations before income tax	—	4,003	(4,003)
Gain on sale of discontinued operations	—	176,078	(176,078)
Income tax expense from discontinued operations	—	45,468	(45,468)
Income from discontinued operations	—	134,613	(134,613)

Net (loss) income	$(61,086)	$390,129	$(451,215)

The following table and discussion summarizes our financial performance for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

	Nine Months Ended September 30,		2024 vs. 2023 Change
(in thousands, except for units on rent and monthly rental rate)[1]	2024	2023
Revenue	$1,793,203	$1,752,391	$40,812
(Loss) income from continuing operations	$(61,086)	$255,516	$(316,602)
Adjusted EBITDA from continuing operations	$778,448	$773,663	$4,785
Capital expenditures for rental equipment	$206,989	$166,097	$40,892
Net CAPEX	$178,069	$131,609	$46,460
Average modular space units on rent	95,456	98,978	(3,522)
Average modular space utilization rate	62.3%	64.8%	(250)	bps
Average modular space monthly rental rate	$1,175	$1,084	$91
Average portable storage units on rent	126,163	157,766	(31,603)
Average portable storage utilization rate	59.8%	74.1%	(1,430)	bps
Average portable storage monthly rental rate	$263	$226	$37
1 In 2024, we reclassified approximately 2,000 units that were previously reported as modular space units on rent to portable storage units on rent as these units are generally used in a dry storage application. Additionally, based on our segment realignment, we have conformed our VAPS presentation to include all VAPS not specific to portable storage orders as modular space VAPS and recalculated average monthly rental rates. This treatment is consistent with prior treatment in our previous Modular Segment. All historical product operating key performance indicators have been recast to be presented on a comparable basis for all periods.

Comparison of Nine Months Ended September 30, 2024 and 2023
Revenue: Total revenue increased $40.8 million, or 2.3%, to $1,793.2 million for the nine months ended September 30, 2024 from $1,752.4 million for the nine months ended September 30, 2023. Leasing revenue increased $18.7 million, or 1.4%, as compared to the same period in 2023 driven by improved pricing and value added products penetration, partially offset by a decrease of 35,125 total average units on rent. Delivery and installation revenues decreased $11.7 million, or 3.5%, due to decreased deliveries and returns. Rental unit sales increased $10.9 million, or 34.5%, primarily driven by a single large project in the second quarter and increased overall rental unit sales activity, and new unit sales increased $22.9 million, or 76.8%, primarily related to sales activity from a company we acquired in the middle of the third quarter of 2023.
Total average units on rent for the nine months ended September 30, 2024 and 2023 were 221,619 and 256,744, respectively. Modular space average units on rent decreased 3,522 units, or 3.6%, and portable storage average units on rent decreased by 31,603 units, or 20.0%, for the nine months ended September 30, 2024. The lower demand was driven largely by decreased new construction project starts over the past two years as compared to higher activity levels experienced during 2021 and 2022 and less demand in the retail and wholesale trade customer segment. The average modular space utilization rate during the nine months ended September 30, 2024 was 62.3% as compared to 64.8% during the same period in 2023. The average portable storage utilization rate during the nine months ended September 30, 2024 was 59.8% as compared to 74.1% during the same period in 2023.
Modular space average monthly rental rates increased 8.4% to $1,175 for the nine months ended September 30, 2024. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities. Average portable storage monthly rental rates increased 16.4% to $263 for the nine months ended September 30, 2024 as a result of our price management tools, processes and benefits from increased VAPS penetration opportunities, as well as higher rates on the climate-controlled containers and refrigerated storage units acquired in 2023 and 2024. Total VAPS revenues, which are included in leasing revenues, increased $4.9 million, or 1.7%, to $296.6 million for the nine months ended September 30, 2024 from $291.7 million for the nine months ended September 30, 2023.
Gross profit: Gross profit decreased $25.2 million, or 2.5%, to $965.5 million for the nine months ended September 30, 2024 from $990.7 million for the nine months ended September 30, 2023. The decrease in gross profit was a result of a $36.2 million increase in depreciation of rental equipment and decreased delivery and installation gross profit of $24.1 million. These decreases in gross profit were partially offset by a $22.4 million increase in leasing gross profit and increased new and rental unit sale gross profit of $12.6 million. The increase in leasing gross profit was primarily a result of increased revenues due to favorable average monthly rental rates including VAPS across both portable storage and modular space units, which offset lower unit on rent volumes. Cost of leasing and services increased by $8.6 million, or 1.6%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, driven by a $19.2 million, or 10.0%, increase in labor cost and a $3.5 million, or 4.7%, increase in vehicle, equipment and other costs partially offset by a $10.7 million, or 13.1%, decrease in material costs and a $3.3 million, or 1.7%, decrease in subcontractor costs. Cost of sales increased by $21.2 million, or 65.6%, which is directionally in line with increased sales revenues of 55.1% for the nine months ended September 30, 2024.

Our gross profit percentage was 53.8% and 56.5% for the nine months ended September 30, 2024 and 2023, respectively. Our Adjusted Gross Profit Percentage, excluding the effects of depreciation of rental equipment, was 66.5% and 67.4% for the nine months ended September 30, 2024 and 2023, respectively. The decreases, as referenced above, were mainly driven by lower utilization rates, specifically on portable storage products.
SG&A: SG&A increased $43.4 million, or 9.6%, to $493.0 million for the nine months ended September 30, 2024, as compared to $449.7 million for the nine months ended September 30, 2023. Discrete expenses for certain one-time projects, primarily legal and professional fees related to the proposed acquisition of McGrath, increased $42.7 million. Real estate and occupancy costs increased $11.8 million, or 18.7%, and stock compensation expense increased $2.1 million to $28.2 million for the nine months ended September 30, 2024, as compared to $26.1 million for the nine months ended September 30, 2023. These increases were partially offset by a $5.6 million, or 9.4%, decrease in service agreements and professional fees, a $2.9 million, or 1.5%, decrease in employee costs, a $2.3 million, or 12.5%, decrease in travel costs and a $3.8 million, or 19.0%, decrease in the provision for credit losses, net of write offs.
Adjusted EBITDA: Adjusted EBITDA increased $4.8 million, or 1%, to $778.4 million for the nine months ended September 30, 2024 from $773.7 million for the nine months ended September 30, 2023. The increase was driven by a $22.4 million increase in leasing gross profit, a $12.6 million increase in new and used sales gross profit, and decreased SG&A, excluding discrete costs, of $1.3 million, or 0.3%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was partially offset by decreased delivery and installation gross profit of $24.1 million and decreased other expense (income), net of $16.5 million.
Other depreciation and amortization: Other depreciation and amortization increased $6.8 million to $59.2 million for the nine months ended September 30, 2024 as compared to $52.4 million for the nine months ended September 30, 2023, primarily related to the amortization of the Mobile Mini tradename in 2024.
Termination fee: We paid the termination fee of $180.0 million to McGrath related to the termination of the Merger Agreement during the nine months ended September 30, 2024, which was treated as an operating expense.
Impairment loss on intangible asset: Impairment loss on intangible asset was $132.5 million for the nine months ended September 30, 2024 related to the impairment of the Mobile Mini trade name based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name.
Lease impairment expense and other related charges: Lease impairment expense and other related charges increased to $0.9 million for the nine months ended September 30, 2024. These charges were related to the exit of an office property.
Restructuring costs: Restructuring costs of $8.5 million for the nine months ended September 30, 2024 were primarily due to employee termination costs as a result of a cost-reduction plan implemented in June 2024.
Currency (gains) losses, net: Currency gains, net decreased by $7.0 million for the nine months ended September 30, 2024. This change was primarily attributable to a $7.7 million loss in 2023 on the settlement of the contingent foreign currency forward contract relating to the sale of the former UK Storage Solutions segment in January 2023.
Other expense (income), net: Other expense, net was $1.9 million for the nine months ended September 30, 2024 as compared to other income, net of $14.5 million for the nine months ended September 30, 2023. This change was primarily attributable to a gain on sale of fixed assets related to a real estate sale transaction during the nine months ended September 30, 2023 and insurance recoveries received in 2023 related to Hurricane Ian in the Gulf Coast area of the United States in 2022.
Interest expense, net: Interest expense increased $22.0 million to $168.0 million for the nine months ended September 30, 2024 from $145.9 million for the nine months ended September 30, 2023. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates and higher outstanding debt balances. See Note 9 to the condensed consolidated financial statements for further discussion of our debt.
Income tax (benefit) expense: Income tax (benefit) expense decreased $112.2 million to a benefit of $17.4 million for the nine months ended September 30, 2024 as compared to expense of $94.9 million for the nine months ended September 30, 2023. The decrease in expense was driven by a decrease in income from continuing operations before income tax for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Income from discontinued operations: Income from discontinued operations for the nine months ended September 30, 2023 was related to the former UK Storage Solutions segment, which was sold January 2023.

Capital expenditures for rental equipment: Capital expenditures for rental equipment increased $40.9 million, or 25%, to $207.0 million for the nine months ended September 30, 2024 from $166.1 million for the nine months ended September 30, 2023 as a result of increased refurbishment spending and new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units. Net CAPEX increased $46.5 million, or 35%, to $178.1 million for the nine months ended September 30, 2024 from $131.6 million for the nine months ended September 30, 2023 driven by the increase in capital expenditures for rental equipment as described above and a $12.1 million decrease in proceeds from the sale of property, plant, and equipment. This increase was partially offset by a $5.9 million increase in proceeds from the sale of rental equipment for the nine months ended September 30, 2024.

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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider the measure in isolation or as a substitute for net income, cash flow from operations or other methods of analyzing WillScot’s results as reported under GAAP. Some of these limitations are:
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
The following table provides reconciliations of (Loss) income from continuing operations to Adjusted EBITDA from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
(Loss) income from continuing operations	$(70,475)	$91,516	$(61,086)	$255,516
Income tax (benefit) expense from continuing operations	(20,566)	32,780	(17,377)	94,855
Depreciation and amortization	99,320	84,802	285,894	242,927
Interest expense, net	55,823	53,803	167,959	145,915
Impairment loss on intangible asset	—	—	132,540	—
Restructuring costs, lease impairment expense and other related charges, net	2,478	—	9,407	22
Currency (gains) losses, net	(129)	96	(94)	6,885
Transaction costs	235	787	275	787
Integration costs	1,457	780	7,400	6,900
Stock compensation expense	9,534	8,636	28,247	26,134
Termination fee	180,000	—	180,000	—
Other	9,186	(7,720)	45,283	(6,278)
Adjusted EBITDA from continuing operations	$266,863	$265,480	$778,448	$773,663
Adjusted EBITDA Margin
We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Management believes that the presentation of Adjusted EBITDA Margin provides useful information to investors regarding the performance of our business. The following table provides reconciliations of Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDA from continuing operations (A)	$266,863	$265,480	$778,448	$773,663
Revenue (B)	$601,432	$604,834	$1,793,203	$1,752,391
Adjusted EBITDA Margin from Continuing Operations (A/B)	44.4%	43.9%	43.4%	44.1%
Gross profit (C)	$321,484	$339,694	$965,490	$990,694
Gross Profit Margin (C/B)	53.5%	56.2%	53.8%	56.5%
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

The following table provides reconciliations of gross profit to Adjusted Gross Profit and gross profit percentage to Adjusted Gross Profit Percentage:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue (A)	$601,432	$604,834	$1,793,203	$1,752,391

Gross profit (B)	$321,484	$339,694	$965,490	$990,694
Depreciation of rental equipment	76,212	66,950	226,731	190,556
Adjusted Gross Profit (C)	$397,696	$406,644	$1,192,221	$1,181,250

Gross Profit Percentage (B/A)	53.5%	56.2%	53.8%	56.5%
Adjusted Gross Profit Percentage (C/A)	66.1%	67.2%	66.5%	67.4%
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
The following table provides reconciliations of Net CAPEX:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Purchase of rental equipment and refurbishments	$(69,398)	$(63,388)	$(206,989)	$(166,097)
Proceeds from sale of rental equipment	13,238	12,720	43,906	37,974
Net CAPEX for Rental Equipment	(56,160)	(50,668)	(163,083)	(128,123)
Purchase of property, plant and equipment	(3,318)	(5,563)	(16,119)	(16,752)
Proceeds from sale of property, plant and equipment	918	13,001	1,133	13,266
Net CAPEX	$(58,560)	$(43,230)	$(178,069)	$(131,609)

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

Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At September 30, 2024, we had $1.7 billion of available borrowing capacity under the ABL Facility.
Cash Flow Comparison of the Nine Months Ended September 30, 2024 and 2023
The consolidated statements of cash flows include amounts for the former UK Storage Solutions segment through January 31, 2023. See Note 3 to the financial statements for disclosure of significant investing items related to the former UK Storage Solutions segment.
The following summarizes our change in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$382,725	$541,918
Net cash used in investing activities	(268,668)	(217,522)
Net cash used in financing activities	(113,234)	(337,082)
Effect of exchange rate changes on cash and cash equivalents	(735)	701
Net change in cash and cash equivalents	$88	$(11,985)
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 was $382.7 million as compared to $541.9 million for the nine months ended September 30, 2023, a decrease of $159.2 million. The decrease in net cash provided by operating activities was primarily due to the payment of $212.5 million for the McGrath termination fee and transaction costs from terminated acquisitions during the nine months ended September 30, 2024.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $268.7 million as compared to $217.5 million for the nine months ended September 30, 2023, a $51.1 million increase in net cash used in investing activities. The increase in net cash used in investing activities resulted from $404.0 million in proceeds from the sale of the former UK Storage Solutions in the nine months ended September 30, 2023 and a $40.9 million increase in refurbishment spending and new fleet purchases, including additional investment in climate-controlled containers and refrigerated storage units, during the nine months ended September 30, 2024.
The increase in net cash used in investing activities was partially offset by a $397.7 million decrease in cash used in acquisitions, net of cash acquired, a $5.9 million increase in proceeds from the sale of rental equipment and a $7.7 million decrease in cash used for the settlement of a contingent foreign currency forward contract upon the closing of the sale of the former UK Storage Solutions segment in January 2023.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $113.2 million as compared to $337.1 million for the nine months ended September 30, 2023, a decrease of $223.8 million. The decrease was primarily due to a $547.8 million decrease in cash used for the repurchase of common stock in the nine months ended September 30, 2024. We paused share repurchases in the fourth quarter of 2023 as acquisition discussions advanced with McGrath and resumed repurchasing shares of our Common Stock in April 2024.
The decrease was partially offset by a $319.0 million increase in repayments of borrowings, net of receipts from borrowings.
Free Cash Flow and Adjusted Free Cash Flow
Free Cash Flow and Adjusted Free Cash Flow are non-GAAP measures. We define Free Cash Flow as net cash provided by operating activities, less purchases of, and proceeds from, rental equipment and refurbishments and property, plant and equipment, which are all included in cash flows from investing activities. We define Adjusted Free Cash Flow as Free Cash Flow excluding one-time, nonrecurring payments for the McGrath termination fee and transaction costs from terminated acquisitions. Management believes that the presentation of Free Cash Flow and Adjusted Free Cash Flow provides useful additional information concerning cash flow available to fund our capital allocation alternatives.

The following table provides a reconciliation of net cash (used in) provided by operating activities to Free Cash Flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net cash (used in) provided by operating activities	$(1,562)	$190,998	$382,725	$541,918
Purchase of rental equipment and refurbishments	(69,398)	(63,388)	(206,989)	(166,097)
Proceeds from sale of rental equipment	13,238	12,720	43,906	37,974
Purchase of property, plant and equipment	(3,318)	(5,563)	(16,119)	(16,752)
Proceeds from sale of property, plant and equipment	918	13,001	1,133	13,266
Free Cash Flow	$(60,122)	$147,768	$204,656	$410,309
Cash paid for termination fee	180,000	—	180,000	—
Cash paid for transaction costs from terminated acquisitions	23,266	—	32,451	—
Adjusted Free Cash Flow	$143,144	$147,768	$417,107	$410,309
Free Cash Flow for the nine months ended September 30, 2024 was $204.7 million as compared to $410.3 million for the nine months ended September 30, 2023, a decrease of $205.7 million. Free Cash Flow decreased principally as a result of the $159.2 million decrease in cash provided by operating activities, a $40.9 million increase in cash used in the purchase of rental equipment and refurbishments, and a $12.1 million decrease in proceeds from the sale of property, plant, and equipment. The $159.2 million decrease in cash provided by operating activities was driven by $212.5 million of cash paid for the McGrath termination fee and transaction costs from terminated acquisitions. The $205.7 million decrease in Free Cash Flow was partially offset by a $5.9 million increase in proceeds from the sale of rental equipment. Adjusted Free Cash for the nine months ended September 30, 2024 was $417.1 million as compared to $410.3 million for the nine months ended September 30, 2023, an increase of $6.8 million.
The $382.7 million in cash provided by operating activities for the nine months ended September 30, 2024 was returned to shareholders through repurchases and cancellations of common stock of $130.3 million and reinvested into the business to support the purchase of rental equipment, including VAPS, and refurbishments, acquire three local storage and modular companies and one national provider of premium large clearspan structures for $84.5 million, and fund repayment of borrowings under our ABL Facility.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes, 2029 Secured Notes, 2031 Secured Notes, and finance leases totaling $3.6 billion as of September 30, 2024, $547.6 million of which is obligated to be repaid within the next twelve months. We have the intent and believe we have the ability to refinance the $526.5 million carrying value of the 2025 Secured Notes on a long-term basis as demonstrated by the forecasted available capacity under the ABL Facility, among other refinancing alternatives to be considered opportunistically. Refer to Note 9 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of September 30, 2024, the Company had lease obligations of $300.8 million, with $71.5 million payable within the next twelve months.
Other
In addition to the cash requirements described above, the Company has a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock. This program does not obligate the Company to repurchase any specific amount of shares. As of September 30, 2024, $951.9 million of the approved share repurchase amount remained available.

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
There were no significant changes to our critical accounting estimates during the nine months ended September 30, 2024.

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.5 billion in outstanding principal under the ABL Facility at September 30, 2024. To manage interest rate risk, in January 2024 and January 2023, respectively, we executed interest rate swap agreements relating to an aggregate of $500.0 million and $750.0 million in notional amount of variable-rate debt under our ABL Facility. The January 2024 and January 2023 swap agreements provide for us to pay a weighted average effective fixed interest rate of 3.70% and 3.44% per annum, respectively, and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased quarter to date interest expense by approximately $0.7 million based on current outstanding borrowings.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of September 30, 2024, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A.    Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our 2023 Annual Report on Form 10-K, which have not materially changed, except for risks associated with the completion of the McGrath acquisition, which are no longer applicable because the Company and McGrath mutually agreed to terminate the Merger Agreement.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchase of Common Stock during the third quarter of 2024.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
July 1, 2024 to July 31, 2024	118.3	$38.66	118.3	$414.9
August 1, 2024 to August 31, 2024	248.9	$36.14	248.9	$405.9
September 1, 2024 to September 30, 2024	1,220.6	$39.38	1,220.6	$951.9
Total	1,587.8	$38.82	1,587.8
A share repurchase program authorizes the Company to repurchase its outstanding shares of Common Stock. In September 2024, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock. As of September 30, 2024, $951.9 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
The Company’s proxy statement for its 2024 annual meeting of stockholders inadvertently provided incorrect dates for the submission of director nominations pursuant to the advance notice provision of the Company’s Amended and Restated Bylaws. The proxy statement should have stated that director nominations submitted pursuant to the advance notice provision must be received at the office of the Corporate Secretary no earlier than February 7, 2025, and no later than March 9, 2025. Notice of a nomination must also comply with requirements set forth in the Bylaws.

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
10.1
Termination Agreement, dated as of September 17, 2024, by and among WillScot Holdings Corporation, Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC and McGrath RentCorp (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 18, 2024)

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

WillScot Holdings Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Dated:	October 30, 2024		Timothy D. Boswell
President & Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)