Form 10-K
period 2024-12-31
WillScot Holdings Corp
filed 2025-02-20
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $6.9 billion.
Shares of Common Stock, par value $0.0001 per share, outstanding: 183,575,055 shares at February 13, 2025.

Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the 2025 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WillScot Holdings Corporation
Annual Report on Form 10-K

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the US Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. The words “estimates,” “expects,” “anticipates,” “believes,” “forecasts,” “plans,” “intends,” “may,” “will,” “should,” “shall,” “outlook,” “guidance,” and variations of these words and similar expressions identify forward-looking statements, which are generally not historical in nature and relate to expectations for future financial performance or business strategies or objectives. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that any such forward-looking statement will materialize. Important factors that may affect actual results or outcomes include, among others:
•economic conditions and changes therein, including financial market conditions and levels of end market demand;
•our ability to effectively compete in the modular space and portable storage industries;
•our ability to effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment;
•laws and regulations governing antitrust, climate related disclosures, cybersecurity and information technology, privacy, government contracts, anti-corruption, and the environment;
•the actions of activist shareholders;
•our ability to successfully acquire and integrate new operations;
•risks associated with cybersecurity threats and IT systems disruptions, including our ability to manage the business in the event a cybersecurity incident or a disaster shuts down or materially impacts our management information systems;
•trade policies and changes in trade policies, including the imposition and enforcement of tariffs, trade restrictions, and broader economic measures and their consequences;
•fluctuations in interest rates and commodity prices;
•risks associated with labor relations, labor costs and labor disruptions;
•changes in the competitive environment of our customers as a result of the economic climate in which they operate and/or economic or financial disruptions to their industry;
•our ability to adequately protect our intellectual property and other proprietary rights that are material to our business;
•natural disasters and other business disruptions such as pandemics;
•our ability to establish and maintain the appropriate physical presence in our markets;
•property, casualty or other losses not covered by our insurance;
•our ability to close our unit sales transactions;
•our ability to maintain an effective system of internal controls and accurately report our financial results;
•evolving public disclosure, financial reporting, internal controls, and corporate governance expectations;
•our ability to achieve our environmental, social, and governance goals;
•operational, economic, political, and regulatory risks;
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
•our ability to recognize deferred tax assets, such as those related to tax loss carryforwards, and utilize future tax savings;
•unanticipated changes in tax obligations, adoption of a new tax legislation, or exposure to additional income tax liabilities;
•our ability to access the capital and credit markets or the ability of key counterparties to perform their obligations to us;
•our ability to service our debt and operate our business;
•our ability to incur significant additional amounts of debt and avoid risks associated with substantial indebtedness;
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

PART I
ITEM 1.    Business
Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to WillScot Holdings Corporation ("WillScot") and its subsidiaries.
Our Company
Headquartered in Phoenix, Arizona, we are a leading business services provider specializing in innovative and flexible turnkey temporary space solutions. Our diverse product offering includes modular office complexes, mobile offices, classrooms, blast-resistant modules, clearspan structures, sanitation solutions, portable storage containers, and climate-controlled containers and trailers. We offer our customers a thoughtfully curated selection of solutions intended to improve the overall customer experience by making modular space and portable storage units more productive, comfortable, safe and secure for our customers with Value-Added Products (“VAPS”), such as workstations, furniture, appliances, media packages, power and solar solutions, telematics, connectivity and data solutions, security and protection products, entrance packages, electrical and lighting products, organization and space optimization assets, perimeter solutions, and other items that improve the overall customer experience. These turnkey space solutions offer customers flexible, low-cost, and timely solutions to meet their space needs on an outsourced basis.
With roots dating back more than 80 years, we service diverse end markets across all sectors of the economy from a network of approximately 260 branch locations and additional drop lots throughout the United States (“US”), Canada, and Mexico. We lease turnkey space solutions (our “lease fleet”) to customers across 15 distinct end markets.
WillScot resulted from the merger of WillScot Corporation and Mobile Mini, Inc. ("Mobile Mini") on July 1, 2020. On September 30, 2022, the Company completed the sale of its former Tank and Pump Solutions ("Tank and Pump") segment. On January 31, 2023, the Company completed the sale of its former United Kingdom Storage Solutions ("UK Storage Solutions") segment. The accompanying consolidated financial statements present the historical financial results of the former Tank and Pump and UK Storage Solutions segments as discontinued operations for all periods presented. On July 29, 2024, the Company amended and restated its certificate of incorporation to effect a change of the Company’s name from “WillScot Mobile Mini Holdings Corp.” to “WillScot Holdings Corporation."

Products and Services
The Company name change in 2024 to WillScot Holdings Corporation was part of a strategic rebranding that unified the Company's portfolio of brands under the WillScot name, aligning our go-to-market strategy to streamline the customer experience and optimize operations. We also introduced a new Company tagline, which emphasizes our commitment to bring expertise and execution to deliver turnkey space solutions that are right for the project and right for the timeline: "Right from the Start." We continued to expand into adjacent solutions, including climate-controlled storage and clearspan structures, and introduced new VAPS, including solar panels and perimeter solutions.
Modular Space Solutions
Our modular space units meet a broad range of customer needs. Our modular units are typically made of steel and aluminum frames and traditional building materials and range from standalone portable units as small as 24 square feet to large complex units that can be coupled together or stacked to create versatile workspaces exceeding 40,000 square feet. In all cases, we deploy modular units to customers rapidly from our extensive branch network using our hybrid in-house and outsourced logistics and service infrastructure. We specialize in turnkey solutions, which means our units can arrive fully equipped with air conditioning, heating, and filtration units, electrical and Ethernet ports, plumbing and utility hookups, as well as our line of VAPS. Our units are transported by truck: either towed (if fitted with axles and hitches) or mounted on flat-bed trailers.
Modular space units have attractive economic characteristics, and our ability to lease and maintain our assets’ profitability over economic lives, which often exceed 20 years with average residual values exceeding 50%, is a unique capability and competitive advantage. We utilize standard fleet maintenance procedures across our branch network, monitor fleet condition and allocate capital expenditures centrally, and ensure all units meet consistent quality and condition requirements, regardless of unit age, prior to delivery to a customer. Modular leasing is complemented by new unit sales and sales of rental units. In connection with our leasing and sales activities, we also provide delivery and installation services, maintenance, removal, and other ad hoc services.
Panelized and Stackable Offices. Our FLEXTM panelized and stackable offices are the next generation of modular space technology and offer maximum flexibility and design configurations. These units provide a modern, innovative design, smaller footprint, ground level access, and are comprised of interchangeable panels, including operable window panels, door panels, and full length glass panels that allow customers to configure the space to their precise requirements. We can stack these units up to three stories and connect them horizontally, which provides maximum versatility.

Single-Wide Modular Space Units. Single-wide modular space units include mobile offices and sales offices. These units offer maximum ease of installation and removal and are deployed across the broadest range of applications in our fleet. These units typically have open interiors, which can be modified using movable partitions, and include tile floors, air conditioning, heating and filtration units, partitions and, if requested, restroom facilities.
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
Ground Level Offices. We also offer steel ground level offices from 10 to 40 feet in length and 8 or 10 feet in width. Many of these units are converted to office use from International Organization for Standardization ("ISO") certified shipping containers. These offices are available in various configurations, including all-office floor plans or office and storage combination units that provide a 10‑ or 15‑foot office with the remaining area available for storage. Ground level offices provide the advantage of ground accessibility for ease of access and high security in an all‑steel design. We equip these office units with electrical wiring, air conditioning, heating and filtration units, tile, high security doors, and windows with security bars or shutters. If requested, we equip these offices with sinks, hot water heaters, cabinets, and restroom facilities.
Blast-Resistant Modules. Our diverse fleet of blast-resistant modules is designed to protect any customers operating in blast radius zones, including our petrochemical, energy, refinery, and defense customers. These modules range from 480 square foot units to 2,400 square foot complexes and can be stacked to maximize space. Our blast-resistant units are built for quick deployment to enhance worksite safety in the most hazardous industries, conditions, and blast threats.
Clearspan Structures. Our temporary and semi-permanent clearspan structures allow us to offer more expansive flexible spaces to customers. These highly configurable and durable fabric structures are commonly utilized by existing customers across virtually all end markets that we serve. Clearspan structures, also referred to as fabric buildings or industrial tents, are rapidly deployable on surfaces and locations from an asphalt parking lot to a grass field and can be adjusted to accommodate almost any space need. Use cases include large-scale industrial warehousing, controlled environments for construction sites, covered work areas, retail and distribution space, and high-end event spaces, among many others. These structures can include lighting and climate solutions and interior and exterior graphics.
Other Modular Space. We offer a range of other specialty products that vary across regions and provide flexibility to serve demands for local markets. Examples include workforce accommodation units with dining facilities used to house workers, often in remote locations, and a range of restroom solutions, including premium restroom trailers and in-unit restroom facilities to complement both permanent and temporary infrastructure.
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
Steel containers have a long useful life with no technical obsolescence. Our portable storage containers generally have estimated useful lives of 30 years from the date we build or acquire and remanufacture them, with average residual values exceeding 50%. The remanufacturing process begins with the purchase of used containers originally built to ISO standards which are 8 feet wide, up to 9.5 feet high and 20, 40 or 45 feet long. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, and adding company logos or signs and may include further customization by adding our proprietary easy opening door system. We maintain our steel containers on a regular basis by removing rust, painting them with rust inhibiting paint, plug-welding holes, and occasionally replacing the wooden floor or a rusted steel panel. Repainting the outside of storage units is the most common maintenance item. A properly maintained container is essentially in the same condition as when it was initially acquired or remanufactured. We also offer VAPS for storage containers.
Climate-Controlled Containers and Trailers. We offer temperature-controlled containers, walk-in freezers, refrigerated storage trailers, and dock-height refrigerated trailers. These turnkey cold storage solutions come in a variety of sizes, allowing customers to efficiently manage temperature sensitive goods across various industries and infrastructures. These solutions can include motion-activated lighting, slip-resistant floors, multiple access options, roll and swing doors, and automatic tire-inflation systems for trailers.

Value-Added Products
We offer a thoughtfully curated portfolio of VAPS that make modular space and portable storage units more productive, comfortable, secure, and "Right from the Start."
Workspaces. Offices, collaboration spaces and break rooms can be built out to accommodate exact privacy needs and work styles and can include workstations, furniture, fixtures, appliances, cabinetry, storage, media packages, heating, ventilation and air conditioning ("HVAC") and air purification systems, and accessories to create the ideal work environment.
Classrooms. Our classroom packages help optimize environments for learning. From ergonomic desks and chairs, educators’ workstations and whiteboards to media packages, bookshelves appliances and data hubs, we can provide everything needed to equip a modern classroom.
Power and Connectivity. We offer power solutions, such as transformers, phase converters and alternative power options, including integrated solar power. Our data solutions include connectivity and data solutions and our advanced telematics system on our climate-controlled containers and trailers, which includes monitoring, remote access, data collection and customer alerts to provide access to live data and control over the unit.
Security and Protection. We offer highly secure doors, locks, and window and door bars to keep customers' belongings safe. We offer our lease customers a damage waiver program that covers loss or damage to the leased unit. We also offer low-cost insurance coverages provided by third-party insurers to protect customers' financial interests from loss and personal injury. Storage containers can be equipped with our patented Tri‑Cam Locking System®, which features a waist‑level opening lever and interlocking bars to provide easy access for the customer without sacrificing security. We also offer ContainerGuardLock®, an optional security device, which features a hidden six‑pin tumbler system and is made from drill‑resistant hardened steel.
Entrance Packages. We offer a complete range of fully installed aluminum stair, ramp, decking, and overhead canopy systems.
Sanitation. Sanitation rentals and servicing are also part of our VAPS portfolio. Sanitation services are handled through a reliable network of third-party partners, ensuring reliable service, cleanliness, and consistent functionality.
Lighting. Our mobile offices come with fluorescent lighting built in. We also have a wide array of desk lights for office applications and powerful and weatherproof motion activated magnetic lights for interior and exterior application.
Organization and Storage. Our premium VAPS offering for storage containers, the PRORACKTM storage system, is an innovative complete system of sturdy readily movable surfaces that organizes the space to exact requirements. Durable metal panels are configured to function as desks, traditional shelving, pipe racking, tool cribs or a combination of them all. We also offer basic shelving and insulated bulkheads.
Perimeter Solutions. Temporary fencing, including free-standing fences, gates and barricades, can create a safe perimeter in which work can occur. These solutions can be quickly installed and typically stay in use on sites to project completion. Designed to support a variety of needs, temporary fencing is used broadly across industries including critical protection barriers for construction sites, privacy and security at retail stores, crowd control for large events, and more.
Aesthetics. We also offer VAPS to enhance unit aesthetics including flooring, wraps, facades, and exterior paneling.
In addition to the many VAPS in our portfolio, we also provide incremental value to our customers by providing other services, including technical expertise and oversight for customers regarding building design and permitting, site preparation, and project management, including expansion or contraction of installed space based on changes in project requirements. Importantly, we believe that our scale, branch network, supply chain, product breadth, and go-to-market strategy give us a significant advantage in delivering turnkey space solutions, providing significant incremental value to our customers and driving incremental VAPS revenue for the Company relative to our competitors.
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

Product Leases
We primarily lease, rather than sell, our turnkey space solutions to customers, which results in a highly diversified and predictable recurring revenue stream. For the year ended December 31, 2024, over 90% of new lease orders were on our standard lease agreement, pre-negotiated master lease, or national account agreements. Rental contracts with customers are generally based on a 28-day or monthly rate and billing cycle. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term and continue until cancelled by the customer or us. For the year ended December 31, 2024, the average effective duration of our consolidated lease portfolio for modular space and portable storage units, excluding seasonal portable storage units, was approximately 41 months. As a result, our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio.
For the year ended December 31, 2024, our average minimum contractual lease term at the time of delivery for modular space units, excluding ground level offices, was 10 months. Given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our modular space lease portfolio, excluding ground level offices, was over 40 months, and on average, the steel ground level offices on rent for the year ended December 31, 2024 had been in place for over 23 months. Customers are responsible for the costs of delivery and set-up, dismantling and pick-up, customer-specified modifications, costs to return custom modifications back to standard configuration at end of lease, and any loss or damage beyond normal wear and tear. Our leases generally require customers to maintain liability and property insurance covering the units during the lease term and to indemnify us from losses caused by the negligence of the customer or their employees.
For the year ended December 31, 2024, the average effective duration of our lease portfolio for storage containers on rent, excluding seasonal portable storage units, was over 43 months. Rental contracts provide that the customer is responsible for the cost of delivery and pickup and specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. Customers may purchase a damage waiver to avoid damage liability in certain circumstances, which provides an additional source of recurring revenue. Customer possessions stored within a portable storage unit are the responsibility of that customer unless covered under our contents insurance products.
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
As of December 31, 2024, we had over 362,000 total units including over 152,000 modular space units, over 210,000 portable storage units, and other VAPS representing fleet net book value of $3.4 billion and approximately 128 million square feet of relocatable commercial space. Approximately 91,000 of our modular space units, or 59%, and 115,000 of our portable storage units, or 55%, were on rent as of December 31, 2024.

Product Sales
We complement our core leasing business by selling both new and used units, allowing us to leverage our scale, achieve purchasing benefits, and redeploy capital employed in our lease fleet. Generally, we purchase new units from a broad network of third-party manufacturers; in some instances, we manufacture the units ourselves. We only purchase new modular space units for resale when we have obtained firm purchase orders (which normally are non-cancelable and include up-front deposits) for such units. Buying units directly for resale adds scale to our purchasing, which is beneficial to our overall customer and supplier relationships and purchasing terms. New unit sales are a natural extension of our leasing operations in situations where customers have long-lived or permanent projects, making it more cost-effective to purchase rather than to lease a unit, and our customers benefit from our product expertise and delivery and installation capabilities.
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

Customers
Our customers operate in a diversified set of end markets, and we track several leading market indicators, such as the Gross Domestic Product ("GDP"), Architecture Billing Index ("ABI"), non-residential construction square foot starts and put in place construction spending, to predict demand, including demand in our two largest end markets, the commercial and industrial market and the construction and infrastructure market, which accounted for approximately 43% and 42% of our revenues, respectively, for the year ended December 31, 2024.
Core to our operating model is the ability to deploy standardized assets that can be redeployed across our diversified customer base of over 85,000 customers. To optimize the use of fleet assets across our branch network, we centrally manage fleet rebalancing across 15 distinct end markets in which no single customer accounted for more than 2% of revenues for the year ended December 31, 2024. For the year ended December 31, 2024, our top 10 customers accounted for approximately 6% of revenues, and our top 50 customers accounted for approximately 14% of revenues, reflecting low customer concentration and significant project diversification within our portfolio.
Our logistics and service infrastructure is designed to meet or exceed our customers’ expectations by reacting quickly, efficiently, and with consistent service levels. As a result, we have established strong relationships with a diverse customer base, ranging from large multinational companies that operate across multiple geographic markets to local sole proprietors that may only have a single operating location. We believe that our customers prefer our modular space and portable storage products over fixed, on-site built space because they are a quick, flexible, cost-effective, and low-risk solution for temporary or permanent expansion or storage. Key customer end markets include:
Construction and Infrastructure
We provide office and storage space and clearspan structures to a broad array of contractors associated with non-residential buildings and non-building infrastructure and, to a lesser extent, residential construction. Our client portfolio includes many of the largest general contractors and engineering, architecture, procurement, and construction companies in North America, working across all of the non-residential construction sub-sectors. Examples include highway, street, bridge, and tunnel contractors; water, sewer, communication, and power line contractors; and special construction trades, including plumbing, electrical, glass, glazing, and demolition. Our construction and infrastructure customer base is characterized by a wide variety of contractors that are associated with original construction as well as capital improvements in the private, institutional, and municipal arenas. Units are used as offices, lunch and break rooms, accommodations, restroom facilities, material and equipment storage facilities, security offices, and other applications.
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
The commercial and industrial segment also includes customers in retail and wholesale trade. These include department, drug, grocery, and non-mall-based big box retailers, logistics, warehousing and distribution services, as well as restaurants, and service stations. Our customers in retail and wholesale trade include some of the world's largest retailers who have storage needs throughout all stages of their supply chain.
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
Government and Institutions
Our government customers consist of national, state, provincial, and local public sector organizations. Modular space and portable storage solutions are particularly attractive to focused niches such as healthcare facilities, small municipal buildings, courthouses, military and border installations, national security buildings, and offices during building modernization, as well as disaster relief.
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

Competitive Strengths
We believe that the following competitive strengths have been instrumental to our success and position us for future growth:
North American Leader in Turnkey Temporary Space Solutions
Our network serves the largest North American metropolitan areas with local teams who are experts in their respective markets. In 2024, we completed the final systems and field harmonization contemplated in the original WillScot and Mobile Mini integration plan, combining our legacy modular and storage sales and operations teams under a single leadership structure, organized by geography. This cost‑effective coverage model allows us to go-to-market locally with a single team to service our local and regional customers across our full offering of turnkey space solutions, while also addressing the needs of larger national customers looking for a full suite of high-quality services that can be provided on a consistent basis throughout North America. To support this field integration, we upgraded our field service and dispatch system, which allows us to better utilize our operational resources across all product lines while improving execution and customer communication. Because geographic proximity to customers is a competitive advantage when offering temporary commercial space, we believe that our extensive branch network allows us to better serve existing customers and attract new customers. We believe our extensive scale results in significant operational benefits, such as optimization of fleet yield and utilization, efficient capital allocation, superior service capabilities, and the ability to offer consistent turnkey solutions across all of our branch locations.

Value-Added Products
Our thoughtfully curated portfolio of VAPS makes modular space and portable storage units more productive, comfortable, safe, and secure for our customers; allows us to generate higher revenue per transaction and return on capital; and differentiates us from our competitors. These turnkey solutions offer customers flexible, low‑cost, capital efficient, and timely solutions to meet their space needs on an outsourced basis.
VAPS have been a substantial source of revenue growth for us over the last decade, and we continue to invest in product development to serve evolving customer needs. We have been able to successfully drive a material increase in customer VAPS spend into our recently acquired businesses, which generates highly tangible revenue synergies. We believe our ability to drive VAPS growth following our historical acquisitions highlights the value proposition our VAPS provide to our customers.
Investments in Technology
We believe our technology serves as a primary differentiator relative to our competition and is a key component of our customer value proposition. Our US and Canadian teams operate using a single consolidated customer relationship management ("CRM") software platform which provides greater visibility into our customer base and enhances our ability to cross-sell our portfolio of products to our customers. We leverage our SAP enterprise resource planning ("ERP") platform and our data and analytics platform to achieve operating efficiencies and enhance the overall customer experience. Effective use of real‑time information allows us to monitor and optimize the utilization of our fleet, allocate our fleet to the highest demand markets, optimize pricing, and determine the best allocation of our capital to invest in fleet and branches. We are able to dynamically price and approach customer accounts in a strategic and statistically informed manner. We also believe our ability to leverage this data helps us to increase our market share and effectively manage supply and demand dynamics in our fleet to maximize cash flow in all phases of the economic cycle, including identifying opportunities where underutilized lease fleet can be sold to generate cash.
Similarly, advancements in technology continue to drive efficiency improvements in our business, enabling us to offer an enhanced experience for our customers. During 2024, we consolidated and upgraded our logistics and service platform and began work on algorithm-based route optimization processes, which allow us to better utilize our logistics resources across all product lines while improving execution, safety, and customer communications. We anticipate further enhancements to this platform in 2025 and beyond to further enhance route optimization and to expand omni-channel communication with our customers.
In conjunction with the 2024 rebranding, we launched a redesigned website at www.willscot.com, consolidating multiple digital platforms into a single resource for customers to access our full range of offerings and identify space solutions that are optimal for their unique needs and industries. Additionally, we introduced new powerful digital marketing, customer service, and sales tools to enhance the digital experience for customers. We launched an enhanced customer portal with expanded customer self-service capabilities, enabling customers to request quotes, manage invoices and make payments, submit support requests, track status, remotely monitor units, and chat with a specialist.
During 2024, we also launched a new digital marketing initiative to modernize how we generate demand and convert to orders and activations within our target segments. These digital tools are in turn directly feeding into our CRM platform as well as our proprietary sales tool Project One, which leverages multiple third-party and internally generated data sources to identify developing project opportunities, prioritize the leads, and recommend actions to our sales representatives. This gives us a platform to further optimize selling time and conversion and allows us to be more prescriptive, recommending the appropriate bundled solutions that are tailored by project type. We believe we possess market-leading technology infrastructure relative to our competition, and we intend to extend this advantage further by leveraging our infrastructure investments.
Sophisticated Logistics and Service Capabilities
We operate a hybrid in-house and outsourced logistics and service infrastructure that we believe is highly differentiated from our competitors and enhances the value proposition we provide to customers. Convenient scheduling of installations and removals, same-day delivery capabilities on certain products, and the ability to mobilize large volumes of equipment in any geography serviced by our branch network are all unique capabilities that differentiate WillScot, particularly among more demanding customer segments. We believe that continuing to further optimize our logistics and service capabilities through the deployment of additional technology enhancements and in-sourcing our services is an opportunity for further cost efficiency and differentiation with our customers.
Diversified Revenue Base by End Market, Product, Service and Geography
We have established strong relationships with a diverse customer base, ranging from large national accounts to small local businesses. Our customers operate in a diversified set of end markets. We believe that the diversity of our customer end markets reduces our exposure to changes related to a given customer, shifts within a particular end market or geographic region, and end market industry seasonality, while also providing significant opportunities to grow our business. Furthermore, the nature of our products is such that their use is generally agnostic to industry. This flexibility helps to insulate utilization from exposure to end market‑specific shocks, provided there are other needs and applications for these products within a reasonable distance.

The following chart illustrates the breakdown of our customers and revenue by end market as of December 31, 2024.
Proven Track Record Realizing Acquisition Synergies and Deploying Best Practices
We have a strong track record of integrating and generating significant revenue and cost synergies with our acquisitions. Since our public listing in 2017, we have executed 36 acquisitions totaling approximately $4.7 billion in total enterprise value. These transactions have included small local storage portfolios, regional operators with mixed modular and storage fleets, and larger transformational acquisitions such as Modular Space Corporation in 2018 and Mobile Mini in 2020. In 2023, we acquired a US national provider of cold storage solutions, a regional modular space manufacturing and leasing business, and a US national provider of premium large clearspan structures. In 2024, we acquired certain assets of a regional provider of perimeter solutions and certain assets of a provider of premium large clearspan structures. Also in 2024, we acquired certain assets of three regional and local modular space and storage businesses, and, given the scalability of our operating platform, quickly integrated these assets into our leasing portfolio and branch network. Opportunities such as these allow us to reach new customers, expand our product and service offering, and provide further opportunities for revenue and cost synergies. See “Risk Factors—We may be unable to successfully acquire and integrate new operations, which could cause our business to suffer."
Our Asset Base Provides Highly Attractive Asset-Level Returns with Long Useful Lives
The combination of long, predictable lease durations, long asset lives, and attractive unit economics underpins the compelling cash generation capability in our business model. As such, we have made significant investments in our lease fleet both organically through fleet purchases and through mergers and acquisitions. For the year ended December 31, 2024, our modular space and portable storage lease fleet consisted of approximately 128 million square feet of relocatable space, comprising over 152,000 modular space units and over 210,000 portable storage units.
We generate an attractive internal rate of return ("IRR") in our modular space portfolio driven by the long economic life of our fleet, exceeding 20 years on average, and our in-house refurbishment capabilities that extend useful lives and enhance returns. When we evaluate the purchase of new modular units and storage containers, we consistently target and realize unit-level IRRs, including VAPS, in excess of 25%.
The stability of cash flows combined with strong economic returns make both modular space and portable storage containers highly attractive specialty rental asset classes, and our logistics and service capabilities and investments in technology further enhance the returns we can generate from these assets.

The following chart illustrates the breakdown of the net book value ("NBV") of our rental equipment among modular space units, including clearspan structures, portable storage units, and VAPS as of December 31, 2024.

RENTAL EQUIPMENT BREAKDOWN BY NBV

Modular space units: 69%
Portable storage units: 28%
Value added products: 3%

Our Business Generates Predictable Recurring Cash Flow Due to Our Long-Term Leases and Flexible Capex Requirements
Our recurring revenue, combined with our flexible capex requirements and efficient use of working capital has allowed us to generate substantial free cash flow, both in periods of growth and during economic downturn. We believe the long-term nature of our leases, with average lease durations of approximately 41 months as of December 31, 2024, produces strong operating income and predictable cash flow.
Due to the longevity and relative simplicity of our products, we exercise control and discretion over capex, investing only where and when needed to meet demand, and selling excess fleet during lower utilization periods. During periods of economic stress, we have the ability to substantially reduce capex and variable costs throughout the portfolio to maximize cash flow, resulting in a Free Cash Flow profile that we believe is counter‑cyclical.

Our Industry
We provide temporary solutions to customers within the approximately $2 trillion North American market for commercial space, including modular space, portable storage, and other space solutions. Our services span across a variety of related sectors, including commercial real estate, logistics, facility management, job site services, commercial storage, office furniture, and maritime containers. Consequently, we believe that our total addressable market is approximately $20 billion.
Modular Space Market
The modular space market is fragmented. Modular space units are non-residential structures designed to meet federal, provincial, state, and local building codes and, in most cases, are designed to be relocatable. Modular space units are constructed offsite, utilizing manufacturing techniques to prefabricate single or multi-story whole building solutions in deliverable modular sections. Units are typically constructed of steel, wood and conventional building materials and can be permanent or relocatable. Blast-resistant modules have been specifically designed to protect any customers operating in blast radius zone, including our petrochemical, energy, refinery, and defense customers. Clearspan structures, also referred to as fabric buildings or industrial tents, are rapidly deployable and have numerous use cases including large-scale industrial warehousing, controlled environments for construction sites, retail and distribution space, and high-end event spaces.
The modular space market has evolved in recent years as businesses and other potential customers increasingly recognize the value of modular space. The key growth drivers in this market are similar to portable storage and include:
•Growing need and demand for space: driven by general economic activity, including gross domestic product growth, industrial production, mining and natural resources activity, non-residential construction, urbanization, public and education spending, the scale and frequency of special events, and increased occurrences of natural disasters such as hurricanes, tornados, and wildfires.
•Shift from traditional fixed, on-site built space to modular space solutions: driven by several advantages as compared with fixed, on-site built space, including:
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
Portable Storage Market
The portable storage market, like the modular space market, is highly fragmented and remains primarily local in nature. Portable storage units are typically ground‑level entry, windowless storage containers made of heavy exterior metals for secure storage and water tightness. Portable storage units can be built to specification or can be remanufactured from existing storage products, such as ISO shipping containers. Portable storage units also include temperature-controlled storage containers, walk-in freezers, refrigerated storage trailers and dock-height refrigerated trailers.
Portable storage units continue to find new applications as business needs change and develop. Demand for portable storage is driven by a number of factors, including:
•Versatility: portable storage units can be easily customized to suit customer specifications. While standard applications include locking double‑door systems to facilitate loading, custom entrances, such as rolling or sliding doors, can be added for personnel access. Units can also be outfitted with partitions, ramps, lighting, shelving and other interior organizational solutions.
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
•Security: a variety of enhanced locking mechanisms are available for portable storage units offering additional protection for high‑value goods and inventory.
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
Other Related Markets
In the normal course of providing our turnkey solutions, we perform services that are characteristic of activities in other industries. For example, we coordinate a broad network of third-party and in-house transportation and service resources to support the timely movement of our products to, as well as maintenance on, customer sites. Additionally, we design, source, lease, and maintain a broad offering of ancillary products, which render our modular and storage units immediately functional in support of our customers’ needs. We have developed networks of third‑party service providers that we coordinate to expand the breadth of capabilities that our customers can source through us. These third‑party‑managed services represent incremental revenue and margin opportunities for us and simplify the number of vendor touchpoints for our customers.
We also provide technical expertise and oversight for customers regarding building design and permitting, site preparation, and expansion or contraction of installed space based on changes in project requirements. Further, we have the capability to compete in adjacent markets, such as other job site services, facilities management, logistics, and others that are natural extensions of our commercial space capabilities. We believe that this broad service capability differentiates us from other commercial space rental and service providers and is a competitive advantage in the marketplace.

Competition
Although our competition varies significantly by local market, the temporary space solutions industry is highly competitive and fragmented as a whole with new competitors emerging on a regular basis. We believe that participants in our industry compete based on customer relationships, product quality and availability, delivery speed, VAPS and service capabilities, pricing, and overall ease of doing business. We typically compete with one or more local providers in all of our markets, as well as with a limited number of national and regional companies. Our competitors include lessors of storage units, mobile offices, and other structures used for portable storage, as well as traditional commercial office space and conventional fixed self-storage facilities. Some of our competitors may have greater market share in certain geographic regions. Significant competitors include McGrath RentCorp, United Rentals, ATCO Structures & Logistics, and Satellite Shelters.

Our Business and Growth Strategies
We intend to maintain a leading market position and increase our revenue and profitability by pursuing the following strategies, all of which we have demonstrated in our historical operating performance:
Expand Adjacent Solutions and Value-Added Products
We continue to expand our portfolio of space solutions, including climate-controlled storage, clearspan structures, and sanitation, among others. Collectively, when combined with our core offerings, these adjacent products offer further opportunities to extend our differentiated value proposition to existing customers. They also expose a diverse set of new customers and end markets to which we can, in turn, offer our entire portfolio of space solutions. We are approaching these adjacent offerings with a balanced combination of organic investment, acquisition, and new product innovation. During 2023, we acquired a US national provider of cold storage solutions and a US national provider of premium large clearspan structures. These acquisitions allowed us to establish market leadership positions in both climate-controlled storage and clearspan structures. During 2024, we grew our climate-controlled storage and clearspan businesses organically and through the acquisitions of assets of two regional providers of cold storage solutions and a US national provider of premium large clearspan structures.
VAPS have been a prominent growth driver in our business for almost a decade. We believe this growth opportunity could be substantially larger if we successfully penetrate more of our modular space and portable storage units and continue to expand our VAPS offerings through new product introductions, which give us opportunities to build on lease revenues while providing more comprehensive solutions to customers. In 2024, we achieved new product introductions through innovative development, including our proprietary solar racking systems, and through the acquisition of a US regional provider of perimeter solutions.
Leverage Scale and Organic Initiatives with Accretive Acquisitions
Our markets for modular space and portable storage solutions are fragmented. We believe we have the broadest network of operating branches in North America, as well as a scalable corporate center and information technology systems, which position us to continue to acquire and integrate other companies while expanding the products and services available and offered to acquired customers. We have a proven track record of efficiently integrating acquisitions and quickly eliminating operational redundancies. We expect to continue to pursue acquisitions of adjacent offerings to expand geographic reach, capabilities, and overall scale. We also plan to continue our programmatic tuck-in strategy opportunistically to provide further scale efficiencies and improve returns generated by the acquired assets.
Optimize Lease Rate
We continue to advance multiple pricing strategies, product differentiation and positioning, customer and transaction segmentation, and contract standardization across our fleet to drive revenue growth. Our long history of rate growth gives us confidence that we can continue to successfully deploy this strategy. The turnover of our fleet, with average lease durations of approximately three years, creates natural and reoccurring opportunities to capture incremental price increases. As the market leader in our industry, we offer the broadest fleet portfolio, the most differentiated turnkey VAPS, and the most consistent service capabilities across the largest branch network to help our customers 'Right from the Start.'
Enhance Market Penetration Through Increased Sales Force Effectiveness
Our US and Canadian teams operate using a single CRM software platform which provides greater visibility into our customer base and enhances our ability to cross-sell our portfolio of products to our customers. Our sales force is positioned to improve efficiency by leveraging our management information systems and using real-time information to monitor and optimize conversion of customer opportunities across our product lines. Our proprietary sales tool leverages multiple third-party and internally generated data sources to identify developing project opportunities, prioritize the leads, and recommend actions to our sales representatives. This gives us a platform to further optimize selling time and conversion and allows us to be more prescriptive recommending the appropriate bundled solutions that are tailored by project type. We believe our ability to leverage data helps us to significantly accelerate our market share convergence as well as increase penetration of our VAPS, while enhancing customer satisfaction. In turn, we expect that our broadened and enhanced fleet will continue to attract new customers and increase customer retention. Lastly, we also expect our recent investments in a single website, digital marketing capabilities, and our enhanced customer portal will enable us to capture additional demand.
Generate Cash Flow Through Operational Efficiencies, Cost Reductions, and Technology
We are implementing many initiatives designed to improve operations and increase profitability. We continually assess our branch operating footprint, vendor base, and operating structure to maximize revenue generation while minimizing costs. We believe the increased scale, numerous operational best practices, SAP ERP platform, and consolidated CRM platform will significantly improve our operating efficiency over time. To improve our logistics capabilities, in 2024 we implemented a consolidated logistics platform and route optimization processes to minimize mileage, fuel cost and emissions. With a single ERP, CRM platform, and logistics platform in place, we unified our go-to-market approach for our modular and storage businesses to a single field sales and operations management structure where all modular and storage products are managed by a unified team in each local geographic market. We believe this new structure allows us to cross-sell our various products more effectively by being closer to our customers' needs in each geographical market, improves operations through sharing of logistics and service capabilities, and provides increased opportunities for our employees for career development and growth as we continue to expand our product offerings and services.
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
Use Free Cash Flow to Drive Value Creation
Our Free Cash Flow generation has accelerated rapidly in recent years, and we expect this trend to continue as we execute our strategy. While we see numerous organic and inorganic opportunities to re-invest in our core businesses, we believe we can generate surplus Free Cash Flow with which we can both reduce leverage and return capital to shareholders over time via share repurchases and dividend distributions. We view disciplined and prudent capital allocation as an additional powerful value creation lever, and we are committed to deploying this capital as productively as possible in the interests of our shareholders.

Human Capital Management
As of December 31, 2024, we employed approximately 4,500 people in the US, Canada, Mexico, and India, the majority of whom are full time. Approximately 72% of employees work in our approximately 260 branch locations and additional drop lots, while 28% of employees serve in various shared services and corporate functions. We have not experienced a strike or significant work stoppage, and we consider our relations with our employees to be good.
The Compensation Committee of our Board of Directors ("Board of Directors" or "Board") is responsible for providing oversight of our human capital strategy. Our Executive Vice President - Chief Human Resources Officer, in collaboration with our executive leadership team, leads efforts to align human capital resources with our strategic objectives. At WillScot, we believe that one of our main competitive advantages is our people - evident in the milestone anniversaries that we celebrate, our thriving peer recognition program, and our ability to attract and retain talent with expertise that strengthens our team and adds value to our customers.
Our Company values are lived through our employees, acknowledged by our vendors and aligned to the needs of our customers and communities. Our values provide the basis of our approach to human capital management as well as how we engage with our stakeholders.
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
•Driven to Excellence: We measure success through our results and the achievement of our goals. We continuously seek to improve ourselves, our products and services in pursuit of shareholder value.
•Trustworthy & Reliable: We hold ourselves accountable to do the right thing, especially when nobody's looking.
•Devoted to Our Customers: We anticipate the growing needs of our customers, strive to exceed their expectations and make it easy to do business with us.
•Community Focused: We actively engage in the communities we serve and deliver sustainable solutions.
Our employee value proposition begins with our Dedication to Health & Safety. We take responsibility for our own well-being and those around us. Wherever our employees are in life’s journey, we support physical, financial, and emotional well-being through a range of programs and initiatives to support our employees and their families to Be Well.
Physical Well-being
We provide benefits to all employees in the US, Canada, Mexico, and India that enhance our employees' well-being and support their health and welfare. We provide comprehensive medical benefits to all US-based employees, whether hourly or salaried. Core healthcare coverage includes medical, dental and vision benefits, and we pay an average of 75% of the cost of employee premiums. We offer high-deductible healthcare plans to all eligible employees to promote positive consumer behaviors. Through Health Savings Account (“HSA”) contributions, we cover between 35% and 50% of plan deductibles. We also provide paid parental leave. Additional programs include employer-paid short- and long-term disability, basic life insurance and AD&D, as well as voluntary supplemental medical benefits, legal, ID theft, home and auto insurance, and pet insurance. Recognizing that physical well-being is a journey, we also offer additional medical plan benefits including family planning support for fertility treatment, adoption and surrogacy, and personalized care for chronic conditions including diabetes and back, joint, and muscle pain.
Financial Well-being
Providing financial security for our employees is critical to overall well-being. Approximately 90% of employees participate in our 401(k) retirement savings program, which includes a Company match up to 4.5% on the first 6% of an employee’s contribution. We matched $15.1 million in 401(k) contributions in 2024. We also offer several educational services employees can use to strengthen their financial acumen.
In addition to supporting employees’ long-term financial security, we employ market-based pay practices to ensure fair, competitive wages at every level of the organization. We use compensation benchmarking data from human capital consulting firms to set and maintain pay ranges and pay levels in line with market-based standards. We also administer multiple incentive pay plans designed to motivate and reward eligible employees commensurate with Company performance. Incentives may be either individually-based (sales commissions and bonuses), group-based (regional performance bonuses), or Company-based (corporate and executive employees).
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
Inclusion, Diversity, Equity and Accessibility
Our commitment to inclusion at all levels of the organization is amplified by our Inclusiveness Resource Teams (“IRTs”): Women of WillScot (“WOW"), Black Organization for Leadership & Direction (“BOLD”), Veterans United, Hispanos, People Respecting that Identity and Sexuality Matters (“PRISM”), and Indigenous Connection. IRTs are voluntary, employee-led groups that work to foster an inclusive and diverse workplace aligned with our values and strategy. These groups were established to support our employees from specific demographic groups and their allies, to provide opportunities for development and sharing the lived experiences of our employees. We are stronger together when we celebrate our differences and strive for inclusiveness. Our IRTs encourage collaboration and support the diverse voices and thoughts of our employees and communities.
Learning and Development
We measure success through our results and the achievement of our goals. We continuously improve ourselves, our products and services in pursuit of shareholder value. In 2024, our employees completed more than 35,000 hours of training across a range of courses dedicated to compliance, safety and job-related learning and skill development. Our learning and development system houses a library of more than 6,000 courses. We also offer a language learning program and tuition reimbursement.
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
Community
We are community focused. We actively engage in the communities we serve and deliver sustainable solutions. Our employees participate in pro-social giving through our “Give Where You Live” program and giving their time, talent and/or treasure to local non-profit organizations. We provide employees up to 16 hours per year in volunteer paid time off to participate in “Give Where You Live.”
In addition to giving to charitable organizations that are meaningful to our employees and the communities we serve, we have national, non-profit partnerships with certain 501(c)(3) organizations in our core causes of Shelter, Hunger, Education and Health & Wellness. Through these partnerships, our employees participate in build days with Habitat for Humanity, food bank volunteering with Feeding America and St. Mary’s Food Bank, blood drives and emergency response initiatives with the American Red Cross, and work readiness and financial literacy programs with Junior Achievement.
Compliance and Risk Mitigation
Being trustworthy and reliable means, we hold ourselves accountable to do the right thing, especially when nobody is looking. Initiatives that the Company has implemented to maintain the highest level of professionalism and integrity include annual compliance training that focuses on the applicable cybersecurity, data privacy, legal and regulatory requirements needed to maintain a high level of security and risk standards. Our compliance training includes required modules on respectful communication, reporting and whistleblower protection, and bystander intervention for harassment. Employees also receive phishing simulation tests approximately once every six months and supplemental IT training on a quarterly basis. Additionally, the new hire onboarding process covers cybersecurity and data safety training for all employees. When we source talent through external sources for skilled trades, sales associates, and professional staff, we retain reputable recruiting firms that perform background checks as part of our new hire process.
Safety
The protection of people is a core value at WillScot. Our health and safety priorities are a driving force that shape who we are and what we do. Safety extends beyond our branches and yards and includes travel and activities at the customer sites. WillScot fosters an environment in which our employees feel empowered and choose to make the safest and best decisions possible. We empower and reward employees for being personally accountable and exceeding safety guidelines in every task. Proper safety culture fosters personal accountability, leading to increased safety, active employee engagement, and a strong commitment to the Company and our customers.
Today, we believe we are operating at high levels of safety and low levels of injury. In 2024, our Total Recordable Incident Rate (“TRIR”) was 0.85, which translates to keeping our employees very safe, and we remain committed to creating a zero-harm culture. Every Company employee has “stop-work” authority allowing employees to stop work, report near misses, and identify improvements that impact their own safety and that of others, which supports our constant goal to identify and correct safety issues before they turn into incidents.
Sustainability
We are committed to upholding high standards when it comes to our environmental, social and governance responsibilities, as well as the safety of our employees and our business partners. As a leader in innovative and flexible space solutions, our approach to sustainability seeks to balance short-term and long-term solutions and considers the interests of our stakeholders in our everyday actions. The principal products we provide to our customers are long-lived, reusable, and relocatable, while producing minimal waste. For decades, we have committed ourselves to circular economic practices to reuse as many of our assets as possible, which aligns with our 2024 rebrand tagline "Right from the Start" as we consider all stages of our product lifecycle.
Our Board of Directors, at the direction of our Nominating and Corporate Governance Committee, is actively involved in our sustainability strategy and approach. We continue to execute on the five pillars of our sustainability strategy: environmental responsibility, sustainable solutions for customers, effective governance, empowering our people, and community impact. In 2024, we enhanced our technology for tracking sustainability metrics to improve our ability to identify and act upon sustainability opportunities.
Our business is managed for long-term success in a manner that we believe is economically, environmentally and socially responsible, and our sustainability efforts are focused in areas where we see tangible business impact. Over the next several years, we will continue to focus on ensuring a future where the communities in which we operate and customers we support can thrive.

Intellectual Property
We hold various trademarks and patents and do not believe we would be materially adversely affected by the expiration or termination of our trademarks or patents or the loss of any of our other intellectual property rights other than the "WillScot" name as we primarily operate under the WillScot brand. We also protect our products and services through the use of other trademarks and patents. Our trademarks and patents are registered or pending application for registration in the US Patent and Trademark Office and various non‑US jurisdictions. On our Modular fleet, we maintain a patent for the design of our FLEX units in the US and other patents in the US and non-US jurisdictions concerning various assembly and panel components. On our Storage fleet, we patented our proprietary Tri‑Cam Locking System®, ContainerGuardLock® and other continued improvements in locking technology, shelving systems (for which we obtained a trademark for PRORACKTM), container ramps, solar racking systems, and container canopy structures. We believe that continued innovation differentiates WillScot with our customers and represents a source of long-term competitive advantage.

Available Information
Our website address is www.willscot.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding WillScot. Our website also includes various Corporate Governance Policies, Code of Business Conduct and Ethics and charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our Board of Directors, among other policies.

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
Certain of our units and equipment are subject to regulation in certain states under motor vehicle and similar registrations and certificate of title statutes. We believe that the Company has complied, in all material respects, with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to modular space units. We have not taken actions under such statutes in states where we have determined that such statutes do not apply to modular space units. However, in certain states, the applicability of such statutes to modular space units is not clear beyond doubt. If additional registration and related requirements are deemed to be necessary in such states or if the laws in such states or other states were to change to require us to comply with such requirements, we could be subject to additional costs, fees, and taxes as well as administrative burdens to comply with such statutes and requirements. We do not believe that the effect of such compliance will be material to our business or financial condition.

ITEM 1A.    Risk Factors
Risks Relating to Our Business
We are subject to various laws and regulations, including recent pronouncements related to laws and regulations governing antitrust, climate related disclosures, cybersecurity and information technology, privacy, government contracts, anti-corruption and the environment. Obligations and liabilities under these laws and regulations may materially harm our business.
Our operations are subject to an array of governmental regulations in each of the jurisdictions in which we operate. For example, our activities in the US are subject to regulation by several federal and state government agencies, including the Occupational Safety and Health Administration, and by federal and state laws. Our operations and activities in other jurisdictions are subject to similar governmental regulations. Similar to conventionally constructed buildings, the modular business industry is also subject to regulations by multiple governmental agencies in each jurisdiction relating to, among others, environmental, zoning and building standards, and health, safety and transportation matters. These regulations affect our Storage Solutions customers, most of whom use our storage units to store their goods on their own properties for various lengths of time. If local zoning laws or planning permission regulations in one or more of our markets no longer allow our units to be stored on customers' sites, our business in that market will suffer. Noncompliance with applicable regulations, implementation of new regulations or modifications to existing regulations may increase costs of compliance, require the termination of certain activities or otherwise materially adversely affect our business, results of operations, and financial condition.
Recent Pronouncements
Recent pronouncements by the SEC, Federal Trade Commission, and Department of Justice, and from the state of California, among others, related to antitrust, climate related disclosures, cybersecurity, and privacy could have the impact of increasing Company compliance costs, increasing potential liability to the Company as a result of frivolous lawsuits, or place the Company in a position of not knowing when or if the laws are finalized in a particular area for the Company to effectively comply.
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
Anti-Corruption Laws and Regulations
We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials by a US person for the purpose of obtaining or retaining business. We also operate in countries outside the US where activities such as unauthorized payments or offers of payments by one of our employees or agents could be in violation of various laws, including the FCPA. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, existing safeguards and any future improvements may prove to be ineffective, and employees or agents may engage in conduct for which we might be held responsible.
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
Actions of activist shareholders could negatively affect our business
We have in the past received, and we may in the future be subject to, communications from activist investors urging us to take certain corporate actions. Activist investor activities could adversely affect our business as responding to threatened or actual proxy contests and other demands of activist investors can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, we have retained, and may in the future need to retain, the services of various professionals to advise us on activist investor matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. Activist investors may lead campaigns to effect changes at publicly-traded companies such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire company. Additionally, activist investors may attempt to replace some or all members of our Board of Directors, which could create uncertainly regarding our strategic direction and negatively impact our governance and leadership stability. Perceived uncertainties regarding our future direction, strategy or leadership that arise as a consequence of activist investor initiatives may result in the loss of potential business opportunities, harm our ability to attract or retain investors, employees and business partners, and cause our stock price to experience periods of volatility or stagnation.
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
Acquisitions are inherently risky, and we cannot provide assurance that any future acquisitions will be successful or will not materially adversely affect our business, results of operations and financial condition. If we do not manage new markets or product lines effectively, some of our new branches or product lines obtained through acquisitions may lose money or fail, and we may have to close unprofitable branches or cease offering a new product. We must continue to take actions to realize the combined cost and commercial synergies that we forecast for our acquisitions. We may incur more costs than we anticipated to achieve the forecast synergies (thus reducing the net benefit of the cost or commercial synergies), realize synergies later than we expected or fail altogether to achieve a portion of the cost savings or commercial synergies we anticipated. Any of these events could cause lower revenue growth than anticipated, reductions in our earnings per share, impact our ability to borrow funds under our credit facility, decrease or delay the accretive effect of the acquisitions that we anticipated and negatively impact our stock price.
Global or local economic movements could have a material adverse effect on our business.
Our business, which operates in the US, Canada, and Mexico, has been, and may continue to be, negatively impacted by economic movements or downturns in the local markets in which we operate or global markets generally. Adverse economic conditions may reduce commercial activity, cause disruption and extreme volatility in global financial markets and increase rates of default and bankruptcy. Reduced economic activity has at times historically resulted in reduced demand for our products and services. Disruptions in financial markets could negatively impact the ability of our customers to pay their obligations to us in a timely manner and increase our counterparty risk. If economic conditions worsen, we may face reduced demand and an increase, relative to historical levels, in the time it takes to receive customer payments. If we are not able to adjust our business in a timely and effective manner to changing economic conditions, our business, results of operations and financial condition may be materially adversely affected.
Moreover, the level of demand for our products and services is sensitive to the level of demand within various sectors, particularly the commercial and industrial, construction, education, energy and natural resources, and government end markets. We have experienced a decline in new contract activations and resulting units on rent in 2024 as a result of the decline in non-residential construction square foot starts in the US. Each of these sectors is influenced not only by the state of the general global economy, but also by a number of more specific factors as well. For example, a decline in global or local energy prices may materially adversely affect demand for modular buildings within the energy and resources sector. The levels of activity in these sectors and geographic regions may also be cyclical, and we may not be able to predict the timing, extent or duration of the activity cycles in the markets in which we or our key customers operate. A decline or slowed growth in any of these sectors or geographic regions could result in reduced demand for our products and services, which may materially adversely affect our business, results of operations, and financial condition.
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

Moreover, the integration of any acquisition may create unforeseen challenges for our management information systems, which could result in unforeseen expenditures and other risks, including difficulties in managing facilities and employees in different geographic areas or those operating other product lines.
Although we believe we have implemented appropriate measures to mitigate potential risks, like other companies, our information technology systems may be vulnerable to a variety of interruptions due to our own error or events beyond our control. The measures that we employ to protect our systems may not detect or prevent cybersecurity threats or incidents, natural disasters, terrorist attacks, telecommunication failures, computer viruses, hackers, phishing attacks, and other security issues. We have previously been the target of attempted cyber-attacks and have, from time to time, experienced threats to our data and information systems, computer virus attacks and phishing attempts, and we may be subject to breaches of the information systems that we use. We have not experienced a material cybersecurity incident. We have programs in place that are intended to detect, contain and respond to data security incidents and that provide employee awareness training regarding phishing, malware, and other cyber risks to protect against cyber risks and security breaches. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, because our systems contain information about individuals and other businesses, the failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities or other consequences leading to lower revenue, increased costs, regulatory sanctions and other potential material adverse effects on our business, results of operations, and financial condition.
Trade policies and changes in trade policies, including the imposition of or increases in tariffs, their enforcement, downstream consequences, including any resulting changes in international trade relations, may materially adversely affect our business, results of operations, and outlook.
Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations may materially adversely affect our business, financial condition and results of operations. From time to time, the US government has historically imposed and may in the future impose tariffs on steel, aluminum, lumber, and other imports from certain countries, which could result in increased costs to us for these materials. Without limitation, (i) tariffs currently in place and (ii) the imposition by the federal government of new tariffs on imports to the US could materially increase (a) the cost of our products that we are offering for sale or lease, (b) the cost of certain products that we source from foreign manufacturers, and (c) the cost of certain raw materials or products that we utilize. We may not be able to pass such increased costs on to our customers, and we may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. The current US administration has announced plans to implement or increase tariffs, particularly on products manufactured in China, Canada, and Mexico, though it remains unclear what specific actions will be taken. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in US or international trade policies could adversely impact our supply chain, increase costs, and reduce demand for our products. Although we actively monitor our procurement policies and practices to avoid undue reliance on foreign-sourced goods subject to tariffs, when practicable, such developments may materially adversely affect our business, financial condition, and results of operations.
We face significant competition in the modular space and portable storage industries. Such competition may result in pricing pressure or an inability to maintain or grow our market share. If we are unable to compete successfully, we could lose customers and our revenue and profitability could decline.
Although our competition varies significantly by market, the modular space and portable storage industries are highly competitive and highly fragmented. We compete based on a number of factors, including customer relationships, product quality and availability, delivery speed, VAPS and service capabilities, pricing, and overall ease of doing business. We may experience pricing pressures in our operations as some of our competitors seek to obtain market share by reducing prices, and we may face reduced demand for our products and services if our competitors are able to provide new or innovative products or services that better appeal to customers. In most of our end markets, we face competition from national, regional and local companies who have an established market position in the specific service area, and we expect to encounter similar competition in any new markets or new product lines that we may enter. In certain markets or product lines, some of our competitors may have greater market share, less debt, greater pricing flexibility, more attractive product or service offerings, better brand recognition or superior marketing and financial resources. Increased competition could result in lower profit margins, substantial pricing pressure, and reduced market share. Price competition, together with other forms of competition, may materially adversely affect our business, results of operations, and financial condition.
If we do not manage our credit risk effectively, collect on our accounts receivable, or recover our rental equipment from our customers, it could materially adversely affect our business, financial condition and results of operations.
We perform credit evaluation procedures on our customers on each transaction and require advance payment, security deposits, or other forms of security from our customers when we identify a significant credit risk. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables and loss of units if we are unable to recover our rental equipment from our customers’ sites. If we are not able to manage credit risk, or if a large number of our customers should have financial difficulties at the same time, our credit and rental equipment losses would increase above historical levels. If this should occur, our business, financial condition, results of operations, and cash flows may be materially adversely affected.
Fluctuations in interest rates and commodity prices may also materially adversely affect our revenues, results of operations and cash flows.
Although we have fixed-rate debt through our Senior Secured Notes, our borrowings under our senior secured revolving credit facility remain variable rate debt. Our interest rate swaps have partially mitigated the impacts of fluctuations in interest rates under the senior secured revolving credit facility. However, fluctuations in interest rates have in the past negatively impacted, and may continue to negatively impact, the amount of our interest payments, as well as our ability to refinance portions of our existing debt in the future at attractive interest rates. In addition, certain of our end markets have in the past been, and may continue to be, sensitive to interest rates for project financing, which can impact the demand for our services. Lastly, certain of our end markets, as well as portions of our cost structure, such as transportation costs, have in the past been, and may continue to be, sensitive to changes in commodity prices, which can impact both demand for and profitability of our services. These changes could impact our future earnings and cash flows.
We are subject to risks associated with labor relations, labor costs and labor disruptions.
We are subject to the costs and risks generally associated with labor disputes and organizing activities related to unionized labor. It is possible that strikes, public demonstrations or other coordinated actions and publicity may disrupt our operations. We may incur increased legal costs and indirect labor costs as a result of contractual disputes, negotiations or other labor-related disruptions. Labor organizing activities could result in employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of work forces during an economic downturn, which could put us at a competitive disadvantage. We believe a unionized workforce would generally increase our operating costs, divert attention of management from servicing customers, and increase the risk of work stoppages, all of which could have a material adverse effect on our business, results of operations, or financial condition.
Anticipated changes in immigration laws and regulations could decrease the pool of candidates with legal work authorization, cause disruption in the workforce for all companies, and increase the costs, time, and requirements to hire new employees.
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
Our customer base includes customers operating in a variety of industries, including commercial and industrial, construction, education, energy and natural resources, government, retail, and other end markets. Many of these customers, across this wide range of industries, are facing economic and/or financial pressure from changes to their industry resulting from the global, national and local economic climate in which they operate and industry-specific economic and financial disruptions, including, in some cases, consolidation and lower sales revenue from physical locations, resulting from changes in political, social and economic conditions. These and any future changes to any of the industries in which our customers operate could cause them to rent fewer units from us or otherwise be unable to satisfy their obligations to us. In addition, certain of our customers are facing financial pressure and such pressure, or other factors, may result in consolidation in some industries and/or an increase in bankruptcy filings by certain customers. Each of these facts and industry impacts, individually or in the aggregate, could have a materially adverse effect on our operating results.
We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
Our ability to compete effectively depends in part upon protection of our rights in trademarks, copyrights and other intellectual property rights we own or license, including patents to our patented locking system. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information and patents, or to defend against claims by third parties that our services or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of resources. A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing services, which could harm our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition, or results of operations.
Our operations could be subject to natural disasters and other business disruptions, which could materially adversely affect our information systems, future revenue, financial condition, cash flows, and increase our costs and expenses.
Our operations could be subject to natural disasters and other business disruptions such as pandemics, fires, floods, hurricanes, tornados, earthquakes and terrorism, which could adversely affect our information systems, future revenue, financial condition, and cash flows and increase our costs and expenses. In addition, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could adversely affect demand for our products and services. In the event of a major natural or man-made disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which may materially adversely affect our business. If any of our facilities or a significant amount of our rental equipment were to experience a catastrophic loss, it could disrupt our operations, delay orders, shipments and revenue recognition and result in expenses to repair or replace the damaged rental equipment and facility not covered by asset, liability, business continuity or other insurance contracts. Also, we could face significant increases in premiums or losses of coverage due to the loss experienced during and associated with these and potential future natural or man-made disasters that may materially adversely affect our business. In addition, attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our results of operations.
In general, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the global economy and worldwide financial markets. Any such occurrence could materially adversely affect our business, results of operations, and financial condition.
Our operations are dependent, in part, on our ability to establish and profitably maintain the appropriate physical presence in the markets we serve.
Our operations depend, in part, on our ability to develop and optimize our branch network and market coverage while maintaining profitability. Our ability to optimize our branch network and market coverage requires active management of our real estate portfolio in a manner that permits locations and offerings to evolve over time, which to the extent it involves the relocation of existing branch locations or the opening of additional branch locations will depend on a number of factors, including our identification and availability of suitable locations; our success in negotiating leases on acceptable terms; and our timely development of new branch locations, including the availability of construction materials and labor and the absence of significant construction and other delays based on weather or other events. These factors could potentially increase the cost of doing business and the risk that our business practices could result in liabilities that may adversely affect our business, results of operations, and financial condition.
We have in the past, and we intend in the future, to expand our operations into new geographic markets and into new product lines. This expansion could require financial resources that would not therefore be available for other aspects of our business. In addition, this expansion could require the time and attention of management, leaving less time to focus on existing business. If we fail to manage the risks inherent in our geographic or product line expansion, we could incur capital and operating costs without any related increase in revenue, which would harm our operating results.
We may incur property, casualty or other losses not covered by our insurance.
We are partly self-insured for a number of different risk categories, such as general liability (including product liability), workers' compensation, automobile claims, crime, property and cyber liability, with insurance coverage for certain catastrophic risks. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. The occurrence of significant claims, a substantial rise in costs to maintain our insurance, or the failure to maintain adequate insurance coverage could have an adverse impact on our financial condition and results of operations.
Failure to close our unit sales transactions as we project could cause our actual revenue or cash flow for a particular fiscal period to differ from expectations.
Sales of new and used modular space and portable storage units to customers represented approximately 6% of WillScot's revenue during the year ended December 31, 2024. Sale transactions are subject to certain factors that are beyond our control, including permit requirements, the timely completion of prerequisite work by others and weather conditions. Accordingly, the actual timing of the completion of these transactions may take longer than we expect. As a result, our actual revenue and cash flow in a particular fiscal period may not consistently correlate to our internal operational plans and budgets. If we are unable to accurately predict the timing of these sales, we may fail to take advantage of business and growth opportunities otherwise available, and our business, results of operations, financial condition and cash flows may be materially adversely affected.

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
We are subject to evolving public disclosure, financial reporting, internal controls, and corporate governance expectations and regulations that impact compliance costs and risks of noncompliance.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and Nasdaq, as well as evolving investor expectations around disclosures, financial reporting, internal controls, corporate governance and environmental and social practices. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by the US and foreign governments, making compliance more difficult and uncertain. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us.
We may be unable to achieve our environmental, social and governance goals.
We are dedicated to corporate social responsibility and sustainability and our employees, customers, and stockholders expect us to make significant advancements in environmental, social and governance matters. In part to address these concerns, we established certain goals as part of our ESG strategy. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that our colleagues, customers, or stockholders might not be satisfied with our efforts. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the costs that we currently project and the timeframes we expect; the availability and cost of renewable energy and other materials; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third-party contractors; the actions of competitors and competitive pressures; and an acquisition of or merger with another company that has not adopted similar goals or whose progress towards reaching its goals is not as advanced as ours. A failure to meet our goals could adversely affect public perception of our business, employee morale, or customer or stockholder support.
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
Our operations are exposed to operational, economic, political, and regulatory risks.
We operate in the US, Canada, and Mexico. For the year ended December 31, 2024, approximately 94%, 5%, and 1% of our revenue was generated in the US, Canada, and Mexico, respectively. Our operations in any of these countries could be affected by foreign and domestic economic, political and regulatory risks, including (a) regulatory requirements that are subject to change and that could restrict our ability to assemble, lease or sell products; (b) economic downturns, inflationary and recessionary markets, including in capital and equity markets, fluctuations in foreign currency exchange and interest rates; (c) trade protection measures, including increased duties, taxes or tariffs, and import or export licensing requirements; (d) compliance with applicable antitrust and other regulatory rules and regulations relating to potential acquisitions; (e) different local product preferences and product requirements; (f) pressures on management time and attention due to the complexities of overseeing multi-national operations; (g) challenges in maintaining staffing; (h) different labor regulations and the potential impact of collective bargaining; (i) potentially adverse consequences from changes in, or interpretations of, tax laws; (j) potentially adverse consequences from change in, or interpretation of, securities laws and other financial reporting regulations; (k) political and economic instability; (l) enforcement of remedies in various jurisdictions; (m) the risk that the business partners upon whom we depend for technical assistance will not perform as expected; (n) compliance with applicable export control laws and economic sanctions laws and regulations; (o) price controls and ownership regulations; (p) obstacles to the repatriation of earnings and cash; (q) differences in business practices that may result in violation of Company policies, including, but not limited to, bribery and collusive practices; and (r) reduced protection for intellectual property in some countries. Additionally, any sustained international conflict may have a negative economic or other impact on the markets we serve, our operations and financial results. These and other risks may materially adversely affect our business, results of operations, and financial condition.
Effective management of our fleet is vital to our business, and our failure to properly safeguard, design, manufacture, repair, maintain and manage our fleet could harm our business and reduce our operating results and cash flows.
Our modular space solutions and portable storage units have long economic lives and managing our fleet is a critical element to our leasing business. Rental equipment asset management requires designing and building long-lived products that anticipate customer needs and changes in legislation, regulations, building codes and local permitting in the various markets in which we operate. In addition, we must cost-effectively maintain and repair our fleet to maximize the economic life of the products and the proceeds we receive from product sales. As the needs of our customers change, we may incur costs to relocate or retrofit our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand, we may be unable to take advantage of sales and leasing opportunities in certain regions, despite excess inventory in other regions. If we are not able to successfully manage our lease assets, our business, results of operations, and financial condition may be materially adversely affected.
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
Compliance with building codes and regulations entails risk as state and local government authorities do not necessarily interpret building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. These regulations often provide broad discretion to governmental authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of compliance in particular markets. The construction and modular industries have developed many “best practices” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than ours. When, and if, regulators clarify regulatory standards, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our business, financial condition, operating cash flows, and results of operations could be negatively impacted.
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
We incur labor costs and purchase raw materials, including steel, lumber, siding and roofing, paint, glass, fuel and other parts and materials to perform periodic repairs, modifications and refurbishments to maintain physical conditions of our units and in connection with get-ready, delivery and installation of our units. The volume, timing and mix of such work may vary quarter-to-quarter and year-to-year. Generally, increases in labor and raw material costs will increase the acquisition costs of new units and also increase the repair and maintenance costs of our fleet. We also maintain a truck fleet to deliver units to and return units from our customers, the cost of which is sensitive to maintenance, replacement, and fuel costs and rental rates on leased equipment. During periods of rising prices for labor or raw materials, and in particular, when the prices increase rapidly or to levels significantly higher than normal, we have incurred and may continue to incur significant increases in our acquisition costs for new units and higher operating costs that we may not be able to recoup from customers through changes in pricing, which could materially adversely affect our business, results of operations and financial condition. If raw material prices decline significantly, we may have to write down our raw materials inventory values. If this happens, our results of operations and financial condition could decline.
In addition, the availability of raw materials components fluctuates from time to time due to factors outside of our control, including trade laws and tariffs, natural disasters, global pandemics, military conflicts, supply chain constraints and disruptions, and may impact our ability to meet the production demands of our customers. If the costs of raw materials increase or the availability of raw materials is restricted, it could adversely affect our financial condition, operating results, and cash flows.
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
We are often dependent on third parties to manufacture or supply components for our products. We typically do not enter into long-term contracts with third-party suppliers. We may experience supply problems as a result of financial or operating difficulties or the failure or consolidation of our suppliers. We may also experience supply problems as a result of shortages and discontinuations resulting from product obsolescence or other shortages or allocations by suppliers. Unfavorable economic conditions may also adversely affect our suppliers or the terms on which we purchase products. In the future, we may not be able to negotiate arrangements with third parties to secure products that we require in sufficient quantities or on reasonable terms. If we cannot negotiate arrangements with third parties to produce our products or if the third parties fail to produce our products to our specifications or in a timely manner, our business, results of operations, and financial condition may be materially adversely affected.
If we determine that our goodwill, intangible assets, and indefinite-life intangible assets have become impaired, we may incur impairment charges, which may adversely impact our operating results.
We have a substantial amount of goodwill and indefinite-life intangible assets (trade names), which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2024, we had approximately $1,201.4 million and $251.2 million of goodwill and intangible assets, net, respectively, in our consolidated balance sheet, which represented approximately 19.9% and 4.2% of total assets, respectively.
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
As of December 31, 2024, we had US net operating loss (“NOL”) carryforwards of approximately $105.1 million and $190.3 million for US federal income tax and state tax purposes, respectively, available to offset future taxable income, prior to consideration of annual limitations that Section 382 of the Internal Revenue Code of 1986 may impose. The US NOL carryforwards begin to expire in 2025 for state and 2031 for federal if not utilized.
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
We are subject to income taxes in the US, Canada, Mexico, and India. Our tax liabilities are affected by the amounts we charged for inventory, services, funding and other transactions on an intercompany basis. We are subject to potential tax examinations in these jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts that we ultimately pay upon resolution of examinations could be materially different from the amounts we previously included in our income tax provision and, therefore, could have a material impact on our results of operations and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, changes in tax laws and the discovery of new information during our tax return preparation process. Changes in tax laws or regulations, including changes in the US related to the treatment of accelerated depreciation expense, carry-forwards of net operating losses, and taxation of foreign income and expenses may increase tax uncertainty and adversely affect our results of operations.

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
As of December 31, 2024, we had $3.7 billion of total indebtedness, excluding deferred financing fees, consisting of $1.6 billion of borrowings under our ABL Facility, $526.5 million of our 2025 Secured Notes, $500.0 million of our 2028 Secured Notes, $500.0 million of our 2029 Secured Notes, $500.0 million of our 2031 Secured Notes, and $143.8 million of finance leases. Our leverage could have important consequences, including (a) making it more difficult to satisfy our obligations with respect to our various debt and liabilities; (b) requiring us to dedicate a substantial portion of our cash flow from operations to debt payments, thus reducing the availability of cash flow to fund internal growth through working capital and capital expenditure on our existing fleet or on new fleet and for other general corporate purposes; (c) increasing our vulnerability to a downturn in our business or adverse economic or industry conditions; (d) placing us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow and that, therefore, may be able to take advantage of opportunities that our leverage would prevent us from pursuing; (e) limiting our flexibility in planning for or reacting to changes in our business and industry; (f) restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; (g) requiring additional monitoring, reporting and borrowing base requirements under our ABL Facility if borrowings significantly increase or if certain liquidity thresholds are not satisfied; and (h) limiting our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.
Our ability to meet our debt service obligations or to refinance our debt depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general economic, financial, competitive, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before its maturity, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments may limit or prevent us from taking any of these actions. If we default on the payments required under the terms of certain of our indebtedness, that indebtedness, together with debt incurred pursuant to other debt agreements or instruments that contain cross-default or cross-acceleration provisions, may become payable on demand, and we may not have sufficient funds to repay all of our debts. As a result, our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition, and results of operations, as well as on our ability to satisfy our debt obligations.
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
The amount of borrowings permitted at any time under our credit facility is subject to compliance with limits based on a periodic borrowing base valuation of the collateral thereunder. As a result, our access to credit under the credit facility is subject to potential fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. As a result of any change in valuation, the availability under the credit facility may be reduced, or we may be required to make a repayment of the credit facility, which may be significant. The inability to borrow under the credit facility or the use of available cash to repay the credit facility as a result of a valuation change may adversely affect our liquidity, results of operations, and financial position.
The historical market price of WillScot’s Common Stock has been volatile and the market price of our Common Stock may continue to be volatile and the value of your investment may decline.
The historical market price of our Common Stock has been volatile and the market price of our Common Stock may continue to be volatile moving forward. Volatility may cause wide fluctuations in the price of our Common Stock on Nasdaq. The market price of our Common Stock is likely to be affected by (a) changes in general conditions in the economy, geopolitical events or the financial markets; (b) variations in our quarterly operating results; (c) changes in financial estimates by securities analysts; (d) our share repurchase or dividend policies; (e) other developments affecting us, our industry, customers or competitors; (f) changes in demand for our products or the prices we charge due to changes in economic conditions, competition or other factors; (g) general economic conditions in the markets where we operate; (h) the cyclical nature of our customers’ businesses and certain end markets that we service; (i) rental rate changes in response to competitive factors; (j) bankruptcy or insolvency of our customers, thereby reducing demand for our units; (k) seasonal rental patterns; (l) acquisitions or divestitures and related costs; (m) labor shortages, work stoppages or other labor difficulties; (n) possible unrecorded liabilities of acquired companies; (o) possible write-offs or exceptional charges due to changes in applicable accounting standards, goodwill or intangible asset impairment, or divestiture or impairment of assets; (p) the operating and stock price performance of companies that investors deem comparable to us; (q) the number of shares available for resale in the public markets under applicable securities laws; (r) the composition of our shareholder base; and (s) other unspecified circumstances that may be company specific circumstances or overall industry and market driven.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C.    Cybersecurity
The Board of Directors is committed to maintaining a strong cybersecurity and data protection framework intended to protect our customers, shareholders, employees, and other stakeholders, as well as the integrity of our operations. Our Board is involved in the oversight of the Company’s cybersecurity risk management efforts. Our cybersecurity risk management consists of a set of processes designed to assess, identify and effectively manage material risks arising from cybersecurity and data protection threats. These processes are aligned with the Framework for Improving Critical Infrastructure Cybersecurity established by the National Institute of Standards and Technology. Our processes have been integrated into our overall risk management system, consistent with our commitment to safeguarding our operations and data on a Company-wide basis. Our cybersecurity risk management efforts are overseen by our Audit Committee in collaboration with individual members of our management team, specifically our Information Technology Leadership Team, Chief Legal Officer, and Vice President of Risk Management. Generally, our cybersecurity risk management efforts seek to address cybersecurity risks and incident response through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information we collect by identifying, preventing and mitigating cybersecurity threats and effectively responding to incidents when they occur. Our efforts also emphasize continuity of systems to ensure minimal disruption and maintain operational integrity during cybersecurity threats and incidents. We regularly review and update our contingency plans, aiming to enhance the resilience of our operations and the consistent functionality of our systems in the face of potential disruptions.
Risk Management and Strategy
As part of the Company’s overall approach to cybersecurity, the Company’s cybersecurity risk management processes are focused on the following key areas.
Governance: As discussed in more detail under the “Governance” heading, the Audit Committee provides oversight of the Company’s cybersecurity risk management processes in collaboration with our Information Technology Leadership Team, Chief Legal Officer, Vice President of Risk Management and other internal and external experts.
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
Governance
In accordance with our internal policies, our Information Technology Leadership Team, Chief Legal Officer, and Vice President of Risk Management are tasked with certain oversight and management responsibilities related to the monitoring, prevention, mitigation and remediation of cybersecurity threats and incidents. These management members report to the Audit

Committee, and the Audit Committee reports to the full Board of Directors, as appropriate. These reports include updates on the Company’s cybersecurity risks and threats, the status of efforts to strengthen our information security systems, assessments of our cybersecurity risk management processes, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the emerging threat landscape, technological trends and information security considerations arising with respect to the Company’s peers and third parties. These individuals enable the Company to implement measures that help reduce and address the cybersecurity and data protection threats the Company faces. Such measures include, but are not limited to, disaster recovery and business continuity, solution monitoring, network resiliency and simplification, sensitive data security, employee training and testing, system functionality and stability, infrastructure upgrades and more.
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
Management consistently assesses, monitors and manages our cybersecurity practices to align with the evolving threat landscape. Our cybersecurity risk management efforts are designed to protect the Company’s information systems from cybersecurity threats and to appropriately respond to any threats or incidents. Through ongoing communications, management and other applicable personnel monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee and the Board of Directors, as appropriate.
Members of the Information Technology Leadership Team have experience managing risks arising from cybersecurity threats and hold security certifications including Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM). The Company’s Vice President of Infrastructure and Information Technology Operations has served in various information technology security, infrastructure, and application roles for over 27 years and is supported by a team of information technology and cyber security professionals with decades of relevant experience. The Vice President of Risk Management has served in various roles in information technology and information security for over 18 years, holds an undergraduate degree in Accounting and a Master of Business Administration degree, and is a Certified Public Accountant.
The Company tests and evaluates its cybersecurity risk management processes on a regular basis. As of the date of this report, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, financial condition or results of operations.

ITEM 2.    Properties
Our primary corporate headquarters is located in Phoenix, Arizona, with additional shared services locations in Baltimore, Maryland; Orlando, Florida; and India. We operate approximately 260 branch locations and additional drop lots across the US, Canada, and Mexico. Collectively, we lease approximately 85% of our branch properties and own the remaining balance. Our management believes that none of our properties, on an individual basis, is material to our operations, and that our properties are well maintained and suitable for their intended use. We further believe that these locations generally have adequate capacity and can accommodate seasonal demands, changing product mixes and additional growth.
Subject to certain exceptions, substantially all of our owned real and personal property in the US and Canada is encumbered under our credit facility and our secured notes. We do not believe that the encumbrances will materially detract from the value of our properties, or materially interfere with their use in the operation of our business.

ITEM 3.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of December 31, 2024, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our Common Stock is listed on the Nasdaq Capital Market under the symbol “WSC.” Our certificate of incorporation authorizes the issuance of 500,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 183,564,899 shares of Common Stock issued and outstanding as of December 31, 2024. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2024, no shares of Preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted.
Holders
As of February 13, 2025, there were 27 holders of record of our Common Stock and no holders of record of our Preferred Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have strong recurring cash flows, which give us flexibility in how we allocate capital, and we review the appropriate mix of growth investments, debt reduction, and returns to shareholders on an ongoing basis. On February 18, 2025, our Board of Directors declared a quarterly dividend of $0.07 per share as part of a recurring quarterly dividend program. Our Board of Directors will regularly assess the cash dividend program with a long-term focus on increasing the dividend payment over time. The declaration, amount and payment of future dividends will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.
Repurchases
In September 2024, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate us to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, accounting, and other considerations. As of December 31, 2024, $821.8 million of the $1.0 billion share repurchase authorization remained available for use.
The following table summarizes our purchase of Common Stock during the fourth quarter of 2024:

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Numbers of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plan (in millions)
October 1, 2024 to October 31, 2024	3,141.1	$37.23	3,141.1	$834.9
November 1, 2024 to November 30, 2024	369.0	$35.46	369.0	$821.8
December 1, 2024 to December 31, 2024	—	$—	—	$821.8
Total	3,510.1		3,510.1

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
The graph below compares the cumulative total return of our Common Stock from January 1, 2020 through December 31, 2024, with the comparable cumulative return of two indices: the S&P MidCap 400 Index and the Russell 1000 Index. The graph plots the growth in value of an initial investment of $100 in each of our common shares, the S&P MidCap 400 Index and the Russell 1000 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. From January 1, 2020 through December 31, 2024, we did not pay cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.
ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Holdings Corporation's ("WillScot") operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part II, Item 8 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the year ended December 31, 2024 or prior periods. On January 31, 2023, the Company completed the sale of its United Kingdom Storage Solutions ("UK Storage Solutions") segment. This MD&A presents the historical financial results of the former UK Storage Solutions segment as discontinued operations for all periods presented. For further discussion regarding our results of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey temporary space solutions. We offer our customers an extensive selection of space solutions with over 152,000 modular space units and over 210,000 portable storage units in our fleet. Our diverse product offering includes modular space solutions (modular office complexes, mobile offices, classrooms, blast-resistant modules, clearspan structures and sanitation solutions) and portable storage solutions (portable storage containers and climate-controlled containers and trailers). We also offer our customers a thoughtfully curated selection of solutions with Value-Added Products ("VAPS"), such as workstations, furniture, appliances, media packages, power and solar solutions, telematics, connectivity and data solutions, security and protection products, entrance packages, electrical and lighting products, organization and space optimization assets, perimeter solutions and other items that improve the overall customer experience. We operate a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, site work, installation, disassembly, removal and other services to our customers for an additional fee as part of our leasing and sales operations. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of December 31, 2024, our branch network included approximately 260 branch locations and additional drop lots to service our over 85,000 customers.
We primarily lease, rather than sell, our space solutions to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. Rental contracts with customers are generally based on a 28-day or monthly rate and billing cycle. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term and continue until cancelled by the customer or us. Given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our consolidated lease portfolio, excluding seasonal portable storage units, is approximately 41 months. We believe our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
We remain focused on safely and frugally growing lease revenue by increasing volumes, driving VAPS penetration, and optimizing rates. To achieve these objectives, we continue to invest in initiatives to improve customer service and increase the scope of our portfolio of turnkey space solutions. In 2024, we supported these initiatives by:
•Introducing new VAPS, including solar panels and perimeter solutions,
•Introducing new powerful digital marketing, customer service, and sales tools to enhance the digital experience for customers,
•Launching an enhanced customer portal with expanded customer self-service capabilities, and
•Growing our portfolio of new product solutions for our customers, including climate-controlled storage and clearspan structures.

For the year ended December 31, 2024, as compared to the year ended December 31, 2023, results and key drivers of our financial performance included:
•Total revenues increased $31.0 million, or 1.3%, to $2,395.7 million for the year ended December 31, 2024. Leasing revenue increased $5.9 million, or 0.3%, driven by increased pricing and VAPS penetration, partially offset by a decrease in total average units on rent of 33,973, or 13.3%. Lower demand was driven largely by reductions in non-residential construction project start activity over the past two years as a result of higher interest rates. Lower demand reduced deliveries resulting in a decrease in delivery and installation revenue of $18.3 million, or 4.2%. New unit sales revenue increased by $26.4 million, or 54.8%, mostly related to sales activity from a modular space manufacturing business acquired in the third quarter of 2023; and rental unit sales revenue increased $16.9 million, or 37.2%.
•Generated income from continuing operations of $28.1 million for the year ended December 31, 2024, representing a decrease of $313.7 million versus the year ended December 31, 2023. The decrease included the $180.0 million termination fee paid to McGrath RentCorp ("McGrath") related to the terminated acquisition of McGrath (see "Termination of Agreement to Acquire McGrath RentCorp" under "Significant Developments" below); a $132.5 million impairment loss on intangible asset as a result of our re-branding; and other discrete costs of $64.8 million, including:
–$42.4 million of legal and professional fees related to the terminated acquisition of McGrath.
–$8.6 million of restructuring expense largely related to employee termination costs as a result of a cost-reduction plan implemented in June 2024 for certain centralized and redundant resources related to task localization and the unification of our go-to market structure.
–$8.2 million of integration costs related to the final systems and field harmonization contemplated under the WillScot and Mobile Mini integration plan, which combined sales and operations teams under a single leadership structure and upgraded our field service and dispatch system to better utilize our operational resources across all product lines.
~~•~~Generated Adjusted EBITDA from continuing operations of $1,063.2 million for the year ended December 31, 2024, representing an increase of $1.7 million, or 0.2%, as compared to 2023.
~~•~~Net cash provided by operating activities decreased $199.6 million to $561.6 million for the year ended December 31, 2024, primarily due to payments of $225.7 million for the McGrath termination fee and transaction costs from terminated acquisitions.
•Net cash used in investing activities, excluding cash used for acquisitions and proceeds from the sale of discontinued operations, increased $56.5 million to $241.1 million due to an increase in the purchase of rental equipment and refurbishments of $53.9 million as a result of increased new fleet purchases, modular refurbishments, and investments in VAPS for portable storage containers. Climate-controlled containers represented the majority of new fleet purchases.
•Generated Adjusted Free Cash Flow of $553.9 million for the year ended December 31, 2024, representing a decrease of $22.7 million, or 4.1%, as compared to 2023. During the year ended December 31, 2024, we deployed Free Cash Flow to:
–Acquire assets from a regional provider of modular solutions, two regional providers of climate-controlled storage units, a US national provider of premium large clearspan structures, and a US regional provider of perimeter solutions for $121.2 million.
–Repurchase $270.4 million of our Common Stock, reducing outstanding Common Stock by 7.1 million shares.
•We believe the predictability of our Free Cash Flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities we see in the market, maintaining leverage in our stated range, opportunistically executing accretive acquisitions, and returning capital to shareholders via share repurchases and dividend distributions.
In addition to using GAAP financial measurements, to evaluate our operating results, we use Adjusted EBITDA, Adjusted Free Cash Flow, and Net Capex, which are non-GAAP financial measures. As such, we include in this Annual Report on Form 10-K reconciliations to their most directly comparable GAAP financial measures. These reconciliations and descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures are included in "Reconciliation of non-GAAP Financial Measures."

Significant Developments
Termination of Agreement to Acquire McGrath RentCorp
On January 28, 2024, we entered into an agreement and plan of merger (the “Merger Agreement”) with McGrath. On September 17, 2024, the Company and McGrath mutually agreed to terminate the Merger Agreement. In accordance with the terms of the Merger Agreement, the Company paid McGrath a $180.0 million termination fee. During the year ended December 31, 2024, the Company recorded $42.4 million in legal and professional fees related to terminated transactions within selling, general, and administrative (“SG&A”) expense.
Segment Reporting
In January 2024, we completed the unification of our go-to market structure by integrating our modular and storage divisions under a single leadership team organized by metropolitan statistical area ("MSA"), which enables us to consistently deliver our portfolio of solutions to our entire customer base. In connection with this change in operating model, we realigned the composition of our operating segments. As a result, we concluded that we have two operating segments (US and Other North America) that aggregate into one reportable segment.
Restructuring
In June 2024, we implemented a cost-reduction plan for certain centralized and redundant resources related to task localization and the unification of our go-to market structure. During the year ended December 31, 2024, restructuring costs incurred under this plan included employee termination costs of $8.6 million.
Mobile Mini Trade Name Impairment
In 2024, we executed a rebranding under the WillScot brand name and discontinued the use of the Mobile Mini brand name. The Mobile Mini indefinite-lived trade name was tested for impairment, and we recorded an impairment loss on intangible asset of $132.5 million on the consolidated statement of operations. After the impairment charge, the remaining net book value of the Mobile Mini trade name was $31.5 million, which is amortized over the remaining useful life of the asset.
Financing Activities
On June 28, 2024, we completed a private offering of $500.0 million in aggregate principal amount of 6.625% senior secured notes due 2029 (the "2029 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay approximately $495.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses.
Asset Acquisitions and Business Combination
During 2024, we acquired certain assets of three regional storage and modular companies, which consisted primarily of approximately 600 cold storage units and 800 modular units, and certain assets of a national provider of clearspan solutions for $84.5 million in cash. As of the acquisition dates, the fair value of rental equipment acquired was $80.7 million.
During 2024, we also acquired certain assets from a US regional provider of perimeter solutions for $36.8 million in cash. As of the acquisition date, goodwill acquired was $25.3 million, intangible assets acquired were $2.5 million, and the fair value of rental equipment acquired was $8.8 million. The preliminary allocation of purchase price, including the valuation of acquired rental equipment and intangible assets, is based on the best estimates of management and is subject to revision as additional information is obtained.
Share Repurchases
In September 2024, our Board of Directors approved a reset of our share repurchase program authorizing us to repurchase up to $1.0 billion of our outstanding shares of Common Stock and equivalents. During the year ended December 31, 2024, we repurchased 7,133,446 shares of Common Stock for $270.4 million. As of December 31, 2024, $821.8 million of the approved share repurchase pool remained available.
Interest Rate Swap Agreements
In January 2024, the Company entered into two interest rate swap agreements with financial counterparties relating to $500.0 million in aggregate notional amount of variable-rate debt under the Company's ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and makes payments based on a fixed interest rate of 3.70% on the notional amount. The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027.
Economic Conditions
In 2024 and 2023, as a result of the decline in non-residential construction starts in the US due to higher interest rates and the impact of these higher rates on lending availability primarily on smaller projects, we experienced a decline in unit activations resulting in lower units on rent. Lower demand in the retail and wholesale trade customer segment also negatively impacted portable storage unit demand. Given the flexibility in our cost structure, we reacted quickly to the lower activity levels and reduced variable costs relative to our forecast.

Business Environment and Outlook
Our customers operate in a diversified set of end markets such as construction and infrastructure; commercial and industrial, including retail and wholesale trade; energy and natural resources; and government and institutions, including education and healthcare. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction and infrastructure sector, which collectively accounted for approximately 85% of our revenues in the year ended December 31, 2024. Even in an uncertain macro-economic environment, market catalysts such as increased infrastructure spending, onshoring and reshoring, and idiosyncratic growth levers such as continued penetration of our customer base with our VAPS offerings, long-term pricing tailwinds, cross-selling our portfolio of products, and other commercial best practice sharing within WillScot provide us confidence in our continued organic growth outlook.

Components of Our Consolidated Historical Results of Operations
Revenues
Our revenues consist mainly of leasing and services revenue and sales revenue. We derive our leasing and services revenue primarily from the leasing of space solutions. Included in leasing revenue are VAPS, such as workstations, furniture, appliances, media packages, power and solar solutions, telematics, connectivity and data solutions, security and protections products, entrance packages, electrical and lighting products, organization and space optimization assets, perimeter solutions, and other items our customers use in connection with our products. Delivery and installation revenue includes fees that we charge for the delivery, site work, installation, disassembly, unhooking and removal, and other services to our customers for an additional fee as part of our leasing and sales operations.
The key drivers of changes in our leasing revenue are:
•the average number of units on rent;
•the average monthly rental rate per unit, including VAPS.
The average number of units on rent during a period represents the number of units in use from the time they are leased to a customer until the time they are returned to us. Our average monthly rental rate per unit for a period is equal to the ratio of (i) our rental revenue for that period including VAPS but excluding delivery and installation services and other leasing-related revenues, to (ii) the average number of lease units rented to our customers during that period. We also measure the average utilization rate of our lease units, which is the ratio of (i) the average number of units on rent to (ii) the average total number of units available for lease in our fleet during a period.
In addition to leasing revenue, we also generate revenue from sales of new and used units to our customers, as well as delivery, installation, maintenance, removal services and other incidental items related to accommodation services for our customers. Included in our sales revenue are charges for modifying or customizing sales equipment to customers’ specifications.
Cost of Revenues and Gross Profit
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
Selling, General and Administrative Expense
Our SG&A expense includes all costs associated with our selling efforts, including marketing costs, marketing salaries and benefits, as well as the salary, benefits, and commissions of sales personnel. SG&A expense also includes the leasing of facilities we occupy, professional fees and information systems, our overhead costs, such as salaries and other employee costs of management, administrative and corporate personnel, and integration costs associated with acquisitions and business combinations.
Other Depreciation and Amortization
Other depreciation and amortization includes depreciation of our property, plant and equipment, as well as the amortization of our intangible assets.
Termination Fee
On January 28, 2024, we entered into the Merger Agreement with McGrath. On September 17, 2024, the Company and McGrath mutually agreed to terminate the Merger Agreement. In accordance with the terms of the Merger Agreement, we paid McGrath a $180.0 million termination fee during the year ended December 31, 2024.

Impairment Loss on Intangible Asset
In 2024, we executed a rebranding under the WillScot brand name and discontinued the use of the Mobile Mini brand name. As a result of this rebranding, we recognized an impairment charge of $132.5 million related to the Mobile Mini trade name during the year ended December 31, 2024.
Restructuring Costs
Restructuring costs include one-time termination benefits related to employee separation costs.
Currency (Gains) Losses, Net
Currency (gains) losses, net includes unrealized and realized (gains) losses on monetary assets and liabilities denominated in foreign currencies other than our functional currency at the reporting date.
Other (Income) Expense, Net
Other (income) expense, net primarily consists of (gain) loss on disposal of non-operational property, plant and equipment, insurance proceeds, (gain) loss on investments, other financing-related costs, and other non-recurring charges.
Interest Expense, Net
Interest expense, net consists of the costs of external debt, including the Company’s ABL credit facility, outstanding notes, and obligations under finance leases, as well as the impact of interest rate swap agreements and interest income from investments.
Income Tax Expense
We are subject to income taxes in the US, Canada, Mexico, and India. Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, and certain non-deductible expenses such as compensation disallowance. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and tax credits. These discrete items may not be consistent from year to year. Income tax expense (benefit), deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid.
Income from Discontinued Operations
Income from discontinued operations was related to the former UK Storage Solutions segment which was sold in January 2023.

Consolidated Results of Operations
Certain consolidated results of operations for the years ended December 31, 2024 and 2023 are presented below.

	Years Ended December 31,		2024 vs. 2023 Change
(in thousands, except share data)	2024	2023
Revenues:
Leasing and services revenue:
Leasing	$1,839,875	$1,833,935	$5,940
Delivery and installation	418,881	437,179	(18,298)
Sales revenue:
New units	74,499	48,129	26,370
Rental units	62,463	45,524	16,939
Total revenues	2,395,718	2,364,767	30,951
Costs:
Costs of leasing and services:
Leasing	385,078	398,467	(13,389)
Delivery and installation	328,880	317,117	11,763
Costs of sales:
New units	45,554	26,439	19,115
Rental units	32,224	23,141	9,083
Depreciation of rental equipment	302,143	265,733	36,410
Gross profit	1,301,839	1,333,870	(32,031)
Other operating expenses:
Selling, general and administrative	630,705	596,090	34,615
Other depreciation and amortization	82,829	72,921	9,908
Termination fee	180,000	—	180,000
Impairment loss on intangible asset	132,540	—	132,540
Restructuring costs	8,559	—	8,559
Currency losses, net	593	6,754	(6,161)
Other expense (income), net	2,698	(15,354)	18,052
Operating income	263,915	673,459	(409,544)
Interest expense, net	227,311	205,040	22,271
Income from continuing operations before income tax	36,604	468,419	(431,815)
Income tax expense from continuing operations	8,475	126,575	(118,100)
Income from continuing operations	28,129	341,844	(313,715)

Discontinued operations:
Income from discontinued operations before income tax	—	4,003	(4,003)
Income tax expense from discontinued operations	—	45,468	(45,468)
Gain on sale of discontinued operations	—	176,078	(176,078)
Income from discontinued operations	—	134,613	(134,613)

Net income	$28,129	$476,457	$(448,328)

Earnings per share from continuing operations - basic	$0.15	$1.72	$(1.57)
Earnings per share from continuing operations - diluted	$0.15	$1.69	$(1.54)
Weighted average shares - basic	188,101,693	198,554,885	(10,453,192)
Weighted average shares - diluted	190,292,256	201,849,836	(11,557,580)

Cash Flow Data:
Net cash from operating activities	$561,644	$761,240	$(199,596)
Net cash from investing activities	$(362,348)	$(350,003)	$(12,345)
Net cash from financing activities	$(200,119)	$(418,935)	$218,816
Other Financial Data:
Adjusted EBITDA from continuing operations(a)	$1,063,160	$1,061,465	$1,695
Capital expenditures for rental equipment	$(280,857)	$(226,976)	$(53,881)
Net CAPEX(a)	$(233,428)	$(184,651)	$(48,777)
Adjusted Free Cash Flow(a)	$553,937	$576,589	$(22,652)
Balance Sheet Data (end of year):
Cash and cash equivalents	$9,001	$10,958	$(1,957)
Rental equipment, net	$3,377,939	$3,381,315	$(3,376)
Total assets	$6,034,911	$6,137,915	$(103,004)
Long-term debt	$3,683,502	$3,538,516	$144,986
Total shareholders’ equity	$1,018,593	$1,261,250	$(242,657)
(a) WillScot presents Adjusted EBITDA from continuing operations, Net CAPEX, and Adjusted Free Cash Flow, which are measurements not calculated in accordance with GAAP and are defined and reconciled below in the section "Reconciliation of Non-GAAP Financial Measures," because they are key metrics used by management to assess financial performance. Our business is capital intensive, and these additional metrics allow management to further evaluate its operating performance.

	Year Ended December 31,
(in thousands, except for units on rent and monthly rental rate) (a)	2024	2023
Modular space units on rent (average during the period)	94,780	98,650
Average modular space utilization rate	61.9%	64.4%
Average modular space monthly rental rate	$1,185	$1,099
Portable storage units on rent (average during the period)	126,455	156,558
Average portable storage utilization rate	60.0%	73.4%
Average portable storage monthly rental rate	$266	$235
(a) In 2024, we reclassified approximately 2,000 units that were previously reported as modular space units on rent to portable storage units on rent as these units are generally used in a dry storage application. Additionally, based on our segment realignment, we have conformed our VAPS presentation to include all VAPS not specific to portable storage orders as modular space VAPS and recalculated average monthly rental rates. This treatment is consistent with prior treatment in our previous Modular Segment. All historical product operating key performance indicators have been recast to be presented on a comparable basis for all periods.
Comparison of Years Ended December 31, 2024 and 2023
Revenue: Total revenue increased $31.0 million, or 1.3%, to $2,395.7 million for the year ended December 31, 2024 from $2,364.8 million for the year ended December 31, 2023. Leasing revenue increased $5.9 million, or 0.3%, as compared to 2023 driven by improved pricing and VAPS penetration and the addition of climate-controlled storage containers to our portfolio, partially offset by a decrease in total average units on rent of 33,973, or 13.3%. Total VAPS revenue, which is included in leasing revenue, increased $5.7 million, or 1.5%, to $397.6 million for the year ended December 31, 2024 from $391.9 million for the year ended December 31, 2023. New unit sales revenue increased $26.4 million, or 54.8%, mostly related to sales activity from a modular space manufacturing business we acquired in the third quarter of 2023, and rental unit sales revenue increased $16.9 million, or 37.2%, primarily driven by a single large project in the second quarter and increased overall rental unit sales activity. Partially offsetting these revenue increases, delivery and installation revenue decreased $18.3 million, or 4.2%, due to decreased delivery activity.
Total average units on rent for the years ended December 31, 2024 and 2023 were 221,235 and 255,208, respectively. Modular space average units on rent decreased 3,870 units, or 3.9%, and portable storage average units on rent decreased 30,103 units, or 19.2%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The average modular space unit utilization rate during the year ended December 31, 2024 was 61.9%, as compared to 64.4% during 2023. The average portable storage unit utilization rate during the year ended December 31, 2024 was 60.0%, as compared to 73.4% during 2023. Lower demand was driven largely by reductions in non-residential construction project start activity over the past two years as a result of higher interest rates. Lower demand in the retail and wholesale trade customer segment also negatively impacted portable storage unit demand.
Modular space average monthly rental rates increased $86, or 7.8%, to $1,185 for the year ended December 31, 2024. Increases were driven by a continuation of the long-term price optimization and VAPS penetration opportunities. Average portable storage monthly rental rates of $266 represented an increase of $31, or 13.2%, compared to the year ended December 31, 2023, as a result of our price management tools and processes, benefits from increased VAPS penetration opportunities, and higher rental rates on the climate-controlled containers acquired in 2024 and the third and fourth quarters of 2023.
Gross Profit: Gross profit decreased $32.0 million, or 2.4%, to $1,301.8 million for the year ended December 31, 2024 from $1,333.9 million for the year ended December 31, 2023. The decrease in gross profit was a result of a $36.4 million increase in depreciation of rental equipment and a $30.1 million decrease in delivery and installation gross profit. These decreases in gross profit were partially offset by a $19.3 million increase in leasing gross profit and increased new and rental unit sale gross profit of $15.1 million. The increase in leasing gross profit was a result of increased revenues due to favorable average monthly rental rates including VAPS across both portable storage and modular space units, which offset lower units on rent. Cost of leasing and services decreased by $1.6 million, or 0.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by a $12.6 million, or 12.1%, decrease in materials costs and a $8.0 million, or 3.1%, decrease in subcontractor costs. These decreases were partially offset by an $18.2 million, or 7.1%, increase in labor costs. Cost of sales increased by $28.2 million, or 56.9%, to $77.8 million, which directionally aligns with increased sales revenue of $43.3 million, or 46.2%, for the year ended December 31, 2024.
Our gross profit percentage was 54.3% and 56.4% for the years ended December 31, 2024 and 2023, respectively. This decrease, as referenced above, was mainly driven by lower utilization rates, specifically on portable storage products. Gross profit percentage was also impacted by lower delivery and installation margins and an increase in new and rental unit sales, which generated lower margins.
SG&A Expense: SG&A expense increased $34.6 million, or 5.8%, to $630.7 million for the year ended December 31, 2024, as compared to $596.1 million for the year ended December 31, 2023. Discrete expenses for certain one-time projects, primarily legal and professional fees related to transaction costs from terminated acquisitions, increased $41.8 million. Real estate and occupancy costs increased $14.8 million, or 17.2%, and stock compensation expense increased $1.5 million to $36.0 million for the year ended December 31, 2024, as compared to $34.5 million for the year ended December 31, 2023. These increases were partially offset by a $9.4 million, or 3.7%, decrease in employee costs driven primarily by reduced variable compensation; a $6.6 million, or 8.3%, decrease in service agreements and professional fees; a $4.7 million, or 20.1%, decrease in the provision for credit losses, net of write offs; and a $4.2 million, or 18.3%, decrease in travel costs.
Adjusted EBITDA: Adjusted EBITDA increased $1.7 million, or 0.2%, to $1,063.2 million for the year ended December 31, 2024, from $1,061.5 million for the year ended December 31, 2023. The increase was driven by a $19.3 million increase in leasing gross profit, a $15.1 million increase in new and rental unit sales gross profit, and decreased SG&A expense, excluding discrete costs, of $6.3 million, or 1.2%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in was partially offset by decreased delivery and installation gross profit of $30.1 million for the year ended December 31, 2024 driven by reduced delivery and return volumes and rates, as well as, insurance recoveries received in 2023 related to a 2022 hurricane.
Other Depreciation and Amortization: Other depreciation and amortization increased $9.9 million, or 13.6%, to $82.8 million for the year ended December 31, 2024, as compared to $72.9 million for the year ended December 31, 2023, primarily related to the amortization of the Mobile Mini trade name in 2024.
Termination Fee: We paid a termination fee of $180.0 million to McGrath related to the termination of the Merger Agreement during the year ended December 31, 2024. This fee was treated as an operating expense.
Impairment Loss on Intangible Asset: Impairment loss on intangible asset was $132.5 million for the year ended December 31, 2024 related to the impairment of the Mobile Mini trade name based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name.
Restructuring Costs: Restructuring costs of $8.6 million for the year ended December 31, 2024 were primarily due to employee termination costs as a result of a cost-reduction plan implemented in June 2024 for certain centralized and redundant resources related to task localization and the unification of our go-to market structure.
Currency Losses, Net: Currency losses, net decreased by $6.2 million to $0.6 million for the year ended December 31, 2024 as compared to $6.8 million for the year ended December 31, 2023. This change was primarily attributable to a $7.7 million loss in 2023 on the settlement of the contingent foreign currency forward contract relating to the sale of the former UK Storage Solutions segment in January 2023.
Other Expense (Income), Net: Other expense, net was $2.7 million for the year ended December 31, 2024 compared to other income, net of $15.4 million for the year ended December 31, 2023. This change was primarily attributable to a gain on sale of fixed assets related to a real estate sale transaction during the year ended December 31, 2023 and insurance recoveries received in 2023 related to Hurricane Ian in the Gulf Coast area of the United States in 2022.
Interest Expense, Net: Interest expense, net increased $22.3 million, or 10.9%, to $227.3 million for the year ended December 31, 2024 from $205.0 million for the year ended December 31, 2023. The increase in interest expense was a result of higher outstanding debt balances, partially offset by lower overall weighted average interest rates as a result two interest rate swap agreements executed in January 2024. See Note 10 to the consolidated financial statements for further discussion of our debt.

Income Tax Expense from Continuing Operations: Income tax expense decreased $118.1 million to $8.5 million for the year ended December 31, 2024 as compared to $126.6 million for the year ended December 31, 2023. The decrease in income tax expense was driven by a decrease in income from continuing operations before income tax for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Income from Discontinued Operations: Income from discontinued operations of $134.6 million for the year ended December 31, 2023 was related to the sale of the former UK Storage Solutions segment in January 2023.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $53.9 million, or 23.7%, to $280.9 million for the year ended December 31, 2024 from $227.0 million for the year ended December 31, 2023 as a result of increased modular refurbishment spending, investments in VAPS for portable storage, and new fleet purchases, including additional investment in climate-controlled containers. Net CAPEX increased $48.8 million, or 26.4%, to $233.4 million for the year ended December 31, 2024 from $184.7 million for the year ended December 31, 2023, driven by increased capital expenditures for rental equipment as described above and a $11.4 million decrease in proceeds from the sale of property, plant, and equipment, partially offset by a $12.7 million increase in proceeds from the sale of rental equipment and a $3.8 million decrease in purchases of property, plant and equipment.

Reconciliation of Non-GAAP Financial Measures
In addition to using GAAP financial measurements, we use certain non-GAAP financial measures to evaluate our operating results. As such, we include in this Annual Report on Form 10-K reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures. Set forth below are definitions and reconciliations to the nearest comparable GAAP measure of certain non-GAAP financial measures used in this Annual Report on Form 10-K along with descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures. Each of these non-GAAP financial measures has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for analysis of, results reported under GAAP. Our measurements of these metrics may not be comparable to similarly titled measures of other companies.
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
•Costs to integrate acquired companies, including outside professional fees, non-capitalized costs associated with system integrations, non-lease branch and fleet relocation expenses, employee relocation and training costs, and other costs required to realize cost or revenue synergies.
•Non-cash charges for stock compensation plans.
•Other expense, including consulting expenses related to certain one-time projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, and unrealized gains and losses on investments.
Our Chief Operating Decision Maker ("CODM") evaluates business performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated income from continuing operations to Adjusted EBITDA from continuing operations below. Management believes that evaluating performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company and captures the business performance, inclusive of indirect costs.
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
Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as a measure of cash that will be available to meet our obligations. The following table provides reconciliations of Income from continuing operations to Adjusted EBITDA from continuing operations:

	Year Ended December 31,
(in thousands)	2024	2023
Income from continuing operations	$28,129	$341,844
Income tax expense from continuing operations	8,475	126,575
Income from continuing operations before income tax	36,604	468,419
Depreciation and amortization	384,972	338,654
Interest expense, net	227,311	205,040
Impairment loss on intangible asset	132,540	—
Restructuring costs, lease impairment expense and other related charges	9,435	22
Currency losses, net	593	6,754
Transaction costs	651	2,259
Integration costs	7,521	10,366
Impairment loss on long-lived asset	374	—
Stock compensation expense	35,966	34,486
Termination fee	180,000	—
Other(a)	47,193	(4,535)
Adjusted EBITDA from continuing operations	$1,063,160	$1,061,465
(a) Includes $42.4 million in legal and professional fees related to the terminated McGrath transaction for the year ended December 31, 2024.
Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively, "Total Capital Expenditures"), less proceeds from the sale of rental equipment and proceeds from the sale of property, plant and equipment (collectively, "Total Proceeds"), which are all included in cash flows from investing activities. Management believes that the presentation of Net CAPEX provides useful information regarding the net capital invested in our rental fleet and property, plant and equipment each year to assist in analyzing the performance of our business. As presented below, Net CAPEX includes amounts for the UK Storage Solutions segment through January 31, 2023.
The following table provides reconciliations of Net CAPEX:

	Year Ended December 31,
(in thousands)	2024	2023
Purchase of rental equipment and refurbishments	$(280,857)	$(226,976)
Proceeds from sale of rental equipment	63,997	51,290
Net CAPEX for Rental Equipment	(216,860)	(175,686)
Purchase of property, plant and equipment	(18,435)	(22,237)
Proceeds from sale of property, plant and equipment	1,867	13,272
Net CAPEX	$(233,428)	$(184,651)
Adjusted Free Cash Flow
We define Adjusted Free Cash Flow as net cash provided by operating activities; less purchases of rental equipment and property, plant and equipment and plus proceeds from sale of rental equipment and property, plant and equipment, which are all included in cash flows from investing activities; excluding one-time, nonrecurring payments for the McGrath termination fee and transaction costs from terminated acquisitions. Management believes that the presentation of Adjusted Free Cash Flow provides useful additional information concerning cash flow available to fund our capital allocation alternatives. As presented below, Adjusted Free Cash Flow includes amounts for the UK Storage Solutions segment through January 31, 2023. The following table provides reconciliations of net cash provided by operating activities to Adjusted Free Cash Flow:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$561,644	$761,240
Purchase of rental equipment and refurbishments	(280,857)	(226,976)
Proceeds from sale of rental equipment	63,997	51,290
Purchase of property, plant and equipment	(18,435)	(22,237)
Proceeds from the sale of property, plant and equipment	1,867	13,272
Cash paid for termination fee	180,000	—
Cash paid for transaction costs from terminated acquisitions	45,721	—
Adjusted Free Cash Flow	$553,937	$576,589

Liquidity and Capital Resources
Overview
WillScot is a holding company that derives its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash flows generated from operating activities of our subsidiaries, borrowings under our ABL Facility, and sales of debt securities. We have consistently accessed the debt and equity capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. We believe we have ample liquidity in the ABL Facility and are generating substantial Adjusted Free Cash Flow, which together support both organic operations and other capital allocation priorities as they arise. We believe that our liquidity sources are sufficient to satisfy our anticipated operating, debt service, and capital requirements over the next twelve months and thereafter for the foreseeable future.
We continue to review available acquisition opportunities with the awareness that any such acquisition may require us to incur additional debt to finance the acquisition and/or to issue shares of our Common Stock or other equity securities as acquisition consideration or as part of an overall financing plan. In addition, we continue to evaluate alternatives to optimize our capital structure, which could include the issuance or repurchase of additional unsecured and secured debt, equity securities and/or equity-linked securities. There can be no assurance as to the timing of any such issuance or repurchase. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. Availability of financing and the associated terms are inherently dependent on the debt and equity capital markets and subject to change. From time to time, we may also seek to streamline our capital structure and improve our financial position through refinancing or restructuring our existing debt or retiring certain of our securities for cash or other consideration.
Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other things, the value of the assets in the relevant collateral pool of which our rental equipment represents the largest component. At December 31, 2024, we had $1.6 billion of available borrowing capacity under the ABL Facility.
Cash Flows
The consolidated statements of cash flows include amounts for the UK Storage Solutions segment through January 31, 2023. See Note 3 to the financial statements for disclosure of significant operating and investing items related to the UK Storage Solutions segment. The following summarizes our change in cash and cash equivalents for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$561,644	$761,240
Net cash used in investing activities	(362,348)	(350,003)
Net cash used in financing activities	(200,119)	(418,935)
Effect of exchange rate changes on cash and cash equivalents	(1,134)	882
Net change in cash and cash equivalents	$(1,957)	$(6,816)

Comparison of the Years Ended December 31, 2024 and 2023
Cash flows from operating activities
Net cash provided by operating activities for the year ended December 31, 2024 was $561.6 million as compared to $761.2 million for the year ended December 31, 2023, a decrease of $199.6 million. The decrease in net cash provided by operating activities was primarily due to the payment of $225.7 million for the McGrath termination fee and transaction costs from terminated acquisitions during the year ended December 31, 2024.
Cash flows from investing activities
Net cash used in investing activities for the year ended December 31, 2024 was $362.3 million as compared to $350.0 million for the year ended December 31, 2023, an increase of $12.3 million. The increase in net cash used in investing activities primarily resulted from an increase in the purchase of rental equipment and refurbishments of $53.9 million due to increased refurbishment spending, investments in VAPS for portable storage, and new fleet purchases, including additional investment in climate-controlled containers during the year ended December 31, 2024. This increase was partially offset by a decrease in net cash used for acquisition and divestiture activity during 2024 of $36.4 million, including a decrease of $440.4 million in cash used in acquisitions, net of cash acquired and a decrease of $404.0 million in proceeds from the sale of the former UK Storage Solutions segment in the year ended December 31, 2023.
Cash flows from financing activities
Net cash used in financing activities for the year ended December 31, 2024 was $200.1 million as compared to $418.9 million for the year ended December 31, 2023, a decrease of $218.8 million. The decrease in net cash used in financing activities was driven by a decrease of $547.7 million in cash used for the repurchase of common stock. The decrease was partially offset by a decrease of $314.8 million in receipts from borrowings, net of repayments of borrowings.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2025 Secured Notes, 2028 Secured Notes, 2029, Secured Notes, 2031 Secured Notes, and finance leases, including interest, totaling $3.7 billion as of December 31, 2024, $549.9 million of which is obligated to be repaid within the next twelve months. We have the intent and believe we have the ability to refinance the $526.5 million carrying value of the 2025 Secured Notes on a long-term basis as demonstrated by our forecasted available capacity under the ABL Facility, among other refinancing alternatives to be considered opportunistically. Refer to Note 10 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of December 31, 2024, the Company had lease obligations of $311.5 million, with $73.8 million payable within the next twelve months.
Other
In addition to the cash requirements described above, the Company has a Share Repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock. This program does not obligate the Company to repurchase any specific amount of shares. As of December 31, 2024, $821.8 million of the authorization for future repurchases of our common stock remained available.

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
Revenue Recognition
Leasing Revenue
The Company's lease arrangements can include multiple lease and non-lease components. Examples of lease components include, but are not limited to, the lease of modular space and portable storage units and VAPS. Examples of non-lease components include, but are not limited to, the delivery, installation, and removal services commonly provided in a bundled transaction with the lease components. Arrangement consideration is allocated between lease components and non-lease components based on the relative estimated selling (leasing) price of each deliverable. Selling (leasing) price of the lease component is estimated using an adjusted market approach whereby the Company estimates the price that customers in the market would be willing to pay.
Services Revenue
The Company generally has three non-lease service-related performance obligations in its contracts with customers:
•Delivery and installation of the modular or portable storage unit;
•Other ad hoc services performed during the lease term; and
•Removal services that occur at the end of the lease term.
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
The Company exercises judgment in the determination of the estimated fair value of intangible assets acquired and their estimated useful lives. The estimated fair value and useful lives of customer relationships is determined based on estimates and judgments regarding discounted future after-tax earnings and cash flows arising from customer relationships. The fair value of trade name intangible assets is determined utilizing the relief-from-royalty method. A royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value.
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
If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for the excess of carrying value over fair value, not to exceed the amount of goodwill attributable to that reporting unit.
Indefinite-lived Intangible Assets
Intangible assets that are acquired by the Company and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. After determining the Mobile Mini trade name was no longer indefinite-lived and recording an impairment during the year ended December 31, 2024, the Company’s only remaining indefinite-lived intangible asset is the WillScot trade name. The Company performs its assessment of indefinite-lived intangible assets utilizing either a qualitative or quantitative impairment test. When utilizing a quantitative impairment test, the Company calculates fair value using a relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value. The relief-from-royalty method requires the Company to make assumptions regarding future revenue and the appropriate selection of royalty and discount rates. Any material deviation in actual results could affect the calculated fair value of the intangible asset.

Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers and VAPS that are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and conversions of rental equipment are capitalized when such costs extend the useful life of the equipment. Costs incurred for equipment to meet a particular customer specification are either capitalized and depreciated over the lease term taking into consideration the residual value of the asset or charged to the customer at the beginning of the lease and expensed as incurred. Maintenance and repair costs are expensed as incurred.
Depreciation is computed using the straight-line method over estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space units	5 - 30 years	0 - 55%
Portable storage units	7 - 30 years	20 - 55%
VAPS and other related rental equipment	1 - 10 years	0%
Allowance for Credit Losses
The Company is exposed to credit losses from trade receivables. The Company assesses each customer’s ability to pay for the products it leases or sells and the services it provides by conducting a credit review. The credit review considers expected billing exposure and timing for payment and the customer’s established credit rating. The Company performs its credit review of new customers at inception of the customer relationship and for existing customers when the customer transacts after a defined period of dormancy. The Company also considers contract terms and conditions, country risk and business strategy in the evaluation.
The Company monitors ongoing credit exposure through an active review of customer balances against established credit limits, contract terms, and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowance for credit losses reflects the estimate of the amount of receivables that the Company will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate is sensitive to changing circumstances. Accordingly, the Company may be required to increase or decrease its allowances in future periods in response to changing circumstances, including changes in the economy or in the particular circumstances of individual customers.
Changes in estimates are reflected in the period they become known. If circumstances change in a way that require a change in estimates, such as a change in financial condition of customers or unanticipated changes in the economy, we may accrue additional allowances. There were no changes in the Company's estimates or underlying assumptions relating to the determination of the allowance for credit losses for the year ended December 31, 2024 that would have materially impacted the allowance for credit losses. Refer to Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report for a summary of activity in the allowance for credit losses.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.6 billion in outstanding principal under the ABL Facility at December 31, 2024. To manage interest rate risk, in January 2024 and January 2023, respectively, we executed interest rate swap agreements relating to an aggregate of $500.0 million and $750.0 million in notional amount of variable-rate debt under our ABL Facility. The January 2024 and January 2023 swap agreements provide for us to pay effective fixed interest rates of 3.70% and 3.44% per annum, respectively, and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased annual interest expense by approximately $3.3 million based on outstanding borrowings at December 31, 2024.
Foreign Currency Risk
In 2024, we generated approximately 94% of our consolidated net revenues in the US, and the reporting currency for our consolidated financial statements is the US dollar. However, we are exposed to currency risk through our operations in Canada and Mexico. For the operations outside the US, we bill customers primarily in their local currency, which is subject to foreign currency rate changes. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
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
Impact of Inflation
Similar to many organizations, we face inflationary pressures across most of our input costs, such as building materials, labor, transportation and fuel. Inflation contributed to increased capital costs for both new units and refurbishment of our existing units. However, given our scale and our strong rate performance, we believe we have been able to navigate the inflationary environment well. Therefore, we do not believe that inflation has had a material effect on our results of operations.

Item 8.    Financial Statements and Supplementary
Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WillScot Holdings Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for Credit Losses
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company maintains an allowance for credit losses on trade receivables. At December 31, 2024, the allowance for credit losses was $101.7 million. The allowance for credit losses is estimated based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability.
Auditing the Company's estimation of the allowance for credit losses was judgmental due to the subjectivity in assessing the appropriateness of the assumptions made by management. The assumptions include an expectation that the Company’s collection of receivables will be consistent with historical write-off experience.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its estimation of the allowance for credit losses, including internal controls over the Company’s process to develop the assumptions used to estimate credit losses.
To test the allowance for credit losses, we performed audit procedures that included, among others, testing management's process for developing the allowance for credit losses, testing the completeness, accuracy, and relevance of the data used; and evaluating assumptions used by management, including assessing the Company’s expectation that the collection of receivables will be consistent with historical write-off experience. For example, we compared the days sales outstanding, customer concentration, and days past due as of December 31, 2024, to the Company’s historical experience to evaluate the relevance of the historical data utilized to estimate the allowance for credit losses. We also performed sensitivity analyses of various assumptions to evaluate the change in the allowance that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017
Baltimore, Maryland
February 20, 2025

WillScot Holdings Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$9,001	$10,958
Trade receivables, net of allowance for credit losses at December 31, 2024 and December 31, 2023 of $101,693 and $81,656, respectively	430,381	451,130
Inventories	47,473	47,406
Prepaid expenses and other current assets	67,751	57,492
Assets held for sale	2,904	2,110
Total current assets	557,510	569,096
Rental equipment, net	3,377,939	3,381,315
Property, plant and equipment, net	363,073	340,887
Operating lease assets	266,761	245,647
Goodwill	1,201,353	1,176,635
Intangible assets, net	251,164	419,709
Other non-current assets	17,111	4,626
Total long-term assets	5,477,401	5,568,819
Total assets	$6,034,911	$6,137,915
Liabilities and equity
Accounts payable	$96,597	$86,123
Accrued expenses	121,583	129,621
Accrued employee benefits	25,062	45,564
Deferred revenue and customer deposits	250,790	224,518
Operating lease liabilities - current	66,378	57,408
Current portion of long-term debt	24,598	18,786
Total current liabilities	585,008	562,020
Long-term debt	3,683,502	3,538,516
Deferred tax liabilities	505,913	554,268
Operating lease liabilities – non-current	200,875	187,837
Other non-current liabilities	41,020	34,024
Long-term liabilities	4,431,310	4,314,645
Total liabilities	5,016,318	4,876,665
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at December 31, 2024 and 2023	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 183,564,899 and 189,967,135 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	19	20
Additional paid-in-capital	1,836,165	2,089,091
Accumulated other comprehensive loss	(70,627)	(52,768)
Accumulated deficit	(746,964)	(775,093)
Total shareholders' equity	1,018,593	1,261,250
Total liabilities and shareholders' equity	$6,034,911	$6,137,915
The accompanying notes are an integral part of these consolidated financial statements.

WillScot Holdings Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Leasing and services revenue:
Leasing	$1,839,875	$1,833,935	$1,621,690
Delivery and installation	418,881	437,179	429,152
Sales revenue:
New units	74,499	48,129	40,338
Rental units	62,463	45,524	51,443
Total revenues	2,395,718	2,364,767	2,142,623
Costs:
Costs of leasing and services:
Leasing	385,078	398,467	376,868
Delivery and installation	328,880	317,117	322,636
Costs of sales:
New units	45,554	26,439	24,011
Rental units	32,224	23,141	26,907
Depreciation of rental equipment	302,143	265,733	256,719
Gross profit	1,301,839	1,333,870	1,135,482
Other operating expenses:
Selling, general and administrative	630,705	596,090	567,493
Other depreciation and amortization	82,829	72,921	62,380
Termination fee	180,000	—	—
Impairment loss on intangible asset	132,540	—	—
Restructuring costs	8,559	—	(86)
Currency losses, net	593	6,754	886
Other expense (income), net	2,698	(15,354)	(6,673)
Operating income	263,915	673,459	511,482
Interest expense, net	227,311	205,040	146,278
Income from continuing operations before income tax	36,604	468,419	365,204
Income tax expense from continuing operations	8,475	126,575	88,863
Income from continuing operations	28,129	341,844	276,341

Discontinued operations:
Income from discontinued operations before income tax	—	4,003	63,468
Gain on sale of discontinued operations	—	176,078	35,456
Income tax expense from discontinued operations	—	45,468	35,725
Income from discontinued operations	—	134,613	63,199

Net income	$28,129	$476,457	$339,540

Earnings per share from continuing operations:
Basic	$0.15	$1.72	$1.27
Diluted	$0.15	$1.69	$1.25
Earnings per share from discontinued operations:
Basic	$—	$0.68	$0.30
Diluted	$—	$0.67	$0.28
Earnings per share:
Basic	$0.15	$2.40	$1.57
Diluted	$0.15	$2.36	$1.53
Weighted average shares:
Basic	188,101,693	198,554,885	216,808,577
Diluted	190,292,256	201,849,836	221,399,162
The accompanying notes are an integral part of these consolidated financial statements.

WillScot Holdings Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$28,129	$476,457	$339,540
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense (benefit) of $0 for the years ended December 31, 2024, 2023 and 2022, respectively	(24,689)	14,091	(44,548)
Net gain on derivatives, net of income tax expense of $2,251, $1,088 and $1,171 for the years ended December 31, 2024, 2023 and 2022, respectively	6,830	3,263	3,497
Total other comprehensive (loss) income	(17,859)	17,354	(41,051)
Total comprehensive income	$10,270	$493,811	$298,489
The accompanying notes are an integral part of these consolidated financial statements.

WillScot Holdings Corporation
Consolidated Statements of Changes in Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2021	223,940	$22	$3,616,902	$(29,071)	$(1,591,090)	$1,996,763
Net income	—	—	—	—	339,540	339,540
Other comprehensive loss	—	—	—	(41,051)	—	(41,051)
Common stock-based award activity	594	—	29,613	—	—	29,613
Repurchase and cancellation of Common Stock and warrants	(19,836)	(2)	(756,906)	—	—	(756,908)
Issuance of Common Stock from the exercise of options and warrants	3,254	1	11,230	—	—	11,231
Withholding taxes on net share settlement of stock-based compensation	—	—	(13,888)	—	—	(13,888)
Balance at December 31, 2022	207,952	21	2,886,951	(70,122)	(1,251,550)	1,565,300
Net income	—	—	—	—	476,457	476,457
Other comprehensive income	—	—	—	17,354	—	17,354
Common stock-based award activity	514	—	34,486	—	—	34,486
Repurchase and cancellation of Common Stock	(18,534)	(1)	(818,673)	—	—	(818,674)
Issuance of Common Stock from the exercise of options	35	—	498	—	—	498
Withholding taxes on net share settlement of stock-based compensation	—	—	(14,171)	—	—	(14,171)
Balance at December 31, 2023	189,967	20	2,089,091	(52,768)	(775,093)	1,261,250
Net income	—	—	—	—	28,129	28,129
Other comprehensive loss	—	—	—	(17,859)	—	(17,859)
Common stock-based award activity	717	—	35,966	—	—	35,966
Repurchase and cancellation of Common Stock	(7,133)	(1)	(272,727)	—	—	(272,728)
Issuance of Common Stock from the exercise of options	14	—	253	—	—	253
Withholding taxes on net share settlement of stock-based compensation	—	—	(16,418)	—	—	(16,418)
Balance at December 31, 2024	183,565	$19	$1,836,165	$(70,627)	$(746,964)	$1,018,593
The accompanying notes are an integral part of these consolidated financial statements.

WillScot Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$28,129	$476,457	$339,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384,972	338,654	343,507
Provision for credit losses	55,437	49,650	34,835
Gain on sale of discontinued operations	—	(176,078)	(35,456)
Impairment loss on intangible asset	132,540	—	—
Gain on sale of rental equipment and other property, plant and equipment	(27,087)	(32,724)	(31,196)
Amortization of debt discounts and debt issuance costs	12,571	11,211	12,064
Stock-based compensation expense	35,966	34,486	29,613
Deferred income tax (benefit) expense	(45,323)	141,641	100,849
Loss on settlement of foreign currency forward contract	—	7,715	—
Unrealized currency gains, net	(56)	(1,374)	753
Other	4,621	3,413	4,081
Changes in operating assets and liabilities
Trade receivables	(34,519)	(76,357)	(94,463)
Inventories	(529)	(3,276)	(12,345)
Prepaid expenses and other assets	(12,132)	(18,310)	149
Operating lease assets and liabilities	939	1,045	856
Accounts payable and other accrued expenses	(1,272)	(14,836)	9,443
Deferred revenue and customer deposits	27,387	19,923	42,428
Net cash provided by operating activities	561,644	761,240	744,658
Investing activities:
Acquisitions, net of cash acquired	(121,221)	(561,629)	(220,620)
Purchase of rental equipment and refurbishments	(280,857)	(226,976)	(443,138)
Proceeds from sale of rental equipment	63,997	51,290	70,703
Purchase of property, plant and equipment	(18,435)	(22,237)	(43,664)
Proceeds from sale of property, plant and equipment	1,867	13,272	1,775
Purchase of investments	(7,699)	—	—
Proceeds from sale of discontinued operations	—	403,992	325,611
Payment for settlement of foreign currency forward contract	—	(7,715)	—
Net cash used in investing activities	(362,348)	(350,003)	(309,333)
Financing activities:
Receipts from borrowings	1,317,156	1,911,230	964,308
Repayment of borrowings	(1,195,932)	(1,475,219)	(588,808)
Payment of financing costs	(7,945)	(6,457)	(8,187)
Payments on finance lease obligations	(19,429)	(16,634)	(42,228)
Receipts from issuance of Common Stock from the exercise of options	253	498	11,230
Repurchase and cancellation of Common Stock	(270,439)	(818,182)	(751,795)
Excise tax paid on repurchase of Common Stock	(7,830)	—	—
Taxes paid on employee stock awards	(15,953)	(14,171)	(13,888)
Net cash used in financing activities	(200,119)	(418,935)	(429,368)
Effect of exchange rate changes on cash and cash equivalents	(1,134)	882	(882)
Net change in cash and cash equivalents	(1,957)	(6,816)	5,075
Cash and cash equivalents at the beginning of the period	10,958	17,774	12,699
Cash and cash equivalents at the end of the period	$9,001	$10,958	$17,774

Supplemental cash flow information:
Interest paid, net	$216,151	$184,863	$130,463
Income taxes paid, net	$45,580	$32,949	$25,092
Capital expenditures accrued or payable	$20,126	$19,557	$21,052

Reconciliation of cash and cash equivalents to the consolidated balance sheet:
Cash and cash equivalents of continuing operations	$9,001	$10,958	$7,390
Cash and cash equivalents included in assets held for sale	—	—	10,384
Total cash and cash equivalents shown in the consolidated statement of cash flows	$9,001	$10,958	$17,774
The accompanying notes are an integral part of these consolidated financial statements.

WillScot Holdings Corporation
Notes to the Consolidated Financial Statements
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Holdings Corporation (“WillScot” and, together with its subsidiaries, the “Company”) is a leading business services provider specializing in innovative and flexible turnkey space solutions in the United States (“US”), Canada and Mexico. The Company leases, sells, delivers and installs modular space solutions and portable storage products through an integrated network of branch locations that spans North America.
On September 30, 2022, the Company completed the sale of its former Tank and Pump Solutions ("Tank and Pump") segment. On January 31, 2023, the Company completed the sale of its former United Kingdom Storage Solutions ("UK Storage Solutions") segment. The consolidated financial statements present the historical financial results of the former Tank and Pump and UK Storage Solutions segments as discontinued operations for all periods presented. See Note 3 for further discussion.
On July 29, 2024, the Company amended and restated its certificate of incorporation to effect a change of the Company’s name from “WillScot Mobile Mini Holdings Corp.” to “WillScot Holdings Corporation."
Basis of Presentation and Principles of Consolidation
The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the US (“GAAP”). The consolidated financial statements comprise the financial statements of WillScot and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as WillScot. All intercompany balances and transactions are eliminated in consolidation.
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
Trade Receivables and Allowance for Credit Losses
The Company is exposed to credit losses from trade receivables. The Company assesses each customer’s ability to pay for the products it leases or sells and the services it provides by conducting a credit review. The credit review considers expected billing exposure and timing for payment and the customer’s established credit rating. The Company performs its credit review of new customers at inception of the customer relationship and for existing customers when the customer transacts after a defined period of dormancy. The Company also considers contract terms and conditions, country risk and business strategy in the evaluation.
The Company monitors ongoing credit exposure through an active review of customer balances against established credit limits, contract terms, and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowance for credit losses reflects the estimate of the amount of receivables that the Company will be unable to collect based on historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability. This estimate is sensitive to changing circumstances. Accordingly, the Company may be required to increase or decrease its allowances in future periods in response to changing circumstances, including changes in the economy or in the particular circumstances of individual customers.
Specifically identifiable lease revenue receivables and sales receivables not deemed probable of collection are recorded as a reduction of revenue following the completion of collection efforts. The remaining provision for credit losses is recorded as selling, general and administrative expenses.

Activity in the allowance for credit losses for the years ended December 31 was as follows:

(in thousands)	2024	2023	2022
Balance at beginning of period	$81,656	$57,048	$45,773
Provision for credit losses, net of recoveries	55,437	49,650	34,881
Write-offs recorded as a reduction to revenue	(35,025)	(25,182)	(23,705)
Foreign currency translation and other	(375)	140	99
Balance at end of period	$101,693	$81,656	$57,048
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
Inventories
Inventories consist of raw materials and finished units for sale. Inventories are measured at the lower of cost or net realizable value based on the weighted-average cost. The cost includes expenditures incurred in acquiring the inventories, production or conversion costs, and other costs incurred in bringing inventories to their existing location and condition.
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers and Value-Added Products (“VAPS”) that are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and conversions of rental equipment are capitalized when such costs extend the useful life of the equipment. Costs incurred for equipment to meet a particular customer specification are either capitalized and depreciated over the lease term taking into consideration the residual value of the asset or charged to the customer at the beginning of the lease and expensed as incurred. Maintenance and repair costs are expensed as incurred.
Depreciation is computed using the straight-line method over estimated useful lives, as follows:

	Estimated Useful Life	Residual Value
Modular space units	5 - 30 years	0 - 55%
Portable storage units	7 - 30 years	20 - 55%
VAPS and other related rental equipment	1 - 10 years	0%
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
Purchase Accounting
The Company records assets acquired and liabilities assumed at their respective estimated fair values on the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets and is assigned to the Company's reporting units that are expected to benefit from the acquisition. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party valuation firms. Valuations are finalized as soon as practicable, but not later than one year from the acquisition date. Any subsequent changes to fair values assigned in purchase accounting result in a corresponding adjustment to goodwill. Transaction costs are expensed in the acquisition of a business.
Long-lived assets (principally rental equipment), goodwill and other intangible assets represent the largest components of our acquisitions. Rental equipment is valued utilizing a market approach or a replacement cost approach. Intangible assets are recognized at their estimated fair values as of the date of acquisition and generally consist of customer relationships and trade names. The Company exercises judgment in the determination of the estimated fair value of intangible assets acquired and their estimated useful lives. The estimated fair value and useful lives of customer relationships is determined based on estimates and judgments regarding discounted future after-tax earnings and cash flows arising from customer relationships. The fair value of trade name intangible assets is determined utilizing the relief-from-royalty method. A royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value.
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
Evaluation of Goodwill Impairment
The Company performs its annual impairment test of goodwill at the reporting unit level as of October 1, as well as during any reporting period in which events or changes in circumstances occur that, in management’s judgment, may constitute triggering events. The Company performs its assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses company-specific, industry, market and general economic factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elects not to use the qualitative impairment test, a quantitative impairment test is performed. The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The Company estimates the fair value of a reporting unit by using a discounted cash flow model that calculates fair value as the present value of expected cash flows of the reporting units.
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
If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for the excess of carrying value over fair value, not to exceed the amount of goodwill attributable to that reporting unit.
Intangible Assets Other than Goodwill
Intangible assets that are acquired by the Company and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. After determining the Mobile Mini trade name was no longer indefinite-lived and recording an impairment during the year ended December 31, 2024, the Company’s only remaining indefinite-lived intangible asset is the WillScot trade name. The Company performs its assessment of indefinite-lived intangible assets utilizing either a qualitative or quantitative impairment test. When utilizing a quantitative impairment test, the Company calculates fair value using a relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value.
Other intangible assets that have finite useful lives are measured at cost less accumulated amortization and impairment losses, if any. Amortization is recognized in profit or loss over the estimated useful lives of the intangible asset.
Retirement Benefit Obligation
The Company provides benefits to certain of its employees under defined contribution benefit plans. The Company’s contributions to these plans are generally based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis. For its US and Canada employees, the Company sponsors defined contribution benefit plans that have discretionary matching contribution and profit-sharing features. For the years ended December 31, 2024, 2023 and 2022, the Company made matching contributions of $15.1 million, $14.1 million and $13.8 million to these plans, respectively.
Stock-Based Compensation
On June 24, 2020, WillScot's stockholders approved the WillScot 2020 Incentive Award Plan ("2020 Incentive Plan") and, as a result, all subsequent incentive awards are granted under the 2020 Incentive Plan. The 2020 Incentive Plan is administered by the Compensation Committee. Under the 2020 Incentive Plan, the Compensation Committee may grant an aggregate of 6,488,988 shares of Common Stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, RSAs, RSUs, performance compensation awards and stock bonus awards. Stock-based payments, including the grant of stock options, RSAs and RSUs, are subject to service-based vesting requirements, and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur.
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
RSAs cliff vest in a one year period. Time-Based RSUs vest ratably over a period of four years. Certain Performance-Based RSUs cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in the S&P MidCap 400 Index at the grant date over the performance period of three years. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 200% (for performance at or above the 85% percentile). Vesting is also subject to continued service requirements through the vesting date.
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
Stock options vest in tranches over a period of four years and expire ten years from the grant date. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted-average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model was based on a blend of peer group volatility and Company trading history as the Company did not have a sufficient trading history as a stand-alone public company to rely exclusively on its own trading history. Future calculations may use the Company trading history. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption was based on the simplified method under GAAP, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption. As of December 31, 2024, WillScot had not declared or paid a cash dividend on common shares.
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
Leasing Revenue
Income from operating leases is recognized on a straight-line basis over the lease term. The Company's lease arrangements can include multiple lease and non-lease components. Examples of lease components include, but are not limited to, the lease of modular space and portable storage units and VAPS. Examples of non-lease components include, but are not limited to, the delivery, installation, and removal services commonly provided in a bundled transaction with the lease components. Arrangement consideration is allocated between lease components and non-lease components based on the relative estimated selling (leasing) price of each deliverable. Selling (leasing) price of the lease component is estimated using an adjusted market approach whereby the Company estimates the price that customers in the market would be willing to pay.
When leases and services are billed in advance, recognition of revenue is deferred until services are rendered. If equipment is returned prior to the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date is recognized as incremental revenue upon return.
Rental equipment is leased under operating leases. Rental contracts with customers are generally based on a 28‑day or monthly rate and billing cycle. Operating lease minimum contractual terms generally range from 1 month to 60 months and leases are customarily renewable on a month-to-month basis after their initial term. Operating lease minimum contractual terms for modular space products, excluding ground level offices, averaged approximately 10 months for the year ended December 31, 2024. The rental continues until cancelled by the Company or the customer.
Services Revenue
The Company generally has three non-lease service-related performance obligations in its contracts with customers:
•Delivery and installation of the modular or portable storage unit;
•Other ad hoc services performed during the lease term; and
•Removal services that occur at the end of the lease term.
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

Other Matters
The Company's non-lease revenues do not include material amounts of variable consideration, other than the variability for service arrangements expected to be performed beyond a twelve-month period.
The Company's payment terms vary by the type and location of its customer and the product or services offered. The time between invoicing and when payment is due is not significant. While the Company may bill certain customers in advance, its contracts do not contain a significant financing component based on the short length of time between upfront billings and the performance of contracted services. For certain products, services, or customer types, the Company requires payment before the products or services are delivered to the customer. At December 31, 2024, current deferred revenue and customer deposits included deferred revenue of $249.0 million and customer deposits of $1.8 million, respectively. At December 31, 2023, current deferred revenue and customer deposits included deferred revenue of $222.5 million and customer deposits of $2.0 million, respectively.
Revenue is recognized net of sales tax billed to customers, which is subsequently remitted to governmental authorities.
Leases as Lessee
The Company leases real estate for certain of its branch offices, administrative offices, rental equipment storage properties, vehicles and equipment, and administrative operations. The Company determines if an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at inception of the lease, with classification affecting the pattern of expense recognition in the statement of operations. Short-term leases, defined as leases with an initial term of 12 months or less, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term.
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
Advertising and Promotion
Advertising and promotion costs, which are expensed as incurred, were $15.9 million, $10.5 million and $8.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Shipping Costs
The Company includes costs to deliver rental equipment to customers, whether performed by third-parties or by internal employees, in costs of leasing and services and cost of sales.
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
Warrants
The Company accounted for warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. In periods subsequent to issuance, warrants classified as liabilities were subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations. Effective November 29, 2022, no warrants were outstanding.
Recently Issued and Adopted Accounting Standards
Recently Issued Accounting Standards
ASU 2023-09. Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.
ASU 2024-03. Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued Accounting Standards Update No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
Recently Adopted Accounting Standards
ASU 2023-07. Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands the breadth and frequency of segment disclosures, requiring disclosure of (i) significant segment expenses, (ii) other segment items, (iii) the chief operating decision maker's title and position, (iv) how the chief operating decision maker uses the reported measures of a segment's profit or loss and (v) interim disclosure of all segment profit, loss and asset disclosures currently required annually. ASU 2023-07 clarifies that a public entity may report one or more measures of segment profit or loss and requires that single reportable segment entities provide all required segment disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of December 31, 2024. Refer to Note 18 - Segment Reporting.

NOTE 2 - Business Combination and Acquisitions
Business Combination
During the year ended December 31, 2024, the Company acquired certain assets and assumed certain liabilities from a US regional provider of perimeter solutions for $36.8 million. As of the acquisition date, the goodwill acquired was $25.3 million, the intangible assets acquired were $2.5 million, and the fair value of rental equipment recognized was $8.8 million. The purchase price allocation is preliminary and subject to revision as additional information is obtained. The preliminary allocation of purchase price, including the valuation of acquired rental equipment and intangible assets, is based on the best estimates of management and is subject to revision based on the final valuations. Goodwill recognized is attributable to expected operating synergies, assembled workforces, and the going concern value of the acquired businesses. Goodwill recorded for this acquisition is deductible for tax purposes.
Asset Acquisitions
During 2024, the Company acquired certain assets and assumed certain liabilities of a US national provider of clearspan solutions and three regional storage and modular companies, which consisted primarily of approximately 600 climate-controlled containers and 800 modular units, for $84.5 million in cash. As of the acquisition dates, the fair value of rental equipment acquired from these asset acquisitions was $80.7 million.
Integration Costs
The Company records integration costs related to acquisitions within selling, general and administrative ("SG&A") expense. The Company incurred $7.5 million, $10.4 million and $15.5 million in integration costs for the years ended December 31, 2024, 2023 and 2022, respectively.
Termination of Agreement to Acquire McGrath RentCorp
On January 28, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with McGrath RentCorp ("McGrath"). On September 17, 2024, the Company and McGrath mutually agreed to terminate the Merger Agreement. In accordance with the terms of the Merger Agreement, the Company paid McGrath a $180.0 million termination fee during the year ended December 31, 2024. During the year ended December 31, 2024, the Company recorded $42.4 million in legal and professional fees related to the McGrath transaction within SG&A expense.
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

NOTE 3 - Discontinued Operations
Tank and Pump Divestiture
On September 30, 2022, the Company sold its former Tank and Pump segment for $321.9 million. Exiting the former Tank and Pump segment represented the Company’s strategic shift to concentrate its operations on its core modular and storage businesses. Results for the former Tank and Pump segment are reported in income from discontinued operations within the consolidated statements of operations for the year ended December 31, 2022.
UK Storage Solutions Divestiture
On January 31, 2023, the Company sold its former UK Storage Solutions segment for $418.1 million. Exiting the UK Storage Solutions segment represented the Company’s strategic shift to concentrate its operations on its core modular and storage businesses in North America. Results for the former UK Storage Solutions segment are reported in income from discontinued operations within the consolidated statements of operations for the years ended December 31, 2023 and 2022.
The following tables present the results of the former Tank and Pump segment and the former UK Storage Solutions segment as reported in income from discontinued operations within the consolidated statements of operations. The 2022 results for the former Tank and Pump segment represent results for the nine months ended September 30, 2022 as the Company sold the former Tank and Pump segment on September 30, 2022. The 2023 results for the former UK Storage Solutions segment represent results for one month as the Company sold the former UK Storage Solutions segment on January 31, 2023.

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

	Year Ended December 31, 2022
(in thousands)	Tank and Pump	UK Storage Solutions	Total
Revenues:
Leasing and services revenue:
Leasing	$65,572	$79,772	$145,344
Delivery and installation	27,665	22,876	50,541
Sales revenue:
New units	2,202	1,106	3,308
Rental units	917	1,455	2,372
Total revenues	96,356	105,209	201,565
Costs:
Costs of leasing and services:
Leasing	13,828	16,737	30,565
Delivery and installation	23,285	14,867	38,152
Costs of sales:
New units	1,636	738	2,374
Rental units	310	1,012	1,322
Depreciation of rental equipment	8,145	4,254	12,399
Gross profit	49,152	67,601	116,753
Expenses:
Selling, general and administrative	18,045	21,795	39,840
Other depreciation and amortization	6,103	5,906	12,009
Currency losses, net	—	138	138
Other expense (income), net	4	(7)	(3)
Operating income	25,000	39,769	64,769
Interest expense	512	789	1,301
Income from discontinued operations before income tax	24,488	38,980	63,468
Income tax expense from discontinued operations	843	34,882	35,725
Gain on sale of discontinued operations	35,456	—	35,456
Income from discontinued operations	$59,101	$4,098	$63,199
For the year ended December 31, 2022, significant operating and investing items related to the former Tank and Pump segment were as follows:

Years Ended December 31,
(in thousands)	2022
Operating activities of discontinued operations:
Depreciation and amortization	$14,248
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$918
Purchases of rental equipment and refurbishments	$(21,831)
Purchases of property, plant and equipment	$(525)
For the years ended December 31, 2023 and 2022, significant operating and investing items related to the UK Storage Solutions segment were as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Operating activities of discontinued operations:
Depreciation and amortization	$—	$10,160
Investing activities of discontinued operations:
Proceeds from sale of rental equipment	$514	$1,455
Purchases of rental equipment and refurbishments	$(371)	$(23,931)
Proceeds from sale of property, plant and equipment	$8	$504
Purchases of property, plant and equipment	$(64)	$(3,752)
NOTE 4 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the years ended December 31, as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
US	$2,243,545	$2,219,561	$1,998,796
Canada	125,154	120,123	125,536
Mexico	27,019	25,083	18,291
Total revenues	$2,395,718	$2,364,767	$2,142,623
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes turnkey space solutions along with VAPS, which include workstations, furniture, appliances, media packages, power and solar solutions, telematics, connectivity and data solutions, security and protection products, entrance packages, electrical and lighting products, organization and space optimization assets, perimeter solutions, and other items used by customers in connection with the Company's products. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance, removal, and other ad hoc services.
The Company’s revenue by major product and service line for the years ended December 31, was as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Modular space leasing revenue(a)	$1,011,086	$953,822	$840,926
Portable storage leasing revenue	356,873	396,781	361,197
VAPS and third party leasing revenues(b)	397,640	391,948	343,625
Other leasing-related revenue(c)	74,276	91,384	75,942
Leasing revenue	1,839,875	1,833,935	1,621,690
Delivery and installation revenue	418,881	437,179	429,152
Total leasing and services revenue	2,258,756	2,271,114	2,050,842
New unit sales revenue	74,499	48,129	40,338
Rental unit sales revenue	62,463	45,524	51,443
Total revenues	$2,395,718	$2,364,767	$2,142,623
(a) Includes revenue from clearspan structures.
(b) Includes $35.2 million, $23.9 million, and $25.3 million of service revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
(c) Includes primarily damage billings, delinquent payment charges, other processing fees, and is partially offset by provisions for specific uncollectible receivables.

Leasing and Services Revenue
The majority of revenue (75%, 77%, and 75% for the years ended December 31, 2024, 2023 and 2022, respectively) is generated by lease income subject to the guidance of ASC 842. The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.
At December 31, 2024 and for the years ended December 31, 2025 through 2029 and thereafter, future committed leasing revenues under non-cancelable operating leases with the Company’s customers, excluding revenue from delivery and installation and potential lease extensions, were as follows:

(in thousands)	Operating Leases
2025	$368,440
2026	125,376
2027	45,784
2028	18,164
2029	4,705
Thereafter	3,602
Total	$566,071
Receivables
The Company manages credit risk associated with its accounts receivables at the customer level. Because the same customers generate the revenues that are accounted for under both ASC 606 and ASC 842, the discussions below on credit risk and the Company's allowance for credit losses address the Company's total revenues.
Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end markets. No single customer accounted for more than 1.7% and 1.0% of the Company’s receivables at December 31, 2024 and 2023, respectively. The Company's top five customers with the largest open receivables balances represented 5.2% and 4.3% of the total receivables balance as of December 31, 2024 and 2023, respectively. The Company manages credit risk through credit approvals, credit limits, and other monitoring procedures.
The Company's allowance for credit losses reflects its estimate of the amount of receivables that it will be unable to collect. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimates reflect changing circumstances, and the Company may be required to increase or decrease its allowance. During the years ended December 31, 2024, 2023 and 2022, the Company recognized bad debt expense to reflect changes in the allowance for credit losses of $20.4 million, $23.4 million, and $10.4 million, respectively, within SG&A expense in its consolidated statements of operations.
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of December 31, 2024 and 2023, the Company had approximately $139.4 million and $124.1 million, respectively, of deferred revenue related to service revenue billed in advance. During the years ended December 31, 2024, 2023 and 2022, $72.7 million, $67.6 million and $47.2 million, respectively, of deferred revenue related to service revenue billed in advance was recognized as revenue.
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

NOTE 5 - Leases
As of December 31, 2024, the future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases
2025	$73,817	$32,006
2026	66,773	30,488
2027	54,144	27,253
2028	41,901	29,735
2029	25,572	21,858
Thereafter	49,285	25,306
Total lease payments	311,492	166,646
Less: interest	(44,239)	(22,858)
Present value of lease liabilities	$267,253	$143,788
Lease liabilities as of December 31, 2024 excluded $48.7 million of minimum lease payments related to a lease arrangement that was legally binding but had not yet commenced. The lease is estimated to commence in fiscal year 2025 with an initial lease term of 12 years.
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the consolidated balance sheets.
The Company’s lease activity during the years ended December 31, 2024, 2023, and 2022 was as follows:

	Years Ended December 31,
Components of lease expense (in thousands)	2024	2023	2022
Finance Lease Expense
Amortization of finance lease assets	$14,159	$16,945	$13,900
Interest on obligations under finance leases	6,350	3,777	1,899
Total finance lease expense	$20,509	$20,722	$15,799

Operating Lease Expense
Fixed lease expense
Cost of leasing and services	$1,101	$1,396	$2,797
Selling, general and administrative	80,199	67,374	60,017
Short-term lease expense
Cost of leasing and services	28,758	26,010	32,947
Selling, general and administrative	2,071	1,789	1,792
Variable lease expense
Cost of leasing and services	762	2,109	5,388
Selling, general and administrative	10,925	8,380	7,289
Total operating lease expense	$123,816	$107,058	$110,230

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Years Ended December 31,
Supplemental Cash Flow Information (in thousands)	2024	2023	2022
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$81,046	$68,889	$61,418
Operating cash outflows from finance leases	$6,087	$3,715	$1,895
Financing cash outflows from finance leases	$19,429	$16,510	$15,159

Right of use assets obtained in exchange for lease obligations	$92,343	$95,897	$55,005
Assets obtained in exchange for finance leases	$46,253	$58,737	$29,803
Weighted-average remaining operating lease terms and the weighted average discount rates as of December 31 were as follows:

Lease Terms and Discount Rates	2024	2023
Weighted-average remaining lease term - operating leases	5.1 years	5.4 years
Weighted-average discount rate - operating leases	5.8%	5.9%
Weighted-average remaining lease term - finance leases	4.8 years	5.0 years
Weighted-average discount rate - finance leases	5.1%	4.8%

NOTE 6 - Inventories
Inventories at December 31, consisted of the following:

(in thousands)	2024	2023
Raw materials	$39,823	$43,071
Finished units	7,650	4,335
Inventories	$47,473	$47,406

NOTE 7 - Rental Equipment, net
Rental equipment, net at December 31 consisted of the following:

(in thousands)	2024	2023
Modular space units	$3,658,086	$3,541,451
Portable storage units	1,070,025	1,009,059
Value-added products	220,205	204,933
Total rental equipment	4,948,316	4,755,443
Less: accumulated depreciation	(1,570,377)	(1,374,128)
Rental equipment, net	$3,377,939	$3,381,315
The Company had rental equipment in the following geographic areas at December 31:

(in thousands)	2024	2023
US	$4,532,692	$4,311,256
Canada	374,446	396,127
Mexico	41,178	48,060
Total rental equipment	4,948,316	4,755,443
Less: accumulated depreciation	(1,570,377)	(1,374,128)
Rental equipment, net	$3,377,939	$3,381,315

NOTE 8 – Property, Plant and Equipment, net
Property, plant and equipment, net at December 31 consisted of the following:

(in thousands)	2024	2023
Land, buildings, and leasehold improvements	$184,475	$178,117
Vehicles and equipment	272,587	233,793
Office furniture, fixtures and software	119,622	109,460
Total property, plant and equipment	576,684	521,370
Less: accumulated depreciation	(213,611)	(180,483)
Property, plant and equipment, net	$363,073	$340,887
Depreciation expense related to property, plant and equipment was $44.3 million, $47.1 million, and $38.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The depreciation expense for these assets was presented in other depreciation and amortization in the consolidated statements of operations. As of December 31, 2024 and 2023, the gross cost of property, plant and equipment assets under finance leases was $177.6 million and $133.3 million, respectively, with related accumulated depreciation of $52.5 million and $40.8 million, respectively.

NOTE 9 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Total
Balance at December 31, 2022	$1,011,429
Additions from acquisitions	164,502
Effects of movements in foreign exchange rates	704
Balance at December 31, 2023	1,176,635
Additions from acquisitions	26,948
Effects of movements in foreign exchange rates	(2,230)
Balance at December 31, 2024	$1,201,353
The Company conducted its annual impairment test of goodwill as of October 1, 2024 and determined that there was no impairment of goodwill identified. Accumulated historical goodwill impairment losses were $792.8 million prior to Double Eagle Acquisition Corporation's acquisition of Williams Scotsman International, Inc. in 2017. There were no goodwill impairments recorded for the years ended December 31, 2024, 2023 and 2022.
Intangible Assets
Intangible assets other than goodwill at December 31, consisted of the following:

	December 31, 2024
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Impairment Loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.5	$215,408	$—	$(113,415)	$101,993
Technology	1.5	1,500	—	(1,125)	375
Trade names	2.7	165,500	(132,540)	(9,164)	23,796
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets other than goodwill		$507,408	$(132,540)	$(123,704)	$251,164

	December 31, 2023
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	4.5	$214,408	$(84,324)	$130,084
Technology	2.5	1,500	(875)	625
Indefinite-lived intangible assets:
Trade name - Mobile Mini		164,000	—	164,000
Trade name - WillScot		125,000	—	125,000
Total intangible assets other than goodwill		$504,908	$(85,199)	$419,709
For the years ended December 31, 2024, 2023 and 2022, the aggregate amount recorded to depreciation and amortization expense for intangible assets subject to amortization was $38.5 million, $25.8 million and $23.8 million, respectively.
In the second quarter of 2024, the Company determined that a review of the carrying value of the Mobile Mini trade name was necessary based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name. As of June 30, 2024, the Mobile Mini trade name was tested for impairment using the relief from royalty valuation method. The estimate of fair value included a discount rate of 9%, an unobservable input (Level 3). After determining the estimated fair value, the Company recorded an impairment charge of $132.5 million during the year ended December 31, 2024. This non-cash charge was recorded to impairment loss on intangible asset on the consolidated statement of operations. After the impairment charge, the remaining net book value of the Mobile Mini trade name was $31.5 million, which is being amortized over the remaining useful life of the asset.
As of December 31, 2024, the expected future amortization expense for intangible assets is as follows:

(in thousands)	Amortization Expense
2025	$43,438
2026	37,093
2027	30,463
2028	14,920
2029	250
Total	$126,164

NOTE 10 - Debt
The carrying value of debt outstanding at December 31 consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	2024	2023
2025 Secured Notes	6.125%	2025	$525,283	$522,735
ABL Facility	Varies	2027	1,556,651	1,929,259
2028 Secured Notes	4.625%	2028	495,582	494,500
2029 Secured Notes	6.625%	2029	492,467	—
2031 Secured Notes	7.375%	2031	494,329	493,709
Finance Leases	Varies	Varies	143,788	117,099
Total debt			3,708,100	3,557,302
Less: current portion of long-term debt			24,598	18,786
Total long-term debt			$3,683,502	$3,538,516

Maturities of debt, including finance leases, during the years subsequent to December 31, 2024 are as follows:

(in thousands)
2025	$558,506
2026	30,488
2027	1,602,901
2028	529,735
2029	521,858
Thereafter	525,306
Total	$3,768,794
The Company records debt issuance costs as offsets against the carrying value of the related debt. These debt costs are amortized and included as part of interest expense over the remaining contractual terms of those debt instruments for each of the next five years as follows:

(in thousands)	Debt issuance cost amortization
2025	$12,069
2026	$11,065
2027	$7,489
2028	$3,454
2029	$1,763
Thereafter	$1,759
Asset Backed Lending Facility
On July 1, 2020, certain subsidiaries of the Company, including Williams Scotsman, Inc. ("WSI"), entered into an asset-based credit agreement. As amended on June 30, 2022, the agreement provides for revolving credit facilities in the aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”), (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the "ABL Facility"), available to be drawn in US Dollars, Canadian Dollars, British Pounds Sterling or Euros, and (iii) an accordion feature that permits the Company to increase the lenders' commitments in an aggregate amount not to exceed the greater of $750.0 million and the amount of suppressed availability (as defined in the ABL Facility), plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility, subject to the satisfaction of customary conditions including lender approval. The ABL Facility is scheduled to mature on June 30, 2027.
The applicable margin for Canadian Bankers' Acceptance Rate, Term Secured Overnight Financing Rate ("SOFR"), British Pounds Sterling and Euro loans is 1.50%. In addition to the applicable margin, the facility includes a credit spread adjustment of 0.10%. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% or one step up of 0.25% based on the Company's leverage ratio and excess availability from the prior quarter. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. As of December 31, 2024, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the interest rate swap agreements, was 5.33%. Refer to Note 14 for a more detailed discussion on interest rate management.
On February 26, 2024, WSI entered into an amendment to the ABL Facility (the "Fifth Amendment") to, among other things, change the rate under the ABL Facility for borrowings denominated in Canadian Dollars from a Canadian Dollar Offered Rate ("CDOR")-based rate to a Canadian Overnight Repo Rate Average ("CORRA")-based rate, subject to certain adjustments specified in the ABL Facility, and to update certain other provisions regarding successor interest rates to CDOR. On February 27, 2024, WSI and certain other subsidiaries of the Company entered into an amendment to the ABL Facility (the "Sixth Amendment"), which was to become effective upon the closing of the Company's proposed acquisition of McGrath. Following the termination of the Merger Agreement on September 17, 2024, the Sixth Amendment was null and void.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate Revolver Commitments and (ii) the Borrowing Base ("Line Cap"). At December 31, 2024, the Line Cap was $3.2 billion and the Borrowers had approximately $1.6 billion of available borrowing capacity under the ABL Facility, including $1.4 billion under the US Facility and $183.1 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $220.0 million letters of credit and $220.0 million of swingline loans. At December 31, 2024, the available capacity was $199.4 million of letters of credit and $219.3 million of swingline loans. At December 31, 2024, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $20.6 million of standby letters of credit under the ABL Facility at December 31, 2024. The Company had approximately $1.6 billion outstanding principal under the ABL Facility at December

31, 2024. Debt issuance costs of $19.0 million and $26.8 million were included in the carrying value of the ABL Facility at December 31, 2024 and December 31, 2023, respectively.
The obligations of the US Borrowers are unconditionally guaranteed by WSI and each existing and subsequently acquired or organized direct or indirect wholly-owned US organized restricted subsidiary of WSI, other than excluded subsidiaries (together with WSI, the "US Guarantors"). The obligations of the Multicurrency Borrowers are unconditionally guaranteed by the US Borrowers and the US Guarantors, and each existing and subsequently acquired or organized direct or indirect wholly-owned Canadian organized restricted subsidiary of Holdings other than certain excluded subsidiaries (together with the US Guarantors, the "ABL Guarantors").
Senior Secured Notes
On June 15, 2020, WSI completed a private offering of $650.0 million in aggregate principal amount of its 6.125% senior secured notes due 2025 (the "2025 Secured Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended ("Rule 144A"). The 2025 Secured Notes mature on June 15, 2025 and bear interest at a rate of 6.125% per annum. Interest is payable semi-annually on June 15 and December 15 of each year. In 2021, the Company redeemed $123.5 million of its 2025 Secured Notes. As of December 31, 2024, the aggregate principal amount outstanding for the 2025 Secured Notes was $526.5 million. Unamortized deferred financing costs pertaining to the 2025 Secured Notes were $1.2 million as of December 31, 2024. At December 31, 2024, the 2025 Secured Notes were classified as long-term on the Consolidated Balance Sheet as the Company has the intent and believes it has the ability to refinance this obligation on a long-term basis as demonstrated by the forecasted available capacity under the ABL Facility, among other refinancing alternatives to be considered opportunistically.
On August 25, 2020, WSI completed a private offering of $500.0 million in aggregate principal amount of its 4.625% senior secured notes due 2028 (the "2028 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. The 2028 Secured Notes mature on August 15, 2028 and bear interest at a rate of 4.625% per annum. Interest is payable semi-annually on August 15 and February 15 of each year. Unamortized deferred financing costs pertaining to the 2028 Secured Notes were $4.4 million as of December 31, 2024.
On September 25, 2023, WSI completed a private offering of $500.0 million in aggregate principal amount of its 7.375% senior secured notes due 2031 (the "2031 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay approximately $494.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses. The 2031 Secured Notes mature on October 1, 2031 and bear interest at a rate of 7.375% per annum. Interest is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2024. Unamortized deferred financing costs pertaining to the 2031 Secured Notes were $5.7 million as of December 31, 2024.
On June 28, 2024, WSI completed a private offering of $500.0 million in aggregate principal amount of its 6.625% senior secured notes due 2029 (the "2029 Secured Notes") to qualified institutional buyers pursuant to Rule 144A. Proceeds were used to repay approximately $495.0 million of outstanding indebtedness under the ABL Facility and certain fees and expenses. The 2029 Secured Notes mature on June 15, 2029 and bear interest at a rate of 6.625% per annum. Interest is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2024. Unamortized deferred financing costs pertaining to the 2029 Secured Notes were $7.5 million as of December 31, 2024.
The tables below depict the redemption prices (expressed as percentages of the principal amount) of the notes if redeemed during the twelve-month period commencing on the dates below, plus accrued and unpaid interest, if any, to but not including the date of redemption.
2025 Secured Notes

Year	Redemption Price
June 15, 2024 and thereafter	100.000%
2028 Secured Notes

Year	Redemption Price
August 15, 2024	101.156%
August 15, 2025 and thereafter	100.000%
2029 Secured Notes
The Company may redeem the 2029 Secured Notes at any time before June 15, 2026 at a redemption price equal to 100% of the principal amount thereof, plus a customary make whole premium for the notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date. Before June 15, 2026, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Secured Notes at a price equal to 106.625% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date with the net proceeds of certain equity offerings. At any time prior to June 15, 2026, the Company may also redeem up to 10% of the aggregate principal amount at a redemption price equal to 103% of the principal amount of the 2029 Secured Notes being redeemed during each twelve-month period commencing with the issue date, plus accrued and unpaid interest, if any, to but not including the redemption date. The table below depicts the redemption prices (expressed as percentages of the principal amount) of the notes if redeemed during the twelve-month period commencing on the dates below, plus accrued and unpaid interest, if any, to but not including the date of redemption.

Year	Redemption Price
June 15, 2026	103.313%
June 15, 2027	101.656%
June 15, 2028 and thereafter	100.000%
2031 Secured Notes
The Company may redeem the 2031 Secured Notes at any time before October 1, 2026 at a redemption price equal to 100% of the principal amount thereof, plus a customary make whole premium for the notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date. Before October 1, 2026, the Company may redeem up to 40% of the aggregate principal amount of the 2031 Secured Notes at a price equal to 107.375% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date with the net proceeds of certain equity offerings. At any time prior to October 1, 2026, the Company may also redeem up to 10% of the aggregate principal amount at a redemption price equal to 103% of the principal amount of the 2031 Secured Notes being redeemed during each twelve-month period commencing with the issue date, plus accrued and unpaid interest, if any, to but not including the redemption date. The table below depicts the redemption prices (expressed as percentages of the principal amount) of the notes if redeemed during the twelve-month period commencing on the dates below, plus accrued and unpaid interest, if any, to but not including the date of redemption.

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
Finance Leases
The Company maintains finance leases primarily for transportation related equipment. At December 31, 2024 and December 31, 2023, obligations under the finance leases were $143.8 million and $117.1 million, respectively.
The Company is in compliance with all debt covenants and restrictions for the aforementioned debt instruments as of and for the year ended December 31, 2024.

NOTE 11 - Equity
Preferred Stock
WillScot's certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, the Company had zero shares of Preferred Stock issued and outstanding.
Common Stock
WillScot's certificate of incorporation authorizes the issuance of 500,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 183,564,899 shares of Common Stock issued and outstanding as of December 31, 2024. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.
In connection with stock compensation vesting and stock option exercises described in Note 16, and the warrant exercises described in Note 12, the Company issued 731,210, 549,272 and 3,847,905 shares of Common Stock during the years ended December 31, 2024, 2023 and 2022, respectively.

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
During the year ended December 31, 2024, the Company repurchased 7,133,446 shares of Common Stock for $270.4 million, excluding excise tax. During the year ended December 31, 2023, the Company repurchased 18,533,819 shares of Common Stock and stock equivalents for $810.8 million, excluding excise tax. As of December 31, 2024, $821.8 million of the authorization for future repurchases of our common stock remained available.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCI"), net of tax, for the years ended December 31, 2024, 2023 and 2022, were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2021	$(25,574)	$(3,497)	$(29,071)
Other comprehensive loss before reclassifications	(44,548)	(1,033)	(45,581)
Reclassifications from AOCI to income (a)	—	4,530	4,530
Balance at December 31, 2022	(70,122)	—	(70,122)
Other comprehensive income before reclassifications	14,091	14,813	28,904
Reclassifications from AOCI to income (a)	—	(11,550)	(11,550)
Balance at December 31, 2023	(56,031)	3,263	(52,768)
Other comprehensive (loss) income before reclassifications	(24,689)	27,005	2,316
Reclassifications from AOCI to income (a)	—	(20,175)	(20,175)
Balance at December 31, 2024	$(80,720)	$10,093	$(70,627)
(a) For the years ended December 31, 2024, 2023 and 2022, $(20.2) million, $(11.6) million and $4.5 million, respectively, was reclassified from AOCI into the consolidated statements of operations within interest expense related to the interest rate swaps discussed in Note 14. For the years ended December 31, 2024, 2023 and 2022, the Company recorded tax expense (benefit) of $5.0 million, $2.9 million and $(1.1) million, respectively, associated with this reclassification.

NOTE 12 - Warrants
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
The Company accounted for the 2018 Warrants as liabilities until June 30, 2020, the date all issued and outstanding shares of the Company's Class B Common Stock were cancelled. Subsequent to June 30, 2020, the 2018 Warrants were equity classified through their expiration in November 2022.
During the year ended December 31, 2022, 33,965 of the 2018 Warrants were repurchased for $0.6 million and cancelled. In addition, during the year ended December 31, 2022, 4,011,665 of the 2018 Warrants were exercised on a cashless basis, resulting in the issuance of 2,590,940 shares of Common Stock. The remaining 32,543 of the 2018 Warrants expired on November 29, 2022. Effective November 29, 2022, no 2018 Warrants were outstanding.

NOTE 13 – Income Taxes
The components of income tax expense from continuing operations for the years ended December 31, are comprised of the following:

(in thousands)	2024	2023	2022
Current
Federal	$29,518	$—	$—
State	17,457	12,250	11,327
Foreign	6,823	7,382	6,204
Deferred
Federal	(23,990)	80,698	63,585
State	(19,197)	27,276	8,917
Foreign	(2,136)	(1,031)	(1,170)
Total income tax expense from continuing operations	$8,475	$126,575	$88,863
Income tax expense from continuing operations differed from the amount computed by applying the US statutory income tax rate of 21% to the income from continuing operations before income taxes as follows for the years ended December 31:

(in thousands)	2024	2023	2022
Income from continuing operations before income tax
US	$18,686	$444,557	$341,412
Foreign	17,918	23,862	23,792
Total income from continuing operations before income tax	$36,604	$468,419	$365,204

US Federal statutory income tax expense	$7,687	$98,368	$76,693
Effect of tax rates in foreign jurisdictions	1,175	1,434	1,085
State income tax expense, net of federal benefit	784	25,412	17,078
Valuation allowances	2,776	(815)	(6,907)
Non-deductible (non-taxable) items	677	775	1,147
Non-deductible executive compensation	1,813	2,014	1,258
Tax credits	(6,988)	(396)	(161)
Uncertain tax positions	(791)	(523)	(804)
Tax law changes (excluding valuation allowance) (a)	(166)	(50)	(94)
Other	1,508	356	(432)
Income tax expense from continuing operations	$8,475	$126,575	$88,863
Effective income tax rate	23.15%	27.02%	24.33%
(a) Tax law changes primarily represent changes in tax law in foreign jurisdictions.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as net operating losses and carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

(in thousands)	2024	2023
Deferred tax assets
Deferred interest expense	$118,228	$116,982
Employee benefit plans	10,408	9,079
Accrued liabilities	5,011	5,996
Allowance for credit losses	25,828	21,964
Deferred revenue	60,907	57,494
Operating lease liability	66,925	61,849
Other	12,397	5,006
Tax loss carryforwards	75,312	99,676
Deferred tax assets, gross	375,016	378,046
Valuation allowance	(4,206)	(1,430)
Net deferred income tax asset	$370,810	$376,616

Deferred tax liabilities
Rental equipment and other property, plant and equipment	$(791,853)	$(808,873)
Intangible assets	(18,106)	(60,358)
Right of use asset	(66,508)	(61,653)
Deferred tax liability	(876,467)	(930,884)
Net deferred income tax liability	$(505,657)	$(554,268)
The Company's valuation allowance increased by $2.8 million from 2023, related to capital loss generated from the McGrath termination fee that is not more likely than not realizable in certain states that do not allow capital loss carryback or carryforward.
Tax loss carryforwards as of December 31, 2024 are outlined in the table below and include US Federal and US state. The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as a change in the ownership of the Company. Some of the Company’s tax attributes are subject to annual limitations due to historical changes in ownership from acquisitions, mergers or other related ownership shift events; however, the Company anticipates that our remaining available net operating losses will be consumed prior to their expiration. The Company’s tax loss carryforwards are as follows at December 31, 2024:

(in thousands)	Loss Carryforward	Deferred Tax	Expiration
Jurisdiction:
US - Federal	$105,115	$22,074	2031, Indefinite
US - Capital Loss	180,000	44,742	2029
US - State	190,330	8,496	2025 – 2043, Indefinite
Total	$475,445	$75,312
As of December 31, 2024, the total amount of the basis difference in investments outside the US, which are indefinitely reinvested and for which deferred taxes have not been provided, is approximately $162.0 million. The tax, if any, associated with the recovery of the basis difference is dependent on the manner in which it is recovered and is not readily determinable.
Unrecognized Tax Positions
The Company is subject to taxation in US, Canada, Mexico, India, and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of statute of limitations for assessing additional taxes, which generally ranges from two to five years after the end of the applicable tax year. As of December 31, 2024, generally, tax years for 2018 through 2023 remain subject to examination by the tax authorities. In addition, in certain taxing jurisdictions, in the case of carryover tax attributes to years open for assessment, such attributes may be subject to reduction by taxing authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2024	2023	2022
Unrecognized tax benefits – January 1,	$43,134	$43,627	$44,314
Decrease from expiration of statute of limitations(a)	(16,624)	(493)	(687)
Unrecognized tax benefits – December 31,	$26,510	$43,134	$43,627
(a) Includes $15.8 of presentational adjustments with no effect on amounts presented in the consolidated balance sheet or the annual effective tax rate for the year ended December 31, 2024.
At December 31, 2024 there were $25.8 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
The Company classifies interest on tax deficiencies and income tax penalties within income tax expense. During the years ended December 31, 2024, 2023, and 2022, the Company recognized approximately $(0.2) million, $0.0 million, and $(0.1) million in interest, respectively. The Company accrued approximately $0.2 million and $0.4 million for the payment of interest at December 31, 2024 and 2023, respectively.
Future tax settlements or statute of limitation expirations could result in a change to the Company’s uncertain tax positions. As of December 31, 2024, the Company believes that it is reasonably possible that approximately $0.2 million of unrecognized tax benefits could decrease in the next twelve months as a result of the expiration of statutes of limitation, audit settlements or resolution of tax uncertainties.

NOTE 14 - Derivatives
Interest Rate Swaps
In January 2024, the Company entered into two interest rate swap agreements with financial counterparties relating to $500.0 million in aggregate notional amount of variable-rate debt under the ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and makes payments based on a fixed interest rate of 3.70% on the notional amount. The swap agreements terminate on June 30, 2027.
In January 2023, the Company entered into two interest rate swap agreements with financial counterparties relating to $750.0 million in aggregate notional amount of variable-rate debt under the Company’s ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and makes payments based on a fixed interest rate of 3.44% on the notional amount. The swap agreements terminate on June 30, 2027.
In 2018, the Company entered into an interest rate swap agreement with a financial counterparty relating to $400.0 million in aggregate notional amount of variable-rate debt under the ABL Facility. Under the terms of the agreement, the Company received a floating rate equal to one-month LIBOR and made payments based on a fixed interest rate of 3.06% on the notional amount. The swap agreement terminated on May 29, 2022.
The swap agreements were designated and qualified as hedges of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. At December 31, 2024, the floating rate that the Company received under the terms of these swap agreements was 4.34% for the swap agreements entered in January 2023 and 4.38% for the swap agreements entered in January 2024.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	2024	2023
Cash Flow Hedges:
Interest rate swap	Prepaid expenses and other current assets	$6,990	$9,145
Interest rate swap	Other non-current assets	$6,666	$—
Interest rate swap	Other non-current liabilities	$—	$(4,595)
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
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s statement of operations for the years ended December 31:

(in thousands)	2024	2023	2022
Gain recognized in OCI	$29,256	$15,901	$4,669
Location of gain (loss) recognized in income	Interest expense, net	Interest expense, net	Interest expense, net
(Gain) loss reclassified from AOCI into income	$(20,175)	$(11,550)	$4,530
Over the next twelve months, the Company expects to reclassify $6.8 million, net of tax, from accumulated other comprehensive income into the consolidated statement of operations within interest expense related to the interest rate swaps.

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
The Company has assessed that the fair values of cash and short-term deposits, marketable securities, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. The Company's nonfinancial assets, which are measured at fair value on a nonrecurring basis, include rental equipment, property, plant and equipment, goodwill, intangible assets and certain other assets. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at December 31, 2024 and December 31, 2023 approximate their respective book values. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates.
The fair values of the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Secured Notes, and the 2031 Secured Notes are based on their last trading price at the end of each period obtained from a third party. The following table shows the carrying amounts and fair values of these financial liabilities measured using Level 2 inputs:

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Secured Notes	$525,283	$527,269	$522,735	$527,021
2028 Secured Notes	495,582	477,170	494,500	474,285
2029 Secured Notes	492,467	506,235	—	—
2031 Secured Notes	494,329	514,310	493,709	528,075
Total	$2,007,661	$2,024,984	$1,510,944	$1,529,381
As of December 31, 2024, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Secured Notes, and the 2031 Secured Notes included $1.2 million, $4.4 million, $7.5 million, and $5.7 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2023, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, and the 2031 Secured notes included $3.8 million, $5.5 million, and $6.3 million, respectively, of unamortized debt issuance costs which were presented as a direct reduction of the corresponding liability. The location and the fair value of derivative assets and liabilities in the consolidated balance sheet are disclosed in Note 14.

NOTE 16 - Stock-Based Compensation
Restricted Stock Awards
The following table summarizes the Company's RSA activity during the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2021	36,176	$29.30
Granted	35,244	$37.17
Vested	(36,176)	$29.30
Balance December 31, 2022	35,244	$37.17
Granted	28,946	$44.44
Vested	(35,244)	$37.17
Balance December 31, 2023	28,946	$44.44
Granted	36,346	$38.11
Vested	(28,946)	$44.44
Balance December 31, 2024	36,346	$38.11
Compensation expense for RSAs recognized in SG&A expense in the consolidated statements of operations was $1.3 million, $1.3 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024, unrecognized compensation cost related to RSAs totaled $0.7 million and was expected to be recognized over the remaining weighted average vesting period of 0.5 years. The total fair value of RSA's vested in 2024, 2023, and 2022 was $1.1 million, $1.6 million, and $1.3 million, respectively.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity during the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2021	997,451	$18.54
Granted	377,804	$35.40
Forfeited	(106,570)	$31.35
Vested	(478,906)	$16.42
Balance December 31, 2022	789,779	$26.16
Granted	213,388	$50.74
Forfeited	(61,848)	$36.75
Vested	(322,483)	$21.38
Balance December 31, 2023	618,836	$36.07
Granted	273,524	$48.68
Forfeited	(45,544)	$46.58
Vested	(270,164)	$30.41
Balance December 31, 2024	576,652	$43.87
Compensation expense for Time-Based RSUs recognized in SG&A expense in the consolidated statements of operations was $10.2 million, $8.1 million, and $8.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024, unrecognized compensation cost related to Time-Based RSUs totaled $15.1 million and was expected to be recognized over the remaining weighted average vesting period of 2.1 years. The total fair value of Time-Based RSU's vested in 2024, 2023, and 2022 was $12.4 million, $16.2 million, and $18.0 million, respectively.

Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity during the years ended December 31, 2024 and 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2021	1,536,394	$26.34
Granted	745,079	$42.34
Forfeited	(74,071)	$41.66
Vested	(313,152)	$16.45
Balance December 31, 2022	1,894,250	$33.67
Granted	376,826	$69.52
Forfeited	(37,451)	$47.52
Vested	(293,934)	$16.34
Balance December 31, 2023	1,939,691	$42.95
Granted	295,833	$66.60
Forfeited	(62,074)	$63.46
Vested	(404,990)	$39.30
Balance December 31, 2024	1,768,460	$47.02
Compensation expense for Performance-Based RSUs recognized in SG&A expense in the consolidated statements of operations was $24.5 million, $24.9 million and $20.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024, unrecognized compensation cost related to Performance-Based RSUs totaled $25.3 million and was expected to be recognized over the remaining weighted average vesting period of 1.0 year. The total fair value of Performance-Based RSU's vested in 2024, 2023, and 2022 was $36.3 million, $15.0 million and $11.9 million, respectively. Refer to Note 1 for the details of conditions required for the performance-based RSUs to vest.
Stock Options
The following table summarizes the Company's stock option activity during the years ended December 31, 2024, 2023 and 2022:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance at December 31, 2021	534,188	$13.60	1,527,643	$14.66
Exercised	—	$—	(663,367)	$16.93
Balance at December 31, 2022	534,188	$13.60	864,276	$12.91
Exercised	—	$—	(35,030)	$14.21
Balance at December 31, 2023	534,188	$13.60	829,246	$12.86
Exercised	—	$—	(14,357)	$17.59
Balance at December 31, 2024	534,188	$13.60	814,889	$12.77

Fully vested and exercisable options, December 31, 2024	534,188	$13.60	814,889	$12.77
Under our stock option plans, the Company may issue shares on a net basis at the request of the option holder. This occurs by netting the option costs in shares from the shares exercised. No options were granted in the years ended December 31, 2024, 2023, and 2022.
At December 31, 2024, the intrinsic value of both stock options outstanding and stock options fully vested and currently exercisable was $27.5 million. At December 31, 2024, the weighted-average remaining contractual term of options outstanding was 3.2 years for WillScot options and 2.9 years for converted Mobile Mini options. The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $0.4 million, $1.1 million, and $16.0 million, respectively.
Compensation expense for stock option awards, recognized in SG&A expense in the consolidated statements of operations, was $0.2 million for the year ended December 31, 2022. At December 31, 2022, all compensation cost related to stock option awards had been recognized.

NOTE 17 - Commitments and Contingencies
Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of December 31, 2024, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.
Purchase Commitments
In November 2024, the Company entered into a fixed-dollar unconditional purchase obligation with a supplier for rental equipment. Under the terms of the agreement, the Company is obligated to purchase $20.0 million of rental equipment at any time prior to November 2027. The Company has no other material outstanding purchase obligations as of December 31, 2024.

NOTE 18 - Segment Reporting
In January 2024, the Company completed the unification of its go-to market structure by integrating its modular and storage divisions under a single leadership team organized by geography, achieving local product unification within each metropolitan statistical area and the ability to consistently deliver its portfolio of solutions to its entire customer base. In connection with this change in operating model, the Company realigned the composition of its operating and reportable segments to reflect how its Chief Operating Decision Maker ("CODM") reviews financial information to allocate resources to and assess performance of the segments. As a result, the Company concluded that its two operating segments (US and Other North America) are aggregated into one reportable segment as the operating segments share similar economic characteristics (e.g., comparable gross margins and comparable adjusted earnings before interest, taxes, depreciation and amortization margins) and similar qualitative characteristics as the operating segments offer similar products and services to similar customers, use similar methods to distribute products and are subject to similar competitive risks. All historical financial segment information has been recast to conform to this new presentation.
The Company's CODM is the Chief Executive Officer ("CEO"), who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.
Refer to Note 4 for revenue by geographic area and revenue by major product and service lines. Refer to Note 7 for rental equipment by geographic area. Refer to the Consolidated Balance Sheet for total assets. Refer to the Consolidated Statement of Cash Flows for total expenditures for additions to long-lived assets.
The Company defines EBITDA as net income (loss) plus interest (income) expense, income tax (benefit) expense, depreciation and amortization. The Company reflects further adjustments to EBITDA (“Adjusted EBITDA”) to exclude certain non-cash items and the effect of what the Company considers transactions or events not related to its core and ongoing business operations. The measure of profit or loss used by the CODM to evaluate operating segment performance and allocate resources is Adjusted EBITDA. Adjusted EBITDA is used to determine capital allocation between operating segments and certain aspects of management's compensation. Management believes that evaluating operating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company. The Company considers Adjusted EBITDA to be an important metric because it reflects the business performance of the segments, inclusive of indirect costs.

The following tables set forth certain information regarding significant expense categories for the years ended December 31, 2024, 2023, and 2022, respectively.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues:
Leasing and services revenue:
Unit leasing and other rental-related	$1,442,235	$1,441,987	$1,278,065
VAPS and third party leasing	397,640	391,948	343,625
Delivery revenue	224,371	273,598	267,320
Installation revenue	194,510	163,581	161,832
Sales revenue:
New units	74,499	48,129	40,338
Rental units	62,463	45,524	51,443
Total revenues	2,395,718	2,364,767	2,142,623

Less:(a)
Costs of leasing and services:
Unit leasing	316,422	328,124	311,441
VAPS and third party leasing	68,656	70,343	65,427
Delivery	176,551	185,639	194,821
Installation	152,329	131,478	127,815
Costs of sales:
New units	45,554	26,439	24,011
Rental units	32,224	23,141	26,907
Employee SG&A expense(b)	247,886	257,327	268,136
Other segment items(c)	292,936	280,811	240,191
Adjusted EBITDA from continuing operations	$1,063,160	$1,061,465	$883,874
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b) Employee SG&A expense consists of salaries and wages, bonus, commissions, payroll taxes, and employee benefits.
(c) Other segment items consist of service agreements and professional fees, real estate and occupancy costs, travel, bad debt expense, marketing and advertising, taxes, and other miscellaneous expenses.

The following tables present a reconciliation of the Company’s Income from continuing operations to Adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022, respectively:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Income from continuing operations	$28,129	$341,844	$276,341
Income tax expense from continuing operations	8,475	126,575	88,863
Depreciation and amortization	384,972	338,654	319,099
Interest expense, net	227,311	205,040	146,278
Impairment loss on intangible asset	132,540	—	—
Restructuring costs, lease impairment expense and other related charges	9,435	22	168
Currency losses, net	593	6,754	886
Transaction costs	651	2,259	25
Integration costs	7,521	10,366	15,484
Impairment loss on long-lived asset	374	—	—
Stock compensation expense	35,966	34,486	29,613
Termination fee	180,000	—	—
Other(a)	47,193	(4,535)	7,117
Adjusted EBITDA from continuing operations	$1,063,160	$1,061,465	$883,874
(a) Includes $42.4 million in legal and professional fees related to the terminated McGrath transaction for the year ended December 31, 2024.
NOTE 19 - Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to WillScot common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The shares of Common Stock issued as a result of the vesting of RSUs and RSAs as well as the exercise of stock options or redemption of warrants are included in EPS based on the weighted average number of days in which they were outstanding during the period.
Diluted EPS is computed similarly to basic EPS, except that it includes the potential dilution that could occur if dilutive securities were exercised. Effects of potentially dilutive securities are presented only in periods in which they are dilutive.
The following table reconciles income from continuing operations attributable to WillScot common shareholders to net income attributable to common shareholders for the dilutive EPS calculation and the weighted average shares outstanding for the basic calculation to the weighted average shares outstanding for the diluted calculation for the years ended December 31:

(in thousands)	2024	2023	2022
Numerator:
Income from continuing operations	$28,129	$341,844	$276,341
Income from discontinued operations	—	134,613	63,199
Net income	$28,129	$476,457	$339,540

Denominator:
Weighted average Common Shares outstanding - basic	188,102	198,555	216,809
Dilutive effect of outstanding securities:
Warrants	—	—	1,605
RSAs	15	15	18
Time-Based RSUs	152	274	401
Performance-Based RSUs	1,112	2,040	1,471
Stock Options	911	966	1,095
Weighted average Common Shares outstanding - dilutive	190,292	201,850	221,399

The following potential common shares were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

(in thousands)	2024	2023	2022
Time-based RSUs	235	106	—
Performance-based RSUs	645	277	591

Note 20 - Restructuring
In June 2024, the Company implemented a cost-reduction plan for certain centralized and redundant resources to be completed within a one-year period. During the year ended December 31, 2024, restructuring costs incurred under this plan included employee termination costs of $8.6 million. The following is a summary of the activity in the Company’s restructuring accruals for the year ended December 31, 2024:

Year Ended December 31,
(in thousands)	2024
Beginning balance	$—
Charges	8,559
Cash payments	(7,572)
Foreign currency translation	(34)
Ending balance	$953

NOTE 21 - Subsequent Events
On February 18, 2025, the Company's Board of Directors approved a quarterly dividend program. Under the program, subject to quarterly approval and declaration by the Board of Directors, dividends will be payable on the third Wednesday of the third month of each calendar quarter to stockholders of record as of the first Wednesday of that same month. The Board of Directors has declared a quarterly dividend of $0.07 per share, payable on March 19, 2025 to stockholders of record as of the close of business on March 5, 2025.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision of the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's ICFR as of December 31, 2024 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2024, the Company's ICFR was effective based on those criteria.
The effectiveness of the Company’s ICFR as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our ICFR that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our ICFR.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Holdings Corporation
Opinion on Internal Control Over Financial Reporting
We have audited WillScot Holdings Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WillScot Holdings Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Baltimore, Maryland
February 20, 2025

ITEM 9B.    Other Information
During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information to be included under the captions “Director Nominee Biographies & Qualifications,” “Codes of Business Conduct & Ethics,” “Audit Committee,” and “Compensation Governance Policies” in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 11.    Executive Compensation
The information to be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.
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
The following table sets forth information as of December 31, 2024 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected the first column)
Equity compensation plans approved by security holders	2,879,300	(1)	$13.60	(2)	3,195,311
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	2,879,300		$13.60		3,195,311
(1) Includes (a) 0.5 million stock options, (b) 0.6 million restricted stock units and (c) 1.8 million performance-based restricted stock units based on target attainment levels.
(2) The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted stock units, or performance-based restricted stock units in the first column.

In connection with the merger with Mobile Mini, on July 2, 2020, we converted Mobile Mini's outstanding fully vested stock options to 7,361,516 WillScot stock options using a conversion ratio of 2.405. As of December 31, 2024, 814,889 options were outstanding and exercisable; each option is exercisable for one share of Common Stock. The weighted average exercise price of the outstanding options was $12.77 as of December 31, 2024. These options are not included in the table above as they were not issued under the incentive award plans.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information to be included under the captions “Director Independence,” in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

ITEM 14.    Principal Accounting Fees and Services
The information to be included under the caption “Independent Registered Public Accounting Firm Fee Information,” if applicable, in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

PART IV
ITEM 15.    Exhibit and Financial Statement Schedules
The following documents are filed as part of this report:
Consolidated Financial Statements
Financial Statement Schedules
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of January 28, 2024, by and among WillScot Mobile Mini Holdings Corp., Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC, and McGrath RentCorp (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed January 29, 2024).

3.1
Amended and Restated Certificate of Incorporation of WillScot Holdings Corporation, as amended as of July 29, 2024 (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed on July 29, 2024).

3.2	Sixth Amended and Restated Bylaws of WillScot Holdings Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed July 29, 2024).
4.1*	Specimen Common Stock Certificate.
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

4.6
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

4.8
Indenture, dated as of June 28, 2024, by and among WSI, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed June 28, 2024).

4.9*	Description of Registered Securities.
10.1
ABL Credit Agreement, dated July 1, 2020, by and among Williams Scotsman Holdings Corp., WSII, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 1, 2020).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed July 1, 2020).†
10.3	WillScot Mobile Mini Holdings Corp. 2020 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed July 1, 2020).†
10.4*	Form of Restricted Stock Unit Agreement.†
10.5	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K, filed February 20, 2024).†
10.6
Amended and Restated Employment Agreement, dated as of September 7, 2021, by and between WillScot Mobile Mini Holdings Corp. and Bradley Soultz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 8, 2021).†

10.7
Amended and Restated Employment Agreement, dated as of September 7, 2021, by and between WillScot Mobile Mini Holdings Corp. and Timothy Boswell (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed September 8, 2021).†

10.8
Amended and Restated Employment Agreement, dated as of June 3, 2022, by and between WillScot Mobile Mini Holdings Corp. and Hezron Lopez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed June 7, 2022).†

10.9	Amended Employment Letter with Sally Shanks dated March 18, 2019 (incorporated by reference to Exhibit 10.1 to WillScot Corporation’s Current Report on Form 8-K, filed March 21, 2019).†
10.10	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed September 8, 2021).†

10.11
First Amendment to the ABL Credit Agreement, dated December 2, 2020, among Williams Scotsman International, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed February 25, 2022).

10.12
LIBOR Transition Amendment, dated December 6, 2021, among Williams Scotsman International, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2021).

10.13
Third Amendment to the ABL Credit Agreement, dated December 16, 2021, by and among Williams Scotsman International, Inc., the other loan parties party thereto and Bank of America, N.A., as administrative agent and collateral agent for itself and the other secured parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 16, 2021).

10.14
Fourth Amendment to the ABL Credit Agreement, dated June 30, 2022, by and among Williams Scotsman, Inc., Williams Scotsman Holdings Corp., the other Loan Parties thereto and Bank of America, N.A. as administrative agent, collateral agent and swingline lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 1, 2022).

10.15	Amended and Restated Employment Agreement with Graeme Parkes dated February 16, 2023 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K, filed February 22, 2023).†
10.16	Employment Agreement with Felicia Gorcyca (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2023).†
10.17	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K, filed February 20, 2024).†
10.18
Fifth Amendment to ABL Credit Agreement, dated as of February 26, 2024, by and between Williams Scotsman, Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed February 29, 2024).

10.19
Amendment to Amended and Restated Employment Agreement with Tim Boswell, dated December 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 11, 2024).†

10.20	Employment Agreement with Matthew Jacobsen, dated December 10, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 11, 2024).†
10.21
Termination Agreement, dated as of September 17, 2024, by and among WillScot Holdings Corporation, Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC and McGrath RentCorp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 18, 2024).

10.22*	Separation and Release Agreement with Graeme Parkes dated December 31, 2024.†
14.1
Code of Ethics for the Chief Executive Officer and Senior Financial Officers, effective November 14, 2019 (incorporated by reference to Exhibit 14.1 of WillScot Corporation’s Current Report on Form 8-K, filed November 15, 2019).

19.1*	Securities Trading Policy.
21.1*	Subsidiaries of the registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1	Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K, filed February 20, 2024).
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith
** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act
† Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WillScot Holdings Corporation

		By:	/s/ Hezron Timothy Lopez
Date:	February 20, 2025		Name: Hezron Timothy Lopez
Title: Executive Vice President, Chief Legal & Compliance Officer & ESG

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRADLEY L. SOULTZ	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
Bradley L. Soultz

/s/ MATTHEW T. JACOBSEN	Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Matthew T. Jacobsen

/s/ SALLY J. SHANKS	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Sally J. Shanks

/s/ ERIK OLSSON	Chair of the Board	February 20, 2025
Erik Olsson

/s/ MARK S. BARTLETT	Director	February 20, 2025
Mark S. Bartlett

/s/ ERIKA DAVIS	Director	February 20, 2025
Erika Davis

/s/ GERARD E. HOLTHAUS	Director	February 20, 2025
Gerard E. Holthaus

/s/ WORTHING F. JACKMAN	Director	February 20, 2025
Worthing F. Jackman

/s/ NATALIA JOHNSON	Director	February 20, 2025
Natalia Johnson

/s/ REBECCA L. OWEN	Director	February 20, 2025
Rebecca L. Owen

/s/ JEFF SAGANSKY	Director	February 20, 2025
Jeff Sagansky

/s/ MICHAEL W. UPCHURCH	Director	February 20, 2025
Michael W. Upchurch