Form 10-Q
period 2025-03-31
WillScot Holdings Corp
filed 2025-05-01
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 182,389,573 shares at April 29, 2025.

WILLSCOT HOLDINGS CORPORATION
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Holdings Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2025 (unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$10,679	$9,001
Trade receivables, net of allowances for credit losses at March 31, 2025 and December 31, 2024 of $100,291 and $101,693, respectively	400,501	430,381
Inventories	47,736	47,473
Prepaid expenses and other current assets	57,585	67,751
Assets held for sale	1,953	2,904
Total current assets	518,454	557,510
Rental equipment, net	3,367,026	3,377,939
Property, plant and equipment, net	365,497	363,073
Operating lease assets	257,530	266,761
Goodwill	1,201,710	1,201,353
Intangible assets, net	239,816	251,164
Other non-current assets	11,643	17,111
Total long-term assets	5,443,222	5,477,401
Total assets	$5,961,676	$6,034,911
Liabilities and equity
Accounts payable	$93,976	$96,597
Accrued expenses	168,889	121,583
Accrued employee benefits	25,689	25,062
Deferred revenue and customer deposits	240,816	250,790
Operating lease liabilities – current	66,559	66,378
Current portion of long-term debt	25,439	24,598
Total current liabilities	621,368	585,008
Long-term debt	3,596,816	3,683,502
Deferred tax liabilities	496,418	505,913
Operating lease liabilities - non-current	191,736	200,875
Other non-current liabilities	43,976	41,020
Long-term liabilities	4,328,946	4,431,310
Total liabilities	4,950,314	5,016,318
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 183,109,208 and 183,564,899 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	19	19
Additional paid-in-capital	1,793,859	1,836,165
Accumulated other comprehensive loss	(78,607)	(70,627)
Accumulated deficit	(703,909)	(746,964)
Total shareholders' equity	1,011,362	1,018,593
Total liabilities and shareholders' equity	$5,961,676	$6,034,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2025	2024
Revenues:
Leasing and services revenue:
Leasing	$434,390	$460,601
Delivery and installation	88,661	100,362
Sales revenue:
New units	22,437	13,499
Rental units	14,063	12,719
Total revenues	559,551	587,181
Costs:
Costs of leasing and services:
Leasing	88,070	102,394
Delivery and installation	73,796	77,842
Costs of sales:
New units	15,198	8,273
Rental units	8,169	6,876
Depreciation of rental equipment	73,952	74,908
Gross profit	300,366	316,888
Other operating expenses:
Selling, general and administrative	157,146	168,314
Other depreciation and amortization	23,140	17,920
Currency losses, net	223	77
Other expense, net	423	631
Operating income	119,434	129,946
Interest expense, net	58,469	56,588
Income before income tax	60,965	73,358
Income tax expense	17,910	17,118
Net income	$43,055	$56,240

Earnings per share:
Basic	$0.23	$0.30
Diluted	$0.23	$0.29
Weighted average shares:
Basic	183,680,565	190,137,533
Diluted	185,301,787	193,065,392
The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$43,055	$56,240
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense of $0.	161	(5,548)
Net (loss) gain on derivatives, net of income tax (benefit) expense of $(2,693) and $4,515 for the three months ended March 31, 2025 and 2024, respectively.	(8,141)	13,540
Total other comprehensive (loss) income	(7,980)	7,992
Total comprehensive income	$35,075	$64,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	183,565	$19	$1,836,165	$(70,627)	$(746,964)	$1,018,593
Net income	—	—	—	—	43,055	43,055
Other comprehensive loss	—	—	—	(7,980)	—	(7,980)
Withholding taxes on net share settlement of stock-based compensation	—	—	(7,718)	—	—	(7,718)
Common Stock-based award activity	451	—	8,341	—	—	8,341
Repurchase and cancellation of Common Stock	(1,095)	—	(32,117)	—	—	(32,117)
Cash dividends declared	—	—	(13,044)	—	—	(13,044)
Issuance of Common Stock from the exercise of options	188	—	2,232	—	—	2,232
Balance at March 31, 2025	183,109	$19	$1,793,859	$(78,607)	$(703,909)	$1,011,362

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	189,967	$20	$2,089,091	$(52,768)	$(775,093)	$1,261,250
Net income	—	—	—	—	56,240	56,240
Other comprehensive income	—	—	—	7,992	—	7,992
Withholding taxes on net share settlement of stock-based compensation	—	—	(14,524)	—	—	(14,524)
Common Stock-based award activity	628	—	9,099	—	—	9,099
Issuance of Common Stock from the exercise of options	3	—	69	—	—	69
Balance at March 31, 2024	190,598	$20	$2,083,735	$(44,776)	$(718,853)	$1,320,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities:
Net income	$43,055	$56,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,092	92,828
Provision for credit losses	12,338	11,807
Gain on sale of rental equipment and other property, plant and equipment	(5,697)	(5,677)
Amortization of debt discounts and debt issuance costs	4,030	2,947
Stock-based compensation expense	8,341	9,099
Deferred income tax (benefit) expense	(5,343)	8,811
Unrealized currency gains, net	205	46
Other	957	1,030
Changes in operating assets and liabilities
Trade receivables	17,663	(8,099)
Inventories	(232)	(366)
Prepaid expenses and other assets	7,882	1,914
Operating lease assets and liabilities	238	282
Accounts payable and other accrued expenses	37,254	30,414
Deferred revenue and customer deposits	(11,156)	7,400
Net cash provided by operating activities	206,627	208,676
Investing activities:
Acquisitions, net of cash acquired	(3,060)	(43,399)
Purchase of rental equipment and refurbishments	(72,552)	(72,417)
Proceeds from sale of rental equipment	14,063	14,195
Purchase of property, plant and equipment	(4,634)	(6,554)
Proceeds from sale of property, plant and equipment	1,291	—
Purchase of investments	(63)	(2,792)
Net cash used in investing activities	(64,955)	(110,967)
Financing activities:
Receipts from borrowings	615,433	123,585
Repayment of borrowings	(702,579)	(199,925)
Payment of financing costs	(6,665)	—
Payments on finance lease obligations	(5,742)	(4,827)
Receipts from issuance of Common Stock from the exercise of options	2,232	69
Repurchase and cancellation of Common Stock	(22,008)	—
Taxes paid on employee stock awards	(7,718)	(14,524)
Dividends paid	(12,882)	—
Net cash used in financing activities	(139,929)	(95,622)
Effect of exchange rate changes on cash and cash equivalents	(65)	102
Net change in cash and cash equivalents	1,678	2,189
Cash and cash equivalents at the beginning of the period	9,001	10,958
Cash and cash equivalents at the end of the period	$10,679	$13,147

Supplemental cash flow information:
Interest paid, net	$44,308	$43,179
Income taxes paid, net	$4,542	$952
Capital expenditures accrued or payable	$17,430	$15,844
Accrued Common Stock repurchases	$10,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Holdings Corporation (“WillScot” and, together with its subsidiaries, the “Company”) is a leading business services provider specializing in innovative and flexible turnkey space solutions in the United States (“US”), Canada, and Mexico. The Company leases, sells, delivers and installs modular space solutions (modular office complexes, mobile offices, classrooms, blast-resistant modules, clearspan structures and sanitation solutions) and portable storage products (portable storage containers and climate-controlled containers and trailers) through an integrated network of branch locations. WillScot also offers its customers a thoughtfully curated selection of solutions with Value-Added Products ("VAPS"), such as workstations, furniture, appliances, media packages, power and solar solutions, telematics, connectivity and data solutions, security and protection products, entrance packages, electrical and lighting products, organization and space optimization assets, perimeter solutions and other items that improve the overall customer experience. The Company operates a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, site work, installation, disassembly, removal and other services to customers for an additional fee as part of leasing and sales operations.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the US ("GAAP") for complete financial statements. The accompanying unaudited condensed consolidated financial statements comprise the financial statements of WillScot and its subsidiaries that it controls due to ownership of a majority voting interest and contain all adjustments, which are of a normal and recurring nature, considered necessary by management to present fairly the financial position, results of operations and cash flows for the interim periods presented.
Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as WillScot. All intercompany balances and transactions are eliminated in consolidation.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Standards
ASU 2023-09. Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. ASU 2023-09 also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.
ASU 2024-03. Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued Accounting Standards Update No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company's disclosures.

NOTE 2 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three months ended March 31, 2025 and 2024 as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
US	$531,046	$553,433
Canada	23,199	26,532
Mexico	5,306	7,216
Total revenues	$559,551	$587,181
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes turnkey space solutions along with VAPS. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance, removal, and other ad hoc services. The Company’s revenue by major product and service line for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Modular space leasing revenue(a)	$245,864	$252,147
Portable storage leasing revenue	77,035	91,449
VAPS and third party leasing revenues(b)	96,339	96,314
Other leasing-related revenue(b),(c)	15,152	20,691
Leasing revenue	434,390	460,601
Delivery and installation revenue	88,661	100,362
Total leasing and services revenue	523,051	560,963
New unit sales revenue	22,437	13,499
Rental unit sales revenue	14,063	12,719
Total revenues	$559,551	$587,181
(a) Includes revenue from clearspan structures.
(b) Includes $9.2 million and $7.5 million of service revenue for the three months ended March 31, 2025 and 2024, respectively.
(c) Includes primarily damage billings, delinquent payment charges, service revenue, and other processing fees, and is partially offset by provisions for specific uncollectible receivables.
Leasing and Services Revenue
The majority of revenue (76% and 77% for the three months ended March 31, 2025 and 2024, respectively) was generated by lease income subject to the guidance of Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or the sale of units subject to the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
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
The Company's allowance for credit losses reflects its estimate of the amount of receivables that the Company will be unable to collect. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimate is sensitive to changing circumstances, and the Company may be required to increase or decrease its allowance in future periods in response to changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Specifically identifiable lease revenue receivables and sales receivables not deemed probable of collection are recorded as a reduction of revenue following the completion of collection efforts. The remaining provision for credit losses is recorded as selling, general and administrative expense.
Activity in the allowance for credit losses was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$101,693	$81,656
Provision for credit losses, net of recoveries	12,338	11,807
Write-offs recorded as a reduction to revenue	(13,765)	(7,055)
Foreign currency translation and other	25	10
Balance at end of period	$100,291	$86,418
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of March 31, 2025 and December 31, 2024, the Company had approximately $134.8 million and $139.4 million, respectively, of deferred revenue related to service revenue billed in advance. During the three months ended March 31, 2025, $34.7 million of deferred revenue related to service revenue billed in advance was recognized as revenue.
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

NOTE 3 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$40,305	$39,823
Finished units	7,431	7,650
Inventories	$47,736	$47,473

NOTE 4 - Rental Equipment
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Modular space units	$3,702,224	$3,658,086
Portable storage units	1,062,200	1,070,025
Value added products	221,145	220,205
Total rental equipment	4,985,569	4,948,316
Less: accumulated depreciation	(1,618,543)	(1,570,377)
Rental equipment, net	$3,367,026	$3,377,939

NOTE 5 - Intangible Assets
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	March 31, 2025
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated impairment loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.2	$215,408	$—	$(120,717)	$94,691
Technology	1.3	1,500	—	(1,188)	312
Trade names	2.5	165,500	(132,540)	(13,147)	19,813
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets other than goodwill		$507,408	$(132,540)	$(135,052)	$239,816

	December 31, 2024
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated impairment loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.5	$215,408	$—	$(113,415)	$101,993
Technology	1.5	1,500	—	(1,125)	375
Trade names	2.7	165,500	(132,540)	(9,164)	23,796
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets other than goodwill		$507,408	$(132,540)	$(123,704)	$251,164
Amortization expense related to intangible assets was $11.3 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the expected future amortization expense for intangible assets was as follows for the years ended December 31:

(in thousands)
2025 (remaining)	$32,090
2026	37,093
2027	30,463
2028	14,920
2029	250
Total	$114,816

NOTE 6 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	March 31, 2025	December 31, 2024
2025 Secured Notes	6.125%	2025	$—	$525,283
ABL Facility	Varies	2027	1,499,088	1,556,651
2028 Secured Notes	4.625%	2028	495,861	495,582
2029 Secured Notes	6.625%	2029	492,708	492,467
2030 Secured Notes	6.625%	2030	493,249	—
2031 Secured Notes	7.375%	2031	494,360	494,329
Finance Leases	Varies	Varies	146,989	143,788
Total debt			3,622,255	3,708,100
Less: current portion of long-term debt			25,439	24,598
Total long-term debt			$3,596,816	$3,683,502
Maturities of debt, including finance leases, during the periods subsequent to March 31, 2025 are as follows:

(in thousands)
2025 (remaining)	$25,740
2026	32,043
2027	1,543,809
2028	531,291
2029	523,413
Thereafter	1,028,577
Total	$3,684,873
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
The applicable margin for Canadian Bankers' Acceptance Rate, Term Secured Overnight Financing Rate ("SOFR"), British Pounds Sterling and Euro loans is 1.50%. In addition to the applicable margin, the facility includes a credit spread adjustment of 0.10%. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% or one step up of 0.25% based on the Company's leverage ratio and excess availability from the prior quarter. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. As of March 31, 2025, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the interest rate swap agreements, was 5.33%. Refer to Note 9 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate revolver commitments and (ii) the borrowing base ("Line Cap"). At March 31, 2025, the Line Cap was $3.2 billion and the Company had $1.6 billion of available borrowing capacity under the ABL Facility, including $1.4 billion under the US Facility and $185.9 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $220.0 million of letters of credit and $220.0 million of swingline loans. At March 31, 2025, the available capacity was $193.5 million of letters of credit and $186.0 million of swingline loans. At March 31, 2025, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $26.5 million of standby letters of credit under the ABL Facility at March 31, 2025.

The Company had approximately $1.5 billion of outstanding borrowings under the ABL Facility at March 31, 2025. Debt issuance costs of $15.9 million and $19.0 million were included in the carrying value of the ABL Facility at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the Company had no outstanding principal borrowings on the Multicurrency Facility and $1.2 million of related debt issuance costs, which were recorded in other non-current assets on the condensed consolidated balance sheet.
The ABL Facility and related guarantees are secured by a first priority security interest in substantially all of the assets of WSI and the Company’s other subsidiaries that are borrowers or guarantors under the ABL Facility (collectively the “ABL Loan Parties”), subject to customary exclusions.
Senior Secured Notes
On March 26, 2025, WSI completed a private offering of $500.0 million in aggregate principal amount of its 6.625% senior secured notes due 2030 (the "2030 Secured Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended and to non-U.S. persons outside the U.S. in accordance with Regulation S under the Securities Act. The 2030 Secured Notes mature on April 15, 2030 and bear interest at a rate of 6.625% per annum. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2025. Unamortized deferred financing costs pertaining to the 2030 Secured Notes were $6.8 million as of March 31, 2025.
On March 27, 2025, net proceeds from the offering of the 2030 Secured Notes, together with $33.0 million of additional borrowings under the ABL Facility, were used to (i) redeem all of WSI's outstanding 6.125% senior secured notes due 2025 (the "2025 Secured Notes") at a redemption price equal to 100.00% of the principal amount of the 2025 Notes outstanding, totaling $526.5 million, plus accrued and unpaid interest to, but excluding, the redemption date and (ii) pay related fees and expenses.
The 2028 Secured Notes, 2029 Secured Notes, 2030 Secured Notes, and 2031 Secured Notes (collectively, “the Secured Notes”) are unconditionally guaranteed by certain subsidiaries of the Company (collectively, “the Note Guarantors”). WillScot is not a guarantor of the Secured Notes. The Note Guarantors are guarantors or borrowers under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the Secured Notes. The Secured Notes and related guarantees are secured by a second priority security interest in substantially the same assets of WSI and the Note Guarantors securing the ABL Facility. Upon the repayment of the 2028 Secured Notes, if the lien associated with the ABL Facility represents the only lien outstanding on the collateral under the 2029 Secured Notes, 2030 Secured Notes, and the 2031 Secured Notes (other than certain permitted liens), the collateral securing the 2029 Secured Notes, 2030 Secured Notes, and the 2031 Secured Notes will be released and the 2029 Secured Notes, 2030 Secured Notes, and the 2031 Secured Notes will become unsecured subject to satisfaction of customary conditions.
Finance Leases
The Company maintains finance leases primarily for transportation-related equipment. At March 31, 2025 and December 31, 2024, obligations under the finance leases were $147.0 million and $143.8 million, respectively.
Covenant Compliance
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of March 31, 2025.

NOTE 7 – Equity
Common Stock
In connection with the stock compensation vesting and stock option exercises described in Note 11, the Company issued 639,241 shares of Common Stock during the three months ended March 31, 2025.
Dividends
On February 18, 2025, the Company's Board of Directors approved a quarterly dividend program. Under the program, subject to quarterly approval and declaration by the Board of Directors, dividends will be payable on the third Wednesday of the third month of each calendar quarter to stockholders of record as of the first Wednesday of that same month.
In February 2025, the Board of Directors declared a quarterly dividend of $13.0 million or $0.07 per share. Dividends paid were $12.9 million for the three months ended March 31, 2025.
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
During the three months ended March 31, 2025, the Company repurchased 1,094,932 shares of Common Stock for $32.0 million, excluding excise tax. As of March 31, 2025, $789.8 million of the authorization for future repurchases of Common Stock remained available.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025
(in thousands)	Foreign currency translation	Unrealized gains on hedging activities	Total
Balance at December 31, 2024	$(80,720)	$10,093	$(70,627)
Other comprehensive income (loss) before reclassifications	161	(5,710)	(5,549)
Reclassifications from AOCI to income	—	(2,431)	(2,431)
Balance at March 31, 2025	$(80,559)	$1,952	$(78,607)

	Three Months Ended March 31, 2024
(in thousands)	Foreign currency translation	Unrealized gains on hedging activities	Total
Balance at December 31, 2023	$(56,031)	$3,263	$(52,768)
Other comprehensive (loss) income before reclassifications	(5,548)	18,807	13,259
Reclassifications from AOCI to income	—	(5,267)	(5,267)
Balance at March 31, 2024	$(61,579)	$16,803	$(44,776)
For the three months ended March 31, 2025 and 2024, gains of $2.4 million and $5.3 million, respectively, were reclassified from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. The interest rate swaps are discussed in Note 9. Associated with these reclassifications, the Company recorded tax expense of $0.6 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 8 – Income Taxes
The Company recorded $17.9 million and $17.1 million of income tax expense for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 29.4% and 23.3%, respectively.
The effective tax rate for the three months ended March 31, 2025 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes, non-deductible executive compensation, and discrete tax expense related to equity compensation. The effective tax rate for the three months ended March 31, 2024 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes and non-deductible executive compensation, partially offset by a discrete tax benefit related to employee stock vesting.

NOTE 9 - Derivatives
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
The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. At March 31, 2025, the floating rate that the Company received under the terms of these swap agreements was 4.32%.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024
Cash Flow Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$4,707	$6,990
Interest rate swaps	Other non-current assets	$—	$6,666
Interest rate swaps	Other non-current liabilities	$(1,897)	$—

The fair value of the interest rate swaps was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy (see Note 10), and reflected the amount that the Company would receive or pay for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
(Loss) gain recognized in OCI	$(8,403)	$23,322
Location of gain recognized in income	Interest expense, net	Interest expense, net
Gain reclassified from AOCI into income	$(2,431)	$(5,267)

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
The Company has assessed that the fair values of cash and short-term deposits, marketable securities, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. The Company's nonfinancial assets, which are measured at fair value on a nonrecurring basis, include rental equipment, property, plant and equipment, goodwill, intangible assets and certain other assets. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at March 31, 2025 and December 31, 2024 approximate their respective book values. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates.
The fair values of the Secured Notes are based on their last trading price at the end of each period obtained from a third party. The following table shows the carrying amounts and fair values of these financial liabilities measured using Level 2 inputs:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Secured Notes	$—	$—	$525,283	$527,269
2028 Secured Notes	495,861	485,135	495,582	477,170
2029 Secured Notes	492,708	506,005	492,467	506,235
2030 Secured Notes	493,249	505,625	—	—
2031 Secured Notes	494,360	514,595	494,329	514,310
Total	$1,976,178	$2,011,360	$2,007,661	$2,024,984
As of March 31, 2025, the carrying values of the 2028 Secured Notes, the 2029 Secured Notes, the 2030 Secured Notes, and the 2031 Secured Notes included $4.1 million, $7.3 million, $6.8 million, and $5.6 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2024, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Secured Notes, and the 2031 Secured Notes included $1.2 million, $4.4 million, $7.5 million, and $5.7 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
The location and the fair value of derivative assets and liabilities in the condensed consolidated balance sheets are disclosed in Note 9.

NOTE 11 - Stock-Based Compensation
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
Restricted Stock Awards
The following table summarizes the Company's RSA activity for the three months ended March 31, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	36,346	$38.11	28,946	$44.44
Outstanding at end of period	36,346	$38.11	28,946	$44.44
Compensation expense for RSAs recognized in selling, general and administrative ("SG&A") expense on the condensed consolidated statements of operations was $0.3 million for both the three months ended March 31, 2025 and 2024. At March 31, 2025, unrecognized compensation cost related to RSAs totaled $0.3 million and was expected to be recognized over the remaining weighted average vesting period of 0.2 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the three months ended March 31, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	576,652	$43.87	618,836	$36.07
Granted	391,843	$35.27	273,524	$48.68
Forfeited	(14,453)	$42.79	(9,795)	$44.92
Vested	(237,655)	$39.86	(223,566)	$33.31
Outstanding at end of period	716,387	$40.52	658,999	$42.11
Compensation expense for Time-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $2.4 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, unrecognized compensation cost related to Time-Based RSUs totaled $25.9 million and was expected to be recognized over the remaining weighted average vesting period of 3.2 years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity for the three months ended March 31, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,768,460	$47.02	1,939,691	$42.95
Granted	406,265	$44.16	295,833	$66.60
Forfeited	(6,579)	$62.57	(7,150)	$47.70
Vested(a)	(601,129)	$42.34	(353,323)	$39.10
Outstanding at end of period	1,567,017	$48.01	1,875,051	$47.39
(a) The Performance-Based RSUs vested at 77% of target, or 462,886 shares, and 200% of target, or 706,646 shares, for the three months ended March 31, 2025 and 2024, respectively.

Compensation expense for Performance-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $5.6 million and $6.4 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, unrecognized compensation cost related to Performance-Based RSUs totaled $37.2 million and was expected to be recognized over the remaining weighted average vesting period of 1.6 years.
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
Stock Options
The following table summarizes the Company's stock option activity for the three months ended March 31, 2025:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	814,889	$12.77
Exercised	—	$—	(188,134)	$11.86
Outstanding at end of period	534,188	$13.60	626,755	$13.05

Fully vested and exercisable options, March 31, 2025	534,188	$13.60	626,755	$13.05
The following table summarizes the Company's stock option activity for the three months ended March 31, 2024:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	829,246	$12.86
Exercised	—	$—	(3,504)	$19.68
Outstanding at end of period	534,188	$13.60	825,742	$12.83

Fully vested and exercisable options, March 31, 2024	534,188	$13.60	825,742	$12.83

NOTE 12 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of March 31, 2025, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 13 - Segment Reporting
The Company has one reportable segment. Refer to Note 2 for revenue by geographic area and revenue by major product and service lines. Refer to the Condensed Consolidated Balance Sheets for total assets. Refer to the Condensed Consolidated Statements of Cash Flows for total expenditures for additions to long-lived assets.
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
The following table sets forth certain information regarding significant expense categories for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues:
Leasing and services revenue:
Unit leasing and other rental-related	$338,051	$364,287
VAPS and third party leasing	96,339	96,314
Delivery revenue	49,035	56,186
Installation revenue	39,626	44,176
Sales revenue:
New units	22,437	13,499
Rental units	14,063	12,719
Total revenues	559,551	587,181

Less:(a)
Costs of leasing and services:
Unit leasing	71,744	85,563
VAPS and third party leasing	16,326	16,831
Delivery	40,556	44,514
Installation	33,240	33,328
Costs of sales:
New units	15,198	8,273
Rental units	8,169	6,876
Employee SG&A expense(b)	68,266	70,640
Other segment items(c)	77,267	73,147
Adjusted EBITDA	$228,785	$248,009
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b) Employee SG&A expense consists of salaries and wages, bonuses, commissions, payroll taxes, and employee benefits.
(c) Other segment items consist of service agreements and professional fees, real estate and occupancy costs, travel, bad debt expense, marketing and advertising, taxes, and other miscellaneous expenses.

The following table presents reconciliations of the Company’s net income to Adjusted EBITDA for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$43,055	$56,240
Income tax expense	17,910	17,118
Interest expense, net	58,469	56,588
Depreciation and amortization	97,092	92,828
Currency losses, net	223	77
Restructuring costs, lease impairment expense and other related charges	702	746
Transaction costs	34	—
Integration costs	227	2,877
Stock compensation expense	8,341	9,099
Other	2,732	12,436
Adjusted EBITDA	$228,785	$248,009

NOTE 14 - Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic earnings per share calculation to the weighted average shares outstanding for the diluted earnings per share calculation:

	Three Months Ended March 31,
(in thousands)	2025	2024
Numerator:
Net income	$43,055	$56,240

Denominator:
Weighted average Common Shares outstanding – basic	183,681	190,138
Dilutive effect of outstanding securities:
RSAs	22	20
Time-based RSUs	88	255
Performance-based RSUs	700	1,676
Stock options	811	976
Weighted average Common Shares outstanding – dilutive	185,302	193,065
The following potential common shares were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2025	2024
Time-based RSUs	567	270
Performance-based RSUs	1,011	661

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Holdings Corporation's ("WillScot") operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three months ended March 31, 2025 or prior periods.
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

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey space solutions. We offer our customers an extensive selection of space solutions with over 152,000 modular space units and over 209,000 portable storage units in our fleet. Our diverse product offering includes modular space solutions (modular office complexes, mobile offices, classrooms, blast-resistant modules, clearspan structures and sanitation solutions) and portable storage solutions (portable storage containers and climate-controlled containers and trailers). We also offer our customers a thoughtfully curated selection of solutions with Value-Added Products ("VAPS"), such as workstations, furniture, appliances, media packages, power and solar solutions, telematics, connectivity and data solutions, security and protection products, entrance packages, electrical and lighting products, organization and space optimization assets, perimeter solutions, and other items that improve the customer experience. We operate a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, site work, installation, disassembly, removal and other services to our customers for an additional fee as part of our leasing and sales operations. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of March 31, 2025, our branch network included approximately 260 branch locations and additional drop lots to service our over 85,000 customers.
We primarily lease, rather than sell, our space solutions to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or national account agreements. Rental contracts with customers are generally based on a 28-day or monthly rate and billing cycle. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term and continue until cancelled by the customer or us. Given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our consolidated lease portfolio, excluding seasonal portable storage units, is approximately 41 months. We believe our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits, and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction and infrastructure, commercial and industrial, energy and natural resources, and government and institutions. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several leading market indicators to predict demand, including Gross Domestic Product in North America, the Architecture Billings Index, and non-residential construction square foot starts. These indicators, among others, support our demand forecast for our two largest end markets, the commercial and industrial sector and the construction and infrastructure market, which collectively accounted for approximately 83% of our revenues for the three months ended March 31, 2025.
Significant Developments
Financing Activities
On March 26, 2025, Williams Scotsman, Inc. ("WSI") completed a private offering of $500.0 million in aggregate principal amount of its 6.625% senior secured notes due 2030 (the "2030 Secured Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.
On March 27, 2025, net proceeds of the offering of the 2030 Secured Notes, together with $33.0 million of additional borrowings under the ABL Facility, were used to (i) redeem all of WSI's outstanding 6.125% senior secured notes due 2025 (the "2025 Secured Notes") at a redemption price equal to 100.00% of the principal amount of the 2025 Notes outstanding, totaling $526.5 million, plus accrued and unpaid interest to, but excluding, the redemption date and (ii) pay related fees and expenses.

Dividends
On February 18, 2025, our Board of Directors approved a quarterly dividend program. Under the program, subject to quarterly approval and declaration by the Board of Directors, dividends will be payable on the third Wednesday of the third month of each calendar quarter to stockholders of record as of the first Wednesday of that same month. In February 2025, our Board of Directors declared a quarterly dividend of $13.0 million or $0.07 per share. Dividends paid were $12.9 million for the three months ended March 31, 2025.
Share Repurchases
During the three months ended March 31, 2025, we repurchased 1,094,932 shares of Common Stock for $32.0 million, excluding excise tax. As of March 31, 2025, $789.8 million of the authorization for future repurchases of the Common Stock remained available. We believe our Adjusted Free Cash Flow is predictable (with the exception of isolated events). As such, we believe that repurchases will be a recurring capital allocation priority.
First Quarter Highlights
For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, results and key drivers of our financial performance included:
•Total revenues decreased $27.6 million, or 4.7%, to $559.6 million. Leasing revenue decreased $26.2 million, or 5.7%, driven by a decrease in total average units on rent of 26,108, or 11.5%, and partially offset by increased pricing and VAPS penetration. Reductions in non-residential construction project start activity as a result of higher interest rates reduced demand for our services, which resulted in fewer deliveries. This same trend caused delivery and installation revenue to decrease by $11.7 million, or 11.7%. New unit sales revenue increased $8.9 million, or 66.2%, and rental unit sales revenue increased $1.3 million, or 10.6%.
•Generated net income of $43.1 million for the three months ended March 31, 2025, representing a decrease of $13.2 million, or 23.4%, as compared to the same period in 2024. Discrete costs in the period were $3.7 million, including $0.3 million of integration costs and $0.7 million of restructuring, lease impairment expense, and other related charges.
•Generated Adjusted EBITDA from operations of $228.8 million for the three months ended March 31, 2025, representing a decrease of $19.2 million, or 7.8%, as compared to the same period in 2024.
•Net cash provided by operating activities decreased $2.0 million to $206.6 million for the three months ended March 31, 2025 from $208.7 million net cash provided by operating activities for the three months ended March 31, 2024.
•Net cash used in investing activities, excluding cash used for acquisitions, decreased by $5.7 million. Capital expenditures for rental equipment increased $0.1 million for the three months ended March 31, 2025. Purchases of property, plant, and equipment decreased $1.9 million for the three months ended March 31, 2025. Proceeds from the sale of rental equipment decreased $0.1 million. Proceeds from the sale of property, plant, and equipment increased $1.3 million. Net CAPEX decreased $2.9 million for the three months ended March 31, 2025.
•Generated Adjusted Free Cash Flow of $144.8 million for the three months ended March 31, 2025 as compared to $145.0 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, we deployed Adjusted Free Cash Flow to:
–Repurchase $32.0 million of our Common Stock, reducing outstanding Common Stock by 1,094,932 shares.
–Declare and pay a $0.07 dividend, returning $13.0 million to our shareholders.
–Reduce debt by $85.8 million.
•We believe that the predictability of our Adjusted Free Cash Flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities that we see in the market, maintaining leverage in our stated range, opportunistically executing accretive acquisitions, and returning capital to shareholders via share repurchases and dividend distributions.
In addition to using GAAP financial measurements to evaluate our operating results, we use Adjusted EBITDA, Net CAPEX, and Adjusted Free Cash Flow, which are non-GAAP financial measures. As such, we include in this Form 10-Q reconciliations to their most directly comparable GAAP financial measures. These reconciliations and descriptions of why we believe these measures provide useful information to investors, as well as a description of the limitations of these measures are included in "Reconciliation of non-GAAP Financial Measures."

Consolidated Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Certain consolidated results of operations for the three months ended March 31, 2025 and 2024 are presented below.

	Three Months Ended March 31,		2025 vs. 2024 $ Change
(in thousands)	2025	2024
Revenues:
Leasing and services revenue:
Leasing	$434,390	$460,601	$(26,211)
Delivery and installation	88,661	100,362	(11,701)
Sales revenue:
New units	22,437	13,499	8,938
Rental units	14,063	12,719	1,344
Total revenues	559,551	587,181	(27,630)
Costs:
Costs of leasing and services:
Leasing	88,070	102,394	(14,324)
Delivery and installation	73,796	77,842	(4,046)
Costs of sales:
New units	15,198	8,273	6,925
Rental units	8,169	6,876	1,293
Depreciation of rental equipment	73,952	74,908	(956)
Gross profit	300,366	316,888	(16,522)
Other operating expenses:
Selling, general and administrative	157,146	168,314	(11,168)
Other depreciation and amortization	23,140	17,920	5,220
Currency losses, net	223	77	146
Other expense, net	423	631	(208)
Operating income	119,434	129,946	(10,512)
Interest expense, net	58,469	56,588	1,881
Income before income tax	60,965	73,358	(12,393)
Income tax expense	17,910	17,118	792
Net income	$43,055	$56,240	$(13,185)

	Three Months Ended March 31,		2025 vs. 2024 Change
(in thousands, except for units on rent and monthly rental rate)	2025	2024
Adjusted EBITDA	$228,785	$248,009	$(19,224)
Capital expenditures for rental equipment	$72,552	$72,417	$135
Net CAPEX	$61,832	$64,776	$(2,944)
Average modular space units on rent	90,548	95,817	(5,269)
Average modular space utilization rate	59.3%	62.5%	(320)	bps
Average modular space monthly rental rate	$1,209	$1,149	$60
Average portable storage units on rent	110,175	131,014	(20,839)
Average portable storage utilization rate	52.6%	62.1%	(950)	bps
Average portable storage monthly rental rate	$267	$262	$5

Comparison of Three Months Ended March 31, 2025 and 2024
Revenue: Total revenue decreased $27.6 million, or 4.7%, to $559.6 million for the three months ended March 31, 2025 from $587.2 million for the three months ended March 31, 2024. Leasing revenue decreased $26.2 million, or 5.7%, as compared to the same period in 2024, driven by a decrease of 26,108 total average units on rent. Delivery and installation revenue decreased $11.7 million, or 11.7%, due to decreased deliveries and returns. Rental unit sales increased $1.3 million, or 10.6%, and new unit sales increased $8.9 million, or 66.2%.
Total average units on rent for the three months ended March 31, 2025 and 2024 were 200,723 and 226,831, respectively, representing a decrease of 26,108 units, or 11.5%. Portable storage average units on rent decreased by 20,839 units, or 15.9%, for the three months ended March 31, 2025 driven by lower demand in 2025. Lower demand was driven by reduced new construction project starts. The average portable storage unit utilization rate during the three months ended March 31, 2025 was 52.6% as compared to 62.1% during the same period in 2024. Modular space average units on rent decreased 5,269 units, or 5.5%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The average modular space utilization rate during the three months ended March 31, 2025 was 59.3% as compared to 62.5% during the same period in 2024.
Modular space average monthly rental rates increased 5.2% year over year to $1,209 for the three months ended March 31, 2025, driven by our long-term price optimization strategies and VAPS penetration opportunities. Average portable storage monthly rental rates increased 1.9% year over year to $267 for the three months ended March 31, 2025 as a result of our price management tools, VAPS penetration, and mix effects from higher rates on climate-controlled containers and refrigerated storage units. Total VAPS revenues, which are included in leasing revenue, were $96.3 million for both the three months ended March 31, 2025 and 2024.
Gross profit: Gross profit decreased $16.5 million, or 5.2%, to $300.4 million for the three months ended March 31, 2025 from $316.9 million for the three months ended March 31, 2024. The decrease in gross profit was a result of a $11.9 million decrease in leasing gross profit and decreased delivery and installation gross profit of $7.7 million. The decrease was partially offset by a $2.1 million increase in new and rental unit sales gross profit. The decrease in leasing gross profit was primarily driven by lower demand in 2025. Cost of leasing and services decreased by $18.4 million, or 10.2%, for the three months ended March 31, 2025 versus the three months ended March 31, 2024, driven by a decrease in subcontractors costs of $4.8 million, or 8.5%, a decrease in labor costs of $7.5 million, or 10.3%, and a decrease in materials costs of $4.8 million, or 19.6% as we reduced variable costs to match demand. Cost of sales increased by $8.2 million, or 54.2%, which is directionally in line with the 39.2% increase in sales revenue for the three months ended March 31, 2025. Our resulting gross profit percentage was 53.7% and 54.0% for the three months ended March 31, 2025 and 2024, respectively.
Selling, general and administrative expense ("SG&A"): SG&A decreased $11.2 million, or 6.6%, to $157.1 million for the three months ended March 31, 2025, as compared to $168.3 million for the three months ended March 31, 2024. Employee SG&A excluding stock compensation decreased $2.4 million, or 3.4%, due to lower employee headcount. The decrease was further driven by a $9.9 million decrease in discrete expenses for certain one-time projects and a $6.2 million decrease in our provision for credit losses, net of write offs. These decreased costs were partially offset by a $5.2 million increase in travel costs associated with our bi-annual Company meeting, a $2.4 million, or 12.7%, increase in service agreements and professional fees, excluding discrete expenses for certain one-time projects, a $2.0 million increase in real estate and occupancy costs, and a $0.6 million increase in marketing and advertising expense.
Adjusted EBITDA: Adjusted EBITDA decreased $19.2 million, or 8%, to $228.8 million for the three months ended March 31, 2025 from $248.0 million for the three months ended March 31, 2024. The decrease was driven by a $11.9 million decrease in leasing gross profit, decreased delivery and installation gross profit of $7.7 million, and increased SG&A, excluding discrete costs, of $2.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was partially offset by a $2.1 million increase in new and used sales gross profit.
Other depreciation and amortization: Other depreciation and amortization increased $5.2 million to $23.1 million for the three months ended March 31, 2025 as compared to $17.9 million for the three months ended March 31, 2024, primarily related to the amortization of the Mobile Mini tradename beginning in the third quarter of 2024.
Currency losses, net: Currency losses, net increased by $0.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Other expense, net: Other expense, net was $0.4 million for the three months ended March 31, 2025 as compared to $0.6 million for the three months ended March 31, 2024.
Interest expense, net: Interest expense, net increased $1.9 million, or 3.3%, to $58.5 million for the three months ended March 31, 2025 from $56.6 million for the three months ended March 31, 2024. The increase in interest expense was a result of higher overall weighted average interest rates as a result of increased benchmark rates. See Note 6 to the condensed consolidated financial statements for further discussion of our debt.

Income tax expense: Income tax expense was $17.9 million for the three months ended March 31, 2025 compared to $17.1 million for the three months ended March 31, 2024, a change of $0.8 million. The increase was primarily driven by a discrete tax expense related to equity compensation for the three months ended March 31, 2025 as compared to a discrete tax benefit related to equity compensation for the three months ended March 31, 2024. This was offset by a decrease in income before income tax for the three months ended March 31, 2025.
Capital expenditures for rental equipment: Capital expenditures for rental equipment increased $0.1 million, to $72.6 million for the three months ended March 31, 2025 from $72.4 million for the three months ended March 31, 2024. Net CAPEX decreased $2.9 million, or 5%, to $61.8 million for the three months ended March 31, 2025 from $64.8 million for the three months ended March 31, 2024 driven by a $1.9 million decrease in purchases of property, plant and equipment and a $1.3 million increase in proceeds from the sale of property, plant, and equipment.

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
•Other expense, including consulting expenses related to certain one-time projects, financing costs not classified as interest expense, and gains and losses on disposals of property, plant, and equipment, and unrealized gains and losses on investments.
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
•Adjusted EBITDA does not reflect changes in, or cash requirements, for our working capital needs;
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
Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to reinvest in the growth of our business or as a measure of cash that will be available to meet our obligations. The following table provides reconciliations of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$43,055	$56,240
Income tax expense	17,910	17,118
Interest expense, net	58,469	56,588
Depreciation and amortization	97,092	92,828
Currency losses, net	223	77
Restructuring costs, lease impairment expense and other related charges	702	746
Transaction costs	34	—
Integration costs	227	2,877
Stock compensation expense	8,341	9,099
Other	2,732	12,436
Adjusted EBITDA	$228,785	$248,009
Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment (collectively, "Total Capital Expenditures"), less proceeds from the sale of rental equipment and proceeds from the sale of property, plant and equipment (collectively, "Total Proceeds"), which are all included in cash flows from investing activities. Management believes that the presentation of Net CAPEX provides useful information regarding the net capital invested in our rental fleet and property, plant and equipment each year to assist in analyzing the performance of our business. The following table provides reconciliations of Net CAPEX:

	Three Months Ended March 31,
(in thousands)	2025	2024
Purchase of rental equipment and refurbishments	$(72,552)	$(72,417)
Proceeds from sale of rental equipment	14,063	14,195
Net CAPEX for Rental Equipment	(58,489)	(58,222)
Purchase of property, plant and equipment	(4,634)	(6,554)
Proceeds from sale of property, plant and equipment	1,291	—
Net CAPEX	$(61,832)	$(64,776)
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

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$206,627	$208,676
Purchase of rental equipment and refurbishments	(72,552)	(72,417)
Proceeds from sale of rental equipment	14,063	14,195
Purchase of property, plant and equipment	(4,634)	(6,554)
Proceeds from sale of property, plant and equipment	1,291	—
Cash paid for transaction costs from terminated acquisitions	—	1,115
Adjusted Free Cash Flow	$144,795	$145,015

Liquidity and Capital Resources
Overview
WillScot is a holding company that derives its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash flows generated from operating activities of our subsidiaries, borrowings under our ABL Facility, and issuance of debt securities. We have consistently accessed the debt and equity capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. We believe we have ample liquidity in the ABL Facility and are generating substantial Adjusted Free Cash Flow, which together support both organic operations and other capital allocation priorities. We believe that our liquidity sources are sufficient to satisfy our anticipated operating, debt service, and capital cash requirements over the next twelve months and thereafter for the foreseeable future.
We continuously review available acquisition opportunities with the awareness that any such acquisition may require us to incur additional debt to finance the acquisition and/or to issue shares of our Common Stock or other equity securities as acquisition consideration or as part of an overall financing plan. In addition, we continue to evaluate alternatives to optimize our capital structure, which could include the issuance or repurchase of additional unsecured and secured debt, equity securities and/or equity-linked securities. There can be no assurance as to the timing of any such issuance or repurchase. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. Availability of financing and the associated terms are inherently dependent on the debt and equity capital markets and subject to change. From time to time, we may also seek to streamline our capital structure and improve our financial position through refinancing or restructuring our existing debt or retiring certain of our securities for cash or other consideration.
Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other considerations, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At March 31, 2025, we had $1.6 billion of available borrowing capacity under the ABL Facility.
Cash Flows
The following summarizes our change in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$206,627	$208,676
Net cash used in investing activities	(64,955)	(110,967)
Net cash used in financing activities	(139,929)	(95,622)
Effect of exchange rate changes on cash and cash equivalents	(65)	102
Net change in cash and cash equivalents	$1,678	$2,189

Comparison of the Three Months Ended March 31, 2025 and 2024
Cash flows from operating activities
Net cash provided by operating activities for the three months ended March 31, 2025 was $206.6 million as compared to $208.7 million for the three months ended March 31, 2024, a decrease of $2.0 million. The decrease in net cash provided by operating activities was primarily due to a $22.2 million decrease in net income, adjusted for non-cash items, partially offset by an increase of $20.1 million in the net movements of the operating assets and liabilities during the three months ended March 31, 2025.
Cash flows from investing activities
Net cash used in investing activities for the three months ended March 31, 2025 was $65.0 million as compared to $111.0 million for the three months ended March 31, 2024, a $46.0 million decrease in net cash used in investing activities. The decrease in net cash used in investing activities resulted from a $40.3 million decrease in cash used in acquisitions, net of cash acquired and a $2.7 million decrease in the purchase of investments during the three months ended March 31, 2025.
Cash flows from financing activities
Net cash used in financing activities for the three months ended March 31, 2025 was $139.9 million as compared to $95.6 million for the three months ended March 31, 2024, an increase of $44.3 million. The increase was primarily due to a $22.0 million increase in cash used for the repurchase of common stock, a $12.9 million increase in cash used to pay dividends, and a $10.8 million increase in repayments of borrowings, net of receipts from borrowings in the three months ended March 31, 2025.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2028 Secured Notes, 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, and finance leases totaling $3.6 billion as of March 31, 2025, $25.4 million of which is obligated to be repaid within the next twelve months. Refer to Note 6 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of March 31, 2025, the Company had lease obligations of $299.9 million, with $72.8 million payable within the next twelve months.
Other
In addition to the cash requirements described above, the Company has a Share Repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock. This program does not obligate the Company to repurchase any specific amount of shares. As of March 31, 2025, $789.8 million of the authorization for future repurchases of our common stock remained available.

Critical Accounting Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances and reevaluate our estimates and judgments as appropriate. Our actual results may differ materially and adversely from our estimates. For a complete discussion of our significant critical accounting estimates, see the “Critical Accounting Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K"). There were no significant changes to our critical accounting estimates during the three months ended March 31, 2025.

Recently Issued Accounting Standards
Refer to Part I, Item 1, Note 1 of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for our assessment of recently issued accounting standards.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the US Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Act of 1934, as amended. The words “estimates,” “expects,” “anticipates,” “believes,” “forecasts,” “plans,” “intends,” “may,” “will,” “should,” “shall,” “outlook,” “guidance” and variations of these words and similar expressions identify forward-looking statements, which are generally not historical in nature and relate to expectations for future financial performance or business strategies or objectives. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Although WillScot believes that these forward-looking statements are based on reasonable assumptions, the Company can give no assurance that any such forward-looking statement will materialize. Important factors that may affect actual results or outcomes include, among others:
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
•our stock price volatility; and

•such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our 2024 Annual Report on Form 10-K), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.5 billion in outstanding principal under the ABL Facility at March 31, 2025. To manage interest rate risk, in January 2024 and January 2023, respectively, we executed interest rate swap agreements relating to an aggregate of $500.0 million and $750.0 million in notional amount of variable-rate debt under our ABL Facility. The January 2024 and January 2023 swap agreements provide for us to pay effective fixed interest rates of 3.70% and 3.44% per annum, respectively, and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased quarter to date interest expense by approximately $0.7 million based on outstanding borrowings at March 31, 2025.
Foreign Currency Risk
We currently generate approximately 95% of our consolidated net revenues in the US, and the reporting currency for our consolidated financial statements is the US dollar. However, we are exposed to currency risk through our operations in Canada and Mexico. For the operations outside the US, we bill customers primarily in their local currency, which is subject to foreign currency rate changes. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of March 31, 2025, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A.    Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of our 2024 Annual Report on Form 10-K, which have not materially changed, except as set forth below:
Trade policies and changes in trade policies, including the imposition of or increases in tariffs, their enforcement, downstream consequences, including any resulting changes in international trade relations, may materially adversely affect our business, results of operations, and outlook.
Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations may materially adversely affect our business, financial condition and results of operations. From time to time, the US government has historically imposed and may in the future impose tariffs on steel, aluminum, lumber, and other imports from certain countries or countries generally, which could result in increased costs to us for these materials. Without limitation, (i) tariffs currently in place and (ii) the imposition by the federal government of new tariffs on imports to the US could materially increase (a) the cost of our products that we are offering for sale or lease, (b) the cost of certain products that we source from foreign manufacturers, and (c) the cost of certain raw materials or products that we utilize. We may not be able to pass such increased costs on to our customers, and we may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. The current US administration has implemented or increased, or announced plans to implement or increase tariffs, including on products manufactured in China, Canada, and Mexico, though it remains unclear what specific actions will be implemented or be maintained. The implementation or maintenance of tariffs announced to date or announced in the future, or any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in US or international trade policies could increase uncertainty and adversely impact our supply chain, increase costs, and reduce demand for our products, directly or indirectly due to negative effects on our customers, the US economy, the economies of other countries in which we operate or the global economy, any or all of which developments may materially adversely affect our business, financial condition, and results of operations. Further, the duration and scope of these potential effects are unknown. Although we actively monitor our procurement policies and practices to avoid undue reliance on foreign goods subject to tariffs, when practicable, there is no assurance that any actions we implement as a result will allow us to avoid these potential effects.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchase of Common Stock during the first quarter of 2025.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
January 1, 2025 to January 31, 2025	—	$—	—	$821.8
February 1, 2025 to February 28, 2025	—	$—	—	$821.8
March 1, 2025 to March 31, 2025	1,094.9	$29.21	1,094.9	$789.8
Total	1,094.9		1,094.9
A share repurchase program authorizes the Company to repurchase its outstanding shares of Common Stock. In September 2024, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock. As of March 31, 2025, $789.8 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
4.1
Indenture, dated as of March 26, 2025, by and among WSI, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed March 26, 2025).

4.2*	First Supplemental Indenture, dated as of March 24, 2025, to the Indenture dated June 28, 2024, by and among WSI, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee.
4.3*
First Supplemental Indenture, dated as of March 24, 2025, to the Indenture dated September 25, 2023, by and among Williams Scotsman, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent.

10.1*	Form of Restricted Stock Unit Agreement.
10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement.
10.3*	WillScot Mobile Mini Holdings Corp. 2020 Incentive Plan, as amended February 14, 2025.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith
** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Holdings Corporation

		By:	/s/ MATTHEW T. JACOBSEN
Dated:	May 1, 2025		Matthew T. Jacobsen
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)