Form 10-Q
period 2025-06-30
WillScot Holdings Corp
filed 2025-07-31
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 182,075,083 shares at July 29, 2025.

WILLSCOT HOLDINGS CORPORATION
Quarterly Report on Form 10-Q

ITEM 1.    Financial Statements

WillScot Holdings Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$12,850	$9,001
Trade receivables, net of allowances for credit losses at June 30, 2025 and December 31, 2024 of $88,360 and $101,693, respectively	414,137	430,381
Inventories	46,546	47,473
Prepaid expenses and other current assets	54,814	67,751
Assets held for sale	1,953	2,904
Total current assets	530,300	557,510
Rental equipment, net	3,424,524	3,377,939
Property, plant and equipment, net	375,296	363,073
Operating lease assets	259,266	266,761
Goodwill	1,257,264	1,201,353
Intangible assets, net	246,794	251,164
Other non-current assets	11,259	17,111
Total long-term assets	5,574,403	5,477,401
Total assets	$6,104,703	$6,034,911
Liabilities and equity
Accounts payable	$115,628	$96,597
Accrued expenses	161,965	121,583
Accrued employee benefits	43,060	25,062
Deferred revenue and customer deposits	240,251	250,790
Operating lease liabilities – current	67,873	66,378
Current portion of long-term debt	26,928	24,598
Total current liabilities	655,705	585,008
Long-term debt	3,672,856	3,683,502
Deferred tax liabilities	499,936	505,913
Operating lease liabilities - non-current	192,552	200,875
Other non-current liabilities	49,059	41,020
Long-term liabilities	4,414,403	4,431,310
Total liabilities	5,070,108	5,016,318
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 182,236,993 and 183,564,899 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	19	19
Additional paid-in-capital	1,756,797	1,836,165
Accumulated other comprehensive loss	(66,251)	(70,627)
Accumulated deficit	(655,970)	(746,964)
Total shareholders' equity	1,034,595	1,018,593
Total liabilities and shareholders' equity	$6,104,703	$6,034,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Leasing and services revenue:
Leasing	$442,916	$458,592	$877,306	$919,193
Delivery and installation	108,452	108,147	197,113	208,509
Sales revenue:
New units	21,620	21,378	44,057	34,877
Rental units	16,095	16,473	30,158	29,192
Total revenues	589,083	604,590	1,148,634	1,191,771
Costs:
Costs of leasing and services:
Leasing	95,338	98,248	183,408	200,642
Delivery and installation	88,154	81,170	161,950	159,012
Costs of sales:
New units	13,552	13,358	28,750	21,631
Rental units	7,525	9,085	15,694	15,961
Depreciation of rental equipment	88,444	75,611	162,396	150,519
Gross profit	296,070	327,118	596,436	644,006
Other operating expenses:
Selling, general and administrative	145,023	180,793	302,169	349,107
Other depreciation and amortization	24,188	18,135	47,328	36,055
Impairment loss on intangible asset	—	132,540	—	132,540
Currency (gains) losses, net	(79)	(42)	144	35
Other expense, net	38	924	461	1,555
Operating income (loss)	126,900	(5,232)	246,334	124,714
Interest expense, net	58,977	55,548	117,446	112,136
Income (loss) before income tax	67,923	(60,780)	128,888	12,578
Income tax expense (benefit)	19,984	(13,929)	37,894	3,189
Net income (loss)	$47,939	$(46,851)	$90,994	$9,389

Earnings (loss) per share:
Basic	$0.26	$(0.25)	$0.50	$0.05
Diluted	$0.26	$(0.25)	$0.49	$0.05
Weighted average shares:
Basic	182,468,243	189,680,091	183,071,055	189,908,812
Diluted	183,439,165	189,680,091	184,367,127	192,409,616
The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$47,939	$(46,851)	$90,994	$9,389
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense of $0	16,278	(4,154)	16,439	(9,702)
Net (loss) gain on derivatives, net of income tax (benefit) expense of $(1,298) and $535 for the three months ended June 30, 2025 and 2024, respectively, and $(3,991) and $5,050 for the six months ended June 30, 2025 and 2024, respectively	(3,922)	1,624	(12,063)	15,164
Total other comprehensive income (loss)	12,356	(2,530)	4,376	5,462
Total comprehensive income (loss)	$60,295	$(49,381)	$95,370	$14,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2024	183,565	$19	$1,836,165	$(70,627)	$(746,964)	$1,018,593
Net income	—	—	—	—	43,055	43,055
Other comprehensive loss	—	—	—	(7,980)	—	(7,980)
Withholding taxes on net share settlement of stock-based compensation	—	—	(7,718)	—	—	(7,718)
Common Stock-based award activity	451	—	8,341	—	—	8,341
Repurchase and cancellation of Common Stock	(1,095)	—	(32,117)	—	—	(32,117)
Cash dividends declared	—	—	(13,044)	—	—	(13,044)
Issuance of Common Stock from the exercise of options	188	—	2,232	—	—	2,232
Balance at March 31, 2025	183,109	19	1,793,859	(78,607)	(703,909)	1,011,362
Net income	—	—	—	—	47,939	47,939
Other comprehensive income	—	—	—	12,356	—	12,356
Withholding taxes on net share settlement of stock-based compensation	—	—	(265)	—	—	(265)
Common Stock-based award activity	63	—	8,373	—	—	8,373
Repurchase and cancellation of Common Stock	(1,533)	—	(40,079)	—	—	(40,079)
Cash dividends declared	—	—	(12,899)	—	—	(12,899)
Issuance of Common Stock from the exercise of options	598	—	7,808	—	—	7,808
Balance at June 30, 2025	182,237	$19	$1,756,797	$(66,251)	$(655,970)	$1,034,595

Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	189,967	$20	$2,089,091	$(52,768)	$(775,093)	$1,261,250
Net income	—	—	—	—	56,240	56,240
Other comprehensive income	—	—	—	7,992	—	7,992
Withholding taxes on net share settlement of stock-based compensation	—	—	(14,524)	—	—	(14,524)
Common Stock-based award activity	628	—	9,099	—	—	9,099
Issuance of Common Stock from the exercise of options	3	—	69	—	—	69
Balance at March 31, 2024	190,598	20	2,083,735	(44,776)	(718,853)	1,320,126
Net loss	—	—	—	—	(46,851)	(46,851)
Other comprehensive loss	—	—	—	(2,530)	—	(2,530)
Common Stock-based award activity	26	—	9,614	—	—	9,614
Repurchase and cancellation of Common Stock	(2,036)	(1)	(79,074)	—	—	(79,075)
Issuance of Common Stock from the exercise of options	4	—	52	—	—	52
Balance at June 30, 2024	188,592	$19	$2,014,327	$(47,306)	$(765,704)	$1,201,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating activities:
Net income	$90,994	$9,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,724	186,574
Provision for credit losses	19,756	23,196
Impairment loss on intangible asset	—	132,540
Gain on sale of rental equipment and other property, plant and equipment	(14,338)	(12,523)
Amortization of debt discounts and debt issuance costs	6,974	5,916
Stock-based compensation expense	16,714	18,713
Deferred income tax expense (benefit)	1,129	(22,995)
Unrealized currency losses (gains), net	133	(25)
Other	1,990	2,070
Changes in operating assets and liabilities
Trade receivables	18	(12,701)
Inventories	530	(2,446)
Prepaid expenses and other assets	10,027	(10,512)
Operating lease assets and liabilities	239	1,076
Accounts payable and other accrued expenses	80,394	54,721
Deferred revenue and customer deposits	(12,346)	11,294
Net cash provided by operating activities	411,938	384,287
Investing activities:
Acquisitions, net of cash acquired	(136,815)	(70,575)
Purchase of rental equipment and refurbishments	(157,821)	(137,591)
Proceeds from sale of rental equipment	30,332	30,668
Purchase of property, plant and equipment	(10,920)	(12,801)
Proceeds from sale of property, plant and equipment	1,593	215
Purchases of investments	(68)	(3,245)
Maturities of marketable securities	600	—
Net cash used in investing activities	(273,099)	(193,329)
Financing activities:
Receipts from borrowings	860,307	782,235
Repayment of borrowings	(880,890)	(870,028)
Payment of financing costs	(7,328)	(5,220)
Payments on finance lease obligations	(11,231)	(9,569)
Receipts from issuance of Common Stock from the exercise of options	10,040	121
Repurchase and cancellation of Common Stock	(73,225)	(78,677)
Taxes paid on employee stock awards	(7,983)	(14,524)
Dividends paid	(25,632)	—
Net cash used in financing activities	(135,942)	(195,662)
Effect of exchange rate changes on cash and cash equivalents	952	(330)
Net change in cash and cash equivalents	3,849	(5,034)
Cash and cash equivalents at the beginning of the period	9,001	10,958
Cash and cash equivalents at the end of the period	$12,850	$5,924

Supplemental cash flow information:
Interest paid, net	$103,689	$109,524
Income taxes paid, net	$10,812	$36,062
Capital expenditures accrued or payable	$16,035	$15,695
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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Standards
ASU 2023-09. Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. ASU 2023-09 also requires entities to disclose more detailed information about income taxes paid, including jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.
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

NOTE 2 - Business Combination and Acquisition
Business Combination
During the six months ended June 30, 2025, the Company acquired a regional provider of climate-controlled containers and trailers for $115.6 million, net of cash acquired, which consisted primarily of approximately 2,100 temperature-controlled units. As of the acquisition date, the fair value of the goodwill recognized was $54.1 million, the fair value of the intangible assets acquired was $18.7 million, and the fair value of rental equipment acquired was $37.0 million. The preliminary accounting for the transaction, including the valuation of acquired rental equipment and intangible assets, is based on the best estimates of management and is subject to revision based on the final valuations. Goodwill recognized is attributable to expected operating synergies, assembled workforce, and the going concern value of the acquired business. Goodwill recorded for this acquisition is deductible for tax purposes. Revenue and earnings from the business combination following the acquisition date are not available, as the business was integrated into the Company's centralized financial and operational processes following the acquisition.
Asset Acquisition
During the six months ended June 30, 2025, the Company acquired certain assets and assumed certain liabilities of one local provider of clearspan solutions for $18.2 million in cash. As of the acquisition date, the fair value of rental equipment acquired was $16.4 million.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and six months ended June 30, 2025 and 2024 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
US	$550,716	$564,980	$1,081,762	$1,118,413
Canada	33,119	32,306	56,318	58,838
Mexico	5,248	7,304	10,554	14,520
Total revenues	$589,083	$604,590	$1,148,634	$1,191,771
Major Product and Service Lines
Equipment leasing is the Company's core business and the primary driver of the Company's revenue and cash flows. This includes turnkey space solutions along with VAPS. Leasing is complemented by new unit sales and sales of rental units. In connection with its leasing and sales activities, the Company provides services including delivery and installation, maintenance, removal, and other ad hoc services. The Company’s revenue by major product and service line for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Modular space leasing revenue(a)	$251,374	$253,725	$497,238	$505,872
Portable storage leasing revenue	79,563	86,433	156,598	177,882
VAPS and third party leasing revenues(b)	100,030	100,112	196,369	196,426
Other leasing-related revenue(b)(c)	11,949	18,322	27,101	39,013
Leasing revenue	442,916	458,592	877,306	919,193
Delivery and installation revenue	108,452	108,147	197,113	208,509
Total leasing and services revenue	551,368	566,739	1,074,419	1,127,702
New unit sales revenue	21,620	21,378	44,057	34,877
Rental unit sales revenue	16,095	16,473	30,158	29,192
Total revenues	$589,083	$604,590	$1,148,634	$1,191,771
(a) Includes revenue from clearspan structures.
(b) Includes $9.5 million and $10.1 million of service revenue for the three months ended June 30, 2025 and 2024, respectively, and $18.7 million and $20.1 million of service revenue for the six months ended June 30, 2025 and 2024, respectively.
(c) Includes primarily damage billings, delinquent payment charges, service revenue, and other processing fees associated with leasing arrangements, and is partially offset by provisions for specific uncollectible lease receivables.
Leasing and Services Revenue
The majority of revenue (74% for both the three months ended June 30, 2025 and 2024, and 75% for both the six months ended June 30, 2025 and 2024) was generated by lease income subject to the guidance of Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or the sale of units subject to the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").

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
Activity in the allowance for credit losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$100,291	$86,418	$101,693	$81,656
Provision for credit losses, net of recoveries	7,418	11,389	19,756	23,196
Write-offs recorded as a reduction to revenue	(19,571)	(8,605)	(33,336)	(15,659)
Foreign currency translation and other	222	(132)	247	(123)
Balance at end of period	$88,360	$89,070	$88,360	$89,070
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of June 30, 2025 and December 31, 2024, the Company had approximately $134.8 million and $139.4 million, respectively, of deferred revenue related to service revenue billed in advance. During the three and six months ended June 30, 2025, $23.1 million and $57.8 million, respectively, of deferred revenue related to service revenue billed in advance was recognized as revenue.
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

NOTE 4 - Inventories
Inventories at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$40,112	$39,823
Finished units	6,434	7,650
Inventories	$46,546	$47,473

NOTE 5 - Rental Equipment
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Modular space units	$3,774,232	$3,658,086
Portable storage units	1,103,053	1,070,025
Value added products	230,165	220,205
Total rental equipment	5,107,450	4,948,316
Less: accumulated depreciation	(1,682,926)	(1,570,377)
Rental equipment, net	$3,424,524	$3,377,939

NOTE 6 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)
Balance at December 31, 2023	$1,176,635
Additions from acquisitions	26,948
Effects of movements in foreign exchange rates	(2,230)
Balance at December 31, 2024	1,201,353
Additions from acquisitions	54,478
Effects of movements in foreign exchange rates	1,433
Balance at June 30, 2025	$1,257,264
Intangible Assets
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	June 30, 2025
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated impairment loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.5	$234,108	$—	$(128,798)	$105,310
Technology	1.0	1,500	—	(1,250)	250
Trade names	2.3	165,500	(132,540)	(16,726)	16,234
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets other than goodwill		$526,108	$(132,540)	$(146,774)	$246,794

	December 31, 2024
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated impairment loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.5	$215,408	$—	$(113,415)	$101,993
Technology	1.5	1,500	—	(1,125)	375
Trade names	2.7	165,500	(132,540)	(9,164)	23,796
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets other than goodwill		$507,408	$(132,540)	$(123,704)	$251,164

Amortization expense related to intangible assets was $11.8 million and $7.3 million for the three months ended June 30, 2025 and 2024, respectively, and $23.1 million and $14.7 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the expected future amortization expense for intangible assets was as follows for the years ended December 31:

(in thousands)
2025 (remaining)	$22,704
2026	40,210
2027	33,581
2028	18,037
2029	3,367
Thereafter	3,895
Total	$121,794

NOTE 7 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	June 30, 2025	December 31, 2024
2025 Secured Notes	6.125%	2025	$—	$525,283
ABL Facility	Varies	2027	1,567,861	1,556,651
2028 Secured Notes	4.625%	2028	496,143	495,582
2029 Secured Notes	6.625%	2029	493,025	492,467
2030 Secured Notes	6.625%	2030	493,607	—
2031 Secured Notes	7.375%	2031	494,460	494,329
Finance Leases	Varies	Varies	154,688	143,788
Total debt			3,699,784	3,708,100
Less: current portion of long-term debt			26,928	24,598
Total long-term debt			$3,672,856	$3,683,502
Maturities of debt, including finance leases, during the periods subsequent to June 30, 2025 are as follows:

(in thousands)
2025 (remaining)	$20,011
2026	34,040
2027	1,612,794
2028	533,275
2029	525,396
Thereafter	1,034,493
Total	$3,760,009
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
The applicable margin for Canadian Bankers' Acceptance Rate, Term Secured Overnight Financing Rate ("SOFR"), British Pounds Sterling and Euro loans is 1.50%. In addition to the applicable margin, the facility includes a credit spread adjustment of 0.10%. The applicable margin for base rate and Canadian Prime Rate loans is 0.50%. The applicable margins are subject to one step down of 0.25% or one step up of 0.25% based on the Company's leverage ratio and excess availability from the prior quarter. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. As of June 30, 2025, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the interest rate swap agreements, was 5.31%. Refer to Note 10 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate revolver commitments and (ii) the borrowing base ("Line Cap"). At June 30, 2025, the Line Cap was $3.2 billion and the Company had $1.6 billion of available borrowing capacity under the ABL Facility, including $1.4 billion under the US Facility and $197.6 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $220.0 million of letters of credit and $220.0 million of swingline loans. At June 30, 2025, the available capacity was $193.5 million of letters of credit and $220.0 million of swingline loans. At June 30, 2025, letters of credit and bank guarantees carried fees of 1.625%. The Company had issued $26.5 million of standby letters of credit under the ABL Facility at June 30, 2025.
The Company had approximately $1.6 billion of outstanding borrowings under the ABL Facility at June 30, 2025. Debt issuance costs of $14.1 million and $19.0 million were included in the carrying value of the ABL Facility at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the Company had no outstanding principal borrowings on the Multicurrency Facility and $1.1 million of related debt issuance costs, which were recorded in other non-current assets on the condensed consolidated balance sheet.
The ABL Facility and related guarantees are secured by a first priority security interest in substantially all of the assets of WSI and the Company’s other subsidiaries that are borrowers or guarantors under the ABL Facility, subject to customary exclusions.
Senior Secured Notes
On March 26, 2025, WSI completed a private offering of $500.0 million in aggregate principal amount of its 6.625% senior secured notes due 2030 (the "2030 Secured Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended and to non-U.S. persons outside the U.S. in accordance with Regulation S under the Securities Act. The 2030 Secured Notes mature on April 15, 2030 and bear interest at a rate of 6.625% per annum. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2025. Unamortized deferred financing costs pertaining to the 2030 Secured Notes were $6.4 million as of June 30, 2025.
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
Finance Leases
The Company maintains finance leases primarily for transportation and branch operations-related equipment. At June 30, 2025 and December 31, 2024, obligations under the finance leases were $154.7 million and $143.8 million, respectively.
Covenant Compliance
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of June 30, 2025.

NOTE 8 – Equity
Common Stock
In connection with the stock compensation vesting and stock option exercises described in Note 12, the Company issued 1,300,135 shares of Common Stock during the six months ended June 30, 2025.

Dividends
On February 18, 2025, the Company's Board of Directors approved a quarterly dividend program. Under the program, subject to quarterly approval and declaration by the Board of Directors, dividends will be payable on the third Wednesday of the third month of each calendar quarter to stockholders of record as of the first Wednesday of that same month.
In February 2025, the Board of Directors declared a quarterly dividend of $0.07 per share, totaling $13.0 million. In May 2025, the Board of Directors declared a quarterly dividend of $0.07 per share, totaling $12.9 million. Dividends paid were $25.6 million for the six months ended June 30, 2025.
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
During the six months ended June 30, 2025, the Company repurchased 2,628,041 shares of Common Stock for $71.9 million, excluding excise tax. As of June 30, 2025, $750.0 million of the authorization for future repurchases of Common Stock remained available.
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30, 2025
(in thousands)	Foreign currency translation	Unrealized gains (losses) on hedging activities	Total
Balance at December 31, 2024	$(80,720)	$10,093	$(70,627)
Other comprehensive income (loss) before reclassifications	161	(5,710)	(5,549)
Reclassifications from AOCI to income	—	(2,431)	(2,431)
Balance at March 31, 2025	(80,559)	1,952	(78,607)
Other comprehensive income (loss) before reclassifications	16,278	(1,469)	14,809
Reclassifications from AOCI to income	—	(2,453)	(2,453)
Balance at June 30, 2025	$(64,281)	$(1,970)	$(66,251)

	Six Months Ended June 30, 2024
(in thousands)	Foreign currency translation	Unrealized gains on hedging activities	Total
Balance at December 31, 2023	$(56,031)	$3,263	$(52,768)
Other comprehensive (loss) income before reclassifications	(5,548)	18,807	13,259
Reclassifications from AOCI to income	—	(5,267)	(5,267)
Balance at March 31, 2024	(61,579)	16,803	(44,776)
Other comprehensive (loss) income before reclassifications	(4,154)	7,247	3,093
Reclassifications from AOCI to income	—	(5,623)	(5,623)
Balance at June 30, 2024	$(65,733)	$18,427	$(47,306)
The Company reclassified amounts from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. Associated with these reclassifications, the Company recorded tax expense of $0.7 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and tax expense of $1.3 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively. The interest rate swaps are discussed in Note 10.

NOTE 9 – Income Taxes
The Company recorded $20.0 million and $37.9 million of income tax expense for the three and six months ended June 30, 2025, respectively, and $13.9 million of income tax benefit and $3.2 million of income tax expense for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate was 29.4% for both the three and six months ended June 30, 2025. The Company's effective tax rate for the three and six months ended June 30, 2024 was 22.9% and 25.4%, respectively.

The effective tax rate for the three and six months ended June 30, 2025 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes, non-deductible executive compensation, and discrete tax expense related to equity compensation. The effective tax rate for the three and six months ended June 30, 2024 differed from the US federal statutory rate of 21% primarily due to state and provincial taxes and non-deductible executive compensation, partially offset by a discrete tax benefit related to employee stock vesting.
On July 4, 2025, the United States Congress passed the budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is in the process of evaluating the effect of the OBBB on its financial statements.

NOTE 10 - Derivatives
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
The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. At June 30, 2025, the floating rate that the Company received under the terms of these swap agreements was 4.32% for the swap agreements entered in January 2023 and 4.31% for the swap agreements entered in January 2024.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024
Cash Flow Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$3,408	$6,990
Interest rate swaps	Other non-current assets	$—	$6,666
Interest rate swaps	Other non-current liabilities	$(5,846)	$—
The fair value of the interest rate swaps was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy (see Note 11), and reflected the amount that the Company would receive or pay for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
(Loss) gain recognized in OCI	$(11,170)	$31,104
Location of gain recognized in income	Interest expense, net	Interest expense, net
Gain reclassified from AOCI into income	$(4,884)	$(10,890)

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
The Company has assessed that the fair values of cash and short-term deposits, marketable securities, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. The Company's nonfinancial assets, which are measured at fair value on a nonrecurring basis, include rental equipment, property, plant and equipment, goodwill, intangible assets and certain other assets. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at June 30, 2025 and December 31, 2024 approximate their respective book values. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates.
The fair values of the Secured Notes are based on their last trading price at the end of each period obtained from a third party. The following table shows the carrying amounts and fair values of these financial liabilities measured using Level 2 inputs:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Secured Notes	$—	$—	$525,283	$527,269
2028 Secured Notes	496,143	494,375	495,582	477,170
2029 Secured Notes	493,025	514,430	492,467	506,235
2030 Secured Notes	493,607	519,455	—	—
2031 Secured Notes	494,460	526,600	494,329	514,310
Total	$1,977,235	$2,054,860	$2,007,661	$2,024,984
As of June 30, 2025, the carrying values of the 2028 Secured Notes, the 2029 Secured Notes, the 2030 Secured Notes, and the 2031 Secured Notes included $3.9 million, $7.0 million, $6.4 million, and $5.5 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability. As of December 31, 2024, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Secured Notes, and the 2031 Secured Notes included $1.2 million, $4.4 million, $7.5 million, and $5.7 million, respectively, of unamortized debt issuance costs, which were presented as a direct reduction of the corresponding liability.
The location and the fair value of derivative assets and liabilities in the condensed consolidated balance sheets are disclosed in Note 10.

NOTE 12 - Stock-Based Compensation
Stock-based compensation expense includes grants of stock options, time-based restricted stock units ("Time-Based RSUs") and performance-based restricted stock units ("Performance-Based RSUs," together with Time-Based RSUs, the "RSUs"). In addition, stock-based payments to non-executive directors and employees include grants of restricted stock awards ("RSAs"). Time-Based RSUs and RSAs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of WillScot's Common Stock on the grant date. Performance-Based RSUs are valued based on a Monte Carlo simulation model to reflect the impact of the Performance-Based RSU's market condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for Performance-Based RSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.
Restricted Stock Awards
The following table summarizes the Company's RSA activity for the six months ended June 30, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	36,346	$38.11	28,946	$44.44
Granted	64,070	$27.86	32,332	$38.20
Vested	(32,332)	$38.20	(25,483)	$44.59
Outstanding at end of period	68,084	$28.42	35,795	$38.69
Compensation expense for RSAs recognized in selling, general and administrative ("SG&A") expense on the condensed consolidated statements of operations was $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. Compensation expense for RSAs recognized in SG&A on the condensed consolidated statements of operations was $0.7 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, unrecognized compensation cost related to RSAs totaled $1.7 million and was expected to be recognized over the remaining weighted average vesting period of 0.9 years.

Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the six months ended June 30, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	576,652	$43.87	618,836	$36.07
Granted	391,843	$35.27	273,524	$48.68
Forfeited	(33,936)	$41.25	(12,906)	$44.47
Vested	(240,020)	$39.90	(223,566)	$33.31
Outstanding at end of period	694,539	$40.52	655,888	$42.11
Compensation expense for Time-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $2.6 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively. Compensation expense for Time-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $5.1 million and $5.0 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, unrecognized compensation cost related to Time-Based RSUs totaled $22.5 million and was expected to be recognized over the remaining weighted average vesting period of 2.9 years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity for the six months ended June 30, 2025 and 2024:

	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,768,460	$47.02	1,939,691	$42.95
Granted	406,265	$44.16	295,833	$66.60
Forfeited	(30,955)	$55.52	(9,965)	$46.18
Vested(a)	(620,326)	$43.18	(353,323)	$39.10
Outstanding at end of period	1,523,444	$47.65	1,872,236	$47.40
(a) The Performance-Based RSUs vested at a weighted average of 78% of target, or 482,083 shares, and 200% of target, or 706,646 shares, during the six months ended June 30, 2025 and 2024, respectively.
Compensation expense for Performance-Based RSUs recognized in SG&A expense on the condensed consolidated statements of operations was $5.3 million and $6.6 million for the three months ended June 30, 2025 and 2024, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A on the condensed consolidated statements of operations was $10.9 million and $13.1 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, unrecognized compensation cost related to Performance-Based RSUs totaled $30.6 million and was expected to be recognized over the remaining weighted average vesting period of 1.4 years.
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

Stock Options
The following table summarizes the Company's stock option activity for the six months ended June 30, 2025:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	814,889	$12.77
Exercised	—	$—	(786,204)	$12.77
Outstanding at end of period	534,188	$13.60	28,685	$12.86

Fully vested and exercisable options, June 30, 2025	534,188	$13.60	28,685	$12.86
The following table summarizes the Company's stock option activity for the six months ended June 30, 2024:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	829,246	$12.86
Exercised	—	$—	(7,093)	$17.04
Outstanding at end of period	534,188	$13.60	822,153	$12.82

Fully vested and exercisable options, June 30, 2024	534,188	$13.60	822,153	$12.82

NOTE 13 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2025, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 14 - Segment Reporting
The Company has one reportable segment. Refer to Note 3 for revenue by geographic area and revenue by major product and service lines. Refer to the Condensed Consolidated Balance Sheets for total assets. Refer to the Condensed Consolidated Statements of Cash Flows for total expenditures for additions to long-lived assets.
The Company defines EBITDA as net income (loss) plus interest (income) expense, income tax (benefit) expense, depreciation and amortization. The Company reflects further adjustments to EBITDA (“Adjusted EBITDA”) to exclude certain non-cash items and the effect of what the Company considers transactions or events not related to its core and ongoing business operations. The measure of profit or loss used by the Chief Operating Decision Maker ("CODM") to evaluate operating segment performance and allocate resources is Adjusted EBITDA. Management believes that evaluating operating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company. The Company considers Adjusted EBITDA to be an important metric because it reflects the business performance of the segments, inclusive of indirect costs.

The following table sets forth certain information regarding significant expense categories for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues:
Leasing and services revenue:
Unit leasing and other rental-related	$342,886	$358,480	$680,937	$722,767
VAPS and third party leasing	100,030	100,112	196,369	196,426
Delivery revenue	55,384	60,223	104,419	116,409
Installation revenue	53,068	47,924	92,694	92,100
Sales revenue:
New units	21,620	21,378	44,057	34,877
Rental units	16,095	16,473	30,158	29,192
Total revenues	589,083	604,590	1,148,634	1,191,771

Less:(a)
Costs of leasing and services:
Unit leasing	77,096	81,695	148,841	167,258
VAPS and third party leasing	18,242	16,553	34,567	33,384
Delivery	45,081	45,642	85,636	90,155
Installation	43,073	35,528	76,314	68,857
Costs of sales:
New units	13,552	13,358	28,750	21,631
Rental units	7,525	9,085	15,694	15,961
Employee SG&A expense(b)	67,471	67,230	135,736	137,870
Other segment items(c)	68,130	71,923	145,398	145,070
Adjusted EBITDA	$248,913	$263,576	$477,698	$511,585
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
The following table presents reconciliations of the Company’s net income to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$47,939	$(46,851)	$90,994	$9,389
Income tax expense (benefit)	19,984	(13,929)	37,894	3,189
Interest expense, net	58,977	55,548	117,446	112,136
Depreciation and amortization	112,632	93,746	209,724	186,574
Currency (gains) losses, net	(79)	(42)	144	35
Restructuring costs, lease impairment expense and other related charges	205	6,183	907	6,929
Impairment loss on intangible asset	—	132,540	—	132,540
Transaction costs	1,125	40	1,159	40
Integration costs	386	3,066	613	5,943
Stock compensation expense	8,373	9,614	16,714	18,713
Other	(629)	23,661	2,103	36,097
Adjusted EBITDA	$248,913	$263,576	$477,698	$511,585

NOTE 15 - Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic earnings per share calculation to the weighted average shares outstanding for the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Numerator:
Net income (loss)	$47,939	$(46,851)	$90,994	$9,389

Denominator:
Weighted average Common Shares outstanding – basic	182,468	189,680	183,071	189,909
Dilutive effect of outstanding securities:
RSAs	20	—	21	19
Time-based RSUs	11	—	50	186
Performance-based RSUs	412	—	556	1,354
Stock options	528	—	669	942
Weighted average Common Shares outstanding – dilutive	183,439	189,680	184,367	192,410
The following potential common shares were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
RSAs	—	36	—	—
Time-based RSUs	634	656	601	342
Performance-based RSUs	968	1,872	989	661
Stock Options	—	1,356	—	—
Total anti-dilutive shares	1,602	3,920	1,590	1,003

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand WillScot Holdings Corporation's ("WillScot") operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1 of this report. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and six months ended June 30, 2025 or prior periods.
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

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey space solutions. We offer our customers an extensive selection of space solutions with over 150,000 modular space units and over 213,000 portable storage units in our fleet. Our diverse product offering includes modular space solutions (modular office complexes, mobile offices, classrooms, blast-resistant modules, clearspan structures and sanitation solutions) and portable storage solutions (portable storage containers and climate-controlled containers and trailers). We also offer our customers a thoughtfully curated selection of solutions with Value-Added Products ("VAPS"), such as workstations, furniture, appliances, media packages, power and solar solutions, telematics, connectivity and data solutions, security and protection products, entrance packages, electrical and lighting products, organization and space optimization assets, perimeter solutions, and other items that improve the customer experience. We operate a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, site work, installation, disassembly, removal and other services to our customers for an additional fee as part of our leasing and sales operations. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of June 30, 2025, our branch network included approximately 260 branch locations and additional drop lots to service our over 85,000 customers.
We primarily lease, rather than sell, our space solutions to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease, or national account agreements. Rental contracts with customers are generally based on a 28-day or monthly rate and billing cycle. Initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term and continue until cancelled by the customer or us. Given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our consolidated lease portfolio, excluding seasonal portable storage units, is approximately 44 months. We believe our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits, and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction and infrastructure, commercial and industrial, energy and natural resources, and government and institutions. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several leading market indicators to predict demand, including Gross Domestic Product in North America, the Architecture Billings Index, and non-residential construction square foot starts. These indicators, among others, support our demand forecast for our two largest end markets, the commercial and industrial sector and the construction and infrastructure market, which collectively accounted for approximately 86% of our revenues for the six months ended June 30, 2025.
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

Dividends
On February 18, 2025, our Board of Directors approved a quarterly dividend program. Under the program, subject to quarterly approval and declaration by the Board of Directors, dividends will be payable on the third Wednesday of the third month of each calendar quarter to stockholders of record as of the first Wednesday of that same month. In February 2025, our Board of Directors declared a quarterly dividend of $0.07 per share, totaling $13.0 million. In May 2025, our Board of Directors declared a quarterly dividend of $0.07 per share, totaling $12.9 million. Dividends paid were $25.6 million for the six months ended June 30, 2025.
Share Repurchases
During the six months ended June 30, 2025, we repurchased 2,628,041 shares of Common Stock for $71.9 million, excluding excise tax. As of June 30, 2025, $750.0 million of the authorization for future repurchases of the Common Stock remained available.
Business Combination and Asset Acquisition
During the six months ended June 30, 2025, we acquired a regional provider of climate-controlled containers and trailers for $115.6 million, net of cash acquired, which consisted primarily of approximately 2,100 temperature-controlled units. As of the acquisition date, the fair value of the goodwill recorded was $54.1 million, the fair value of the intangible assets acquired was $18.7 million, and the fair value of rental equipment acquired was $37.0 million. The purchase price allocation is preliminary and subject to revision as additional information is obtained. The preliminary allocation of purchase price, including the valuation of acquired rental equipment and intangible assets, is based on the best estimates of management and is subject to revision based on the final valuations. Revenue and earnings from the business combination following the acquisition date are not available, as the business was integrated into the Company's centralized financial and operational processes following acquisition.
During the six months ended June 30, 2025, we also acquired certain assets and assumed certain liabilities of one local provider of clearspan solutions for $18.2 million in cash. As of the acquisition date, the fair value of rental equipment acquired was $16.4 million.
Second Quarter Highlights
For the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, results and key drivers of our financial performance included:
•Total revenues decreased $15.5 million, or 2.6%, to $589.1 million. Leasing revenue decreased $15.7 million, or 3.4%, driven by a decrease in total average units on rent of 22,615, or 10.3%, and partially offset by increased pricing and VAPS penetration. Reductions in non-residential construction project start activity as a result of higher interest rates reduced demand for our services, which resulted in fewer deliveries. Despite a decrease in the quantity of deliveries during the quarter, delivery and installation revenue increased $0.3 million, or 0.3%, due to an increased mix of large, complex projects. New unit sales revenue increased $0.2 million, or 1.1%, and rental unit sales revenue decreased $0.4 million, or 2.3%.
•Generated net income of $47.9 million for the three months ended June 30, 2025, representing an increase of $94.8 million, or 202.3%, as compared to the same period in 2024. In 2024, we recorded an impairment loss of $132.5 million for the three months ended June 30, 2024 related to the impairment of the Mobile Mini trade name as a result of rebranding under the WillScot brand name and discontinuing the use of the Mobile Mini trade name. Additionally, discrete costs in the period were $1.1 million, including $1.5 million of transaction and integration costs, compared to $3.1 million of transaction and integration costs in 2024. Finally, in 2024, we recorded a tax benefit of $13.9 million, as compared to an income tax expense of $20.0 million for the three months ended June 30, 2025.
•Generated Adjusted EBITDA of $248.9 million for the three months ended June 30, 2025, representing a decrease of $14.7 million, or 5.6%, as compared to the same period in 2024.
•Net cash provided by operating activities increased $29.7 million to $205.3 million for the three months ended June 30, 2025 from $175.6 million net cash provided by operating activities for the three months ended June 30, 2024.
•Net cash used in investing activities, excluding cash used for acquisitions, increased by $19.2 million. Capital expenditures for rental equipment increased $20.1 million for the three months ended June 30, 2025. Net CAPEX increased $20.3 million for the three months ended June 30, 2025.
•Generated Adjusted Free Cash Flow of $130.3 million for the three months ended June 30, 2025 as compared to $128.9 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, we deployed Adjusted Free Cash Flow to:
–Repurchase $39.9 million of our Common Stock, reducing outstanding Common Stock by 1,533,109 shares.
–Pay a $0.07 per share dividend, returning $12.7 million to our shareholders.
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

Consolidated Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Certain consolidated results of operations for the three months ended June 30, 2025 and 2024 are presented below.

	Three Months Ended June 30,		2025 vs. 2024 $ Change
(in thousands)	2025	2024
Revenues:
Leasing and services revenue:
Leasing	$442,916	$458,592	$(15,676)
Delivery and installation	108,452	108,147	305
Sales revenue:
New units	21,620	21,378	242
Rental units	16,095	16,473	(378)
Total revenues	589,083	604,590	(15,507)
Costs:
Costs of leasing and services:
Leasing	95,338	98,248	(2,910)
Delivery and installation	88,154	81,170	6,984
Costs of sales:
New units	13,552	13,358	194
Rental units	7,525	9,085	(1,560)
Depreciation of rental equipment	88,444	75,611	12,833
Gross profit	296,070	327,118	(31,048)
Other operating expenses:
Selling, general and administrative	145,023	180,793	(35,770)
Other depreciation and amortization	24,188	18,135	6,053
Impairment loss on intangible asset	—	132,540	(132,540)
Currency gains, net	(79)	(42)	(37)
Other expense, net	38	924	(886)
Operating income (loss)	126,900	(5,232)	132,132
Interest expense, net	58,977	55,548	3,429
Income (loss) before income tax	67,923	(60,780)	128,703
Income tax expense (benefit)	19,984	(13,929)	33,913
Net income (loss)	$47,939	$(46,851)	$94,790

	Three Months Ended June 30,		2025 vs. 2024 Change
(in thousands, except for units on rent and monthly rental rate)	2025	2024
Adjusted EBITDA	$248,913	$263,576	$(14,663)
Capital expenditures for rental equipment	$85,269	$65,174	$20,095
Net CAPEX	$74,984	$54,733	$20,251
Average modular space units on rent	90,285	95,671	(5,386)
Average modular space utilization rate	59.6%	62.5%	(290)	bps
Average modular space monthly rental rate	$1,237	$1,176	$61
Average portable storage units on rent	107,514	124,743	(17,229)
Average portable storage utilization rate	50.8%	59.2%	(840)	bps
Average portable storage monthly rental rate	$282	$263	$19
Comparison of Three Months Ended June 30, 2025 and 2024
Revenue: Total revenue decreased $15.5 million, or 2.6%, to $589.1 million for the three months ended June 30, 2025 from $604.6 million for the three months ended June 30, 2024. The decline in revenue was driven by a decrease in units on rent and an $11.0 million increase in write-offs recorded as a reduction to revenue compared to the same period in 2024. Leasing revenue decreased $15.7 million, or 3.4%, as compared to the same period in 2024, driven by the increase in write-offs and a decrease of 22,615 total average units on rent. Increases in average monthly rental rates offset some of these decreases. Delivery and installation revenue increased $0.3 million, or 0.3%. Rental unit sales decreased $0.4 million, or 2.3%, and new unit sales increased $0.2 million, or 1.1%.
Total average units on rent for the three months ended June 30, 2025 and 2024 were 197,799 and 220,414, respectively, representing a decrease of 22,615 units, or 10.3%. Lower demand was driven by reduced non-residential construction project starts due to higher interest rates and increased economic uncertainty. Portable storage average units on rent decreased by 17,229 units, or 13.8%, for the three months ended June 30, 2025 driven by lower demand in 2025. The average portable storage unit utilization rate during the three months ended June 30, 2025 was 50.8% as compared to 59.2% during the same period in 2024. Modular space average units on rent decreased 5,386 units, or 5.6%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The average modular space utilization rate during the three months ended June 30, 2025 was 59.6% as compared to 62.5% during the same period in 2024.
Modular space average monthly rental rates increased 5.2% year over year to $1,237 for the three months ended June 30, 2025, driven by our long-term price optimization strategies and VAPS penetration opportunities. Average portable storage monthly rental rates increased 7.2% year over year to $282 for the three months ended June 30, 2025 as a result of the mix effects from higher rates on climate-controlled containers and trailers. Total VAPS revenues, which were included in leasing revenue, were $100 million for both the three months ended June 30, 2025 and 2024.
Gross profit: Gross profit decreased $31.0 million, or 9.5%, to $296.1 million for the three months ended June 30, 2025 from $327.1 million for the three months ended June 30, 2024. The decrease in gross profit was a result of a $12.8 million decrease in leasing gross profit, decreased delivery and installation gross profit of $6.7 million, and a $12.8 million increase in depreciation of rental equipment. The decrease in gross profit was partially offset by a $1.2 million increase in new and rental unit sales gross profit. The decrease in leasing gross profit was primarily driven by lower demand in 2025.
Cost of leasing and services increased by $4.1 million, or 2.3%, for the three months ended June 30, 2025 versus the three months ended June 30, 2024, driven by increased sitework expense associated with an increased mix of large, complex projects, an increase in subcontractor costs of $5.0 million, or 8.6%, and an increase in materials costs of $1.0 million, or 4.3%, partially offset by a decrease in labor costs of $1.0 million, or 1.5%. Cost of sales decreased by $1.4 million, or 6.1%, driven by an increased mix of sales of lower net book value rental units. Our resulting gross profit percentage was 50.3% and 54.1% for the three months ended June 30, 2025 and 2024, respectively.
Selling, general and administrative expense ("SG&A"): SG&A decreased $35.8 million, or 19.8%, to $145.0 million for the three months ended June 30, 2025, as compared to $180.8 million for the three months ended June 30, 2024. The decrease was driven by a $23.6 million decrease in discrete expenses for legal and professional fees primarily related to our terminated acquisition of McGrath RentCorp ("McGrath") in 2024, a $6.0 million decrease in restructuring costs, a $2.7 million decrease in integration expense, and a $10.5 million decrease in the provision for credit losses, net of write offs. These decreased costs were partially offset by a $1.7 million, or 9.5%, increase in service agreements and professional fees, excluding discrete expenses for certain one-time projects, a $1.5 million increase in real estate and occupancy costs, and a $1.6 million increase in marketing and advertising expense.
Adjusted EBITDA: Adjusted EBITDA decreased $14.7 million, or 6%, to $248.9 million for the three months ended June 30, 2025 from $263.6 million for the three months ended June 30, 2024. The decrease was driven by a $12.8 million decrease in leasing gross profit and decreased delivery and installation gross profit of $6.7 million for the three months ended

June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was partially offset by a $1.2 million increase in new and used sales gross profit and decreased SG&A, excluding discrete costs, of $3.4 million.
Other depreciation and amortization: Other depreciation and amortization increased $6.1 million to $24.2 million for the three months ended June 30, 2025 as compared to $18.1 million for the three months ended June 30, 2024, primarily related to the amortization of the Mobile Mini trade name beginning in the third quarter of 2024.
Impairment loss on intangible asset: Impairment loss on intangible asset was $132.5 million for the three months ended June 30, 2024 related to the impairment of the Mobile Mini trade name due to our plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name.
Interest expense, net: Interest expense, net increased $3.4 million, or 6.2%, to $59.0 million for the three months ended June 30, 2025 from $55.5 million for the three months ended June 30, 2024. The increase in interest expense was a result of increased average debt outstanding. See Note 7 to the condensed consolidated financial statements for further discussion of our debt.
Income tax expense (benefit): Income tax expense was $20.0 million for the three months ended June 30, 2025 compared to income tax benefit of $13.9 million for the three months ended June 30, 2024, an increase in expense of $33.9 million. The increase in expense was primarily driven by an increase in income before income tax for the three months ended June 30, 2025.
Capital expenditures for rental equipment: Capital expenditures for rental equipment increased $20.1 million, to $85.3 million for the three months ended June 30, 2025 from $65.2 million for the three months ended June 30, 2024. Net CAPEX increased $20.3 million, or 37%, to $75.0 million for the three months ended June 30, 2025 from $54.7 million for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Certain consolidated results of operations for the six months ended June 30, 2025 and 2024 are presented below.

	Six Months Ended June 30,		2025 vs. 2024 $ Change
(in thousands)	2025	2024
Revenues:
Leasing and services revenue:
Leasing	$877,306	$919,193	$(41,887)
Delivery and installation	197,113	208,509	(11,396)
Sales revenue:
New units	44,057	34,877	9,180
Rental units	30,158	29,192	966
Total revenues	1,148,634	1,191,771	(43,137)
Costs:
Costs of leasing and services:
Leasing	183,408	200,642	(17,234)
Delivery and installation	161,950	159,012	2,938
Costs of sales:
New units	28,750	21,631	7,119
Rental units	15,694	15,961	(267)
Depreciation of rental equipment	162,396	150,519	11,877
Gross profit	596,436	644,006	(47,570)
Other operating expenses:
Selling, general and administrative	302,169	349,107	(46,938)
Other depreciation and amortization	47,328	36,055	11,273
Impairment loss on intangible asset	—	132,540	(132,540)
Currency losses, net	144	35	109
Other expense, net	461	1,555	(1,094)
Operating income	246,334	124,714	121,620
Interest expense, net	117,446	112,136	5,310
Income before income tax	128,888	12,578	116,310
Income tax expense	37,894	3,189	34,705
Net income	$90,994	$9,389	$81,605

	Six Months Ended June 30,		2025 vs. 2024 Change
(in thousands, except for units on rent and monthly rental rate)	2025	2024
Adjusted EBITDA	$477,698	$511,585	$(33,887)
Capital expenditures for rental equipment	$157,821	$137,591	$20,230
Net CAPEX	$136,816	$119,509	$17,307
Average modular space units on rent	90,398	95,721	(5,323)
Average modular space utilization rate	59.5%	62.5%	(300)	bps
Average modular space monthly rental rate	$1,222	$1,163	$59
Average portable storage units on rent	109,079	128,045	(18,966)
Average portable storage utilization rate	53.4%	60.7%	(730)	bps
Average portable storage monthly rental rate	$274	$262	$12

Comparison of Six Months Ended June 30, 2025 and 2024
Revenue: Total revenue decreased $43.1 million, or 3.6%, to $1,148.6 million for the six months ended June 30, 2025 from $1,191.8 million for the six months ended June 30, 2024. The decline in revenue was driven by a decrease in units on rent and a $17.7 million increase in write-offs recorded as a reduction to revenue compared to the same period in 2024. Leasing revenue decreased $41.9 million, or 4.6%, as compared to the same period in 2024, driven by the increase in write-offs and a decrease of 24,289 total average units on rent. Increases in average monthly rental rates offset some of these decreases. Delivery and installation revenues decreased $11.4 million, or 5.5%, due to decreased deliveries and returns. Rental unit sales increased $1.0 million, or 3.3%, and new unit sales increased $9.2 million, or 26.3%.
Total average units on rent for the six months ended June 30, 2025 and 2024 were 199,477 and 223,766, respectively. Lower demand was driven by reduced non-residential construction project starts due to higher interest rates and increased economic uncertainty. Portable storage average units on rent decreased by 18,966 units, or 14.8%, for the six months ended June 30, 2025 driven by lower demand in 2025. The average portable storage utilization rate during the six months ended June 30, 2025 was 53.4% as compared to 60.7% during the same period in 2024. Modular space average units on rent decreased 5,323 units, or 5.6%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The average modular space utilization rate during the six months ended June 30, 2025 was 59.5% as compared to 62.5% during the same period in 2024.
Modular space average monthly rental rates increased 5.1% to $1,222 for the six months ended June 30, 2025, driven by our long-term price optimization strategies and VAPS penetration opportunities. Average portable storage monthly rental rates increased 4.6% to $274 for the six months ended June 30, 2025 as a result of the mix effects from higher rates on climate-controlled containers and trailers. Total VAPS revenues, which are included in leasing revenues, were $196.4 million for both the six months ended June 30, 2025 and 2024.
Gross profit: Gross profit decreased $47.6 million, or 7.4%, to $596.4 million for the six months ended June 30, 2025 from $644.0 million for the six months ended June 30, 2024. The decrease in gross profit was a result of a $24.7 million decrease in leasing gross profit, decreased delivery and installation gross profit of $14.3 million, and a $11.9 million increase in depreciation of rental equipment. The decrease was partially offset by a $3.3 million increase in new and rental unit sales gross profit. The decrease in leasing gross profit was primarily driven by lower demand in 2025.
Cost of leasing and services decreased by $14.3 million, or 4.0%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, driven by a decrease in labor cost of $8.5 million, or 5.9%, and a decrease in material costs of $3.8 million, or 7.7%, as we reduced variable costs to match demand. Cost of sales increased by $6.9 million, or 18.2%. Our resulting gross profit percentage was 51.9% and 54.0% for the six months ended June 30, 2025 and 2024, respectively.
SG&A: SG&A decreased $46.9 million, or 13.4%, to $302.2 million for the six months ended June 30, 2025, as compared to $349.1 million for the six months ended June 30, 2024. The decrease was primarily driven by a $33.5 million decrease in legal and professional fees primarily related to our terminated acquisition of McGrath in 2024, a $6.0 million decrease in restructuring costs, and a $16.6 million, or 237.1%, decrease in the provision for credit losses, net of write offs. Employee SG&A excluding stock compensation decreased $2.1 million, or 1.5%, due to lower employee headcount. These decreased costs were partially offset by a $6.5 million increase in travel costs associated with our bi-annual Company meeting, a $4.1 million, or 11.1%, increased in service agreements and professional fees, excluding discrete expenses for certain one-time projects, a $3.6 million increase in real estate and occupancy costs, and a $2.2 million increase in marketing and advertising expense.
Adjusted EBITDA: Adjusted EBITDA decreased $33.9 million, or 7%, to $477.7 million for the six months ended June 30, 2025 from $511.6 million for the six months ended June 30, 2024. The decrease was driven by a $24.7 million decrease in leasing gross profit and decreased delivery and installation gross profit of $14.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was partially offset by a $3.3 million increase in new and used sales gross profit and decreased SG&A, excluding discrete costs, of $1.3 million.
Other depreciation and amortization: Other depreciation and amortization increased $11.3 million to $47.3 million for the six months ended June 30, 2025 as compared to $36.1 million for the six months ended June 30, 2024, primarily related to the amortization of the Mobile Mini trade name beginning in the third quarter of 2024.
Impairment loss on intangible asset: Impairment loss on intangible asset was $132.5 million for the six months ended June 30, 2024 related to the impairment of the Mobile Mini trade name based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name.
Interest expense, net: Interest expense increased $5.3 million to $117.4 million for the six months ended June 30, 2025 from $112.1 million for the six months ended June 30, 2024. The increase in interest expense was a result of increased average debt outstanding. See Note 7 to the condensed consolidated financial statements for further discussion of our debt.
Income tax expense: Income tax expense increased $34.7 million to $37.9 million for the six months ended June 30, 2025 as compared to $3.2 million for the six months ended June 30, 2024. The increase in expense was driven by an increase in income before income tax for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Capital expenditures for rental equipment: Capital expenditures for rental equipment increased $20.2 million, or 15%, to $157.8 million for the six months ended June 30, 2025 from $137.6 million for the six months ended June 30, 2024. Net CAPEX increased $17.3 million, or 14%, to $136.8 million for the six months ended June 30, 2025 from $119.5 million for the six months ended June 30, 2024 driven by the increase in capital expenditures for rental equipment, partially offset by a $1.9 million decrease in the purchase of property, plant and equipment and a $1.4 million increase in proceeds from the sale of property, plant, and equipment.

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
Our CODM evaluates business performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated net income to Adjusted EBITDA below. Management believes that evaluating performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company and captures the business performance inclusive of indirect costs.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider the measure in isolation or as a substitute for net income (loss), cash flow from operations or other methods of analyzing WillScot’s results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
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

The following table provides reconciliations of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$47,939	$(46,851)	$90,994	$9,389
Income tax expense (benefit)	19,984	(13,929)	37,894	3,189
Interest expense, net	58,977	55,548	117,446	112,136
Depreciation and amortization	112,632	93,746	209,724	186,574
Currency (gains) losses, net	(79)	(42)	144	35
Restructuring costs, lease impairment expense and other related charges	205	6,183	907	6,929
Impairment loss on intangible asset	—	132,540	—	132,540
Transaction costs	1,125	40	1,159	40
Integration costs	386	3,066	613	5,943
Stock compensation expense	8,373	9,614	16,714	18,713
Other	(629)	23,661	2,103	36,097
Adjusted EBITDA	$248,913	$263,576	$477,698	$511,585
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
The following table provides reconciliations of Net CAPEX:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Purchase of rental equipment and refurbishments	$(85,269)	$(65,174)	$(157,821)	$(137,591)
Proceeds from sale of rental equipment	16,269	16,473	30,332	30,668
Net CAPEX for Rental Equipment	(69,000)	(48,701)	(127,489)	(106,923)
Purchase of property, plant and equipment	(6,286)	(6,247)	(10,920)	(12,801)
Proceeds from sale of property, plant and equipment	302	215	1,593	215
Net CAPEX	$(74,984)	$(54,733)	$(136,816)	$(119,509)
Adjusted Free Cash Flow
We define Adjusted Free Cash Flow as net cash provided by operating activities; less purchases of rental equipment and property, plant and equipment and plus proceeds from sale of rental equipment and property, plant and equipment, which are all included in cash flows from investing activities; excluding one-time, nonrecurring payments for transaction costs from terminated acquisitions. Management believes that the presentation of Adjusted Free Cash Flow provides useful additional information concerning cash flow available to fund our capital allocation alternatives.

The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$205,311	$175,611	$411,938	$384,287
Purchase of rental equipment and refurbishments	(85,269)	(65,174)	(157,821)	(137,591)
Proceeds from sale of rental equipment	16,269	16,473	30,332	30,668
Purchase of property, plant and equipment	(6,286)	(6,247)	(10,920)	(12,801)
Proceeds from sale of property, plant and equipment	302	215	1,593	215
Cash paid for transaction costs from terminated acquisitions	—	8,070	—	9,185
Adjusted Free Cash Flow	$130,327	$128,948	$275,122	$273,963

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
Our revolving credit facility provides an aggregate principal amount of up to $3.7 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $3.3 billion (the “US Facility”) and (ii) a $400.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the “ABL Facility”). Borrowing availability under the ABL Facility is equal to the lesser of $3.7 billion and the applicable borrowing bases. The borrowing bases are a function of, among other considerations, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At June 30, 2025, we had $1.6 billion of available borrowing capacity under the ABL Facility.
Cash Flows
The following summarizes our change in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$411,938	$384,287
Net cash used in investing activities	(273,099)	(193,329)
Net cash used in financing activities	(135,942)	(195,662)
Effect of exchange rate changes on cash and cash equivalents	952	(330)
Net change in cash and cash equivalents	$3,849	$(5,034)

Comparison of the Six Months Ended June 30, 2025 and 2024
Cash flows from operating activities
Net cash provided by operating activities for the six months ended June 30, 2025 was $411.9 million as compared to $384.3 million for the six months ended June 30, 2024, an increase of $27.7 million. The increase in net cash provided by operating activities was primarily due to an increase of $37.4 million in the net movements of the operating assets and liabilities, partially offset by a $9.8 million decrease in net income, adjusted for non-cash items, during the six months ended June 30, 2025.
Cash flows from investing activities
Net cash used in investing activities for the six months ended June 30, 2025 was $273.1 million as compared to $193.3 million for the six months ended June 30, 2024, a $79.8 million increase in net cash used in investing activities. The increase in net cash used in investing activities resulted from a $66.2 million increase in cash used in acquisitions, net of cash acquired, and a $20.2 million increase in the purchase of rental equipment and refurbishments during the six months ended June 30, 2025.
Cash flows from financing activities
Net cash used in financing activities for the six months ended June 30, 2025 was $135.9 million as compared to $195.7 million for the six months ended June 30, 2024, a decrease of $59.7 million. The decrease was primarily due to a $67.2 million decrease in repayments of borrowings, net of receipts from borrowings, a $9.9 million increase in receipts from issuance of common stock from the exercise of options, and a $5.5 million decrease in cash used for the repurchase and cancellation of common stock during the six months ended June 30, 2025. The decrease was partially offset by a $25.6 million increase in cash used to pay dividends in the six months ended June 30, 2025.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2028 Secured Notes, 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, and finance leases totaling $3.7 billion as of June 30, 2025, $26.9 million of which is obligated to be repaid within the next twelve months. Refer to Note 7 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of June 30, 2025, the Company had lease obligations of $302.8 million, with $72.9 million payable within the next twelve months.
Other
In addition to the cash requirements described above, the Company has a dividend program subject to quarterly approval and declaration by the Board of Directors as well as a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock. As of June 30, 2025, $750.0 million of the authorization for future repurchases of our common stock remained available. These programs do not obligate the Company to issue dividends or repurchase shares.

Critical Accounting Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and the related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances and reevaluate our estimates and judgments as appropriate. Our actual results may differ materially and adversely from our estimates. For a complete discussion of our significant critical accounting estimates, see the “Critical Accounting Estimates” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K"). There were no significant changes to our critical accounting estimates during the six months ended June 30, 2025.

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.6 billion in outstanding principal under the ABL Facility at June 30, 2025. To manage interest rate risk, in January 2024 and January 2023, respectively, we executed interest rate swap agreements relating to an aggregate of $500.0 million and $750.0 million in notional amount of variable-rate debt under our ABL Facility. The January 2024 and January 2023 swap agreements provide for us to pay effective fixed interest rates of 3.70% and 3.44% per annum, respectively, and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased quarter to date interest expense by approximately $0.8 million based on outstanding borrowings at June 30, 2025.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2025, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchase of Common Stock during the second quarter of 2025.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
April 1, 2025 to April 30, 2025	741.2	$24.40	741.2	$771.7
May 1, 2025 to May 31, 2025	268.2	$27.94	268.2	$764.2
June 1, 2025 to June 30, 2025	523.7	$27.20	523.7	$750.0
Total	1,533.1		1,533.1
A share repurchase program authorizes the Company to repurchase its outstanding shares of Common Stock. In September 2024, the Board of Directors approved a reset of the share repurchase program authorizing the Company to repurchase up to $1.0 billion of its outstanding shares of Common Stock. As of June 30, 2025, $750.0 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
10.1*	Form of Restricted Stock Award Agreement.
10.2*	Employment Letter with Rohan Pal dated April 21, 2025.
10.3*	Separation and Release Agreement between Willscot Holdings Corporation and Sally Shanks, dated July 19, 2025.
10.4*	Form of Restricted Stock Unit Agreement, One Year Vesting.
10.5*	Form of Restricted Stock Unit Agreement, Three Year Vesting.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
* Filed herewith
** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Holdings Corporation

		By:	/s/ MATTHEW T. JACOBSEN
Dated:	July 31, 2025		Matthew T. Jacobsen
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)