Form 10-K
period 2025-12-31
WillScot Holdings Corp
filed 2026-02-19
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number: 001-37552
WILLSCOT HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-3430194
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
6400 East McDowell Road, Suite 300
Scottsdale, Arizona 85257
(Address of principal executive offices) (Zip code)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $4.9 billion.
Shares of Common Stock, par value $0.0001 per share, outstanding: 180,854,438 shares at February 13, 2026.

Documents Incorporated by Reference
The information required by Part III of this Annual Report on Form,10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for its 2026 annual meeting of stockholders, which definitive proxy statement will be filed with the US Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

WillScot Holdings Corporation
Annual Report on Form 10-K

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the US Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). The words “estimates,” “expects,” “anticipates,” “believes,” “forecasts,” “plans,” “intends,” “may,” “will,” “should,” “shall,” “outlook,” “guidance,” and variations of these words and similar expressions identify forward-looking statements, which are generally not historical in nature and relate to expectations for future financial performance or business strategies or objectives. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in or implied by in the forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that any such forward-looking statement will materialize. Important factors that may affect actual results or outcomes include, among others:
•economic conditions and changes therein, including financial market conditions and levels of end market demand;
•our ability to effectively compete in the modular space and portable storage industries;
•our ability to effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment from customers;
•our ability to implement our Network Optimization Plan (hereinafter defined);
•laws and regulations governing antitrust, climate related disclosures, cybersecurity and information technology, privacy, government contracts, anti-corruption, and the environment;
•the actions of activist shareholders;
•our ability to successfully acquire and integrate new operations;
•risks associated with cybersecurity threats and failure of our management information systems;
•trade policies and changes in trade policies, including the imposition of or increases in tariffs, their enforcement, trade restrictions, and broader economic measures and their consequences;
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
•our ability to achieve our sustainability goals;
•operational, economic, political, and regulatory risks;
•effective management of our rental equipment;
•the effect of changes in state building codes on our ability to remarket our buildings;
•significant increases in the costs and restrictions on the availability of raw materials and labor;
•fluctuations in fuel costs or a reduction in fuel supplies;
•our reliance on third-party manufacturers and suppliers;
•impairment of our goodwill, intangible assets and indefinite-life intangible assets;
•our ability to use our net operating loss carryforwards and other tax attributes;
•our ability to recognize deferred tax assets, such as those related to tax loss carryforwards, and utilize future tax savings;
•unanticipated changes in tax obligations, adoption of new tax legislation, or exposure to additional income tax liabilities;
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

PART I
ITEM 1.    Business
Unless the context otherwise requires, “we,” “us,” “our” and “Company” refers to WillScot Holdings Corporation ("WillScot") and our subsidiaries.
Our Company
Headquartered in Scottsdale, Arizona, we are a leading business services provider specializing in innovative and flexible turnkey temporary space solutions. Our diverse product offering includes modular office complexes, mobile offices, classrooms, blast-resistant modules, clearspan structures, sanitation solutions, portable storage containers, and climate-controlled containers and trailers. We offer our customers a thoughtfully curated selection of solutions intended to improve the overall customer experience by making modular space and portable storage units more productive, comfortable, safe and secure for our customers with Value-Added Products (“VAPS”), such as workstations, furniture, appliances, media packages, power and solar solutions, telematics, connectivity and data solutions, security and protection products, entrance packages, electrical and lighting products, organization and space optimization assets, perimeter solutions, and other items. These turnkey space solutions offer customers flexible, low-cost, and timely solutions to meet their space needs on an outsourced basis.
With roots dating back more than 80 years, we service diverse end markets across all sectors of the economy from a network of approximately 260 branch locations and additional drop lots throughout the United States (“US”), Canada, and Mexico. We lease turnkey space solutions (our “lease fleet”) to customers across 15 distinct end markets.
On January 31, 2023, the Company completed the sale of our former United Kingdom Storage Solutions ("UK Storage Solutions") segment. The accompanying consolidated financial statements present the historical financial results of the former UK Storage Solutions segment as discontinued operations in 2023. On July 29, 2024, the Company amended and restated its certificate of incorporation to effect a change of our name from “WillScot Mobile Mini Holdings Corp.” to “WillScot Holdings Corporation."

Products and Services
Our Company tagline emphasizes our commitment to bring expertise and execution to deliver turnkey space solutions that are right for the project and right for the timeline: "Right from the Start."
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
Section Modulars and Redi-Plex. Section modulars are two or more units combined into one structure. Redi-Plex complexes offer advanced versatility for large, open floor plans or custom layouts with private offices. Our proprietary design meets a wide range of national and state building, electrical, mechanical, and plumbing codes, which creates versatility in fleet management. Examples of section modular units include hospital diagnostic annexes, special events headquarters, temporary data centers, and larger general construction and commercial offices.
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
Portable Storage Solutions
Portable Storage Containers. Our portable storage containers offer an assortment of differentiated features such as patented locking systems, premium and multiple door options, and numerous configuration options. Standard portable storage containers are made from weather‑resistant corrugated steel and are available in lengths ranging from 5 to 48 feet, widths of either 8 or 10 feet, and a variety of configuration options. Doors can be placed at the front, front and back, or the sides of containers. We provide our customers with various differentiated portable storage offerings, ranging from a standard ISO container to more premium products with enhanced security and other features. We believe these steel storage containers are a more convenient and cost‑effective alternative to mass warehouse storage, with a high level of security to protect our customers' goods on location at their job site, facility, retail location, or office site.
Steel containers have a long useful life with no technical obsolescence. Our portable storage containers generally have estimated useful lives of 30 years from the date we build or acquire and remanufacture them, with average residual values exceeding 50%. The remanufacturing process begins with the purchase of used containers originally built to ISO standards which are 8 feet wide, up to 9.5 feet high and 20, 40 or 45 feet long. Remanufacturing typically involves cleaning, removing rust and dents, repairing floors and sidewalls, painting, and adding company logos or signs and may include further customization by adding our patented Tri‑Cam Locking System®, which features a waist‑level opening lever and interlocking bars to provide easy access for the customer without sacrificing security. We maintain our steel containers on a regular basis by removing rust, painting them with rust inhibiting paint, plug-welding holes, and occasionally replacing the wooden floor or a rusted steel panel. Repainting the outside of storage units is the most common maintenance item. A properly maintained container is essentially in the same condition as when it was initially acquired or remanufactured. We also offer VAPS for storage containers.
Climate-Controlled Containers and Trailers. We offer temperature-controlled containers, walk-in freezers, refrigerated storage trailers, and dock-height refrigerated trailers. These turnkey climate-controlled storage solutions come in a variety of sizes, allowing customers to efficiently manage temperature sensitive goods across various industries and infrastructures. These solutions can include motion-activated lighting, slip-resistant floors, multiple access options, roll and swing doors, and automatic tire-inflation systems for trailers.
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
Security and Protection. We offer highly secure doors, locks, and window and door bars to keep customers' belongings safe. We offer our lease customers a damage waiver program that covers loss or damage to the leased unit. We also offer low-cost insurance coverages provided by third-party insurers to protect customers' financial interests from loss and personal injury. We also offer ContainerGuardLock®, an optional security device used in combination with our Tri‑Cam Locking System®, which features a hidden six‑pin tumbler system and is made from drill‑resistant hardened steel.
Entrance Packages. We offer a complete range of fully installed aluminum stair, ramp, decking, and overhead canopy systems.
Sanitation. Sanitation rentals and servicing are also part of our VAPS portfolio. Sanitation services, whether for built-in restrooms within our modular units and stand-alone restroom trailers or related to third-party rental units, are handled through a reliable network of third-party partners, ensuring reliable service, cleanliness, and consistent functionality.
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
Aesthetics. We also offer VAPS to enhance unit aesthetics, including flooring, wraps, facades, and exterior paneling.
Delivery, Installation and Removal
We operate a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, site work, installation, disassembly, unhooking and removal, and other services to our customers for an additional fee as part of our leasing and sales operations. Revenue from delivery, site work, and installation results from the transportation of units to a customer's location, as well as site work required prior to installation, and installation of the units, which have been leased or sold. Typically, modular units are placed on temporary foundations constructed by our in‑house service technicians or subcontractors. These in‑house service technicians or subcontractors also generally install any ancillary products and VAPS. We also derive revenue from disassembling, unhooking, and removing units once a lease expires. We believe that our logistics and service capabilities are unrivaled in the industry, differentiate us from competitors, and enhance our value proposition to our customers.
Other Services
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

Product Leases
We primarily lease, rather than sell, our turnkey space solutions to customers, which results in a highly diversified and predictable recurring revenue stream. For the year ended December 31, 2025, over 90% of new lease orders were subject to our standard lease agreement, pre-negotiated master lease, or enterprise account agreements. Rental contracts with customers are generally based on a 28-day or monthly rate and billing cycle. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term and continue until cancelled by the customer or us. For the year ended December 31, 2025, the average effective duration of our consolidated lease portfolio for modular space and portable storage units, excluding seasonal portable storage units, was approximately 42 months. As a result, the lease duration of our portfolio helps to mitigate revenue volatility through different end-market and macroeconomic cycles.
For the year ended December 31, 2025, our average minimum contractual lease term at the time of delivery was less than 12 months. Given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our modular space lease portfolio, excluding ground level offices, was over

39 months, and on average, the steel ground level offices on rent for the year ended December 31, 2025 had been in place for over 23 months. Customers are responsible for the costs of delivery and set-up, dismantling and pick-up, customer-specified modifications, costs to return custom modifications back to standard configuration at end of lease, and any loss or damage beyond normal wear and tear. Our leases generally require customers to maintain liability and property insurance covering the units during the lease term and to indemnify us from losses caused by the negligence of the customer or its employees.
For the year ended December 31, 2025, the average effective duration of our lease portfolio for storage containers on rent, excluding seasonal portable storage units, was over 45 months. Rental contracts provide that the customer is responsible for the cost of delivery and pickup and specify that the customer is liable for any damage done to the unit beyond ordinary wear and tear. Customers may purchase a damage waiver to avoid damage liability in certain circumstances, which provides an additional source of recurring revenue. Customer possessions stored within a portable storage unit are the responsibility of that customer unless covered under our contents insurance products.
Demand for our products varies by end market. Construction customers typically reflect higher demand during months with more temperate weather, while demand from retailers, grocers, and specialty food providers is stronger from September through December, when more space is needed to store holiday inventories. These customers usually return these rented units in December and early in the following year, but also undertake ongoing rolling store renovations and have other seasonal needs, which present consistent recurring demand throughout the year.
As of December 31, 2025, we had over 304,000 total units including over 128,000 modular space units, over 176,000 portable storage units, and other VAPS representing fleet net book value of $3.1 billion and approximately 100 million square feet of relocatable commercial space. Approximately 87,000 of our modular space units, or 68%, and 99,000 of our portable storage units, or 56%, were on rent as of December 31, 2025.

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

Customers
Our customers operate in a diversified set of end markets, and we track several leading market indicators, such as gross domestic product ("GDP"), the Architecture Billing Index ("ABI"), non-residential construction square foot starts and put in place construction spending, to predict demand, including demand in our two largest end markets, the commercial and industrial market and the construction and infrastructure market, which accounted for approximately 43% and 42% of our revenues, respectively, for the year ended December 31, 2025.
Core to our operating model is the ability to deploy standardized assets that can be redeployed across our diversified customer base of over 85,000 customers. To optimize the use of fleet assets across our branch network, we centrally manage fleet rebalancing across 15 distinct end markets in which no single customer accounted for more than 2% of revenues for the year ended December 31, 2025. For the year ended December 31, 2025, our top 10 customers accounted for approximately 6% of revenues, and our top 50 customers accounted for approximately 15% of revenues, reflecting low customer concentration and significant project diversification within our portfolio.
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
Construction and Infrastructure
We provide office and storage space and clearspan structures to a broad array of contractors associated with non-residential buildings and non-building infrastructure and, to a lesser extent, residential construction. Our client portfolio includes many of the largest general contractors ("GCs") and engineering, architecture, procurement, and construction companies in North America, working across all of the non-residential construction sub-sectors. Examples include highway, street, bridge, and tunnel contractors; water, sewer, communication, and power line contractors; and special construction trades, including plumbing, electrical, glass, glazing, and demolition. Our construction and infrastructure customer base is characterized by a wide variety of contractors that are associated with original construction as well as capital improvements in the private, institutional, and municipal arenas. Units are used as offices, lunch and break rooms, accommodations, restroom facilities, material and equipment storage facilities, security offices, and other applications.
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

Competitive Strengths
We believe that the following competitive strengths have been instrumental to our success and position us for future growth:
North American Leader in Turnkey Temporary Space Solutions
Our network serves the largest North American metropolitan areas with local teams who have a deep understanding of their respective markets. In 2024, we completed the final systems and field harmonization contemplated by the integration plan related to our 2020 merger with Mobile Mini, Inc. ("Mobile Mini"), combining our legacy modular and storage sales and operations teams under a single leadership structure, organized by geography. This cost‑effective coverage model allows us to go-to-market locally with a single team to service our local and regional customers across our full offering of turnkey space solutions, while also addressing the needs of larger national customers looking for a full suite of high-quality services that can be provided on a consistent basis throughout North America. To support this field integration, we upgraded our field service and dispatch system, which allows us to better utilize our operational resources across all product lines while improving execution and customer communication. Because geographic proximity to customers is a competitive advantage when offering temporary commercial space, we believe that our extensive branch network allows us to better serve existing customers and attract new customers. We believe our extensive scale results in significant operational benefits, such as optimization of fleet yield and utilization, efficient capital allocation, superior service capabilities, and the ability to offer consistent turnkey solutions across all of our branch locations.
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
Investments in Technology
We believe our technology serves as a primary differentiator relative to our competition and is a key component of our customer value proposition. Our US and Canadian teams operate using a single consolidated customer relationship management ("CRM") software platform, which provides greater visibility into our customer base and enhances our ability to cross-sell our portfolio of products to our customers. We leverage our SAP enterprise resource planning ("ERP") platform and our data and analytics platform to achieve operating efficiencies and enhance the overall customer experience. Effective use of real‑time information allows us to monitor and optimize the utilization of our fleet, allocate our fleet to the highest demand markets, optimize pricing, and determine the best allocation of our capital to invest in fleet and branches. We are able to dynamically price and approach customer accounts in a strategic and statistically informed manner. We also believe our ability to leverage this data helps us to increase our market share and effectively manage supply and demand dynamics in our fleet to maximize cash flow in all phases of the economic cycle, including identifying opportunities where underutilized lease fleet can be sold or otherwise disposed to generate cash or provide other cost savings.
Similarly, advancements in technology continue to drive efficiency improvements in our business, enabling us to offer an enhanced experience for our customers. Given our customer-centric focus, we introduced a digital customer service portal to further streamline the customer experience for key touchpoints, such as ordering, scheduling, invoicing, and payment. During 2025, we continued to develop our route and schedule optimization processes to better utilize our logistics resources across all product lines, improve the customer experience, and differentiate from the competition. We believe our technology infrastructure is market-leading and plan to strengthen this advantage by leveraging our CRM and ERP platforms to improve operational efficiency and customer service.
We intend to roll out further enhancements to our sales enablement platform in early 2026 to provide complete, accurate, and timely visibility into every project opportunity. This platform will enable sharper qualification, intelligent project prioritization, and more effective pursuit strategies for our sales team. New account and project data optimization capabilities will unify all activities into a prioritized workspace, ensuring sales teams focus on the highest‑value actions that drive results. Enhanced routing and call‑intelligence tools, including zip‑code–based assignment, customer identification and insights, and a modernized interactive voice response ("IVR") should reduce friction and accelerate response times. We expect these innovations will elevate sales efficiency, execution quality, and customer engagement across the commercial organization.
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
Diversified Revenue Base by End Market, Product, Service and Geography
We have established strong relationships with a diverse customer base, ranging from large enterprise accounts that operate on a national scale, to small local businesses. Our customers operate in a diversified set of end markets. We believe that the diversity of our customer end markets reduces our exposure to changes related to a given customer, shifts within a particular end market or geographic region, and end market industry seasonality, while also providing significant opportunities to grow our business. Furthermore, the nature of our products is such that their use is generally agnostic to industry. This flexibility helps to insulate utilization from exposure to end market‑specific shocks, provided there are other needs and applications for these products within a reasonable distance.

The following chart illustrates the breakdown of our customers and revenue by end market as of December 31, 2025.
Proven Track Record Realizing Acquisition Synergies and Deploying Best Practices
We have a strong track record of integrating and generating significant revenue and cost synergies with our acquisitions. Since our public listing in 2017, we have executed approximately 40 acquisitions totaling approximately $4.9 billion in total enterprise value. These transactions have included small local storage portfolios, regional operators with mixed modular and storage fleets, including climate-controlled storage units, clearspan and perimeter solution assets, and larger transformational acquisitions such as Modular Space Corporation in 2018 and Mobile Mini in 2020.
In 2023, we acquired a US national provider of cold storage solutions, a regional modular space manufacturing and leasing business, and a US national provider of premium large clearspan structures. In 2024, we acquired certain assets of a regional provider of perimeter solutions and certain assets of a provider of premium large clearspan structures. Also in 2024, we acquired certain assets of three regional and local modular space and storage businesses, and, given the scalability of our operating platform, quickly integrated these assets into our leasing portfolio and branch network. In 2025, we acquired a regional provider of climate-controlled containers and trailers, as well as, rental fleet assets from two local companies. Opportunities such as these allow us to reach new customers, expand our product and service offering, and provide further opportunities for revenue and cost synergies.
Our Asset Base Provides Highly Attractive Asset-Level Returns with Long Useful Lives
The combination of long, predictable lease durations, long asset lives, and attractive unit economics underpins the compelling cash generation capability in our business model. As such, we have made significant investments in our lease fleet both organically through fleet purchases and through mergers and acquisitions. For the year ended December 31, 2025, our modular space and portable storage lease fleet reflecting the impacts of our recent Network Optimization Plan consisted of approximately 100 million square feet of relocatable space, comprising over 128,000 modular space units and over 176,000 portable storage units.
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

The following chart illustrates the breakdown of the net book value ("NBV") of our rental equipment among modular space units, including clearspan structures, portable storage units, and VAPS as of December 31, 2025.

RENTAL EQUIPMENT BREAKDOWN BY NBV

Modular space units: 66%
Portable storage units: 30%
Value added products: 4%

Our Business Generates Predictable Recurring Cash Flow Due to Our Long-Term Leases and Flexible Capex Requirements
Our recurring revenue, combined with our flexible capital expenditure ("capex") requirements and efficient use of working capital has allowed us to generate substantial free cash flow, both in periods of growth and during economic downturn. We believe the long-term nature of our leases, with average lease durations, excluding seasonal portable storage units, of approximately 42 months, as of December 31, 2025, produces strong operating income and predictable cash flow.
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
The modular space market has evolved in recent years as businesses and other potential customers increasingly recognize the value of modular space. The key growth drivers in this market are similar to portable storage and include:
•Growing need and demand for space: driven by general economic activity, including GDP, industrial production, mining and natural resources activity, non-residential construction, urbanization, public and education spending, the scale and frequency of special events, and increased occurrences of natural disasters such as hurricanes, tornados, and wildfires.
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

Our Business and Growth Strategies
We intend to maintain a leading market position and increase our revenue and profitability by pursuing the following strategies:
Drive Local Market Execution
As part of our growth strategy, in 2025, we implemented a new sales coverage model to increase accountability and collaboration in all geographies. To expand on our strategy, we are supplementing existing general management oversight of our sales teams with additional support for our sales representatives by repurposing functional sales support roles into Regional sales management roles. We believe this will provide consistent leadership across the field and inside sales teams for improved organizational alignment at the territory, account, and product levels to sell our full spectrum of capabilities. Together with sales enablement tools, we have more precision and control over how we go to market locally, providing improved targeting of project opportunities, improving customer conversion, and driving value per transaction. We believe this structure will help drive revenue growth, increase market penetration, and expanding existing customer relationships.
As part of our focus on the local market, we introduced an ecommerce solution to improve the efficiency and simplicity of customer interactions for portable storage containers. We believe this streamlines the customer experience across key touchpoints, including quoting and scheduling, in a transactional product category with a different sales cycle. By leveraging our technology infrastructure, we believe we can compete more effectively while allocating resources to other strategic areas of focus.
Develop Enterprise Accounts and Verticals
We believe the expansion of enterprise accounts through large-scale projects and multi-site presence will be a primary growth lever. Our largest customers represent an immediate and actionable growth opportunity across North America, and we are positioned well to serve major sectors of the economy with our product and service capabilities.
During 2025, we expanded account management teams and vertically-aligned business development resources to build our enterprise account customer portfolio and more importantly, create focused go-to market strategies that leverage our full product offering to service the specific needs of the customers in those unique vertical end markets. We repositioned leaders at the Company to enhance and oversee verticals with existing talent and industry knowledge. We believe this structure allows us to take a more targeted approach with dedicated teams focused on capturing increased wallet share with existing accounts and adding new lookalike accounts within the same industry vertical. By leveraging this alignment, our product expertise, geographical reach, and operational execution are competitive differentiators that create a pathway of growth for enterprise accounts.
Expand Value-Added Solutions
We continue to expand our portfolio of space solutions, including climate-controlled storage, clearspan structures, and sanitation, among others. Collectively, when combined with our core offerings, these adjacent products offer further opportunities to extend our differentiated value proposition to existing customers. They also expose a diverse set of new customers and end markets to which we can, in turn, offer our entire portfolio of space solutions. We are approaching these adjacent offerings with a balanced combination of organic investment, acquisition, and new product innovation. During 2023, we acquired a US national provider of climate-controlled storage solutions and a US national provider of premium large clearspan structures. These acquisitions allowed us to establish market leadership positions in both climate-controlled storage and clearspan structures. During 2025 and 2024, we grew our climate-controlled storage and clearspan businesses organically and through the acquisitions of assets of three regional providers of climate-controlled storage solutions and two national providers of premium large clearspan structures. In 2026, we plan to introduce the Quick Connect Canopy ("QCC") as a new organic, ground up development of our clearspan solutions. The QCC clearspan product will be a rapidly deployable, rugged and repeatable canopy-like space solution that mounts to ISO corner castings on our portable storage, GLO, FLEX, and climate-controlled units to provide overhead weather protection for people, equipment, materials, and working areas.
VAPS have been a prominent growth driver in our business for a decade. We believe this growth opportunity could be substantially larger if we successfully increase penetration of our modular space and portable storage units and continue to expand our VAPS offerings through new product introductions, which give us opportunities to build on lease revenues while providing more comprehensive solutions to customers. In 2024, we achieved new product introductions through innovative development, including our proprietary solar racking systems, and through the acquisition of a US regional provider of perimeter solutions. During 2025, we began the organic expansion of our perimeter solutions business and plan to continue this expansion across our branch network over time.
Optimize Lease Rate
We continue to advance pricing strategies to support product differentiation and positioning, customer and transaction segmentation, and contract standardization across our portfolio to reinforce our value proposition and drive revenue growth. Our long history of rate growth is evidence of our differentiated capabilities, continuous focus on innovation, and superior service levels. The turnover of our lease portfolio, with average lease durations of approximately three years, creates natural and reoccurring opportunities to adjust pricing based on changes in customer behavior. As the market leader in our industry, we offer the broadest fleet portfolio, the most differentiated turnkey VAPS, and the most consistent service capabilities across the largest branch network to help our customers "Right from the Start."
Focus on Operational Excellence and Continuous Improvement
We have numerous opportunities to improve operations and efficiency and prioritize these based on impact to growth, profitability, and the customer experience. We regularly assess our branch operating footprint, vendor base, and operating structure to maximize revenue generation while minimizing costs. We believe the increased scale, numerous operational best practices, SAP ERP platform, and consolidated CRM platform will significantly improve our operating efficiency over time. To improve our logistics capabilities, in 2024 we implemented a consolidated logistics platform and route optimization processes to minimize mileage, fuel cost and emissions. With a single ERP, CRM platform, and logistics platform in place, we have begun a multi-year effort to optimize our back-office functions and shared services. And throughout 2024, we unified our go-to-market approach for our modular and storage businesses to a single field sales and operations management structure where all modular and storage products are managed by a unified team in each local geographic market. We believe this new structure allows us to cross-sell our various products more effectively by being closer to our customers' needs in each geographical market, improves operations through sharing of logistics and service capabilities, and provides increased opportunities for our employees for career development and growth as we continue to expand our product offerings and services.
With this structure complete and stabilized, in 2025 we began reviewing our real estate positions in the various markets where we operate in to identify opportunities to reduce costs within our branch operating footprint. During 2025, we exited 60 acres of real estate and initiated a comprehensive network optimization initiative ("Network Optimization Plan") to reduce real estate costs without compromising our customer service capabilities and value proposition. The multi-year initiative encompasses exiting an additional 665 acres of real estate over the next four years and abandoning approximately 53,000 units (approximately 31,000 portable storage units and 22,000 modular space units) with a net book value of $312.1 million. As a result, we expect to moderate anticipated annual real estate cost increases by $25 million to $30 million over the next four years while maintaining market coverage across the entire footprint and sufficient idle fleet to serve future demand. For more information on our Network Optimization Plan, see Significant Developments in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Leverage Scale and Organic Initiatives with Accretive Acquisitions
Our markets for modular space and portable storage solutions are highly fragmented. We believe we have the broadest network of operating branches in North America, as well as a scalable corporate center and information technology systems, which position us to continue to acquire and integrate other companies while expanding the products and services available and offered to acquired customers. We have a proven track record of efficiency integrating acquisitions and quickly eliminating operational redundancies. We expect to continue to pursue acquisitions of adjacent offerings to expand geographic reach, capabilities, and overall scale. We also plan to continue our programmatic tuck-in strategy opportunistically to provide further scale efficiencies and improve returns generated by the acquired assets.
Deploy Capital to Strategically Support Organic Growth and Optimize Returns
We maintain a disciplined focus on our return on capital and invest opportunistically across multiple uniquely attractive asset classes, prioritizing our investments to where we see the strongest potential returns. We regularly assess both our existing lease fleet and customer demand for opportunities to deploy capital more efficiently. We manage our maintenance capex and growth capex to align with the economic conditions in which we operate. Within our existing lease fleet, we examine the potential cash and earnings generation of an asset sale versus continuing to lease the asset. In addition, we examine the relative benefits of organic expansion opportunities versus expansion through acquisition to obtain a favorable return on capital.
Use Free Cash Flow to Drive Value Creation
Our Free Cash Flow generation has accelerated rapidly in recent years, and we expect this trend to continue over time as we execute our strategy. While we see numerous organic and inorganic opportunities to re-invest in our core businesses, we believe we can generate surplus Free Cash Flow with which we can both reduce leverage and return capital to stockholders over time via share repurchases and dividend distributions. We view disciplined and prudent capital allocation as an additional powerful value creation lever, and we are committed to deploying this capital as productively as possible in the interests of our stockholders.

Human Capital Management
We believe that one of our main competitive advantages is our people - evident in the milestone anniversaries that we celebrate, our thriving peer recognition program, and our ability to attract and retain talent with expertise that strengthens our team and adds value to our customers. As of December 31, 2025, we employed approximately 4,700 people in the US, Canada, Mexico, and India, the majority of whom are full time. Approximately 81% of employees work in our approximately 260 branch locations and additional drop lots, while 19% of employees work in our support center locations. In 2025, the Company was certified for the third consecutive year as a Great Place to Work® based solely on feedback from employees.

Our Company values provide the basis of our approach to human capital management as well as how we engage with our stakeholders.
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
•Driven to Excellence: We measure success through our results and the achievement of our goals. We seek to continuously improve ourselves, our products and services in pursuit of stockholder value.
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
Physical Well-being
We provide comprehensive medical, dental and vision benefits to all US-based employees, whether hourly or salaried. We also provide paid leaves for eligible employees, including paid parental, caregiver, bereavement, and military leave. Additional programs include employer-paid short- and long-term disability, basic life insurance and accidental death and dismemberment insurance, as well as voluntary supplemental medical benefits, legal, identity theft, home and auto, and pet insurance. Recognizing that physical well-being is a journey, we also offer additional medical plan benefits including family planning coverage, personalized care for chronic conditions, including diabetes and back, joint, and muscle pain, a weight health program, and care coordination for cancer and surgery. We sponsor virtual health challenges for employees to encourage daily activity and a spirit of healthy competition.
Financial Well-being
Providing financial security for our employees is critical to overall well-being. Approximately 90% of US-based eligible employees participate in our 401(k) retirement savings program. We also offer several educational services employees can use to strengthen their personal financial acumen and improve retirement readiness.
In addition to supporting employees’ long-term financial security, we employ market-based pay practices to ensure fair, competitive wages at every level of the organization. We use compensation benchmarking data from reliable human capital consulting firms to set and maintain pay ranges and pay levels in line with market-based standards. We also administer multiple incentive pay plans designed to motivate and reward eligible employees commensurate with Company performance. Incentives may be either individually-based (sales commissions or bonuses), group-based (regional performance bonuses), or Company-based (support center employees).
The Company also sponsors the Minions of Kindness Fund, an employee-funded 501(c)(3) organization that provides financial support to support WillScot employees in times of distress.
Emotional Well-being
Caring for the emotional well-being of our employees means offering programs that meet a diverse range of work-life needs. Our Employee Assistance Program ("EAP") provides both mental health access and practical support for personal needs for employees and their families.
    We actively engage in the communities we serve and deliver sustainable solutions. Our Company's reach allows us to support all the communities in which we work and live. In addition to giving to charitable organizations that are meaningful to our employees and their communities through "Give Where You Live," we have national, non-profit partnerships with certain 501(c)(3) organizations in our core causes of Shelter, Hunger, Education, and Health & Wellness. Through these partnerships, our employees participate in build days with Habitat for Humanity, food drives and food bank volunteering with Feeding America and Food Banks Canada, blood drives and other volunteering opportunities with the American Red Cross, and work readiness, and financial awareness, and entrepreneurship programs for students with Junior Achievement. We provide employees up to 16 hours per year in volunteer paid time off to participate in “Give Where You Live” activities that are most meaningful to our employees.
Our community focus is amplified by our Employee Resource Groups ("ERGs"): Women of WillScot (“WOW"), Black Organization for Leadership & Direction (“BOLD”), Veterans United, Hispanos, People Respecting that Identity and Sexuality Matters (“PRISM”), and Indigenous Connection. ERGs are employee-led groups open to all employees and focused on creating a workplace where our team can share experiences.

Our employee listening programs include multiple pulse surveys throughout the year in addition to roundtable discussions, live question and answer with leadership during quarterly townhall meetings, which together give employees agency to inform Company programs and policies. In 2025, we continued our partnership with the Great Place to Work Institute and participated in the Trust Index survey. As a result of feedback from employees on their work-life experience and our culture, the Company certified for the third consecutive year as a Great Place to Work®
Learning and Development
We measure success through our results and the achievement of our goals. We seek to continuously improve ourselves, our products, and our services in pursuit of stockholder and customer value. In 2025, our employees completed more than 41,000 hours of training across a range of courses. In 2025, more than half of training hours were dedicated to compliance, health and safety, with the remainder comprising role-specific learning or other skill development. Our learning and development system houses a library of more than 19,000 courses and we offer tuition reimbursement for credentialed programs.
Our Driver Apprentice Program provides developmental opportunities for individuals interested in becoming a Commercial Driver’s License Class A driver for the Company. Our leadership development program (“LDP”) is an immersive, collaborative course for employees with high potential for leadership roles. We also host multiple in-person training events throughout the course of the year to connect employees to our strategic priorities and their career development goals.
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
Sustainability
As a leader in innovative and flexible space solutions, our approach to sustainability seeks to balance short-term and long-term solutions and considers the interests of our stakeholders in our everyday actions. The principal products we provide to our customers are long-lived, reusable, and relocatable, while producing minimal waste; sustainability is inherent in our business model.
Our Board of Directors, through our Nominating and Corporate Governance Committee, is actively involved in the development of our sustainability strategy and approach. We continue to execute on the five pillars of our sustainability strategy: environmental responsibility, sustainable solutions for customers, effective governance, empowering our people, and community impact.
Our business is managed for long-term success in a manner that we believe is economically, environmentally and socially responsible, and our sustainability efforts are focused in areas where we see tangible business impact.
Safety
Our health and safety priorities are a driving force that shape who we are and what we do. Safety extends beyond our branches and yards and includes travel and activities at the customer sites. WillScot fosters an environment in which our employees feel empowered and choose to make the safest and best decisions possible. Proper safety culture fosters personal accountability, leading to increased safety, active employee engagement, and a strong commitment to our Company and our customers.
We believe that we operate at high levels of safety and low levels of injury, and we remain committed to creating a zero-harm culture. Every employee has “stop-work” authority allowing employees to stop work, report near misses, and identify improvements that impact their own safety and that of others, which supports our constant goal of identifying and correcting safety issues before they turn into incidents.

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

Regulatory and Environmental Compliance
We are subject to certain environmental, transportation, anti-corruption, import control, health and safety, and other laws and regulations in countries, states or provinces, and localities in which we operate. We incur significant costs in our business to comply with these laws and regulations. However, from time to time we may be subject to additional costs and penalties as a result of non-compliance. The discovery of currently unknown matters or conditions, new laws and regulations, or different enforcement or interpretation of existing laws and regulations could have a material adverse effect on our business or operations in the future.
We are subject to laws and regulations that govern and impose liability for activities that may have adverse environmental effects, including discharges into air and water and handling and disposal of hazardous substances and waste. As of the date of this Annual Report on Form 10-K, no environmental matter has been material to our operations. Based on our management’s assessment, we believe that any environmental matters relating to us of which we are currently aware will not be material to our overall business or financial condition.

Available Information
Our website address is www.willscot.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the US Securities and Exchange Commission (the “SEC”). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding WillScot. Our website also includes various Corporate Governance Policies, Code of Business Conduct and Ethics and charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our Board of Directors, among other policies. The information available on, or that can be accessed through, our website is not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K.

ITEM 1A.    Risk Factors
Risks Relating to Our Business
Global or local economic movements could have a material adverse effect on our business.
Our business, which operates in the US, Canada, and Mexico, has been, and may continue to be, negatively impacted by economic movements or downturns in the local markets in which we operate or global markets generally. Adverse economic conditions may reduce commercial activity, cause disruption and extreme volatility in global financial markets and increase rates of default and bankruptcy. Reduced economic activity has at times historically resulted in reduced demand for our products and services. Disruptions in financial markets could negatively impact the ability of our customers to pay their obligations to us in a timely manner and increase our counterparty risk. If economic conditions worsen, we may face reduced demand and an increase, relative to historical levels, in the time it takes to receive customer payments. If we are not able to adjust our business in a timely and effective manner to changing economic conditions, our business, results of operations, and financial condition may be materially adversely affected.
Moreover, the level of demand for our products and services is sensitive to the level of demand within various sectors, particularly the commercial and industrial, construction and infrastructure, education, energy and natural resources, and government end markets. We experienced a decline in new contract activations and resulting units on rent over the past three years as a result of the decline in non-residential construction square foot starts in the US from peak levels near the end of 2022. Each of these sectors is influenced not only by the state of the general global economy, but also by a number of more specific factors as well. For example, a decline in global or local energy prices may materially adversely affect demand for modular buildings within the energy and resources sector. The levels of activity in these sectors and geographic regions may also be cyclical, and we may not be able to predict the timing, extent or duration of the activity cycles in the markets in which we or our key customers operate. A decline or slowed growth in any of these sectors or geographic regions could result in reduced demand for our products and services, which may materially adversely affect our business, results of operations, and financial condition.
We face significant competition in the modular space and portable storage industries. Such competition may result in pricing pressure or an inability to maintain or grow our market share. If we are unable to compete successfully, we could lose customers and our revenue and profitability could decline.
Although our competition varies significantly by market, the modular space and portable storage industries are highly competitive and highly fragmented. We compete based on a number of factors, including customer relationships, product quality and availability, delivery speed, VAPS and service capabilities, pricing, and overall ease of doing business. We may experience pricing pressures in our operations as some of our competitors seek to obtain market share by reducing prices, and we may face reduced demand for our products and services if our competitors are able to provide new or innovative products or services that better appeal to customers. In most of our end markets, we face competition from national, regional and local companies that have an established market position in the specific service area, and we expect to encounter similar competition in any new markets or new product lines that we may enter. In certain markets or product lines, some of our competitors may have greater market share, less debt, greater pricing flexibility, more attractive product or service offerings, better brand recognition or superior marketing and financial resources. Increased competition could result in lower profit margins, substantial pricing pressure, and reduced market share. Price competition, together with other forms of competition, may materially adversely affect our business, results of operations, and financial condition.
If we do not manage our credit risk effectively, collect on our accounts receivable, or recover our rental equipment from our customers, it could materially adversely affect our business, financial condition and results of operations.
We perform credit evaluation procedures on our customers and require advance payment, security deposits, or other forms of security from our customers when we identify a significant credit risk. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables and loss of units if we are unable to recover our rental equipment from our customers’ sites. If we are not able to manage credit risk, or if a large number of our customers have financial difficulties at the same time, our credit and rental equipment losses would increase above historical levels. If this should occur, our business, financial condition, results of operations, and cash flows may be materially adversely affected.
We face risks from our Network Optimization Plan, which could adversely affect our financial condition, results of operations and cash flows.
The execution of our Network Optimization Plan involves operational, financial, and execution risks. We may experience delays or increased costs associated with exiting leased properties, including costs to dispose of or relocate related rental equipment. Additionally, the abandonment of rental fleet units may reduce the availability of certain equipment types or configurations, which could impair our ability to meet customer demand or maintain service levels in certain markets. Although we believe the Network Optimization Plan will maintain market coverage and adequate idle fleet to support projected demand, there is no assurance that these actions will not negatively impact customer relationships, revenue, or our competitive position.
If we are unable to successfully implement the Network Optimization Plan as intended, or if the anticipated cost savings and operational efficiencies are not realized on the expected timeline or at all, our business, financial condition, cash flows, and results of operations could be adversely affected.
We are subject to various laws and regulations governing antitrust, climate related disclosures, cybersecurity and information technology, privacy, government contracts, anti-corruption and the environment. Obligations and liabilities under these laws and regulations may materially harm our business.
Our operations are subject to an array of governmental regulations in each of the jurisdictions in which we operate. For example, our activities in the US are subject to regulation by several federal and state government agencies, including the Occupational Safety and Health Administration, and by federal and state laws. Our operations and activities in other jurisdictions are subject to similar governmental regulations. Similar to conventionally constructed buildings, the modular business industry is also subject to regulations by multiple governmental agencies in each jurisdiction relating to, among others, environmental, zoning and building standards, and health, safety and transportation matters. These regulations affect our portable storage solutions customers, most of whom use our storage units to store their goods on their own properties for various lengths of time. If local zoning laws or planning permission regulations in one or more of our markets no longer allow our units to be stored on customers' sites, our business in that market will suffer. Noncompliance with applicable regulations, implementation of new regulations or modifications to existing regulations may increase costs of compliance, require the termination of certain activities or otherwise materially adversely affect our business, results of operations, and financial condition.
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
Department of Transportation and Titling Regulations
We operate in the US pursuant to operating authority granted by the US Department of Transportation (the “DOT”). Our drivers must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours of service. Such matters as equipment weight and dimensions are also subject to government regulations. Our safety record could be ranked poorly compared to peer firms. A poor safety ranking may result in the loss of customers or difficulty attracting and retaining qualified drivers, which could adversely affect our results of operations. Should additional rules be enacted in the future, compliance with such rules could result in material additional costs.
Additionally, we are subject to and may be required to expend funds to ensure compliance with a variety of laws, regulations, and ordinances related to unit titling, stamping, and registration rules and procedures, and notification requirements to agencies and law enforcement relating to unit transfers, particularly when acquiring new assets and operations. Many of these laws and regulations are frequently complex and subject to interpretation, and failure to comply with present or future regulations or changes in interpretations of existing laws or regulations may result in impairment or suspension of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our units. We may be subject to similar types of regulations by governmental agencies in new markets. In addition, new legal or regulatory requirements or changes in existing requirements may delay or increase the cost of acquiring and integrating new units, which may adversely impact our ability to conduct our business.
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
We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist at our facilities or at third-party sites for which we may be liable. Enactment of stricter laws or regulations, stricter interpretations of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at sites we own or third-party sites may require us to make additional expenditures, some of which could be material. Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial statements.
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
Tariffs and/or other developments with respect to trade policies, trade agreements and government regulations may materially adversely affect our business, financial condition and results of operations. From time to time, the US government has historically imposed and may in the future impose tariffs on steel, aluminum, lumber, and other imports from certain countries or countries generally, which could result in increased costs for these materials. Without limitation, (i) tariffs currently in place and (ii) the imposition by the federal government of new tariffs on imports to the US could materially increase (a) the cost of our products that we are offering for sale or lease, (b) the cost of certain products that we source from foreign manufacturers, and (c) the cost of certain raw materials or products that we utilize. We may not be able to pass such increased costs on to our customers, and we may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis. The current US administration has implemented or increased, or announced plans to implement or increase tariffs, including on products manufactured in China, Canada, and Mexico, though it remains unclear what specific actions will be implemented or be maintained. The implementation or maintenance of tariffs announced to date or announced in the future, or any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in US or international trade policies could increase uncertainty and adversely impact our supply chain, increase costs, and reduce demand for our products, directly or indirectly due to negative effects on our customers, the US economy, the economies of other countries in which we operate or the global economy, any or all of which developments may materially adversely affect our business, financial condition, and results of operations. Further, the duration and scope of these potential effects are unknown. Although we actively monitor our procurement policies and practices to avoid undue reliance on foreign goods subject to tariffs, when practicable, there is no assurance that any actions we implement as a result will allow us to avoid these potential effects.
Fluctuations in interest rates and commodity prices may also materially adversely affect our revenues, results of operations and cash flows.
Although we have fixed-rate debt through our Senior Secured Notes (as defined below), our borrowings under our senior secured asset-based revolving credit facility (the "ABL Facility") remain variable rate debt. Our interest rate swaps have partially mitigated the impacts of fluctuations in interest rates under the ABL Facility. However, fluctuations in interest rates have in the past negatively impacted, and may continue to negatively impact, the amount of our interest payments, as well as our ability to refinance portions of our existing debt in the future at attractive interest rates. In addition, certain of our end markets have in the past been, and may continue to be, sensitive to interest rates for project financing, which can impact the demand for our services. Lastly, certain of our end markets, as well as portions of our cost structure, such as transportation costs, have in the past been, and may continue to be, sensitive to changes in commodity prices, which can impact both demand for and profitability of our services. These changes could impact our future earnings and cash flows.
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
Anticipated changes in immigration laws and regulations could decrease the pool of candidates with legal work authorization, cause disruption in the workforce for companies, and increase the costs, time, and requirements to hire new employees.
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
Our customer base includes customers operating in a variety of industries, including commercial and industrial, construction and infrastructure, education, energy and natural resources, government, retail, and other end markets. Many of these customers, across this wide range of industries, are facing economic and/or financial pressure from changes to their industry resulting from the global, national and local economic climate in which they operate and industry-specific economic and financial disruptions, including, in some cases, consolidation and lower sales revenue from physical locations, resulting from changes in political, social and economic conditions. These and any future changes to any of the industries in which our customers operate could cause them to rent fewer units from us or otherwise be unable to satisfy their obligations to us. In addition, certain of our customers are facing financial pressure and such pressure, or other factors, may result in consolidation in some industries and/or an increase in bankruptcy filings by certain customers. Each of these facts and industry impacts, individually or in the aggregate, could have a materially adverse effect on our operating results.
We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
Our ability to compete effectively depends in part upon protection of our rights in trademarks, copyrights and other intellectual property rights we own or license. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information and patents, or to defend against claims by third parties that our services or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of resources. A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing services, which could harm our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition, or results of operations.
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
Sales of new and used modular space and portable storage units to customers represented approximately 6% of our revenue during the year ended December 31, 2025. Sale transactions are subject to certain factors that are beyond our control, including permit requirements, the timely completion of prerequisite work by others and weather conditions. Accordingly, the actual timing of the completion of these transactions may take longer than we expect. As a result, our actual revenue and cash flow in a particular fiscal period may not consistently correlate to our internal operational plans and budgets. If we are unable to accurately predict the timing of these sales, we may fail to take advantage of business and growth opportunities otherwise available, and our business, results of operations, financial condition, and cash flows may be materially adversely affected.
We may be unable to achieve our sustainability goals.
We are dedicated to corporate social responsibility and sustainability and our employees, customers, and stockholders expect us to make significant advancements in sustainability matters. In part to address these concerns, we established certain goals as part of our sustainability strategy. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that our colleagues, customers, or stockholders might not be satisfied with our efforts. These risks and uncertainties include: our ability to execute our operational strategies and achieve our goals within the costs that we currently project and the timeframes we expect; the availability and cost of renewable energy and other materials; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third-party contractors; the actions of competitors and competitive pressures; and an acquisition of or merger with another company that has not adopted similar goals or whose progress towards reaching its goals is not as advanced as ours. A failure to meet our goals could adversely affect public perception of our business, employee morale, or customer or stockholder support.
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
Building codes are generally reviewed, debated and, in certain cases, modified on a national level every three years as an ongoing effort to keep the regulations current and improve the life, safety and welfare of the buildings' occupants. All aspects of a given code are subject to change, including such items as structural specifications for earthquake safety, energy efficiency and environmental standards, fire and life safety, transportation, lighting and noise limits. On occasion, state agencies have undertaken studies of indoor air quality and noise levels with a focus on permanent and modular classrooms. This process leads to a systematic change that requires engagement in the process and recognition that past methods will not always be accepted. New modular construction is very similar to conventional construction where newer codes and regulations generally increase costs. New governmental regulations may increase our costs to acquire new rental equipment, as well as increase our costs to refurbish existing equipment.
Compliance with building codes and regulations entails risk as state and local government authorities do not necessarily interpret building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. These regulations often provide broad discretion to governmental authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of compliance in particular markets. The construction and modular industries have developed many “best practices,” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than ours. When, and if, regulators clarify regulatory standards, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our business, financial condition, operating cash flows, and results of operations could be negatively impacted.
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
In connection with our business, to better serve our customers and optimize our capital expenditures, we often move our fleet from branch to branch. In addition, most of our customers arrange for delivery and pick up of our units through us. Accordingly, we could be materially adversely affected by significant increases in fuel prices that result in higher costs to us for transporting equipment. In the event of fuel and trucking cost increases, we may not be able to promptly raise our prices to make up for increased costs. A significant or prolonged price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.
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
We have a substantial amount of goodwill and indefinite-life intangible assets (trade names), which represents the excess of the total purchase price of our acquisitions over the fair value of the assets acquired, and other intangible assets. As of December 31, 2025, we had approximately $1,257.6 million and $224.1 million of goodwill and intangible assets, net, respectively, in our consolidated balance sheet, which represented approximately 21.6% and 3.9% of total assets, respectively.
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
As of December 31, 2025, we had US net operating loss (“NOL”) carryforwards of approximately $180.8 million and $187.0 million for US federal income tax and state tax purposes, respectively, available to offset future taxable income, prior to consideration of annual limitations that Section 382 of the Internal Revenue Code of 1986 may impose. The US NOL carryforwards begin to expire in 2026 for state and in 2031 for federal if not utilized.
Our US NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382 of the Internal Revenue Code and corresponding provisions of US state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its US NOLs and other applicable tax attributes before the ownership change, such as research and development tax credits, to offset its income after the ownership change may be limited. Similar provisions apply with respect to certain state and non-US jurisdictions, which could limit our ability to offset taxable income. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We recognize deferred tax assets primarily related to deductible temporary differences based on our assessment that the item will be utilized against future taxable income and the benefit will be sustained upon ultimate settlement with the applicable taxing authority. Such deductible temporary differences primarily relate to tax loss carryforwards and business interest expense limitations. Tax loss carryforwards arising in a given tax jurisdiction may be carried forward to offset taxable income in future years from such tax jurisdiction and reduce or eliminate income taxes otherwise payable on such taxable income, subject to certain limitations. Deferred interest expense exists primarily within our US operating companies, where interest expense was not previously deductible as incurred but may become deductible in the future subject to certain limitations. We may have to write down, through income tax expense, the carrying amount of certain deferred tax assets to the extent we determine it is not probable that we will realize such deferred tax assets under accounting principles generally accepted in the US ("GAAP").
Unanticipated changes in our tax obligations, the adoption of new tax legislation, or exposure to additional income tax liabilities could affect profitability.
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
In the future, we may need to raise additional funds to, among other things, refinance existing indebtedness, fund existing operations, improve or expand our operations, respond to competitive pressures or make acquisitions. If adequate funds are not available on acceptable terms, we may be unable to achieve our business or strategic objectives or compete effectively. Our ability to pursue certain future opportunities may depend in part on our ongoing access to debt and equity capital markets. We cannot assure you that any such financing will be available on terms satisfactory to us or at all. If we are unable to obtain financing on acceptable terms, we may have to curtail our growth by, among other things, curtailing the expansion of our fleet of units or our acquisition strategy. Additionally, future credit market conditions could increase the likelihood that one or more of our lenders may be unable to honor their commitments under our ABL Facility, which could have an adverse effect on our financial condition and results of operations.
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
As of December 31, 2025, we had $3.6 billion of total indebtedness, excluding deferred financing fees, consisting of $1.5 billion of borrowings under our ABL Facility, $500.0 million of our 4.625% senior secured notes due 2028 ("2028 Secured Notes"), $500.0 million of our 6.625% senior secured notes due 2029 ("2029 Secured Notes"), $500.0 million of our 6.625% senior secured notes due 2030 ("2030 Secured Notes"), $450.0 million of our 7.375% senior secured notes due 2031 ("2031 Secured Notes" and collectively "Senior Secured Notes"), and $166.9 million of finance leases. Our leverage could have important consequences, including (a) making it more difficult to satisfy our obligations with respect to our various debt and liabilities; (b) requiring us to dedicate a substantial portion of our cash flow from operations to debt payments, thus reducing the availability of cash flow to fund internal growth through working capital and capital expenditure on our existing fleet or on new fleet and for other general corporate purposes; (c) increasing our vulnerability to a downturn in our business or adverse economic or industry conditions; (d) placing us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow and that, therefore, may be able to take advantage of opportunities that our leverage would prevent us from pursuing; (e) limiting our flexibility in planning for or reacting to changes in our business and industry; (f) restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; restricting us from pursuing strategic acquisitions or exploiting certain business opportunities or causing us to make non-strategic divestitures; (g) requiring additional monitoring, reporting and borrowing base requirements under our ABL Facility if borrowings significantly increase or if certain liquidity thresholds are not satisfied; and (h) limiting our ability to borrow additional funds or raise equity capital in the future and increasing the costs of such additional financings.
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
We and our subsidiaries may be able to incur substantial additional debt in the future, including in connection with capital leases. Although the ABL Facility and the indentures that govern our Senior Secured Notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of debt that we could incur in compliance with these restrictions could be substantial. In addition, the ABL Facility and the indentures that govern our Senior Secured Notes do not prevent us from incurring other obligations that do not constitute indebtedness under those agreements. If we add debt to our and our subsidiaries’ existing debt levels, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase.
We are subject to and may, in the future become subject to, covenants that limit our operating and financial flexibility and, if we default under our debt covenants, we may not be able to meet our payment obligations.
Our ABL Facility and the indentures that govern our Senior Secured Notes, as well as any instruments that govern any future debt obligations, contain covenants that impose significant restrictions on the way we can operate, including restrictions on the ability to (a) incur or guarantee additional debt and issue certain types of stock; (b) create or incur certain liens; (c) make certain payments, including dividends or other distributions, with respect to our equity securities; (d) prepay or redeem junior debt; (e) make certain investments or acquisitions, including participating in joint ventures; (f) engage in certain transactions with affiliates; (g) create unrestricted subsidiaries; (h) create encumbrances or restrictions on the payment of dividends or other distributions, loans or advances to, and on the transfer of, assets to the issuer or any restricted subsidiary; (i) sell assets, consolidate or merge with or into other companies; (j) sell or transfer all or substantially all our assets or those of our subsidiaries on a consolidated basis; and (k) issue or sell share capital of certain subsidiaries.
Although these limitations are subject to significant exceptions and qualifications, these covenants could limit our ability to finance future operations and capital needs and our ability to pursue acquisitions and other business activities that may be in our interest. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we default on our obligations under our ABL Facility or our Senior Secured Notes, then the relevant lenders or holders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. If the debt under our ABL Facility, our Senior Secured Notes, or any other material financing arrangement that we enter into were to be accelerated, our assets may be insufficient to repay in full such indebtedness.
Our ABL Facility also requires us to satisfy specified financial maintenance tests in the event that we do not satisfy certain excess liquidity requirements. Deterioration in our operating results, as well as events beyond our control, including increases in raw materials prices and unfavorable economic conditions, could affect the ability to meet these tests, and we cannot assure that we will meet these tests. If an event of default occurs under our ABL Facility, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions also may be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness then outstanding.
The amount of borrowings permitted at any time under our ABL Facility is subject to compliance with limits based on a periodic borrowing base valuation of the collateral thereunder. As a result, our access to credit under our ABL Facility is subject to potential fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. As a result of any change in valuation, the availability under our ABL Facility may be reduced, or we may be required to make a repayment of our ABL Facility, which may be significant. The inability to borrow under our ABL Facility or the use of available cash to repay it as a result of a valuation change may adversely affect our liquidity, results of operations, and financial position.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C.    Cybersecurity
Our Board of Directors is committed to maintaining a strong cybersecurity and data protection framework intended to protect our customers, shareholders, employees, and other stakeholders, as well as the integrity of our operations. Our Board is involved in the oversight of our cybersecurity risk management efforts. Our cybersecurity risk management consists of a set of processes designed to assess, identify and effectively manage material risks arising from cybersecurity and data protection threats. These processes are aligned with the Framework for Improving Critical Infrastructure Cybersecurity established by the

National Institute of Standards and Technology. Our processes have been integrated into our overall risk management system, consistent with our commitment to safeguarding our operations and data on a Company-wide basis. Our cybersecurity risk management efforts are overseen by our Audit Committee in collaboration with individual members of our management team, specifically our Information Technology Leadership Team, Chief Legal Officer, and Vice President of Risk Management. Generally, our cybersecurity risk management efforts seek to address cybersecurity risks and incident response through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information we collect by identifying, preventing and mitigating cybersecurity threats and effectively responding to incidents when they occur. Our efforts also emphasize continuity of systems to ensure minimal disruption and maintain operational integrity during cybersecurity threats and incidents. We regularly review and update our contingency plans, aiming to enhance the resilience of our operations and the consistent functionality of our systems in the face of potential disruptions.
Risk Management and Strategy
As part of our overall approach to cybersecurity, our cybersecurity risk management processes are focused on the following key areas.
Governance: As discussed in more detail under the “Governance” heading, the Audit Committee provides oversight of our cybersecurity risk management processes in collaboration with our Information Technology Leadership Team, Chief Legal Officer, Vice President of Risk Management and other internal and external experts.
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
Technical Safeguards: We deploy technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, all of which are evaluated and improved through vulnerability assessments on a periodic basis.
Incident Response and Recovery Plans: We have established and maintain comprehensive incident response and recovery plans, which detail the steps to be taken from the initial internal reporting of a potential cybersecurity incident.
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
Education and Awareness: We provide regular, mandatory trainings for applicable personnel with the purpose of providing personnel with effective tools to address cybersecurity threats and incidents, and to effectively communicate our cybersecurity risk management processes, including all related information, security policies, standards, process and practices.
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
Governance
In accordance with our internal policies, our Information Technology Leadership Team, Chief Legal Officer, and Vice President of Risk Management are tasked with certain oversight and management responsibilities related to the monitoring, prevention, mitigation and remediation of cybersecurity threats and incidents. These management members report to the Audit Committee, and the Audit Committee reports to the full Board of Directors, as appropriate. These reports include updates on our cybersecurity risks and threats, the status of efforts to strengthen our information security systems, assessments of our cybersecurity risk management processes, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the emerging threat landscape, technological trends and information security considerations arising with respect to our peers and third parties. These individuals enable us to implement measures that help reduce and address the cybersecurity and data protection threats we face. Such measures include disaster recovery and business continuity, solution monitoring, network resiliency and simplification, sensitive data security, employee training and testing, system functionality and stability, infrastructure upgrades and more.
The Audit Committee (i) periodically reviews our policies related to cybersecurity and data protection, which include the assessment, identification and management of material risks, mitigation strategy, governance and incident reporting, (ii) routinely coordinates with management and the Board of Directors, as applicable, in exercising its oversight over cybersecurity matters, (iii) receives timely information related to cybersecurity threats and incidents that meet specified materiality thresholds, as well as ongoing updates regarding any such threats or incidents until they have been addressed.

Management consistently assesses, monitors and manages our cybersecurity practices to align with the evolving threat landscape. Our cybersecurity risk management efforts are designed to protect our information systems from cybersecurity threats and to appropriately respond to any threats or incidents. Through ongoing communications, management and other applicable personnel monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee and the Board of Directors, as appropriate.
Members of the Information Technology Leadership Team have experience managing risks arising from cybersecurity threats and hold security certifications including Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM). Our Vice President of Infrastructure and Information Technology Operations has served in various information technology security, infrastructure, and application roles for over 28 years and is supported by a team of information technology and cyber security professionals with decades of relevant experience. The Vice President of Risk Management has served in various roles in information technology and information security for over 19 years, holds an undergraduate degree in Accounting and a Master of Business Administration degree, and is a Certified Public Accountant.
We test and evaluate our cybersecurity risk management processes on a regular basis. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, financial condition or results of operations.

ITEM 2.    Properties
Our primary corporate headquarters is located in Scottsdale, Arizona, with additional shared services locations in Baltimore, Maryland; Orlando, Florida; and India. We operate approximately 260 branch locations and additional drop lots across the US, Canada, and Mexico. Collectively, we lease approximately 84% of our branch properties and own the remaining balance. Our management believes that none of our properties, on an individual basis, is material to our operations, and that our properties are well maintained and suitable for their intended use.
Subject to certain exceptions, substantially all of our owned real and personal property in the US and Canada is encumbered under our ABL Facility and Senior Secured Notes. We do not believe that the encumbrances will materially detract from the value of our properties, or materially interfere with their use in the operation of our business.

ITEM 3.    Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of December 31, 2025, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our Common Stock is listed on the Nasdaq Capital Market under the symbol “WSC.” The Company had 181,184,438 shares of Common Stock issued and outstanding as of December 31, 2025.
Holders
As of February 13, 2026, there were 26 holders of record of our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have strong recurring cash flows, which give us flexibility in how we allocate capital, and we review the appropriate mix of growth investments, debt reduction, and returns to shareholders on an ongoing basis. On February 18, 2025, our Board of Directors approved a quarterly dividend program. Our Board of Directors will regularly assess the cash dividend program with a long-term focus on increasing the dividend payment over time. The declaration, amount and payment of future dividends will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors. Dividends are subject to requirements of the ABL Facility, the indentures governing our Senior Secured Notes, and Delaware law.
Repurchases
In September 2024, our Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1.0 billion of its outstanding shares of Common Stock and equivalents. The stock repurchase program does not obligate us to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, and other considerations. We may repurchase our shares in open market transactions or through privately negotiated transactions in accordance with federal securities laws, at our discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time and remains subject to the discretion of our Board of Directors. The program is expected to be implemented over the course of several years and will be conducted subject to the covenants in our ABL Facility and the indentures governing our Senior Secured Notes. As of December 31, 2025, $724.3 million of the $1.0 billion share repurchase authorization remained available for use.
The following table summarizes our purchase of Common Stock during the fourth quarter of 2025:

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Numbers of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plan (in millions)
October 1, 2025 to October 31, 2025	—	$—	—	$741.7
November 1, 2025 to November 30, 2025	1,000.0	$17.36	1,000.0	$724.3
December 1, 2025 to December 31, 2025	—	$—	—	$724.3
Total	1,000.0		1,000.0

Performance Graph
The following graph compares the cumulative total return of our Common Stock based on the December 31 share price from 2020 through 2025 with the cumulative total return of companies comprising the S&P MidCap 400 Index ("S&P 400"), the S&P SmallCap 600 Index ("S&P 600"), and the Russell 1000 Index, which includes our peer group of issuers. We began presenting the cumulative return of the S&P 600 in 2025, as the S&P 600 includes companies with comparable market capitalization. The graph plots the growth in value of an initial investment of $100 in each of our common shares, the S&P 400, the S&P 600, and the Russell 1000 Index over the indicated time periods, and assumes reinvestment of dividends, if any, paid on the securities. We began paying dividends for the first time during 2025, and the graph includes reinvestment of dividends for the Company beginning in 2025. The share price performance shown on the graph is not necessarily indicative of future price performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
WillScot	$100.00	$176.26	$194.95	$192.06	$144.37	$82.18
S&P MidCap 400 Index	$100.00	$124.73	$108.37	$126.13	$143.65	$154.40
S&P SmallCap 600 Index	$100.00	$126.74	$106.28	$123.22	$133.87	$141.88
Russell 1000 Index	$100.00	$126.43	$102.24	$129.33	$161.02	$188.95

ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our operations and current business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part II, Item 8. Financial Statements and Supplemental Data of this Annual Report on Form 10-K. All references to "Notes" in this MD&A are to notes to our financial statements. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the year ended December 31, 2025 or prior periods.
For further discussion regarding our results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024.
The consolidated financial statements were prepared in conformity with GAAP. We use certain non-GAAP financial measures to supplement the GAAP reported results to highlight key metrics that are used by management to evaluate Company performance. Reconciliations of GAAP financial information to the disclosed non-GAAP measures are provided in the Reconciliation of Non-GAAP Financial Measures section.

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey temporary space solutions. We offer our customers an extensive selection of space solutions with over 128,000 modular space units and over 176,000 portable storage units in our fleet. Our diverse product offering includes:
•Modular Space Solutions: modular office complexes, mobile offices, classrooms, ground level offices, blast-resistant modules, clearspan structures and sanitation solutions.
•Portable Storage Solutions: portable storage containers and climate-controlled containers and trailers.
•Value-Added Products ("VAPS"): a thoughtfully curated selection of solutions that supports our "Right from the Start" value proposition, including workstations, furniture, appliances, media packages, power and solar solutions, telematics, connectivity and data solutions, security and protection products, entrance packages, electrical and lighting products, organization and space optimization assets, perimeter solutions and other items that improve the customer experience.
We operate a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, site work, installation, disassembly, removal and other services to our customers for an additional fee as part of our leasing and sales operations. We also provide incremental value to our customers by providing other services, including technical expertise and oversight for customers regarding building design and permitting, site preparation, and project management, including expansion or contraction of installed space based on changes in project requirements. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of December 31, 2025, our branch network included approximately 260 branch locations and additional drop lots to service our over 85,000 customers.
We primarily lease, rather than sell, our space solutions to customers, which results in a highly diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease or enterprise account agreements. Rental contracts with customers are generally based on a 28-day or monthly rate and billing cycle. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term and continue until cancelled by the customer or us. Given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our consolidated lease portfolio, excluding seasonal portable storage units, was approximately 42 months as of December 31, 2025. We believe our lease revenue is highly predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits and redeploy capital employed in our lease fleet.
We remain focused on safely and frugally growing lease revenue by increasing volumes, driving VAPS penetration, and optimizing rates. To achieve these objectives, we continue to invest in initiatives to improve customer service and increase the scope of our portfolio of turnkey space solutions. In 2025, we supported these initiatives by:
•Expanding our Enterprise Accounts and business development team with a focus on key industry verticals,
•Investing in the sales force and implementing new sales enablement tools to support stronger operational productivity and effectiveness,
•Launching an ecommerce solution to facilitate the customer experience through technology and self-service capabilities, and
•Continuing to grow our portfolio of new product solutions for our customers, including climate-controlled storage, clearspan structures, and perimeter solutions.

2025 Full-Year Summary
For the year ended December 31, 2025, as compared to the year ended December 31, 2024, results and key drivers of our financial performance included:
•Total revenues decreased $114.3 million, or 4.8%, to $2,281.4 million for the year ended December 31, 2025. The decline in revenue was driven by a decrease in units on rent, two large projects in the prior year of approximately $26.0 million, and a $63.5 million increase in accounts receivable write-offs recorded as a reduction to revenue compared to the same period in 2024. The increased write-offs were primarily driven by aged receivables that we deemed uncollectible as our central operations team progresses our initiative to improve our order-to-cash process and reduce our days sales outstanding. However, write-offs to receivables recorded as a reduction to revenue result in a corresponding reduction to the provision for credit losses recorded in selling, general, and administrative expense ("SG&A") to the extent that the related receivables were already reserved. Additionally, seasonal retail demand, primarily for storage containers, was down approximately $13 million year-over-year.
•Leasing revenue decreased $90.9 million, or 4.9%, driven by a decrease in total average units on rent of 24,903, or 11.3%. Lower demand was driven by reductions in non-residential construction project start activity over the past three years as a result of higher interest rates. The decline was also driven by an increase of $48.7 million of write-offs of aged receivables deemed uncollectible recorded as a reduction to revenue, as well as a decrease of $6 million in seasonal retail demand, primarily for storage containers, partially offset by a 4.9% increase in modular average monthly rate and a 7.5% increase in storage average monthly rate. The 4.9% increase in modular average monthly rate was driven by our continued price optimization strategy. The 7.5% increase in storage average monthly rate was driven by a higher mix of climate-controlled containers on rent relative to steel containers.
~~•~~Delivery and installation revenue decreased $30.0 million, or 7.2%, driven by fewer deliveries, two large projects in the prior year representing approximately $26.0 million, and a $10.7 million increase in accounts receivable write-offs, partially offset by increased delivery and installation revenue driven by favorable product mix from large complex installations.
•Sales revenue: new unit sales revenue increased by $3.4 million, or 4.6%, and rental unit sales revenue increased $3.1 million, or 5.0%.
•Generated net loss of $53.0 million for the year ended December 31, 2025, representing a decrease to net income of $81.1 million versus the year ended December 31, 2024. The net loss included costs of $361.9 million, including:
–$301.9 million of restructuring costs related to our Network Optimization Plan, consisting of accelerated depreciation of rental equipment.
–$41.0 million of accelerated depreciation expense and $3.8 million reported in costs of leasing to implement the Company's real estate exit initiatives prior to the approval of the Network Optimization Plan.
–$5.1 million in non-equity executive transition costs included in SG&A.
~~•~~Generated Adjusted EBITDA of $971.0 million for the year ended December 31, 2025, representing a decrease of $92.1 million, or 8.7%, as compared to 2024.
~~•~~Net cash provided by operating activities increased $200.3 million to $762.0 million for the year ended December 31, 2025, primarily due to 2024 payments of $225.7 million for the termination fee paid in connection with the termination of our proposed merger with McGrath RentCorp. ("McGrath") and transaction costs from terminated acquisitions.
•Net cash used in investing activities, excluding cash used for acquisitions, increased $31.6 million to $272.8 million due to an increase in the purchase of rental equipment and refurbishments of $36.8 million as a result of increased new fleet purchases, modular refurbishments, and investments in VAPS to support strong activity in large project demand.
•Generated Adjusted Free Cash Flow of $488.8 million for the year ended December 31, 2025, representing a decrease of $65.2 million, or 11.8%, as compared to 2024. During the year ended December 31, 2025, we deployed Free Cash Flow to:
–Acquire a regional provider of climate-controlled containers and trailers and rental fleet assets from two companies for $141.3 million.
–Repurchase $97.5 million of our Common Stock, reducing outstanding Common Stock by 3.9 million shares.
–Redeem $50.0 million of our 2031 Secured Notes to reduce borrowing costs.
–Reduce outstanding borrowings under our ABL Facility by $67.6 million.
–Pay quarterly dividends of $0.07 per share, returning $51.1 million to our stockholders.
•We believe that the predictability of our Adjusted Free Cash Flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities that we see in the market, maintaining appropriate leverage, opportunistically executing accretive acquisitions, and returning capital to stockholders via share repurchases and dividends. We also believe our strong operating cash flow generation, countercyclical net capital expenditure ("Net CAPEX") profile, and $1.4 billion of available borrowing capacity under our ABL Facility, provide ample liquidity to execute our strategy.
In addition to using GAAP financial measures, to evaluate our operating results, we use Adjusted EBITDA, Adjusted Free Cash Flow, and Net CAPEX, which are non-GAAP financial measures. As such, we include in this Annual Report on Form 10-K reconciliations to their most directly comparable GAAP financial measures. These reconciliations and descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures are included in "Reconciliation of Non-GAAP Financial Measures."

Significant Developments
Leadership Updates
On September 3, 2025, our Board of Directors unanimously elected Tim Boswell as Chief Executive Officer and as a director, effective January 1, 2026. Also effective September 4, 2025, Worthing Jackman, former non-Executive Chairman of the Board, began serving as Executive Chairman of the Board, to continue to lead the Board and to assist the CEO and senior management team in achieving the Company’s strategic plan. In addition, Jeff Sagansky was appointed Lead Independent Director.
Network Optimization Plan
During 2025, following the integration of our modular and storage field operations in 2024, we evaluated our real estate footprint on a property-by-property basis to opportunistically reduce overall real estate costs while maintaining market coverage. To exit certain real estate positions, we disposed of certain rental fleet units, with a primary focus on long idle, non-standard, or higher repair cost units, while maintaining adequate idle fleet to meet projected demand. During the eleven months ended November 30, 2025, rental equipment identified for disposal was depreciated to its salvage value, resulting in approximately $41.0 million of incremental rental equipment depreciation. During 2025, we exited 60 acres of real estate.
In December 2025, we initiated a comprehensive Network Optimization Plan based on a robust, strategic analysis, identifying additional real estate locations for exit, which was approved by the Board of Directors on December 18, 2025. Exiting those locations necessitates the disposal of certain rental equipment. The restructuring plan encompasses exiting approximately 665 acres of real estate over the next four years, representing 108 branch and drop lot locations and approximately 25% of our leased acreage. To enable these exits, we identified rental fleet units with a net book value of $312.1 million to be abandoned, representing approximately 53,000 units (approximately 31,000 portable storage units and 22,000 modular space units), concentrated on long idle, nonstandard, or higher repair cost units. We believe these actions will reduce expected annual real estate cost increases, leave adequate idle fleet to meet future projected demand, and maintain all market coverage and customer service capabilities. We expect to substantially complete all real estate exits and related rental equipment disposals under the Network Optimization Plan by 2029. For the year ended December 31, 2025, we recorded restructuring costs for the Network Optimization Plan of $301.9 million, consisting primarily of accelerated depreciation of rental equipment.
We expect the initiative to result in future costs consisting of rental equipment disposal costs of approximately $40 million and rental equipment relocation costs of approximately $20 million. Disposal costs consist of demolition costs, waste removal fees and scrapping fees. Disposal costs will be recorded within restructuring costs when incurred. Relocation costs consist primarily of costs to relocate units to other branch locations. Relocation costs will be recorded within costs of leasing when incurred. The amount and timing of the actual charges may vary due to a variety of factors, including the ability of vendors to accommodate disposal volumes and additional time needed to exit leased properties. The Company’s estimates for the charges discussed above exclude any potential income tax effects.
Financing Activities
On March 26, 2025, we completed a private offering of $500.0 million in aggregate principal amount of our 2030 Secured Notes. We used the net proceeds of the offering, together with $33.0 million of additional borrowings under the ABL Facility to (i) redeem all outstanding 2025 Secured Notes at a redemption price equal to 100.00% of the principal amount of the 2025 Secured Notes outstanding, totaling $526.5 million, plus accrued and unpaid interest, and (ii) pay related fees and expenses. We redeemed the 2025 Secured Notes to extend the Company's debt maturity profile, consistent with our capital structure optimization strategy. The redemption did not result in a material gain or loss on extinguishment of debt, as the 2025 Secured Notes were redeemed at par and related fees were expensed as incurred.
On October 16, 2025, we amended our ABL Facility to reduce borrowing costs and extend the maturity date to October 16, 2030. The aggregate principal amount of the ABL Facility was reduced from $3.7 billion to $3.0 billion to reduce undrawn line fees, and the accordion feature was increased from $750 million to $1.0 billion. We anticipate meaningful annual cash interest expense savings of approximately $5.0 million at current borrowing levels with opportunities to further reduce our interest costs in the future based on availability under the ABL Facility and net debt to EBITDA leverage levels. We recorded a loss on extinguishment of debt of $3.4 million associated with the amendment. After giving effect to the extension, we have no maturities of debt until 2028 other than for finance leases.

On November 18, 2025, we redeemed $50.0 million of the 2031 Secured Notes to reduce borrowing costs. The redemption resulted in a $2.0 million loss on extinguishment of debt.
Business Combination and Asset Acquisitions
During the year ended December 31, 2025, we acquired a regional provider of climate-controlled containers and trailers for $115.6 million, net of cash acquired, which consisted primarily of approximately 2,100 temperature-controlled units. We expect this acquisition to expand our climate-controlled product offering and enhance our regional market presence, with anticipated operational synergies and customer cross-sell opportunities. As of the acquisition date, the fair value of the goodwill recorded was $54.8 million, the fair value of the intangible assets acquired was $18.7 million, and the fair value of rental equipment acquired was $36.6 million. The purchase price allocation is preliminary, based on the best estimates of management, and subject to revision as management obtains additional information regarding the valuation of acquired rental equipment and intangible assets. Revenue and earnings from the business combination following the acquisition date are not available, as the business was integrated into the Company's centralized financial and operational processes following acquisition.
During the year ended December 31, 2025, we also acquired $23.2 million in rental fleet assets from two companies for $25.8 million in cash.
Share Repurchases
During the year ended December 31, 2025, we repurchased 3,924,846 shares of Common Stock for $97.5 million. As of December 31, 2025, $724.3 million of the approved share repurchase pool remained available. The Company intends to continue its share repurchases based on available cash flow, capital allocation priorities, and market conditions.
Dividends
On February 18, 2025, our Board of Directors approved a quarterly dividend program. In 2025, our Board of Directors declared quarterly dividends of $0.07 per share, totaling $51.7 million. Dividends paid were $51.1 million for the year ended December 31, 2025. The Company intends to continue its quarterly dividend program, subject to Board approval and based on available cash flow, capital allocation priorities, and market conditions.
Economic Conditions
Over the past three years, as a result of the decline in non-residential construction starts in the US due to higher interest rates and the impact of these higher rates on lending availability, primarily on smaller projects, we experienced a decline in unit activations resulting in lower units on rent. Lower demand in the retail and wholesale trade customer segment also negatively impacted portable storage unit demand. Given the flexibility in our cost structure, we reacted quickly to the lower activity levels and reduced variable costs.

Business Environment and Outlook
Our customers operate in a diversified set of end markets such as construction and infrastructure; commercial and industrial, including retail and wholesale trade; energy and natural resources; and government and institutions, including education and healthcare. We track several market leading indicators to predict demand, including those related to our two largest end markets, the commercial and industrial sector and the construction and infrastructure sector, which collectively accounted for approximately 85% of our revenues in the year ended December 31, 2025. Even in an uncertain macro-economic environment, market catalysts such as increased infrastructure spending, onshoring and reshoring, and large scale projects like data centers and power generation support our revenues. Additionally, we are investing in our sales team to drive enterprise account and local market execution with continued penetration of our customer base with our VAPS offerings, long-term pricing initiatives, and cross-selling our portfolio of products.

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
Selling, General and Administrative Expense
Our SG&A includes all costs associated with our selling efforts, including marketing costs, marketing salaries and benefits, as well as the salary, benefits, and commissions of sales personnel. SG&A also includes the leasing of facilities we occupy, professional fees and information systems, our overhead costs, such as salaries and other employee costs of management, administrative and corporate personnel, and integration costs associated with acquisitions and business combinations. Finally, SG&A incorporates the allowance for credit losses and costs incurred to pursue recovery of defaulted receivables.
Other Depreciation and Amortization
Other depreciation and amortization includes depreciation of our property, plant and equipment, as well as the amortization of our intangible assets.
Termination Fee
In 2024, we paid a $180.0 million fee to terminate a merger agreement.
Impairment Loss on Intangible Asset
In 2024, we executed a rebranding under the WillScot brand name, discontinued the use of the Mobile Mini brand name, and recognized an impairment charge of $132.5 million related to the Mobile Mini trade name.
Restructuring Costs
For the year ended December 31, 2025, restructuring costs consist primarily of non-cash accelerated depreciation of rental equipment incurred as part of the Network Optimization Plan. For the year ended December 31, 2024, restructuring costs include one-time termination benefits related to employee separation costs.
Currency Losses, Net
Currency losses, net includes unrealized and realized losses on monetary assets and liabilities denominated in foreign currencies other than our functional currency at the reporting date.
Other Expense (Income), Net
Other expense (income), net primarily consists of (gain) loss on disposal of non-operational property, plant and equipment, insurance proceeds, (gain) loss on investments, other financing-related costs, and other non-recurring charges.
Interest Expense, Net
Interest expense, net consists of the costs of external debt, including the Company’s ABL Facility, outstanding notes, and obligations under finance leases, as well as the impact of interest rate swap agreements and interest income from investments.
Loss on Extinguishment of Debt
In 2025, we amended our ABL Facility. We recorded a loss on extinguishment of debt of $3.4 million related to the ABL Facility amendment. During 2025, we also redeemed $50.0 million of the 2031 Secured Notes. The redemption resulted in a $2.0 million loss on extinguishment of debt.
Income Tax (Benefit) Expense
We are subject to income taxes in the US, Canada, Mexico, and India. Our overall effective tax rate is affected by a number of factors, such as the relative amounts of income we earn in differing tax jurisdictions, tax law changes, and certain non-deductible expenses such as compensation disallowance. The rate is also affected by discrete items that may occur in any given year, such as legislative enactments and tax credits. These discrete items may not be consistent from year to year. Income tax (benefit) expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid.

Consolidated Results of Operations
Certain consolidated results of operations for the years ended December 31, 2025 and 2024 are presented below.

	Years Ended December 31,		2025 vs. 2024 Change
(in thousands, except share data)	2025	2024
Revenues:
Leasing and services revenue:
Leasing	$1,749,023	$1,839,875	$(90,852)
Delivery and installation	388,887	418,881	(29,994)
Sales revenue:
New units	77,941	74,499	3,442
Rental units	65,595	62,463	3,132
Total revenues	2,281,446	2,395,718	(114,272)
Costs:
Costs of leasing and services:
Leasing	371,603	385,078	(13,475)
Delivery and installation	323,403	328,880	(5,477)
Costs of sales:
New units	53,164	45,554	7,610
Rental units	35,720	32,224	3,496
Depreciation of rental equipment	333,970	302,143	31,827
Gross profit	1,163,586	1,301,839	(138,253)
Other operating expenses:
Selling, general and administrative	581,762	630,705	(48,943)
Other depreciation and amortization	96,051	82,829	13,222
Restructuring costs	302,180	8,559	293,621
Termination fee	—	180,000	(180,000)
Impairment loss on intangible asset	—	132,540	(132,540)
Currency losses, net	210	593	(383)
Other expense (income), net	1,929	2,698	(769)
Operating income	181,454	263,915	(82,461)
Interest expense, net	231,511	227,311	4,200
Loss on extinguishment of debt	5,364	—	5,364
(Loss) income before income tax	(55,421)	36,604	(92,025)
Income tax (benefit) expense	(2,431)	8,475	(10,906)
Net (loss) income	$(52,990)	$28,129	$(81,119)

(Loss) earnings per share - basic	$(0.29)	$0.15	$(0.44)
(Loss) earnings per share - diluted	$(0.29)	$0.15	$(0.44)
Weighted average shares - basic	182,394,306	188,101,693	(5,707,387)
Weighted average shares - diluted	182,394,306	190,292,256	(7,897,950)

Cash Flow Data:
Net cash from operating activities	$761,985	$561,644	$200,341
Net cash from investing activities	$(417,473)	$(362,348)	$(55,125)
Net cash from financing activities	$(340,525)	$(200,119)	$(140,406)
Other Financial Data:
Adjusted EBITDA(a)	$971,039	$1,063,160	$(92,121)
Capital expenditures for rental equipment	$(317,685)	$(280,857)	$(36,828)

Net CAPEX(a)	$(273,204)	$(233,428)	$(39,776)
Adjusted Free Cash Flow(a)	$488,781	$553,937	$(65,156)
Balance Sheet Data (end of year):
Cash and cash equivalents	$14,587	$9,001	$5,586
Rental equipment, net	$3,093,321	$3,377,939	$(284,618)
Total assets	$5,816,167	$6,034,911	$(218,744)
Long-term debt	$3,557,074	$3,683,502	$(126,428)
Total shareholders’ equity	$856,254	$1,018,593	$(162,339)
(a) We present Adjusted EBITDA, Net CAPEX, and Adjusted Free Cash Flow, which are measures not calculated in accordance with GAAP and are defined and reconciled below in the section "Reconciliation of Non-GAAP Financial Measures," because they are key metrics used by management to assess financial performance. Our business is capital intensive, and these additional metrics allow management to further evaluate our operating performance.

	Year Ended December 31,
	2025	2024
Modular space units on rent (average during the period)	89,548	94,780
Average modular space utilization rate	59.9%	61.9%
Average modular space monthly rental rate	$1,243	$1,185
Portable storage units on rent (average during the period)	106,784	126,455
Average portable storage utilization rate	51.5%	60.0%
Average portable storage monthly rental rate	$286	$266
Approximately 87,000 of our modular space units, or 68%, and 99,000 of our portable storage units, or 56%, were on rent as of December 31, 2025. Note that ending utilization figures reflect the removal of approximately 53,000 units (approximately 31,000 portable storage units and 22,000 modular space units) identified as part of our Network Optimization Plan from the total fleet count, whereas average annual utilization rates in the table above only reflect the removal of these units in months subsequent to approval of the Network Optimization Plan to determine the average fleet count.
Comparison of Years Ended December 31, 2025 and 2024
Revenue: Total revenue decreased $114.3 million, or 4.8%, to $2,281.4 million for the year ended December 31, 2025 from $2,395.7 million for the year ended December 31, 2024. The decline in revenue was driven by a decrease in units on rent, two large installation projects in the prior year with revenue of approximately $26.0 million, and a $63.5 million increase in accounts receivable write-offs recorded as a reduction to revenue compared to the same period in 2024. The increased write-offs were primarily driven by aged receivables that we deemed uncollectible as our central operations team progresses our initiative to improve our order-to-cash process and reduce our days sales outstanding. However, write-offs to receivables recorded as a reduction to revenue result in a corresponding reduction to the provision for credit losses recorded in SG&A to the extent that the related receivables were already reserved.
Leasing revenue decreased $90.9 million, or 4.9%, as compared to 2024 driven by a decrease in total average units on rent of 24,903, or 11.3%, and an increase in accounts receivable write-offs, which drove $48.7 million of the decrease. Increases in average monthly rental rates offset some of these decreases. Lower demand was driven by reductions in non-residential construction project start activity over the past three years as a result of higher interest rates. Total VAPS revenue, which is included in leasing revenue, decreased $0.1 million to $397.5 million for the year ended December 31, 2025 from $397.6 million for the year ended December 31, 2024.
Delivery and installation revenue decreased $30.0 million, or 7.2%, driven by fewer deliveries, as well as two large projects in the prior year with revenue of approximately $26.0 million and a $10.7 million increase in accounts receivable write-offs in 2025, partially offset by increased delivery and installation revenue driven by favorable product mix from large complex installations. New unit sales revenue increased $3.4 million, or 4.6%, and rental unit sales revenue increased $3.1 million, or 5.0%.
Total average units on rent for the years ended December 31, 2025 and 2024 were 196,332 and 221,235, respectively. Lower demand was driven by reduced non-residential construction project starts due to higher interest rates and increased economic uncertainty.
Modular space average units on rent decreased 5,232 units, or 5.5%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The average modular space unit utilization rate during the year ended December 31, 2025 was 59.9%, as compared to 61.9% during 2024. The decline in modular space units on rent was primarily driven by weaker non-residential construction starts.
Portable storage average units on rent decreased 19,671 units, or 15.6%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The average portable storage unit utilization rate during the year ended December 31, 2025 was 51.5%, as compared to 60.0% during 2024. The decline in portable storage units on rent was driven by weaker non-residential construction starts, as well as lower orders related to seasonal retail business that typically occurs in the third and fourth quarters.
Modular space average monthly rental rates increased $58, or 4.9%, to $1,243 for the year ended December 31, 2025 driven by our long-term price optimization strategies and VAPS penetration opportunities. Average portable storage monthly rental rates of $286 represented an increase of $20, or 7.5%, compared to the year ended December 31, 2024, as a result of the mix effects from higher rates on climate-controlled containers and trailers.
Gross Profit: Gross profit decreased $138.3 million, or 10.6%, to $1,163.6 million for the year ended December 31, 2025 from $1,301.8 million for the year ended December 31, 2024. The decrease in gross profit was a result of a $77.4 million decrease in leasing gross profit, a $31.8 million increase in depreciation of rental equipment, a $24.5 million decrease in delivery and installation gross profit, and decreased new and rental unit sales gross profit of $4.5 million. This decrease in leasing gross profit was primarily driven by lower demand in 2025 and increased accounts receivable write-offs. The decrease in delivery and installation gross profit was driven by driven by reduced delivery and return volumes. The increase in depreciation of rental equipment was driven by incremental depreciation of $41.0 million recorded for rental equipment identified for disposal related to the exit of certain real estate positions prior to the approval of the Network Optimization Plan in December 2025.
Costs of leasing and services decreased by $19.0 million, or 2.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by an $18.3 million, or 7.4%, decrease in subcontractor costs, a $4.3 million, or 4.6%, decrease in materials costs, and a $1.2 million, or 0.4%, decrease in labor costs as we continued our insourcing initiatives and reduced variable costs to match demand.
Costs of sales increased by $11.1 million, or 14.3%, to $88.9 million, which aligns with increased sales revenue of $6.6 million, or 4.8%, for the year ended December 31, 2025.
Our gross profit percentage was 51.0% and 54.3% for the years ended December 31, 2025 and 2024, respectively.
SG&A: SG&A decreased $48.9 million, or 7.8%, to $581.8 million for the year ended December 31, 2025, as compared to $630.7 million for the year ended December 31, 2024. The decrease was primarily driven by a $54.2 million, or 289.3%, decrease in the provision for credit losses, net of write offs. Expenses for certain one-time projects, primarily legal and professional fees related to transaction costs from terminated acquisitions, decreased $40.8 million.
These decreases were partially offset by increased employee costs of $23.1 million, or 9.3%, primarily relating to variable compensation, higher employee insurance costs, and an increase in sales headcount. Real estate and occupancy costs increased $8.4 million, or 8.3%, travel costs increased $7.2 million, or 38.0%, service agreements and professional fees increased $4.1 million, or 5.5%, and stock compensation expense increased $2.5 million.
Adjusted EBITDA: Adjusted EBITDA decreased $92.1 million, or 8.7%, to $971.0 million for the year ended December 31, 2025, from $1,063.2 million for the year ended December 31, 2024. The decrease was driven by lower gross profit primarily resulting from lower demand for leasing products, reduced delivery and return volumes, and an increase in write offs recorded as a reduction to revenue. In addition, SG&A increased primarily as a result of higher employee costs, real estate and occupancy costs, travel costs, and service agreements and professional fees. The increase in SG&A was more than offset by a decrease in the provision for credit losses.
Other Depreciation and Amortization: Other depreciation and amortization increased $13.2 million, or 16.0%, to $96.1 million for the year ended December 31, 2025, as compared to $82.8 million for the year ended December 31, 2024, primarily related to the amortization of the Mobile Mini trade name beginning in the third quarter of 2024.
Restructuring Costs: Restructuring costs of $302.2 million for the year ended December 31, 2025 were primarily due to accelerated depreciation of rental equipment identified for abandonment as part of the Company's Network Optimization Plan to reduce the Company's real estate costs through strategic real estate exits. Restructuring costs for the year ended December 31, 2024 were primarily due to employee termination costs as a result of a cost-reduction plan implemented in June 2024 for certain centralized and redundant resources related to task localization and the unification of our go-to market structure.
Termination Fee: We paid a termination fee of $180.0 million related to the termination of a merger agreement during the year ended December 31, 2024. This fee was treated as an operating expense.
Impairment Loss on Intangible Asset: Impairment loss on intangible asset was $132.5 million for the year ended December 31, 2024 related to the impairment of the Mobile Mini trade name based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini trade name.
Currency Losses, Net: Currency losses, net decreased by $0.4 million to $0.2 million for the year ended December 31, 2025 as compared to $0.6 million for the year ended December 31, 2024.
Other Expense, Net: Other expense, net was $1.9 million for the year ended December 31, 2025 compared to $2.7 million for the year ended December 31, 2024.
Interest Expense, Net: Interest expense, net increased $4.2 million, or 1.8%, to $231.5 million for the year ended December 31, 2025 from $227.3 million for the year ended December 31, 2024. The increase in interest expense was driven by a decrease in amounts received from the Company's interest rate swap agreements as a result of decreased interest rates and higher overall weighted average interest rates on the Company's senior secured notes. See Note 11 to the consolidated financial statements for further discussion of our debt.
Loss on Extinguishment of Debt: In 2025, we recorded loss on extinguishment of debt of $3.4 million and $2.0 million related to the amendment of our ABL Facility and the redemption of $50.0 million of the 2031 Secured Notes, respectively.
Income Tax (Benefit) Expense: Income tax (benefit) expense decreased $10.9 million to a $2.4 million income tax benefit for the year ended December 31, 2025 as compared to $8.5 million income tax expense for the year ended December 31, 2024. The decrease in income tax expense was driven by a decrease in income before income tax for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Capital Expenditures for Rental Equipment: Capital expenditures for rental equipment increased $36.8 million, or 13.1%, to $317.7 million for the year ended December 31, 2025, from $280.9 million for the year ended December 31, 2024 as a result of increased investments in VAPS, new fleet purchases, and modular refurbishment spending. Net CAPEX increased $39.8 million, or 17.0%, to $273.2 million for the year ended December 31, 2025 from $233.4 million for the year ended December 31, 2024, driven by increased capital expenditures for rental equipment.

Reconciliation of Non-GAAP Financial Measures
In addition to using GAAP financial measures, we use certain non-GAAP financial measures to evaluate our operating results. As such, we include in this Annual Report on Form 10-K reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures. Set forth below are definitions and reconciliations to the most directly comparable GAAP measures of certain non-GAAP financial measures used in this Annual Report on Form 10-K along with descriptions of why we believe these measures provide useful information to investors as well as a description of the limitations of these measures. Each of these non-GAAP financial measures has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for analysis of, results reported under GAAP. Our measurements of these metrics may not be comparable to similarly titled measures of other companies.
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
•Other expense, including consulting expenses related to certain one-time projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, unrealized gains and losses on investments, costs to implement the Company's real estate exit initiatives prior to approval of the Network Optimization Plan, and non-equity executive transition costs.
Our Chief Operating Decision Maker ("CODM") evaluates business performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated net (loss) income to Adjusted EBITDA below. Management believes that evaluating performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company and captures the business performance, inclusive of indirect costs.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider the measure in isolation or as a substitute for net income (loss), cash flow from operations or other methods of analyzing our results as reported under GAAP. Some of these limitations are:
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
The following table provides reconciliations of Net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2025	2024
Net (loss) income	$(52,990)	$28,129
Income tax (benefit) expense	(2,431)	8,475
(Loss) income before income tax	(55,421)	36,604
Depreciation and amortization	430,021	384,972
Restructuring costs, lease impairment expense and other related charges	302,804	9,435
Interest expense, net	231,511	227,311
Loss on extinguishment of debt	5,364	—
Stock compensation expense	38,426	35,966
Integration and transaction costs	3,103	8,172
Currency losses, net	210	593
Termination fee	—	180,000
Impairment loss on intangible asset	—	132,540
Impairment loss on long-lived asset	—	374
Other(a)	15,021	47,193
Adjusted EBITDA	$971,039	$1,063,160
(a) For the year ended December 31, 2025, other included $5.1 million in non-equity executive transition costs and $3.8 million in costs to implement the Company's real estate exit initiatives prior to approval of the Network Optimization Plan. For the year ended December 31, 2024, other included $42.4 million in legal and professional fees related to the terminated merger with McGrath.
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

	Year Ended December 31,
(in thousands)	2025	2024
Purchase of rental equipment and refurbishments	$(317,685)	$(280,857)
Proceeds from sale of rental equipment	65,868	63,997
Net CAPEX for Rental Equipment	(251,817)	(216,860)
Purchase of property, plant and equipment	(24,331)	(18,435)
Proceeds from sale of property, plant and equipment	2,944	1,867
Net CAPEX	$(273,204)	$(233,428)

Adjusted Free Cash Flow
We define Adjusted Free Cash Flow as net cash provided by operating activities less purchases of rental equipment and property, plant and equipment plus proceeds from sale of rental equipment and property, plant and equipment, which are all included in cash flows from investing activities; excluding one-time, nonrecurring payments for the termination fee and transaction costs from terminated acquisitions. Management believes that the presentation of Adjusted Free Cash Flow provides useful additional information concerning cash flow available to fund our capital allocation priorities.
The following table provides reconciliations of net cash provided by operating activities to Adjusted Free Cash Flow:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$761,985	$561,644
Purchase of rental equipment and refurbishments	(317,685)	(280,857)
Proceeds from sale of rental equipment	65,868	63,997
Purchase of property, plant and equipment	(24,331)	(18,435)
Proceeds from the sale of property, plant and equipment	2,944	1,867
Cash paid for termination fee	—	180,000
Cash paid for transaction costs from terminated acquisitions	—	45,721
Adjusted Free Cash Flow	$488,781	$553,937

Liquidity and Capital Resources
Overview
We are a holding company that derives our operating cash flow from our operating subsidiaries. Our principal sources of liquidity include cash flows generated from operating activities of our subsidiaries, borrowings under our ABL Facility, and sales of debt securities. We have consistently accessed the debt and equity capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. We believe we have ample liquidity in the ABL Facility and are generating substantial Adjusted Free Cash Flow, which together support both organic operations and other capital allocation priorities. We believe that our liquidity sources are sufficient to satisfy our anticipated operating, debt service, and capital cash requirements over the next twelve months and thereafter for the foreseeable future.
We regularly review available acquisition opportunities with the awareness that any such acquisition may require us to incur additional debt to finance the acquisition and/or to issue shares of our Common Stock or other equity securities as acquisition consideration or as part of an overall financing plan. In addition, we continue to evaluate alternatives to optimize our capital structure, which could include the issuance or repurchase of additional unsecured and secured debt, equity securities and/or equity-linked securities. There can be no assurance as to the timing of any such issuance or repurchase. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. Availability of financing and the associated terms are inherently dependent on the debt and equity capital markets and subject to change. From time to time, we may also seek to streamline our capital structure and improve our financial position through refinancing or restructuring our existing debt or retiring certain of our securities for cash or other consideration.
Borrowing availability under the ABL Facility is equal to the lesser of $3.0 billion and the applicable borrowing bases. The borrowing bases are a function of, among other considerations, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At December 31, 2025, we had $1.4 billion of available borrowing capacity under the ABL Facility.
Cash Flows
The following summarizes our change in cash and cash equivalents for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$761,985	$561,644
Net cash used in investing activities	(417,473)	(362,348)
Net cash used in financing activities	(340,525)	(200,119)
Effect of exchange rate changes on cash and cash equivalents	1,599	(1,134)
Net change in cash and cash equivalents	$5,586	$(1,957)

Comparison of the Years Ended December 31, 2025 and 2024
Cash flows from operating activities
Net cash provided by operating activities for the year ended December 31, 2025 was $762.0 million as compared to $561.6 million for the year ended December 31, 2024, an increase of $200.3 million. The increase in net cash provided by operating activities was primarily due to the payment of $225.7 million for the termination fee paid in connection with the proposed McGrath merger and transaction costs from terminated acquisitions during the year ended December 31, 2024.
Cash flows from investing activities
Net cash used in investing activities for the year ended December 31, 2025 was $417.5 million as compared to $362.3 million for the year ended December 31, 2024, an increase of $55.1 million. The increase in net cash used in investing activities primarily resulted from an increase in the purchase of VAPS, rental equipment, and refurbishments of $36.8 million to support strong activity in large project demand and an increase in cash used in acquisitions, net of cash acquired of $23.5 million during the year ended December 31, 2025.
Cash flows from financing activities
Net cash used in financing activities for the year ended December 31, 2025 was $340.5 million as compared to $200.1 million for the year ended December 31, 2024, an increase of $140.4 million. The increase was primarily due to an increase in repayments of borrowings, net of receipts from borrowings, of $267.2 million and a $51.1 million increase in dividends paid during the year ended December 31, 2025. The increase in net cash used in financing activities was partially offset by a decrease of $178.4 million in cash used for the repurchase of common stock and a $10.0 million increase in receipts from issuance of common stock from the exercise of options in the year ended December 31, 2025.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to its ABL Facility, 2028 Secured Notes, 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, and finance leases, totaling $3.6 billion as of December 31, 2025, $31.1 million of which is obligated to be repaid within the next twelve months. The Company has no maturities of debt until 2028 other than for finance leases. Refer to Note 11 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of December 31, 2025, the Company had lease obligations of $375.6 million, with $78.8 million payable within the next twelve months.
Other
In addition to the cash requirements described above, the Company has a dividend program subject to quarterly declaration by the Board of Directors as well as a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock. As of December 31, 2025, $724.3 million of the authorization for future repurchases of our Common Stock remained available. These programs do not obligate the Company to pay dividends or repurchase shares.

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
Revenue Recognition
Leasing Revenue
The Company's lease arrangements can include multiple lease and non-lease components. Examples of lease components include the lease of modular space and portable storage units and VAPS. Examples of non-lease components include the delivery, installation, and removal services commonly provided in a bundled transaction with the lease components. Arrangement consideration is allocated between lease components and non-lease components based on the relative estimated selling (leasing) price of each deliverable. Selling (leasing) price of the lease component is estimated using an adjusted market approach whereby the Company estimates the price that customers in the market would be willing to pay.

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
Actual results may vary from these estimates which may result in adjustments to the fair value of assets acquired and liabilities assumed, including intangibles. The Company may record adjustments to the fair values and corresponding adjustment to goodwill during the measurement period, not to exceed one year from the date of acquisition if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Refer to Note 3 for further discussion regarding business combinations and any fair value adjustments to amounts previously reported.
Evaluation of Goodwill Impairment
The Company performs its assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses company-specific, industry, market and general economic factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elects not to use the qualitative impairment test, a quantitative impairment test is performed. The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The Company estimates the fair value of a reporting unit by using a combination of the income approach and the market approach. Under the income approach, the Company uses a discounted cash flow model that calculates fair value as the present value of expected cash flows of the reporting units. Under the market approach, fair value is calculated using the average EBITDA multiples of comparable guideline companies whose securities are actively traded in public markets.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, the value of net operating losses, future economic and market conditions, and the determination of appropriate comparable companies. Management bases fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates and the estimate is inherently sensitive to any material changes to the inputs noted above; these changes could potentially impact the fair value of reporting units.
If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for the excess of carrying value over fair value, not to exceed the amount of goodwill attributable to that reporting unit.
Indefinite-lived Intangible Assets
Intangible assets that are acquired by the Company and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. The Company performs its assessment of indefinite-lived intangible assets utilizing either a qualitative or quantitative impairment test. When utilizing a quantitative impairment test, the Company calculates fair value using a relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the carrying value of the indefinite-lived intangible asset exceeds the fair value. The relief-from-royalty method requires the Company to make assumptions regarding future revenue and the appropriate selection of royalty and discount rates. Any material deviation in actual results could affect the calculated fair value of the intangible asset.
Rental Equipment
Rental equipment is comprised of modular space and portable storage units held for rent or on rent to customers and VAPS that are in use or available to be used by customers. Rental equipment is measured at cost less accumulated depreciation. Cost includes expenditures that are directly attributable to the acquisition of the asset. Costs of improvements and conversions of rental equipment are capitalized when such costs extend the useful life of the equipment. Judgment is involved as to when these costs should be capitalized. Costs incurred for equipment to meet a particular customer specification are either capitalized and depreciated over the lease term taking into consideration the residual value of the asset or charged to the customer at the beginning of the lease and expensed as incurred. Maintenance and repair costs are expensed as incurred.
Depreciation is computed using the straight-line method over estimated useful lives. The estimated useful lives and estimated residual values of our rental equipment are subject to periodic review. These lives are based on our historical experience and publicly available information of other companies with similar rental products.
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
The Company monitors ongoing credit exposure through an active review of customer balances against established credit limits, contract terms, and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowance for credit losses reflects the estimate of the amount of receivables that the Company will be unable to collect based on historical credit loss experience and, as applicable, current conditions to the extent that historical information does not reflect current conditions that affect collectability. This estimate is sensitive to changing circumstances. Accordingly, the Company may be required to increase or decrease its allowance in future periods in response to changing circumstances, including changes in the economy or in the particular circumstances of individual customers. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Specifically identifiable lease revenue receivables and sales receivables not deemed probable of collection are recorded as a reduction of revenue. The remaining provision for credit losses is recorded as SG&A.
Changes in estimates are reflected in the period they become known. If circumstances change in a way that require a change in estimates, such as a change in financial condition of customers or unanticipated changes in the economy, we may accrue additional allowances. Refer to Note 1 for a summary of activity in the allowance for credit losses.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.5 billion in outstanding principal under the ABL Facility at December 31, 2025. To manage interest rate risk, in January 2024 and January 2023 we executed interest rate swap agreements relating to an aggregate of $500.0 million and $750.0 million, respectively, in notional amount of variable-rate debt under our ABL Facility. The January 2024 and January 2023 swap agreements provide for us to pay effective fixed interest rates of 3.70% and 3.44% per annum, respectively, and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased annual interest expense by approximately $2.6 million based on outstanding borrowings at December 31, 2025.
Foreign Currency Risk
In 2025, we generated approximately 94% of our consolidated net revenues in the US, and the reporting currency for our consolidated financial statements is the US dollar. However, we are exposed to currency risk through our operations in Canada and Mexico. For the operations outside the US, we bill customers primarily in their local currency, which is subject to foreign currency rate changes. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our financial statements.
In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions and rental equipment purchases denominated in currencies other than the functional currency of the purchasing entity. These exposures are included in currency losses, net, on the consolidated statements of operations.
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

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WillScot Holdings Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company maintains an allowance for credit losses on trade receivables. At December 31, 2025, the allowance for credit losses was $61.8 million. The allowance for credit losses is estimated based on historical credit loss experience and, as applicable, current conditions that affect collectability.
Auditing the Company's estimation of the allowance for credit losses was judgmental due to the subjectivity in assessing the appropriateness of the assumptions made by management. The assumptions include the approach to measuring the historical loss rate and the determination of whether an adjustment to the historical loss rate is necessary to reflect current conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's controls over its estimation of the allowance for credit losses, including internal controls over the Company’s process to develop the assumptions used to estimate credit losses.
To test the allowance for credit losses, we performed audit procedures that included, among others, testing management's process for measuring the historical loss rate, and testing the completeness, accuracy, and relevance of the data used. We also evaluated whether an adjustment to the historical loss rate was necessary to reflect current conditions. For example, we evaluated if the composition of the trade receivables at December 31, 2025 is consistent with historical periods and performed sensitivity analyses to evaluate the effect that assumptions related to changes in current conditions may have on the allowance for credit losses. We also performed a comparison of the prior year allowance for credit losses to subsequent credit loss activity.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Baltimore, Maryland
February 19, 2026

WillScot Holdings Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$14,587	$9,001
Trade receivables, net of allowance for credit losses at December 31, 2025 and December 31, 2024 of $61,755 and $101,693, respectively	394,708	430,381
Inventories	45,560	47,473
Prepaid expenses	27,709	47,410
Other current assets	41,328	20,341
Assets held for sale	1,159	2,904
Total current assets	525,051	557,510
Rental equipment, net	3,093,321	3,377,939
Property, plant and equipment, net	390,220	363,073
Operating lease assets	310,662	266,761
Goodwill	1,257,612	1,201,353
Intangible assets, net	224,088	251,164
Other non-current assets	15,213	17,111
Total long-term assets	5,291,116	5,477,401
Total assets	$5,816,167	$6,034,911
Liabilities and equity
Accounts payable	$109,864	$96,597
Accrued expenses	125,896	121,583
Accrued employee benefits	36,176	25,062
Deferred revenue and customer deposits	237,322	250,790
Operating lease liabilities - current	70,752	66,378
Current portion of long-term debt	31,094	24,598
Total current liabilities	611,104	585,008
Long-term debt	3,557,074	3,683,502
Deferred tax liabilities	492,332	505,913
Operating lease liabilities – non-current	241,933	200,875
Other non-current liabilities	57,470	41,020
Long-term liabilities	4,348,809	4,431,310
Total liabilities	4,959,913	5,016,318
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at December 31, 2025 and 2024	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 181,184,438 and 183,564,899 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	19	19
Additional paid-in-capital	1,725,642	1,836,165
Accumulated other comprehensive loss	(69,453)	(70,627)
Accumulated deficit	(799,954)	(746,964)
Total shareholders' equity	856,254	1,018,593
Total liabilities and shareholders' equity	$5,816,167	$6,034,911
The accompanying notes are an integral part of these consolidated financial statements.

WillScot Holdings Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Leasing and services revenue:
Leasing	$1,749,023	$1,839,875	$1,833,935
Delivery and installation	388,887	418,881	437,179
Sales revenue:
New units	77,941	74,499	48,129
Rental units	65,595	62,463	45,524
Total revenues	2,281,446	2,395,718	2,364,767
Costs:
Costs of leasing and services:
Leasing	371,603	385,078	398,467
Delivery and installation	323,403	328,880	317,117
Costs of sales:
New units	53,164	45,554	26,439
Rental units	35,720	32,224	23,141
Depreciation of rental equipment	333,970	302,143	265,733
Gross profit	1,163,586	1,301,839	1,333,870
Other operating expenses:
Selling, general and administrative	581,762	630,705	596,090
Other depreciation and amortization	96,051	82,829	72,921
Restructuring costs	302,180	8,559	—
Termination fee	—	180,000	—
Impairment loss on intangible asset	—	132,540	—
Currency losses, net	210	593	6,754
Other expense (income), net	1,929	2,698	(15,354)
Operating income	181,454	263,915	673,459
Interest expense, net	231,511	227,311	205,040
Loss on extinguishment of debt	5,364	—	—
(Loss) income from continuing operations before income tax	(55,421)	36,604	468,419
Income tax (benefit) expense from continuing operations	(2,431)	8,475	126,575
(Loss) income from continuing operations	(52,990)	28,129	341,844

Discontinued operations:
Income from discontinued operations before income tax	—	—	4,003
Gain on sale of discontinued operations	—	—	176,078
Income tax expense from discontinued operations	—	—	45,468
Income from discontinued operations	—	—	134,613

Net (loss) income	$(52,990)	$28,129	$476,457

(Loss) earnings per share from continuing operations:
Basic	$(0.29)	$0.15	$1.72
Diluted	$(0.29)	$0.15	$1.69
Earnings per share from discontinued operations:
Basic	$—	$—	$0.68
Diluted	$—	$—	$0.67
(Loss) earnings per share:
Basic	$(0.29)	$0.15	$2.40
Diluted	$(0.29)	$0.15	$2.36
Weighted average shares outstanding:
Basic	182,394,306	188,101,693	198,554,885
Diluted	182,394,306	190,292,256	201,849,836
The accompanying notes are an integral part of these consolidated financial statements.

WillScot Holdings Corporation
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(52,990)	$28,129	$476,457
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax expense of $0	14,716	(24,689)	14,091
Net (loss) gain on derivatives, net of income tax (benefit) expense of $(4,478), $2,251 and $1,088 for the years ended December 31, 2025, 2024 and 2023, respectively	(13,542)	6,830	3,263
Total other comprehensive income (loss)	1,174	(17,859)	17,354
Total comprehensive (loss) income	$(51,816)	$10,270	$493,811
The accompanying notes are an integral part of these consolidated financial statements.

WillScot Holdings Corporation
Consolidated Statements of Changes in Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2022	207,952	$21	$2,886,951	$(70,122)	$(1,251,550)	$1,565,300
Net income	—	—	—	—	476,457	476,457
Other comprehensive income	—	—	—	17,354	—	17,354
Common stock-based award activity	514	—	34,486	—	—	34,486
Repurchase and cancellation of Common Stock	(18,534)	(1)	(818,673)	—	—	(818,674)
Issuance of Common Stock from the exercise of options	35	—	498	—	—	498
Withholding taxes on net share settlement of stock-based compensation	—	—	(14,171)	—	—	(14,171)
Balance at December 31, 2023	189,967	20	2,089,091	(52,768)	(775,093)	1,261,250
Net income	—	—	—	—	28,129	28,129
Other comprehensive loss	—	—	—	(17,859)	—	(17,859)
Common stock-based award activity	717	—	35,966	—	—	35,966
Repurchase and cancellation of Common Stock	(7,133)	(1)	(272,727)	—	—	(272,728)
Issuance of Common Stock from the exercise of options	14	—	253	—	—	253
Withholding taxes on net share settlement of stock-based compensation	—	—	(16,418)	—	—	(16,418)
Balance at December 31, 2024	183,565	19	1,836,165	(70,627)	(746,964)	1,018,593
Net loss	—	—	—	—	(52,990)	(52,990)
Other comprehensive income	—	—	—	1,174	—	1,174
Common stock-based award activity	740	—	38,426	—	—	38,426
Repurchase and cancellation of Common Stock	(3,925)	—	(98,040)	—	—	(98,040)
Issuance of Common Stock from the exercise of options	804	—	10,266	—	—	10,266
Withholding taxes on net share settlement of stock-based compensation	—	—	(9,497)	—	—	(9,497)
Dividends	—	—	(51,678)	—	—	(51,678)
Balance at December 31, 2025	181,184	$19	$1,725,642	$(69,453)	$(799,954)	$856,254
The accompanying notes are an integral part of these consolidated financial statements.

WillScot Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities:
Net (loss) income	$(52,990)	$28,129	$476,457
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	430,021	384,972	338,654
Non-cash restructuring expense	301,965	—	—
Provision for credit losses	58,320	55,437	49,650
Gain on sale of discontinued operations	—	—	(176,078)
Impairment loss on intangible asset	—	132,540	—
Gain on sale of rental equipment and other property, plant and equipment	(28,218)	(27,087)	(32,724)
Amortization of debt discounts and debt issuance costs	12,269	12,571	11,211
Loss on extinguishment of debt	5,364	—	—
Stock-based compensation expense	38,426	35,966	34,486
Deferred income tax (benefit) expense	(7,014)	(45,323)	141,641
Loss on settlement of foreign currency forward contract	—	—	7,715
Unrealized currency losses (gains), net	206	(56)	(1,374)
Other	3,519	4,621	3,413
Changes in operating assets and liabilities
Trade receivables	(19,251)	(34,519)	(76,357)
Inventories	1,862	(529)	(3,276)
Prepaid expenses and other assets	(10,629)	(12,132)	(18,310)
Operating lease assets and liabilities	1,416	939	1,045
Accounts payable and other accrued expenses	42,565	(1,272)	(14,836)
Deferred revenue and customer deposits	(15,846)	27,387	19,923
Net cash provided by operating activities	761,985	561,644	761,240
Investing activities:
Acquisitions, net of cash acquired	(144,698)	(121,221)	(561,629)
Purchase of rental equipment and refurbishments	(317,685)	(280,857)	(226,976)
Proceeds from sale of rental equipment	65,868	63,997	51,290
Purchase of property, plant and equipment	(24,331)	(18,435)	(22,237)
Proceeds from sale of property, plant and equipment	2,944	1,867	13,272
Purchases of investments	(806)	(7,699)	—
Maturities of marketable securities	1,235	—	—
Proceeds from sale of discontinued operations	—	—	403,992
Payment for settlement of foreign currency forward contract	—	—	(7,715)
Net cash used in investing activities	(417,473)	(362,348)	(350,003)
Financing activities:
Receipts from borrowings	1,185,952	1,317,156	1,911,230
Repayment of borrowings	(1,331,968)	(1,195,932)	(1,475,219)
Payment of financing costs	(16,500)	(7,945)	(6,457)
Payments on finance lease obligations	(27,332)	(19,429)	(16,634)
Receipts from issuance of Common Stock from the exercise of options	10,266	253	498
Repurchase and cancellation of Common Stock	(99,862)	(278,269)	(818,182)
Taxes paid on employee stock awards	(9,962)	(15,953)	(14,171)
Dividends paid	(51,119)	—	—
Net cash used in financing activities	(340,525)	(200,119)	(418,935)
Effect of exchange rate changes on cash and cash equivalents	1,599	(1,134)	882

Net change in cash and cash equivalents	5,586	(1,957)	(6,816)
Cash and cash equivalents at the beginning of the period	9,001	10,958	17,774
Cash and cash equivalents at the end of the period	$14,587	$9,001	$10,958

Supplemental cash flow information:
Interest paid, net	$216,579	$216,151	$184,863
Income taxes paid, net	$16,313	$45,580	$32,949
Capital expenditures accrued or payable	$16,639	$20,126	$19,557
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
On January 31, 2023, the Company completed the sale of its former United Kingdom Storage Solutions ("UK Storage Solutions") segment. The consolidated financial statements present the historical financial results of the former UK Storage Solutions segment as discontinued operations for the year ended December 31, 2023. See Note 4 for further discussion.
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
The Company monitors ongoing credit exposure through an active review of customer balances against established credit limits, contract terms, and due dates. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The allowance for credit losses reflects the estimate of the amount of receivables that the Company will be unable to collect based on historical credit loss experience and, as applicable, current conditions to the extent that historical information does not reflect current conditions that affect collectability. This estimate is sensitive to changing circumstances. Accordingly, the Company may be required to increase or decrease its allowance in future periods in response to changing circumstances, including changes in the economy or in the particular circumstances of individual customers. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Specifically identifiable lease revenue receivables and sales receivables not deemed probable of collection are recorded as a reduction of revenue. The remaining provision for credit losses is recorded as selling, general and administrative ("SG&A") expense.

Activity in the allowance for credit losses for the years ended December 31 was as follows:

(in thousands)	2025	2024	2023
Balance at beginning of period	$101,693	$81,656	$57,048
Provision for credit losses	58,320	55,437	49,650
Write-offs to leasing revenue	(75,505)	(26,758)	(18,875)
Write-offs to delivery and installation revenue	(17,371)	(6,698)	(5,275)
Write-offs to new units sales revenue	(3,333)	(850)	(516)
Write-offs to rental units sales revenue	(2,346)	(719)	(516)
Total write-offs recorded as a reduction to revenue, net of recoveries	(98,555)	(35,025)	(25,182)
Foreign currency translation and other	297	(375)	140
Balance at end of period	$61,755	$101,693	$81,656
Accounts receivable are written off when they reach a level of delinquency that indicates the amounts may no longer be collectible, considering aging, customer‑specific facts, and historical loss patterns. For the year ended December 31, 2025, the Company had an increase in write-offs of accounts receivable due to receivables that were deemed uncollectible. Write-offs to receivables recorded as a reduction to revenue result in a corresponding reduction to the provision for credit losses recorded in SG&A expense to the extent that the related receivables were already reserved.
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
Inventories
Inventories consist of spare parts and supplies, work in process, and finished units for sale. Inventories are measured at the lower of cost or net realizable value based on the weighted-average cost. The cost includes expenditures incurred in acquiring the inventories, production or conversion costs, and other costs incurred in bringing inventories to their existing location and condition.
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
Property, Plant and Equipment
Property, plant and equipment is measured at cost less accumulated depreciation and impairment losses. The Company capitalizes external costs and directly attributable internal costs to acquire or create internal use software incurred subsequent to the completion of the preliminary project stage. Costs associated with post-implementation activities are expensed as incurred. Land is not depreciated. Leasehold improvements are amortized over the shorter of the lease term or their useful life. Assets leased under finance leases are depreciated over the shorter of the lease term or their useful life, unless it is reasonably certain that the Company will obtain ownership by the end of the lease term in which case the assets are depreciated over their useful life. Maintenance and repair costs are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Estimated Useful Life
Buildings and leasehold improvements	15 - 40 years
Vehicles, machinery, and equipment	5 - 30 years
Furniture and fixtures	3 - 5 years
Software	3 - 10 years
Impairment of Long-Lived Assets
When circumstances indicate the carrying amount of long-lived assets in a held-for-use asset group may not be recoverable, the Company evaluates the assets for potential impairment using internal projections of undiscounted cash flows resulting from the use and eventual disposal of the assets. Events or changes in circumstances that may necessitate a recoverability evaluation include adverse changes in the regulatory environment or an expectation it is more likely than not that the asset will be disposed of before the end of its previously estimated useful life. If the carrying amount of the assets exceeds the undiscounted cash flows, an impairment expense is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.
Consistent with the provisions of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), the Company assesses whether any operating lease asset impairment exists in accordance with the measurement guidance in Accounting Standard Codification ("ASC") 360, Property Plant and Equipment.
Purchase Accounting
The Company records assets acquired and liabilities assumed at their respective estimated fair values on the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets and is assigned to the Company's reporting units that are expected to benefit from the acquisition. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party valuation firms. Valuations are finalized as soon as practicable, but not later than one year from the acquisition date. Any subsequent changes to fair values assigned in purchase accounting result in a corresponding adjustment to goodwill. Transaction costs are expensed as incurred.
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
Evaluation of Goodwill Impairment
The Company performs its annual impairment test of goodwill at the reporting unit level as of October 1, as well as during any reporting period in which events or changes in circumstances occur that, in management’s judgment, may constitute triggering events. The Company performs its assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses company-specific, industry, market and general economic factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elects not to use the qualitative impairment test, a quantitative impairment test is performed. The quantitative impairment test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The Company estimates the fair value of a reporting unit by using a combination of the income approach and the market approach. Under the income approach, the Company uses a discounted cash flow model that calculates fair value as the present value of expected cash flows of the reporting units. Under the market approach, fair value is calculated using the average EBITDA multiples of comparable guideline companies whose securities are actively traded in public markets.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, the value of net operating losses, future economic and market conditions, and the determination of appropriate comparable companies. Management bases fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates.

If the carrying amount of the reporting unit exceeds the calculated fair value of the reporting unit, an impairment charge would be recognized for the excess of carrying value over fair value, not to exceed the amount of goodwill attributable to that reporting unit.
Intangible Assets Other than Goodwill
Intangible assets that are acquired by the Company and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. The Company performs its assessment of indefinite-lived intangible assets utilizing either a qualitative or quantitative impairment test. When utilizing a quantitative impairment test, the Company calculates fair value using a relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge would be recorded to the extent the carrying value of the indefinite-lived intangible asset exceeds the fair value.
Other intangible assets that have finite useful lives are measured at cost less accumulated amortization and impairment losses, if any. Amortization is recognized in profit or loss over the estimated useful lives of the intangible asset.
Retirement Benefit Obligation
The Company provides benefits to certain of its employees under defined contribution benefit plans. The Company’s contributions to these plans are generally based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis. For its US and Canada employees, the Company sponsors defined contribution benefit plans that have discretionary matching contribution and profit-sharing features. For the years ended December 31, 2025, 2024 and 2023, the Company made matching contributions of $15.0 million, $15.1 million and $14.1 million to these plans, respectively.
Stock-Based Compensation
Stock-based compensation awards are granted under the stockholder-approved WillScot 2020 Incentive Award Plan ("2020 Incentive Plan"), which is administered by the Compensation Committee of the Board of Directors. Under the 2020 Incentive Plan, the Compensation Committee may grant an aggregate of 6,488,988 shares of Common Stock in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance compensation awards, and stock bonus awards. Stock-based payments, including the grant of stock options, RSAs and RSUs, are subject to service-based vesting requirements, and expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur.
Stock-based compensation expense includes grants of stock options, time-based RSUs ("Time-Based RSUs") and performance-based RSUs ("Performance-Based RSUs", together with Time-Based RSUs, the "RSUs"). RSUs are recognized in the financial statements based on their fair value. In addition, stock-based payments to non-executive directors and employees include grants of RSAs. Time-Based RSUs and RSAs are valued based on the intrinsic value of the difference between the exercise price, if any, of the award and the fair market value of WillScot's Common Stock on the grant date. Performance-Based RSUs are valued based on a Monte Carlo simulation model to reflect the impact of the Performance-Based RSUs market condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for Performance-Based RSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.
RSAs cliff vest in a one year period. Time-Based RSUs vest ratably over periods ranging from one year to four years. Certain Performance-Based RSUs cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in the S&P MidCap 400 Index at the grant date over the performance period of three years. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Compensation Committee. The 100% target payout is tied to performance at the 50% percentile, with a payout curve ranging from 0% (for performance less than the 25% percentile) to 200% (for performance at or above the 85% percentile). Vesting is also subject to continued service requirements through the vesting date.
For 555,790 Performance-Based RSUs granted in 2021, the awards cliff vest based on achievement of specified share prices of the Company's Common Stock at annual measurement dates over performance periods of 4.5 years to 4.8 years. The target number of RSUs may be adjusted from 0 to 1,333,334 based on the stock price attainment levels defined by the Company's Compensation Committee. The 555,790 RSU target payout is tied to a stock price of $47.50, with a payout ranging from 0 RSUs (for a stock price less than $42.50) to 1,333,334 RSUs (for a stock price of $60.00 or greater). During the year ended December 31, 2025, 312,632 of these awards vested with a payout of 300,000 RSUs.
Stock options vest in tranches over periods that range from two years to four years and expire ten years from the grant date. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate and weighted-average expected term of the options. The volatility assumption used in the Black-Scholes option-pricing model for options granted in prior years was based on a blend of peer group volatility and Company trading history as the Company did not have a sufficient trading history as a stand-alone public company to rely exclusively on its own trading history. The volatility assumption used in the Black-Scholes option-pricing model for options granted in 2025 was based on the Company's trading history. Additionally, the expected term assumption was based on the simplified method under GAAP, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied US Treasury bill yield curve at the date of grant with a remaining term equal to the Company’s expected term assumption.
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
Exchange rate adjustments resulting from transactions in foreign currencies (currencies other than the Company entities’ functional currencies) are remeasured to the respective functional currencies using exchange rates at the dates of the transactions and are recognized in currency losses, net on the consolidated statements of operations.
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
Revenue Recognition
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of revenue is generated by rental income subject to the guidance in ASC 842. The remaining revenue is generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
Leasing Revenue
Income from operating leases is recognized on a straight-line basis over the lease term. The Company's lease arrangements can include multiple lease and non-lease components. Examples of lease components include the lease of modular space and portable storage units and VAPS. Examples of non-lease components include the delivery, installation, and removal services commonly provided in a bundled transaction with the lease components. Arrangement consideration is allocated between lease components and non-lease components based on the relative estimated selling (leasing) price of each deliverable. Selling (leasing) price of the lease component is estimated using an adjusted market approach whereby the Company estimates the price that customers in the market would be willing to pay.
When leases and services are billed in advance, recognition of revenue is deferred until services are rendered. If equipment is returned prior to the contractually obligated period, the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date is recognized as incremental revenue upon return.
Rental equipment is leased under operating leases. Rental contracts with customers are generally based on a 28‑day or monthly rate and billing cycle. Operating lease minimum contractual terms generally range from 1 month to 60 months and leases are customarily renewable on a month-to-month basis after their initial term. The rental continues until cancelled by the Company or the customer. Operating lease minimum contractual terms averaged less than 12 months for the year ended December 31, 2025.

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
Other Matters
The Company's non-lease revenues do not include material amounts of variable consideration.
The Company's payment terms vary by the type and location of its customer and the product or services offered. The time between invoicing and when payment is due is not significant. While the Company may bill certain customers in advance, its contracts do not contain a significant financing component based on the short length of time between upfront billings and the performance of contracted services. For certain products, services, or customer types, the Company requires payment before the products or services are delivered to the customer. At December 31, 2025, current deferred revenue and customer deposits included deferred revenue of $236.0 million and customer deposits of $1.3 million, respectively. At December 31, 2024, current deferred revenue and customer deposits included deferred revenue of $249.0 million and customer deposits of $1.8 million, respectively.
Revenue is recognized net of sales tax billed to customers, which is subsequently remitted to governmental authorities.
Leases as Lessee
The Company leases real estate for certain of its branch offices, administrative offices, rental equipment storage properties, vehicles and equipment, and administrative operations. The Company determines if an arrangement is or contains a lease at inception. Leases are classified as either finance or operating at inception of the lease, with classification affecting expense recognition in the statement of operations. Short-term leases, defined as leases with an initial term of 12 months or less, are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term.
The Company has leases that contain both lease and non-lease components and has elected, as an accounting policy, to not separate lease components and non-lease components. Right of use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease liability is calculated as the present value of the remaining minimum rental payments for existing leases using either the rate implicit in the lease or, if none exists, the Company's incremental borrowing rate, as the discount rate. Variable lease payments are expensed in the period in which the obligation for those payments is incurred. Variable lease payments include payments for common area maintenance, real estate taxes, management fees and insurance.
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
Advertising and Promotion
Advertising and promotion costs, which are expensed as incurred, were $16.1 million, $15.9 million and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Shipping Costs
The Company includes costs to deliver rental equipment to customers, whether performed by third-parties or by internal employees, in costs of leasing and services and costs of sales.
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
Fair Value Measurements
The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs are prioritized into three levels that may be used to measure fair value. See further discussion of the levels in Note 13.
Recently Issued and Adopted Accounting Standards
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company's disclosures.
In September 2025, the FASB issued ASU No. 2025-06 Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") to modernize the accounting guidance for costs incurred to develop internal-use software, including which costs are required to be recognized as an asset. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of ASU 2025-06 on its consolidated financial statements and disclosures.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate and their income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. The Company adopted ASU 2023-09 as of December 31, 2025. Refer to Note 17 - Income Taxes.
In July 2025, the FASB issued ASU No. 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. ASU 2025-05 is effective for annual and interim reporting periods beginning after December 15, 2025 and may be early adopted. Effective July 1, 2025, the Company early adopted ASU 2025-05, electing the practical expedient permitting an entity to assume that current conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial statements or disclosures.
In September 2025, the FASB issued ASU No. 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract ("ASU 2025-07"). ASU 2025-07 narrows the scope of ASC 815 by excluding certain non-exchange-traded contracts whose terms are based on the normal operations or activities of one of the parties, and clarifies that share-based noncash consideration received from a customer for the transfer of goods or services should be accounted for under ASC 606 until the right to the consideration becomes unconditional. The ASU is effective for annual and interim periods beginning after December 15, 2026, and may be early adopted. Effective December 31, 2025, the Company early adopted this standard using the prospective method for the derivative scope refinement. The adoption did not have a material impact on the Company's consolidated financial statements or disclosures.
In November 2025, the FASB issued ASU No. 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). ASU 2025-09 clarifies five separate hedge accounting issues arising from the global reference rate reform initiative. The second issue that is clarified under ASU 2025-09 addresses problems arising from interest rate and/or tenor changes with hedges that have "choose-your-rate" debt instruments. This ASU introduces a model for hedging variable rate debt instruments that allows borrowers to change interest rate indexes and/or tenor without the need to dedesignate the hedge as long as the new interest rate and/or tenor was documented at the hedges inception, the risk being hedged remains similar and the forecasted transaction is probable. The ASU is effective for public business entities' annual and interim periods beginning after December 15, 2026, and may be early adopted. Effective December 31, 2025, the Company early adopted this standard using the "choose-your-rate" model. The adoption did not have a material impact on the Company's consolidated financial statements or disclosures.

Note 2 - Restructuring
During 2025, following the integration of its modular and storage field operations in 2024, the Company evaluated its real estate footprint on a property-by-property basis to opportunistically reduce overall real estate costs while maintaining market coverage. To exit certain real estate positions, the Company disposed of certain rental fleet units, with a primary focus on long idle, non-standard, or higher repair cost units, while maintaining adequate idle fleet to meet projected demand. During the eleven months ended November 30, 2025, rental equipment identified for disposal was depreciated to its salvage value, resulting in approximately $41.0 million of incremental rental equipment depreciation.
In December 2025, the Company initiated a comprehensive network optimization initiative (the "Network Optimization Plan") identifying additional real estate locations for exit, which was approved by the Company's Board of Directors on December 18, 2025. Exiting those locations necessitates the disposal of certain rental equipment. The restructuring plan encompasses exiting approximately 665 acres of real estate over the next four years, representing 108 branch and drop lot locations and approximately 25% of the Company's leased acreage. To enable these exits, management identified rental fleet units with a net book value of $312.1 million to be abandoned, representing approximately 53,000 units (approximately 31,000 portable storage units and 22,000 modular space units). The Company believes these actions will reduce expected annual real estate cost increases while maintaining market coverage and customer service capabilities. The Company expects to substantially complete all real estate exits and related rental equipment disposals under the Network Optimization Plan by 2029. For the year ended December 31, 2025, the Company recorded restructuring costs for the Network Optimization Plan of $301.9 million, consisting of accelerated depreciation of rental equipment.
The Company expects the initiative to result in future costs consisting of rental equipment disposal costs of approximately $40 million and rental equipment relocation costs of approximately $20 million. Disposal costs consist of demolition costs, waste removal fees and scrapping fees. Disposal costs will be recorded within restructuring costs when incurred. Relocation costs consist primarily of costs to relocate units to other branch locations. Relocation costs will be recorded within costs of leasing when incurred. The amount and timing of the actual charges may vary due to a variety of factors, including the ability of vendors to accommodate disposal volumes and additional time needed to exit leased properties. The Company’s estimates for the charges discussed above exclude any potential income tax effects.
The Company does not expect to exit locations until the end of the contractual lease term; therefore, rental expense will continue to be incurred within SG&A expense as the Company consumes its right to use the real estate.
In 2024, the Company implemented a cost-reduction plan for certain centralized and redundant resources. During the year ended December 31, 2024, restructuring costs incurred under this plan included employee termination costs of $8.6 million. During the year ended December 31, 2025, the Company recorded restructuring expense of $0.3 million related to the 2024 restructuring plan.

NOTE 3 - Business Combination and Acquisitions
Business Combination
During the second quarter of 2025, the Company acquired a regional provider of climate-controlled containers and trailers for $115.6 million, net of cash acquired, the tangible assets of which consisted primarily of approximately 2,100 temperature-controlled units. As of the acquisition date, the fair value of the goodwill recognized was $54.8 million, the fair value of the intangible assets acquired was $18.7 million, and the fair value of rental equipment acquired was $36.6 million. The preliminary accounting for the transaction, including the valuation of acquired rental equipment and intangible assets, was based on the best estimates of management and is subject to revision based on the final valuations. Goodwill recognized is attributable to expected operating synergies, assembled workforce, and the going concern value of the acquired business. Goodwill recorded for this acquisition is deductible for tax purposes. Revenue and earnings from the business combination following the acquisition date are not available, as the business was integrated into the Company's centralized financial and operational processes following the acquisition.
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
Asset Acquisitions
During the year ended December 31, 2025, the Company acquired $23.2 million in rental fleet assets from two companies for $25.8 million in cash. During the year ended December 31, 2024, the Company acquired $80.7 million in rental fleet assets from three companies for $84.5 million in cash.
Termination of Merger Agreement
In September 2024, the Company terminated a merger agreement with McGrath RentCorp. and paid a $180.0 million termination fee and recorded $42.4 million in legal and professional fees related to the merger transaction within SG&A expense.

NOTE 4 - Discontinued Operations
UK Storage Solutions Divestiture
On January 31, 2023, the Company sold its former UK Storage Solutions segment for $418.1 million. Exiting the UK Storage Solutions segment represented the Company’s strategic shift to concentrate its operations on its core modular and storage businesses in North America. Results for the former UK Storage Solutions segment are reported in income from discontinued operations within the consolidated statement of operations for the year ended December 31, 2023.
The following table presents the results of the former UK Storage Solutions segment as reported in income from discontinued operations within the consolidated statement of operations and represents results for one month as the Company sold the former UK Storage Solutions segment on January 31, 2023.

(in thousands)	Year Ended December 31, 2023
Revenues:
Leasing and services revenue:
Leasing	$6,389
Delivery and installation	1,802
Sales revenue:
New units	54
Rental units	449
Total revenues	8,694
Costs:
Costs of leasing and services:
Leasing	1,407
Delivery and installation	1,213
Costs of sales:
New units	38
Rental units	492
Gross profit	5,544
Expenses:
Selling, general and administrative	1,486
Other income, net	(1)
Operating income	4,059
Interest expense	56
Income from discontinued operations before income tax	4,003
Gain on sale of discontinued operations	175,708
Income tax expense from discontinued operations	45,468
Income from discontinued operations	$134,243
In January 2023, a $0.4 million adjustment was made to the gain on sale of a former segment, which was sold on September 30, 2022. Including this adjustment, the total gain on sale of discontinued operations was $176.1 million for the year ended December 31, 2023.
NOTE 5 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the years ended December 31, as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
US	$2,142,138	$2,243,545	$2,219,561
Canada	118,001	125,154	120,123
Mexico	21,307	27,019	25,083
Total revenues	$2,281,446	$2,395,718	$2,364,767
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

The Company’s revenue by major product and service line for the years ended December 31, was as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Modular space leasing revenue(a)	$997,784	$1,011,086	$953,822
Portable storage leasing revenue	319,305	356,873	396,781
VAPS and third-party leasing revenues(b)	397,547	397,640	391,948
Other leasing-related revenue(c)	34,387	74,276	91,384
Leasing revenue	1,749,023	1,839,875	1,833,935
Delivery and installation revenue	388,887	418,881	437,179
Total leasing and services revenue	2,137,910	2,258,756	2,271,114
New unit sales revenue	77,941	74,499	48,129
Rental unit sales revenue	65,595	62,463	45,524
Total revenues	$2,281,446	$2,395,718	$2,364,767
(a) Includes revenue from clearspan structures.
(b) Includes $38.6 million, $35.2 million, and $23.9 million of service revenue for the years ended December 31, 2025, 2024, and 2023, respectively.
(c) Includes primarily damage billings, delinquent payment charges, other processing fees associated with leasing arrangements and is partially offset by write-offs of specific uncollectible lease receivables recorded as a reduction to revenue of $75.5 million, $26.8 million, and $18.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Leasing and Services Revenue
The majority of revenue (75%, 75%, and 77% for the years ended December 31, 2025, 2024, and 2023, respectively) was generated by lease income subject to the guidance of ASC 842. The remaining revenue was generated by performance obligations in contracts with customers for services or sale of units subject to the guidance in ASC 606.
At December 31, 2025 and for the years ended December 31, 2026 through 2030 and thereafter, future committed leasing revenues under non-cancelable operating leases with the Company’s customers, excluding revenue from delivery and installation and potential lease extensions, were as follows:

(in thousands)	Operating Leases
2026	$401,632
2027	137,967
2028	46,519
2029	17,711
2030	7,421
Thereafter	2,714
Total	$613,964
Receivables
The Company manages credit risk associated with its accounts receivable at the customer level. Because the same customers generate the revenues that are accounted for under both ASC 842 and ASC 606, the discussions below on credit risk and the Company's allowance for credit losses address the Company's total revenues.
Concentration of credit risk with respect to the Company's receivables is limited because of a large number of geographically diverse customers who operate in a variety of end markets. No single customer accounted for more than 0.9% and 1.7% of the Company’s receivables at December 31, 2025 and 2024, respectively. The Company's top five customers with the largest open receivables balances represented 3.9% and 5.2% of the total receivables balance as of December 31, 2025 and 2024, respectively. The Company manages credit risk through credit approvals, credit limits, and other monitoring procedures.
The Company's allowance for credit losses reflects its estimate of the amount of receivables that the Company will be unable to collect. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimate is sensitive to changing circumstances, and the Company may be required to increase or decrease its allowance in future periods in response to changing circumstances, including changes in the economy or in the particular circumstances of individual customers. During the years ended December 31, 2025, 2024 and 2023, the Company recognized bad debt expense within SG&A expense of $(40.2) million, $20.4 million, and $23.4 million, respectively, to reflect changes in the allowance for credit losses. During the years ended December 31, 2025, 2024 and 2023, $98.6 million, $35.0 million, and $25.2 million, respectively, of accounts receivable were written off and presented as a reduction of revenue (see Note 1 for further information about the accounting for receivables). To the extent that those receivables were reserved, the applicable reserve was adjusted to bad debt expense within SG&A.
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of December 31, 2025 and 2024, the Company recorded deferred revenue related to service revenue billed in advance of $134.6 million and $139.4 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $90.2 million, $72.7 million, and $67.6 million, respectively, for service revenue billed in advance that was recorded as deferred revenue as of December 31, 2024, 2023, and 2022, respectively.
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

NOTE 6 - Inventories
Inventories at December 31 consisted of the following:

(in thousands)	2025	2024
Spare parts and supplies	$40,716	$39,823
Work in process	1,322	—
Finished units	3,522	7,650
Inventories	$45,560	$47,473

NOTE 7 - Rental Equipment, net
Rental equipment, net at December 31 consisted of the following:

(in thousands)	2025	2024
Modular space units	$3,836,964	$3,658,086
Portable storage units	1,097,908	1,070,025
Value-added products	229,920	220,205
Total rental equipment	5,164,792	4,948,316
Less: accumulated depreciation	(2,071,471)	(1,570,377)
Rental equipment, net	$3,093,321	$3,377,939
At December 31, 2025, rental equipment included $312.1 million related to rental fleet assets that the Company intends to dispose of in connection with the Network Optimization Plan. The assets will be derecognized when physically disposed.
The Company had rental equipment in the following geographic areas at December 31:

(in thousands)	2025	2024
US	$4,711,272	$4,532,692
Canada	405,239	374,446
Mexico	48,281	41,178
Total rental equipment	5,164,792	4,948,316
Less: accumulated depreciation	(2,071,471)	(1,570,377)
Rental equipment, net	$3,093,321	$3,377,939

NOTE 8 – Property, Plant and Equipment, net
Property, plant and equipment, net at December 31 consisted of the following:

(in thousands)	2025	2024
Land, buildings, and leasehold improvements	$187,789	$184,475
Vehicles and equipment	325,255	272,587
Office furniture, fixtures and software	123,261	119,622
Total property, plant and equipment	636,305	576,684
Less: accumulated depreciation	(246,085)	(213,611)
Property, plant and equipment, net	$390,220	$363,073
Depreciation expense related to property, plant and equipment was $50.3 million, $44.3 million, and $47.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, and was presented in other depreciation and amortization in the consolidated statements of operations. As of December 31, 2025 and 2024, the gross cost of property, plant and equipment assets under finance leases was $220.5 million and $177.6 million, respectively, with related accumulated depreciation of $64.3 million and $52.5 million, respectively.

NOTE 9 - Leases
As of December 31, 2025, the future lease payments for operating and finance lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases
2026	$78,841	$38,881
2027	72,831	35,470
2028	59,561	37,951
2029	39,934	30,072
2030	30,979	24,189
Thereafter	93,458	24,718
Total lease payments	375,604	191,281
Less: interest	(62,919)	(24,423)
Present value of lease liabilities	$312,685	$166,858
Finance lease liabilities are included within long-term debt and current portion of long-term debt on the consolidated balance sheets.

The Company’s lease activity during the years ended December 31, 2025, 2024, and 2023 was as follows:

	Years Ended December 31,
Components of lease expense (in thousands)	2025	2024	2023
Finance Lease Expense
Amortization of finance lease assets	$17,963	$14,159	$16,945
Interest on obligations under finance leases	7,636	6,350	3,777
Total finance lease expense	$25,599	$20,509	$20,722

Operating Lease Expense
Fixed lease expense
Costs of leasing and services	$816	$1,101	$1,396
Selling, general and administrative	89,254	80,199	67,374
Short-term lease expense
Costs of leasing and services	28,743	28,758	26,010
Selling, general and administrative	1,434	2,071	1,789
Variable lease expense
Costs of leasing and services	205	762	2,109
Selling, general and administrative	10,172	10,925	8,380
Total operating lease expense	$130,624	$123,816	$107,058
Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Years Ended December 31,
Supplemental Cash Flow Information (in thousands)	2025	2024	2023
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$88,014	$81,046	$68,889
Operating cash outflows from finance leases	$7,796	$6,087	$3,715
Financing cash outflows from finance leases	$25,272	$19,429	$16,510

Right of use assets obtained in exchange for lease obligations	$154,136	$92,343	$95,897
Assets obtained in exchange for finance leases	$50,238	$46,253	$58,737
Weighted-average remaining operating lease terms and the weighted average discount rates as of December 31 were as follows:

Lease Terms and Discount Rates	2025	2024
Weighted-average remaining lease term - operating leases	6.0 years	5.1 years
Weighted-average discount rate - operating leases	5.7%	5.8%
Weighted-average remaining lease term - finance leases	4.6 years	4.8 years
Weighted-average discount rate - finance leases	5.0%	5.1%

NOTE 10 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill were as follows:

(in thousands)	Total
Balance at December 31, 2023	$1,176,635
Additions from acquisitions	26,948
Effects of movements in foreign exchange rates	(2,230)
Balance at December 31, 2024	1,201,353
Additions from acquisitions	55,088
Effects of movements in foreign exchange rates	1,171
Balance at December 31, 2025	$1,257,612
The Company conducted its annual impairment test of goodwill as of October 1, 2025 and determined there was no impairment of goodwill. Accumulated historical goodwill impairment losses were $792.8 million prior to Double Eagle Acquisition Corporation's acquisition of Williams Scotsman International, Inc. in 2017. There were no goodwill impairments recorded for the years ended December 31, 2025, 2024, and 2023.
Intangible Assets
Intangible assets other than goodwill at December 31, consisted of the following:

	December 31, 2025
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Impairment Loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.0	$234,108	$—	$(144,959)	$89,149
Technology	0.5	1,500	—	(1,375)	125
Trade names	1.8	165,500	(132,540)	(23,146)	9,814
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets other than goodwill		$526,108	$(132,540)	$(169,480)	$224,088

	December 31, 2024
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Impairment Loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.5	$215,408	$—	$(113,415)	$101,993
Technology	1.5	1,500	—	(1,125)	375
Trade names	2.7	165,500	(132,540)	(9,164)	23,796
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets other than goodwill		$507,408	$(132,540)	$(123,704)	$251,164
For the years ended December 31, 2025, 2024, and 2023, the aggregate amount recorded to depreciation and amortization expense for intangible assets subject to amortization was $45.8 million, $38.5 million, and $25.8 million, respectively.
In 2024, the Company determined that a review of the carrying value of the Mobile Mini trade name was necessary based on the Company's plan to rebrand under a single WillScot brand name and discontinue the use of the Mobile Mini name. As of June 30, 2024, the Mobile Mini trade name was tested for impairment using the relief from royalty valuation method. The estimate of fair value included a discount rate of 9%, an unobservable input (Level 3). After determining the estimated fair value, the Company recorded an impairment charge of $132.5 million during the year ended December 31, 2024. This non-cash charge was recorded to impairment loss on intangible asset on the consolidated statement of operations.

After the impairment charge, the remaining net book value of the Mobile Mini trade name was $31.5 million, which is being amortized over the remaining useful life of the asset.
As of December 31, 2025, the expected future amortization expense for intangible assets was as follows:

(in thousands)	Amortization Expense
2026	$40,210
2027	33,580
2028	18,037
2029	3,367
2030	3,117
Thereafter	777
Total	$99,088

NOTE 11 - Debt
The carrying value of debt outstanding at December 31 consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	2025	2024
2025 Secured Notes	6.125%	2025	$—	$525,283
ABL Facility	Varies	2030	1,491,267	1,556,651
2028 Secured Notes	4.625%	2028	496,718	495,582
2029 Secured Notes	6.625%	2029	493,803	492,467
2030 Secured Notes	6.625%	2030	494,180	—
2031 Secured Notes	7.375%	2031	445,342	494,329
Finance Leases	Varies	Varies	166,858	143,788
Total debt			3,588,168	3,708,100
Less: current portion of long-term debt			31,094	24,598
Total long-term debt			$3,557,074	$3,683,502
Maturities of debt, including finance leases, during the years subsequent to December 31, 2025 are as follows:

(in thousands)
2026	$38,881
2027	35,470
2028	537,951
2029	530,072
2030	2,032,188
Thereafter	474,718
Total	$3,649,280
The Company records debt issuance costs as offsets against the carrying value of the related debt. These debt costs will be amortized and included as part of interest expense over the remaining contractual terms of those debt instruments for each of the next five years as follows:

(in thousands)	Debt issuance cost amortization
2026	$8,202
2027	8,520
2028	8,382
2029	6,730
2030	4,132
Thereafter	731
Total	$36,697

Asset Based Lending Facility
Certain subsidiaries of the Company, including Williams Scotsman, Inc. ("WSI"), have an asset-based credit agreement that was amended on October 16, 2025 to, among other things, (i) extend the expiration date of the revolving credit facilities to October 16, 2030; (ii) reduce the interest rate spreads above (x) the Term Secured Overnight Financing Rate ("SOFR") - and Term Canadian Overnight Repo Rate Average ("CORRA")-based rates to no more than 137.5 basis points and (y) the base rate and Canadian Prime Rate to no more than 37.5 basis points; (iii) remove interest rate adjustments to the reference rates, (iv) remove Daily Simple CORRA, which was operative solely prior to the phase-in of Term CORRA, from the available interest rates; (v) reduce the aggregate principal amount of revolving credit facilities from $3.7 billion to $3.0 billion to reduce undrawn line fees; (vi) increase capacity available under the accordion feature from $750.0 million to $1.0 billion; and (vii) remove United Kingdom commitments and other United Kingdom-related provisions. The Company recorded a loss on extinguishment of debt of $3.4 million related to the amendment.
The agreement, as amended, provides for revolving credit facilities in the aggregate principal amount of up to $3.0 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.75 billion (the “US Facility”), (ii) a $250.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the "ABL Facility"), available to be drawn in US Dollars or Canadian Dollars, and (iii) an accordion feature that permits the Company to increase the lenders' commitments in an aggregate amount not to exceed the greater of $1.0 billion and the amount of suppressed availability (as defined in the ABL Facility), plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility, subject to the satisfaction of customary conditions including lender approval. The ABL Facility is scheduled to mature on October 16, 2030.
The applicable margins for Term CORRA and Term SOFR loans is 1.375% and for base rate and Canadian Prime Rate loans is 0.375%, all of which are subject to one step down of 0.125% beginning in October 2026 based on the Company's excess availability from the prior quarter, and a second step down of 0.125% based on the Company's leverage. The ABL Facility requires the payment of a commitment fee on the unused available borrowings of 0.20% annually. As of December 31, 2025, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the interest rate swap agreements, was 4.97%. Refer to Note 12 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate revolver commitments and (ii) the borrowing base ("Line Cap"). At December 31, 2025, the Line Cap was $2.9 billion and the Company had $1.4 billion of available borrowing capacity under the ABL Facility, including $1.2 billion under the US Facility and $180.0 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $200.0 million letters of credit and $250.0 million of swingline loans. At December 31, 2025, the available capacity was $173.6 million of letters of credit and $250.0 million of swingline loans. At December 31, 2025, letters of credit and bank guarantees carried fees of 1.5%. The Company had issued $26.4 million of standby letters of credit under the ABL Facility at December 31, 2025. The Company had approximately $1.5 billion outstanding principal under the ABL Facility at December 31, 2025. Debt issuance costs of $16.7 million and $19.0 million were included in the carrying value of the ABL Facility at December 31, 2025 and December 31, 2024, respectively.
The obligations of the US Facility borrowers are unconditionally guaranteed by WSI and each existing and subsequently acquired or organized direct or indirect wholly-owned US organized restricted subsidiary of WSI, other than excluded subsidiaries (together with WSI, the "US Guarantors"). The obligations of the Multicurrency Facility borrowers are unconditionally guaranteed by the US facility borrowers and the US Guarantors, and each existing and subsequently acquired or organized direct or indirect wholly-owned Canadian organized restricted subsidiary of the Company other than certain excluded subsidiaries.
Senior Secured Notes
On June 15, 2020, WSI completed a private offering of $650.0 million in aggregate principal amount of its 6.125% senior secured notes due 2025 (the "2025 Secured Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, ("Rule 144A"), and to non-US persons outside the US in accordance with Regulation S under the Securities Act ("Regulation S"). The 2025 Secured Notes matured on June 15, 2025 and bore interest at a rate of 6.125% per annum. Interest was payable semi-annually on June 15 and December 15 of each year. In 2021, the Company redeemed $123.5 million of the 2025 Secured Notes. On March 27, 2025, the Company used the net proceeds from the offering of the 2030 Secured Notes (defined below), together with $33.0 million of additional borrowings under the ABL Facility, to (i) redeem all of WSI's outstanding 2025 Secured Notes at a redemption price equal to 100.00% of the principal amount of the 2025 Secured Notes outstanding, totaling $526.5 million, plus accrued and unpaid interest, and (ii) pay related fees and expenses.
On August 25, 2020, WSI completed a private offering of $500.0 million in aggregate principal amount of its 4.625% senior secured notes due 2028 (the "2028 Secured Notes") to qualified institutional buyers pursuant to Rule 144A and to non-US persons outside the US in accordance with Regulation S. The 2028 Secured Notes mature on August 15, 2028 and bear interest at a rate of 4.625% per annum. Interest is payable semi-annually on August 15 and February 15 of each year. Unamortized deferred financing costs pertaining to the 2028 Secured Notes were $3.3 million as of December 31, 2025.
On September 25, 2023, WSI completed a private offering of $500.0 million in aggregate principal amount of its 7.375% senior secured notes due 2031 (the "2031 Secured Notes") to qualified institutional buyers pursuant to Rule 144A and to non-US persons outside the US in accordance with Regulation S. The 2031 Secured Notes mature on October 1, 2031 and bear interest at a rate of 7.375% per annum. Interest is payable semi-annually on April 1 and October 1 of each year. On November 18, 2025, the Company redeemed $50.0 million of the 2031 Secured Notes at a redemption price equal to 103% of the principal amount of the 2031 Secured Notes redeemed, totaling $51.5 million and recorded a loss on extinguishment of debt of $2.0 million. As of December 31, 2025, the aggregate principal amount outstanding for the 2031 Secured Notes was $450.0 million. Unamortized deferred financing costs pertaining to the 2031 Secured Notes were $4.7 million as of December 31, 2025.
On June 28, 2024, WSI completed a private offering of $500.0 million in aggregate principal amount of its 6.625% senior secured notes due 2029 (the "2029 Secured Notes") to qualified institutional buyers pursuant to Rule 144A and to non-US persons outside the US in accordance with Regulation S. The 2029 Secured Notes mature on June 15, 2029 and bear interest at a rate of 6.625% per annum. Interest is payable semi-annually on June 15 and December 15 of each year. Unamortized deferred financing costs pertaining to the 2029 Secured Notes were $6.2 million as of December 31, 2025.
On March 26, 2025, WSI completed a private offering of $500.0 million in aggregate principal amount of its 6.625% senior secured notes due 2030 (the "2030 Secured Notes") to qualified institutional buyers pursuant to Rule 144A and to non-US persons outside the US in accordance with Regulation S. The 2030 Secured Notes mature on April 15, 2030 and bear interest at a rate of 6.625% per annum. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2025. Unamortized deferred financing costs pertaining to the 2030 Secured Notes were $5.8 million as of December 31, 2025.
2028 Secured Notes
The table below depicts the redemption price (expressed as a percentage of the principal amount) of the notes if redeemed during the twelve-month period commencing on the dates below, plus accrued and unpaid interest, if any, to but not including the date of redemption.

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
2030 Secured Notes
The Company may redeem the 2030 Secured Notes at any time before April 15, 2027 at a redemption price equal to 100% of the principal amount thereof, plus a customary make whole premium for the notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date. Before April 15, 2027, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Secured Notes at a price equal to 106.625% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any, to but not including the redemption date with the net proceeds of certain equity offerings. At any time prior to April 15, 2027, the Company may also redeem up to 10% of the aggregate principal amount at a redemption price equal to 103% of the principal amount of the 2030 Secured Notes being redeemed during each twelve-month period commencing with the issue date, plus accrued and unpaid interest, if any, to but not including the redemption date.

The table below depicts the redemption prices (expressed as percentages of the principal amount) of the notes if redeemed during the twelve-month period commencing on the dates below, plus accrued and unpaid interest, if any, to but not including the date of redemption.

Year	Redemption Price
April 15, 2027	103.313%
April 15, 2028	101.656%
April 15, 2029 and thereafter	100.000%
2031 Secured Notes
The table below depicts the redemption prices (expressed as percentages of the principal amount) of the notes if redeemed during the twelve-month period commencing on the dates below, plus accrued and unpaid interest, if any, to but not including the date of redemption.

Year	Redemption Price
October 1, 2026	103.688%
October 1, 2027	101.844%
October 1, 2028 and thereafter	100.000%
The 2028 Secured Notes, 2029 Secured Notes, 2030 Secured Notes, and 2031 Secured Notes (collectively, the "Secured Notes”) are unconditionally guaranteed by certain subsidiaries of the Company (collectively, the "Note Guarantors”). WillScot is not a guarantor of the Secured Notes. The Note Guarantors are guarantors or borrowers under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the Secured Notes. The Secured Notes and related guarantees are secured by a second priority security interest in substantially the same assets of WSI and the Note Guarantors securing the ABL Facility. Upon the repayment of the 2028 Secured Notes, if the lien associated with the ABL Facility represents the only lien outstanding on the collateral under the 2029 Secured Notes, 2030 Secured Notes, and the 2031 Secured Notes (other than certain permitted), the collateral securing the 2029 Secured Notes, 2030 Secured Notes, and the 2031 Secured Notes will be released and the 2029 Secured Notes, 2030 Secured Notes, and the 2031 Secured Notes will become unsecured subject to satisfaction of customary conditions.
Finance Leases
The Company maintains finance leases primarily for transportation-related equipment. At December 31, 2025 and December 31, 2024, obligations under the finance leases were $166.9 million and $143.8 million, respectively.
Covenant Compliance
The Company was in compliance with all debt covenants and restrictions for the aforementioned debt instruments as of December 31, 2025.

NOTE 12 - Derivatives
Interest Rate Swaps
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
The swap agreements were designated and qualified as hedges of the Company’s exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. The floating rate that the Company received under the terms of these swap agreements was 3.73% at December 31, 2025.

The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	2025	2024
Cash Flow Hedges:
Interest rate swaps	Prepaid expenses and other current assets	$24	$6,990
Interest rate swaps	Other non-current assets	$—	$6,666
Interest rate swaps	Accrued expenses	$(1,862)	$—
Interest rate swaps	Other non-current liabilities	$(2,726)	$—
The fair value of the interest rate swaps was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy (see Note 13), and reflected the amount that the Company would receive or pay for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), accumulated other comprehensive loss ("AOCI"), and the Company’s consolidated statements of operations for the years ended December 31:

(in thousands)	2025	2024	2023
(Loss) gain recognized in OCI	$(9,207)	$29,256	$15,901
Location of gain recognized in income	Interest expense, net	Interest expense, net	Interest expense, net
Gain reclassified from AOCI into income	$8,813	$20,175	$11,550
Over the next twelve months, the Company expects to reclassify $13.5 million, net of tax, from accumulated other comprehensive loss into the consolidated statement of operations within interest expense, net related to the interest rate swaps.

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
The Company has assessed that the fair values of cash and short-term deposits, marketable securities, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. The Company's nonfinancial assets, which are measured at fair value on a nonrecurring basis, include rental equipment, property, plant and equipment, goodwill, intangible assets and certain other assets. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at December 31, 2025 and December 31, 2024 approximate their respective book values. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates.
The fair values of the Secured Notes are based on their last trading price at the end of each period obtained from a third party. The following table shows the carrying amounts and fair values of these financial liabilities measured using Level 2 inputs:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2025 Secured Notes	$—	$—	$525,283	$527,269
2028 Secured Notes	496,718	498,640	495,582	477,170
2029 Secured Notes	493,803	516,455	492,467	506,235
2030 Secured Notes	494,180	517,465	—	—
2031 Secured Notes	445,342	470,304	494,329	514,310
Total	$1,930,043	$2,002,864	$2,007,661	$2,024,984
As of December 31, 2025, the carrying values of the 2028 Secured Notes, the 2029 Secured Notes, the 2030 Secured Notes, and the 2031 Secured Notes included $3.3 million, $6.2 million, $5.8 million, and $4.7 million, respectively, of unamortized debt issuance costs, which were presented as reductions of the corresponding liabilities. As of December 31, 2024, the carrying values of the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Secured Notes, and the 2031

Secured notes included $1.2 million, $4.4 million, $7.5 million, and $5.7 million, respectively, of unamortized debt issuance costs which were presented as reductions of the corresponding liabilities. The location and the fair value of derivative assets and liabilities in the consolidated balance sheets are disclosed in Note 12.

NOTE 14 - Commitments and Contingencies
Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of December 31, 2025, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.
Purchase Commitments
In November 2024, the Company entered into a fixed-dollar unconditional purchase obligation with a supplier to purchase $20.0 million of rental equipment at any time prior to November 2027. As of December 31, 2025, the remaining purchase obligation related to this agreement was $6.6 million. The Company had no other material outstanding purchase obligations as of December 31, 2025.

NOTE 15 - Equity
Preferred Stock
WillScot's certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, the Company had no shares of Preferred Stock issued and outstanding.
Common Stock
WillScot's certificate of incorporation authorizes the issuance of 500,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 181,184,438 shares of Common Stock issued and outstanding as of December 31, 2025. The outstanding shares of the Company's Common Stock are duly authorized, validly issued, fully paid and non-assessable.
In connection with stock compensation vesting and stock option exercises described in Note 16, the Company issued 1,544,385, 731,210 and 549,272 shares of Common Stock during the years ended December 31, 2025, 2024 and 2023, respectively.
Dividends
On February 18, 2025, the Company's Board of Directors approved a quarterly dividend program. Dividends are subject to declaration by the Board of Directors and requirements of the ABL Facility, Secured Notes, and Delaware law. Under the program, dividends will be payable on the third Wednesday of the third month of each calendar quarter to stockholders of record as of the first Wednesday of that same month. For the year ended December 31, 2025, the Board of Directors declared quarterly dividends of $0.07 per share, totaling $51.7 million. Dividends paid were $51.1 million for the year ended December 31, 2025.
Stock Repurchase Program
In September 2024, the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1.0 billion of its outstanding shares of Common Stock. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing, business, legal, and other considerations. The Company may repurchase its shares in open-market transactions or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time and remains subject to the discretion of the Board of Directors. The program is expected to be implemented over the course of several years and will be conducted subject to the covenants in the ABL Facility and the indentures governing the Secured Notes.
During the year ended December 31, 2025, 2024, and 2023, respectively, the Company repurchased 3,924,846, 7,133,446, and 18,533,819 shares of Common Stock for $97.5 million, $270.4 million, and $810.8 million, excluding excise tax. As of December 31, 2025, $724.3 million of the authorization for future repurchases of Common Stock remained available.

Accumulated Other Comprehensive Loss
The changes in AOCI, net of tax, for the years ended December 31, 2025, 2024 and 2023, were as follows:

(in thousands)	Foreign Currency Translation	Unrealized losses on hedging activities	Total
Balance at December 31, 2022	$(70,122)	$—	$(70,122)
Other comprehensive income before reclassifications	14,091	14,813	28,904
Reclassifications from AOCI to income (a)	—	(11,550)	(11,550)
Balance at December 31, 2023	(56,031)	3,263	(52,768)
Other comprehensive (loss) income before reclassifications	(24,689)	27,005	2,316
Reclassifications from AOCI to income (a)	—	(20,175)	(20,175)
Balance at December 31, 2024	(80,720)	10,093	(70,627)
Other comprehensive income (loss) before reclassifications	14,716	(4,729)	9,987
Reclassifications from AOCI to income (a)	—	(8,813)	(8,813)
Balance at December 31, 2025	$(66,004)	$(3,449)	$(69,453)
(a) For the years ended December 31, 2025, 2024, and 2023, $8.8 million, $20.2 million, and $11.6 million, respectively, was reclassified from AOCI into the consolidated statements of operations within interest expense, net related to the interest rate swaps discussed in Note 12. For the years ended December 31, 2025, 2024, and 2023, the Company recorded tax expense of $2.2 million, $5.0 million, and $2.9 million, respectively, associated with this reclassification.

NOTE 16 - Stock-Based Compensation
Restricted Stock Awards
The following table summarizes the Company's RSA activity during the years ended December 31, 2025, 2024 and 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2022	35,244	$37.17
Granted	28,946	$44.44
Vested	(35,244)	$37.17
Balance December 31, 2023	28,946	$44.44
Granted	36,346	$38.11
Vested	(28,946)	$44.44
Balance December 31, 2024	36,346	$38.11
Granted	67,365	$27.43
Vested	(36,346)	$38.11
Balance December 31, 2025	67,365	$27.43
Compensation expense for RSAs recognized in SG&A expense in the consolidated statements of operations was $1.7 million, $1.3 million, and $1.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, unrecognized compensation cost related to RSAs totaled $0.8 million and was expected to be recognized over the remaining weighted average vesting period of 0.5 years. The total fair value of RSA's vested in 2025, 2024, and 2023 was $1.0 million, $1.1 million, and $1.6 million, respectively.

Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity during the years ended December 31, 2025, 2024 and 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2022	789,779	$26.16
Granted	213,388	$50.74
Forfeited	(61,848)	$36.75
Vested	(322,483)	$21.38
Balance December 31, 2023	618,836	$36.07
Granted	273,524	$48.68
Forfeited	(45,544)	$46.58
Vested	(270,164)	$30.41
Balance December 31, 2024	576,652	$43.87
Granted	677,853	$31.08
Forfeited	(79,752)	$39.65
Vested	(242,578)	$39.79
Balance December 31, 2025	932,175	$35.95
Compensation expense for Time-Based RSUs recognized in SG&A expense in the consolidated statements of operations was $12.7 million, $10.2 million, and $8.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, unrecognized compensation cost related to Time-Based RSUs totaled $19.8 million and was expected to be recognized over the remaining weighted average vesting period of 2.3 years. The total fair value of Time-Based RSU's vested in 2025, 2024, and 2023 was $8.1 million, $12.4 million, and $16.2 million, respectively.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU award activity during the years ended December 31, 2025 and 2024 and 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance December 31, 2022	1,894,250	$33.67
Granted	376,826	$69.52
Forfeited	(37,451)	$47.52
Vested(a)	(293,934)	$16.34
Balance December 31, 2023	1,939,691	$42.95
Granted	295,833	$66.60
Forfeited	(62,074)	$63.46
Vested(a)	(404,990)	$39.30
Balance December 31, 2024	1,768,460	$47.02
Granted	406,265	$44.16
Forfeited	(52,781)	$55.24
Vested(a)	(932,958)	$38.35
Balance December 31, 2025	1,188,986	$52.49
(a) The Performance-Based RSUs vested at a weighted average of 84% of target, or 782,083 shares, 191% of target, or 773,115 shares, and 150% of target, or 440,904 shares, during the years ended December 31, 2025, 2024, and 2023, respectively.
Compensation expense for Performance-Based RSUs recognized in SG&A expense in the consolidated statements of operations was $23.3 million, $24.5 million, and $24.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, unrecognized compensation cost related to Performance-Based RSUs totaled $14.2 million and was expected to be recognized over the remaining weighted average vesting period of one year. The total fair value of Performance-Based RSU's vested in 2025, 2024, and 2023 was $21.4 million, $36.3 million, and $15.0 million, respectively. Refer to Note 1 for the details of conditions required for the Performance-Based RSUs to vest.

Stock Options
The following table summarizes the Company's stock option activity during the years ended December 31, 2025, 2024 and 2023:

	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Balance at December 31, 2022	534,188	$13.60	864,276	$12.91
Exercised	—	$—	(35,030)	$14.21
Balance at December 31, 2023	534,188	$13.60	829,246	$12.86
Exercised	—	$—	(14,357)	$17.59
Balance at December 31, 2024	534,188	$13.60	814,889	$12.77
Forfeited	—	$—	(2)	$13.54
Granted	220,000	$23.39	—	$—
Exercised	—	$—	(804,003)	$12.77
Balance at December 31, 2025	754,188	$16.46	10,884	$13.08

Fully vested and exercisable options, December 31, 2025	534,188	$13.60	10,884	$13.08
Under our stock option plans, the Company may issue shares on a net basis at the request of the option holder. This occurs by netting the option costs in shares from the shares exercised. The Company granted 220,000 stock options in the year ended December 31, 2025. No stock options were granted in the years ended December 31, 2024 and 2023.
At December 31, 2025, the intrinsic value of stock options outstanding was $1.9 million, and the intrinsic value of stock options fully vested and exercisable was $2.9 million. At December 31, 2025, the weighted-average remaining contractual term of options fully vested and exercisable was 2.2 years for WillScot options and 2.3 years for converted Mobile Mini options. The weighted-average remaining contractual term of all outstanding WillScot options was 4.4 years. The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $12.0 million, $0.4 million, and $1.1 million, respectively.
Compensation expense for stock options recognized in SG&A expense in the consolidated statement of operations was $0.8 million for the year ended December 31, 2025. At December 31, 2025, unrecognized compensation cost related to stock options totaled $2.0 million and was expected to be recognized over the remaining weighted average vesting period of 2.1 years.
The fair value of each stock option award granted during the year ended December 31, 2025 was estimated on the grant date using the Black-Scholes option-pricing model. The assumptions are listed in the table below.

Assumptions
Expected volatility	45% - 46%
Expected dividend	1.20%
Risk-free rate	3.69% - 3.76%
Expected term (in years)	5.75 - 6.00
Exercise price	$23.39
Weighted-average grant date fair value	$10.28

NOTE 17 – Income Taxes
The components of income tax expense from continuing operations for the years ended December 31, were comprised of the following:

(in thousands)	2025	2024	2023
Current
Federal	$(8,660)	$29,518	$—
State	7,985	17,457	12,250
Foreign	5,257	6,823	7,382
Deferred
Federal	6,192	(23,990)	80,698
State	(5,829)	(19,197)	27,276
Foreign	(7,376)	(2,136)	(1,031)
Total income tax (benefit) expense from continuing operations	$(2,431)	$8,475	$126,575
Income tax expense from continuing operations differed from the amount computed by applying the US statutory income tax rate of 21% to the income from continuing operations before income taxes for the year ended December 31, 2025 as follows:

(in thousands)	Amount	Percent
Loss from continuing operations before income tax
US	$(45,819)
Foreign	(9,602)
Total loss from continuing operations before income tax	$(55,421)

Provision for income taxes at U.S. federal statutory rate	$(11,638)	21.0%
State and Local income taxes, net of federal benefit (a)	1,359	(2.5)%
Foreign rate effects	(103)	0.2%
Tax Credits
Investment Tax Credits	(1,692)	3.1%
Nontaxable or nondeductible items
Non-deductible compensation	5,418	(9.8)%
Stock compensation shortfall	1,731	(3.1)%
Other	1,052	(1.9)%
Changes in unrecognized tax benefits.	341	(0.6)%
Other	1,101	(2.0)%
Effective Tax Rate	$(2,431)	4.4%
(a) The State of Texas contributes to the majority (greater than 50%) of the tax effect in this category.

Income tax expense from continuing operations differed from the amount computed by applying the US statutory income tax rate of 21% to the income from continuing operations before income taxes as follows for the years ended December 31,

(in thousands)	2024	2023
Income from continuing operations before income tax
US	$18,686	$444,557
Foreign	17,918	23,862
Total income from continuing operations before income tax	$36,604	$468,419

US Federal statutory income tax expense	$7,687	$98,368
Effect of tax rates in foreign jurisdictions	1,175	1,434
State income tax expense, net of federal benefit	784	25,412
Valuation allowances	2,776	(815)
Non-deductible (non-taxable) items	677	775
Non-deductible executive compensation	1,813	2,014
Tax credits	(6,988)	(396)
Uncertain tax positions	(791)	(523)
Tax law changes (excluding valuation allowance)(a)	(166)	(50)
Other	1,508	356
Income tax expense from continuing operations	$8,475	$126,575
Effective income tax rate	23.15%	27.02%
(a) Tax law changes primarily represent changes in tax law in foreign jurisdictions.
The amounts of cash taxes paid by the Company in the year ended December 31, 2025 are as follows:

(in thousands)	2025
Federal	$—
State and Local
California	2,113
Texas	1,581
Other	7,406
Total State and Local	11,100

Foreign
Canada	2,796
Mexico	2,316
Other	101
Total Foreign	5,213
Income taxes paid, net of amounts refunded	$16,313

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as net operating losses and carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2025	2024
Deferred tax assets
Deferred interest expense	$108,629	$118,228
Employee benefit plans	7,999	10,408
Accrued liabilities	5,128	5,011
Allowance for credit losses	15,885	25,828
Deferred revenue	59,999	60,907
Operating lease liability	78,275	66,925
Other	10,613	12,397
Tax loss carryforwards	49,515	75,312
Deferred tax assets, gross	336,043	375,016
Valuation allowance	(4,235)	(4,206)
Net deferred income tax asset	331,808	370,810
Deferred tax liabilities
Rental equipment and other property, plant and equipment	(734,548)	(791,853)
Intangible assets	(11,495)	(18,106)
Right of use asset	(77,478)	(66,508)
Deferred tax liability	(823,521)	(876,467)
Net deferred income tax liability	$(491,713)	$(505,657)
Tax loss carryforwards as of December 31, 2025 are outlined in the table below and include US Federal and US state activity. The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations upon the occurrence of certain events, such as a change in the ownership of the Company. Some of the Company’s tax attributes are subject to annual limitations due to historical changes in ownership from acquisitions, mergers or other related ownership shift events; however, the Company anticipates that our remaining available net operating losses will be consumed prior to their expiration. The Company’s tax loss carryforwards are as follows at December 31, 2025:

(in thousands)	Loss Carryforward	Deferred Tax	Expiration
Jurisdiction:
US - Federal	$180,825	$38,102	2031, Indefinite
US - State capital loss	50,078	2,868	2029
US - State	187,047	8,545	2026 – 2044, Indefinite
Total	$417,950	$49,515
As of December 31, 2025, the undistributed earnings of foreign subsidiaries continue to be indefinitely reinvested, and deferred taxes have not been provided.
Unrecognized Tax Positions
The Company is subject to taxation in US, Canada, Mexico, India, and state jurisdictions. The Company’s tax returns are subject to examination by the applicable tax authorities prior to the expiration of statute of limitations for assessing additional taxes, which generally ranges from two to five years after the end of the applicable tax year. As of December 31, 2025, generally, tax years for 2019 through 2024 remain subject to examination by the tax authorities. In addition, in certain taxing jurisdictions, in the case of carryover tax attributes to years open for assessment, such attributes may be subject to reduction by taxing authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2025	2024	2023
Unrecognized tax benefits – January 1,	$26,510	$43,134	$43,627
Increases based on tax positions related to current period	474	—	—
Decrease from expiration of statute of limitations(a)	(133)	(16,624)	(493)
Unrecognized tax benefits – December 31,	$26,851	$26,510	$43,134
(a) Includes $15.8 of presentational adjustments with no effect on amounts presented in the consolidated balance sheet or the annual effective tax rate for the year ended December 31, 2024.
At December 31, 2025 there were $26.1 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
The Company classifies interest on tax deficiencies and income tax penalties within income tax expense. During the years ended December 31, 2025, 2024, and 2023, the Company recognized approximately $0.5 million, $(0.2) million, and $0.0 million in interest, respectively. The Company accrued approximately $0.7 million and $0.2 million for the payment of interest at December 31, 2025 and 2024, respectively.

NOTE 18 - Segment Reporting
The Company's two operating segments (US and Other North America) are aggregated into one reportable segment as the operating segments share similar economic characteristics (e.g., comparable gross margins and comparable adjusted earnings before interest, taxes, depreciation and amortization margins) and similar qualitative characteristics as the operating segments offer similar products and services to similar customers, use similar methods to distribute products and are subject to similar competitive risks.
The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer ("CEO"), who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.
Refer to Note 5 for revenue by geographic area and revenue by major product and service lines. Refer to Note 7 for rental equipment by geographic area. Refer to the Consolidated Balance Sheet for total assets. Refer to the Consolidated Statement of Cash Flows for total expenditures for additions to long-lived assets.
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

The following table sets forth certain information regarding significant expense categories for the years ended December 31, 2025, 2024, and 2023, respectively.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues:
Leasing and services revenue:
Unit leasing and other rental-related	$1,351,476	$1,442,235	$1,441,987
VAPS and third-party leasing	397,547	397,640	391,948
Delivery revenue	205,671	224,371	273,598
Installation revenue	183,216	194,510	163,581
Sales revenue:
New units	77,941	74,499	48,129
Rental units	65,595	62,463	45,524
Total revenues	2,281,446	2,395,718	2,364,767

Less:(a)
Costs of leasing and services:
Unit leasing	299,167	316,422	328,124
VAPS and third-party leasing	72,436	68,656	70,343
Delivery	171,202	176,551	185,639
Installation	152,201	152,329	131,478
Costs of sales:
New units	53,164	45,554	26,439
Rental units	35,720	32,224	23,141
Employee SG&A expense(b)	270,986	247,886	257,327
Other segment items(c)	255,531	292,936	280,811
Adjusted EBITDA from continuing operations	$971,039	$1,063,160	$1,061,465
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

The following tables present a reconciliation of the Company’s (Loss) income from continuing operations to Adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023, respectively:

	Year Ended December 31,
(in thousands)	2025	2024	2023
(Loss) income from continuing operations	$(52,990)	$28,129	$341,844
Income tax (benefit) expense from continuing operations	(2,431)	8,475	126,575
Depreciation and amortization	430,021	384,972	338,654
Restructuring costs, lease impairment expense and other related charges	302,804	9,435	22
Interest expense, net	231,511	227,311	205,040
Loss on extinguishment of debt	5,364	—	—
Stock compensation expense	38,426	35,966	34,486
Integration and transaction costs	3,103	8,172	12,625
Currency losses, net	210	593	6,754
Termination fee	—	180,000	—
Impairment loss on intangible asset	—	132,540	—
Impairment loss on long-lived asset	—	374	—
Other(a)	15,021	47,193	(4,535)
Adjusted EBITDA	$971,039	$1,063,160	$1,061,465
(a) For the year ended December 31, 2025, other included $5.1 million in non-equity executive transition costs and $3.8 million in costs to implement the Company's real estate exit initiatives prior to approval of the Network Optimization Plan. For the year ended December 31, 2024, other included $42.4 million in legal and professional fees related to the terminated merger with McGrath.

NOTE 19 - (Loss) Earnings Per Share
Basic (loss) earnings per share (“EPS”) is calculated by dividing net (loss) income attributable to WillScot common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The shares of Common Stock issued as a result of the vesting of RSUs and RSAs as well as the exercise of stock options are included in EPS based on the weighted average number of days in which they were outstanding during the period. Diluted EPS is computed similarly to basic EPS, except that it includes the potential dilution that could occur if dilutive securities were exercised as determined by using the treasury stock method. Effects of potentially dilutive securities are presented only in periods in which they are dilutive.
The following table reconciles (loss) income from continuing operations attributable to WillScot common shareholders to net (loss) income attributable to common shareholders for the dilutive EPS calculation and the weighted average shares outstanding for the basic earnings per share calculation to the weighted average shares outstanding for the diluted earnings per share calculation for the years ended December 31:

(in thousands)	2025	2024	2023
Numerator:
(Loss) income from continuing operations	$(52,990)	$28,129	$341,844
Income from discontinued operations	—	—	134,613
Net (loss) income	$(52,990)	$28,129	$476,457

Denominator:
Weighted average Common Shares outstanding - basic	182,394	188,102	198,555
Dilutive effect of outstanding securities:
RSAs	—	15	15
Time-Based RSUs	—	152	274
Performance-Based RSUs	—	1,112	2,040
Stock Options	—	911	966
Weighted average Common Shares outstanding - dilutive	182,394	190,292	201,850

The following potential common shares were excluded from the computation of dilutive EPS because their effect would have been anti-dilutive:

(in thousands)	2025	2024	2023
RSAs	67	—	—
Time-based RSUs	932	235	106
Performance-based RSUs	1,189	645	277
Stock Options	765	—	—

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision of the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's ICFR as of December 31, 2025 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2025, the Company's ICFR was effective based on those criteria.
The effectiveness of the Company’s ICFR as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our ICFR that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our ICFR.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WillScot Holdings Corporation
Opinion on Internal Control Over Financial Reporting
We have audited WillScot Holdings Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WillScot Holdings Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Baltimore, Maryland
February 19, 2026

ITEM 9B.    Other Information
During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information to be included under the captions “Director Nominee Biographies & Qualifications,” “Codes of Business Conduct & Ethics,” “Audit Committee,” "Executive Officer Biographies," and “Compensation Governance Policies” in the Company’s definitive proxy statement for the 2026 annual meeting of stockholders, to be filed with the SEC (the "2026 Proxy Statement"), is hereby incorporated by reference in answer to this item.

ITEM 11.    Executive Compensation
The information to be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the 2026 Proxy Statement is hereby incorporated by reference in answer to this item.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement is hereby incorporated by reference in answer to this item.
Securities Authorized for Issuance under Equity Compensation Plans
On February 5, 2018, we filed a registration statement on Form S-8, registering 4,000,000 shares of Common Stock, relating to awards to be undertaken in the future, with such vesting conditions, as applicable, to be determined in accordance with the WillScot Corporation 2017 Incentive Award Plan (the "2017 Incentive Award Plan"). On July 2, 2020, we filed a registration statement on Form S-8 registering 6,488,988 shares of Common Stock (including 1,488,988 shares that remained available under the 2017 Incentive Award Plan), relating to awards to be undertaken in the future, with such vesting conditions, as applicable, to be determined in accordance with the WillScot Mobile Mini 2020 Incentive Award Plan (the "2020 Incentive Plan"). The following types of awards can be issued under the 2020 Incentive Plan: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance compensation awards, and stock bonus awards. See Note 16 in Part II, Item 8 herein for additional information.
The following table sets forth information as of December 31, 2025 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected the first column)
Equity compensation plans approved by security holders	2,875,349	(1)	$16.46	(2)	2,427,861
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	2,875,349		$16.46		2,427,861
(1) Includes (a) 0.8 million stock options, (b) 0.9 million restricted stock units and (c) 1.2 million performance-based restricted stock units based on target attainment levels.
(2) The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted stock units, or performance-based restricted stock units in the first column.

In connection with the merger with Mobile Mini, on July 2, 2020, we converted Mobile Mini's outstanding fully vested stock options to 7,361,516 WillScot stock options using a conversion ratio of 2.405. As of December 31, 2025, 10,884 options were outstanding and exercisable; each option is exercisable for one share of Common Stock. The weighted average exercise price of the outstanding options was $13.08 as of December 31, 2025. These options are not included in the table above as they were not issued under the incentive award plans.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information to be included under the captions “Director Independence” and "Certain Relationships and Related Party Transactions" in the 2026 Proxy Statement is hereby incorporated by reference in answer to this item.

ITEM 14.    Principal Accountant Fees and Services
The information to be included under the captions "Audit Fees & Approval Process" and “Independent Registered Public Accounting Firm Fee Information” in the 2026 Proxy Statement is hereby incorporated by reference in answer to this item.

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

4.3
Supplemental Indenture, dated July 1, 2020, to the Indenture dated June 15, 2020, by and among Williams Scotsman International, Inc. (as successor to Picasso Finance Sub, Inc.), the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed July 1, 2020).

4.4
Indenture, dated as of August 25, 2020, by and between Williams Scotsman International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 27, 2020.

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

4.8
Indenture, dated as of June 28, 2024, by and among William Scotsman, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed June 28, 2024).

4.9
Indenture, dated as of March 26, 2025, by and among Williams Scotsman, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed March 26, 2025).

4.10
First Supplemental Indenture, dated as of March 24, 2025, to the Indenture dated June 28, 2024, by and among William Scotsman, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q, filed May 1, 2025).

4.11
First Supplemental Indenture, dated as of March 24, 2025, to the Indenture dated September 25, 2023, by and among Williams Scotsman, Inc., the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q, filed May 1, 2025).

4.12*	Description of Registered Securities.
10.1
ABL Credit Agreement, dated July 1, 2020, by and among Williams Scotsman Holdings Corp., WSII, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 1, 2020).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed July 1, 2020).†
10.3	WillScot Mobile Mini Holdings Corp. 2020 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed July 1, 2020).†
10.4	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed February 20, 2025).†
10.5	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K, filed February 20, 2024).†
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

10.8	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed September 8, 2021).†
10.9
First Amendment to the ABL Credit Agreement, dated December 2, 2020, among Williams Scotsman International, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed February 25, 2022).

10.10
LIBOR Transition Amendment, dated December 6, 2021, among Williams Scotsman International, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 13, 2021).

10.11
Third Amendment to the ABL Credit Agreement, dated December 16, 2021, by and among Williams Scotsman International, Inc., the other loan parties party thereto and Bank of America, N.A., as administrative agent and collateral agent for itself and the other secured parties (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 16, 2021).

10.12
Fourth Amendment to the ABL Credit Agreement, dated June 30, 2022, by and among Williams Scotsman, Inc., Williams Scotsman Holdings Corp., the other Loan Parties thereto and Bank of America, N.A. as administrative agent, collateral agent and swingline lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 1, 2022).

10.13	Employment Agreement with Felicia Gorcyca (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 3, 2023).†
10.14	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K, filed February 20, 2024).†
10.15
Fifth Amendment to ABL Credit Agreement, dated as of February 26, 2024, by and between Williams Scotsman, Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed February 29, 2024).

10.16	Employment Agreement with Matthew Jacobsen, dated December 10, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed December 11, 2024).†
10.17	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 1, 2025).
10.18	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed May 1, 2025).
10.19	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed July 31, 2025).
10.20	Form of Restricted Stock Unit Agreement, One Year Vesting (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, filed July 31, 2025).
10.21	Form of Restricted Stock Unit Agreement, Three Year Vesting (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q, filed July 31, 2025).
10.22
Amended and Restated Employment Agreement, dated as of September 3, 2025, by and between WillScot Holdings Corporation and Timothy D. Boswell (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 3, 2025)†

10.23
Separation Agreement, dated as of September 3, 2025, by and between WillScot Holdings Corporation and Bradley L. Soultz (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed September 3, 2025).†

10.24	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed September 3, 2025).†
10.25
Offer Letter, dated as of September 3, 2025, by and between WillScot Holdings Corporation and Worthing Jackman (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed September 3, 2025).†

10.26
Seventh Amendment to the ABL Credit Agreement, dated as of October 16, 2025, by and among Williams Scotsman, Inc., Williams Scotsman Holdings Corp., the other Loan Parties party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed October 17, 2025).

10.27*	Offer Letter, dated as of November 21, 2025, by and between WillScot Holdings Corporation and Carisa Bianchi.†
10.28*	WillScot Holdings Corporation 2020 Incentive Plan, as amended July 25, 2025.†
10.29*	Separation Agreement, dated as of January 14, 2026, by and between WillScot Holdings Corporation and Hezron Lopez.†
10.30*	Willscot Holdings Corporation 2020 Incentive Plan Retirement Provision, as amended June 10, 2025.†
19.1	Securities Trading Policy (incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K, filed February 20, 2024).

21.1*	Subsidiaries of the registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Chief Financial Officer Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1	Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K, filed February 20, 2024).
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
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

WillScot Holdings Corporation

		By:	/s/ TIMOTHY D. BOSWELL
Date:	February 19, 2026		Name: Timothy D. Boswell
Title: President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY D. BOSWELL	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 19, 2026
Timothy D. Boswell

/s/ MATTHEW T. JACOBSEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2026
Matthew T. Jacobsen

/s/ WORTHING F. JACKMAN	Executive Chair of the Board	February 19, 2026
Worthing F. Jackman

/s/ JEFF SAGANSKY	Lead Independent Director	February 19, 2026
Jeff Sagansky

/s/ MARK S. BARTLETT	Director	February 19, 2026
Mark S. Bartlett

/s/ ERIKA DAVIS	Director	February 19, 2026
Erika Davis

/s/ GERARD E. HOLTHAUS	Director	February 19, 2026
Gerard E. Holthaus

/s/ NATALIA JOHNSON	Director	February 19, 2026
Natalia Johnson

/s/ REBECCA L. OWEN	Director	February 19, 2026
Rebecca L. Owen

/s/ BRADLEY L. SOULTZ	Director	February 19, 2026
Bradley L. Soultz

/s/ MICHAEL W. UPCHURCH	Director	February 19, 2026
Michael W. Upchurch

/s/ DOMINICK ZARCONE	Director	February 19, 2026
Dominick Zarcone