Form 10-Q
period 2026-03-31
WillScot Holdings Corp
filed 2026-05-07
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number:	001-37552
WILLSCOT HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-3430194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6400 East McDowell Road, Suite 300
Scottsdale, Arizona 85257
(Address, including zip code, of principal executive offices)

(480) 894-6311
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 180,994,679 shares at April 30, 2026.

WILLSCOT HOLDINGS CORPORATION
Quarterly Report on Form 10-Q

PART I - Financial Information

ITEM 1.    Financial Statements

WillScot Holdings Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$15,543	$14,587
Trade receivables, net of allowances for credit losses at March 31, 2026 and December 31, 2025 of $62,389 and $61,755, respectively	397,432	394,708
Inventories	46,187	45,560
Prepaid expenses	20,737	27,709
Other current assets	48,861	41,328
Assets held for sale	1,159	1,159
Total current assets	529,919	525,051
Rental equipment, net	3,103,332	3,093,321
Property, plant and equipment, net	386,339	390,220
Operating lease assets	298,027	310,662
Goodwill	1,257,201	1,257,612
Intangible assets, net	213,432	224,088
Other non-current assets	22,406	15,213
Total long-term assets	5,280,737	5,291,116
Total assets	$5,810,656	$5,816,167
Liabilities and equity
Accounts payable	$142,454	$109,864
Accrued expenses	150,873	125,896
Accrued employee benefits	30,012	36,176
Deferred revenue and customer deposits	244,854	237,322
Operating lease liabilities – current	70,155	70,752
Current portion of long-term debt	31,934	31,094
Total current liabilities	670,282	611,104
Long-term debt	3,482,297	3,557,074
Deferred tax liabilities	501,582	492,332
Operating lease liabilities - non-current	231,075	241,933
Other non-current liabilities	54,896	57,470
Long-term liabilities	4,269,850	4,348,809
Total liabilities	4,940,132	4,959,913
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 180,994,679 and 181,184,438 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	19	19
Additional paid-in-capital	1,710,836	1,725,642
Accumulated other comprehensive loss	(68,500)	(69,453)
Accumulated deficit	(771,831)	(799,954)
Total shareholders' equity	870,524	856,254
Total liabilities and shareholders' equity	$5,810,656	$5,816,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Leasing and services revenue:
Leasing	$425,522	$434,390
Delivery and installation	99,522	88,661
Sales revenue:
New units	8,994	22,437
Rental units	14,590	14,063
Total revenues	548,628	559,551
Costs:
Costs of leasing and services:
Leasing	96,027	88,070
Delivery and installation	83,243	73,796
Costs of sales:
New units	6,218	15,198
Rental units	8,703	8,169
Depreciation of rental equipment	68,762	73,952
Gross profit	285,675	300,366
Other operating expenses:
Selling, general and administrative	154,008	156,771
Other depreciation and amortization	23,669	23,140
Restructuring costs	11,250	375
Other expense, net	85	646
Operating income	96,663	119,434
Interest expense, net	53,607	58,469
Income before income tax	43,056	60,965
Income tax expense	14,933	17,910
Net income	$28,123	$43,055

Earnings per share:
Basic	$0.16	$0.23
Diluted	$0.15	$0.23
Weighted average shares outstanding:
Basic	180,987,459	183,680,565
Diluted	181,463,605	185,301,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$28,123	$43,055
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax expense of $0	(3,416)	161
Net gain (loss) on derivatives, net of income tax expense (benefit) of $1,444 and $(2,693) for the three months ended March 31, 2026 and 2025, respectively	4,369	(8,141)
Total other comprehensive income (loss)	953	(7,980)
Total comprehensive income	$29,076	$35,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2025	181,184	$19	$1,725,642	$(69,453)	$(799,954)	$856,254
Net income	—	—	—	—	28,123	28,123
Other comprehensive income	—	—	—	953	—	953
Common Stock-based award activity	164		7,107	—	—	7,107
Repurchase and cancellation of Common Stock	(353)	—	(7,285)	—	—	(7,285)
Withholding taxes on net share settlement of stock-based compensation	—	—	(1,857)	—	—	(1,857)
Dividends	—	—	(12,771)	—	—	(12,771)
Balance at March 31, 2026	180,995	$19	$1,710,836	$(68,500)	$(771,831)	$870,524

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024	183,565	$19	$1,836,165	$(70,627)	$(746,964)	$1,018,593
Net income	—	—	—	—	43,055	43,055
Other comprehensive loss	—	—	—	(7,980)	—	(7,980)
Common Stock-based award activity	451	—	8,341	—	—	8,341
Repurchase and cancellation of Common Stock	(1,095)	—	(32,117)	—	—	(32,117)
Issuance of Common Stock from the exercise of options	188	—	2,232	—	—	2,232
Withholding taxes on net share settlement of stock-based compensation	—	—	(7,718)	—	—	(7,718)
Dividends	—	—	(13,044)	—	—	(13,044)
Balance at March 31, 2025	183,109	$19	$1,793,859	$(78,607)	$(703,909)	$1,011,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$28,123	$43,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,431	97,092
Provision for credit losses	17,788	12,338
Gain on sale of rental equipment and other property, plant and equipment	(6,143)	(5,697)
Amortization of debt discounts and debt issuance costs	2,091	4,030
Stock-based compensation expense	7,107	8,341
Deferred income tax expense (benefit)	8,406	(5,343)
Other	1,144	1,162
Changes in operating assets and liabilities
Trade receivables	(20,847)	17,663
Inventories	(828)	(232)
Prepaid expenses and other assets	(1,396)	7,882
Operating lease assets and liabilities	1,160	238
Accounts payable and other accrued expenses	54,266	37,254
Deferred revenue and customer deposits	7,756	(11,156)
Net cash provided by operating activities	191,058	206,627
Investing activities:
Acquisitions, net of cash acquired	—	(3,060)
Purchase of rental equipment and refurbishments	(101,940)	(72,552)
Proceeds from sale of rental equipment	19,278	14,063
Purchase of property, plant and equipment	(3,629)	(4,634)
Proceeds from sale of property, plant and equipment	1,625	1,291
Purchases of investments	(56)	(63)
Maturities of marketable securities	195	—
Net cash used in investing activities	(84,527)	(64,955)
Financing activities:
Receipts from borrowings	115,797	615,433
Repayment of borrowings	(191,797)	(702,579)
Payment of financing costs	—	(6,665)
Payments on finance lease obligations	(7,105)	(5,742)
Receipts from issuance of Common Stock from the exercise of options	—	2,232
Repurchase and cancellation of Common Stock	(7,250)	(22,008)
Taxes paid on employee stock awards	(1,904)	(7,718)
Dividends paid	(12,737)	(12,882)
Net cash used in financing activities	(104,996)	(139,929)
Effect of exchange rate changes on cash and cash equivalents	(579)	(65)
Net change in cash and cash equivalents	956	1,678
Cash and cash equivalents at the beginning of the period	14,587	9,001
Cash and cash equivalents at the end of the period	$15,543	$10,679

Supplemental cash flow information:
Interest paid, net	$32,606	$44,308
Income taxes paid, net	$1,037	$4,542
Capital expenditures accrued or payable	$15,259	$17,430
Accrued Common Stock repurchases	$—	$10,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 - Summary of Significant Accounting Policies
Organization and Nature of Operations
WillScot Holdings Corporation (“WillScot” and, together with its subsidiaries, the “Company”) is a leading business services provider specializing in innovative and flexible turnkey space solutions in the United States (“US”), Canada, and Mexico. The Company leases, sells, delivers and installs modular space solutions (modular office complexes, mobile offices, classrooms, blast-resistant modules, clearspan structures and sanitation solutions) and portable storage products (portable storage containers and climate-controlled containers and trailers) through an integrated network of branch locations that spans North America. WillScot also offers its customers a thoughtfully curated selection of solutions with Value-Added Products ("VAPS"), such as workstations, furniture, appliances, media packages, power and solar solutions, telematics, connectivity and data solutions, security and protection products, entrance packages, electrical and lighting products, organization and space optimization assets, perimeter solutions and other items that improve the overall customer experience. The Company operates a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, site work, installation, disassembly, removal and other services to customers for an additional fee as part of leasing and sales operations.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the US ("GAAP") for complete financial statements. The accompanying unaudited condensed consolidated financial statements comprise the financial statements of WillScot and its subsidiaries that it controls due to ownership of a majority voting interest, and contain all adjustments, which are of a normal and recurring nature, considered necessary by management to present fairly the financial position, results of operations and cash flows for the interim periods presented. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as WillScot. All intercompany balances and transactions are eliminated in consolidation.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires incremental disclosures about specific expense categories, including purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is evaluating the impact of ASU 2024-03 on its disclosures.
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

NOTE 2 - Restructuring
In December 2025, the Company's Board of Directors (the "Board of Directors") approved a comprehensive network optimization initiative (the "Network Optimization Plan") designed to reduce real estate costs while maintaining market coverage and customer service capabilities. The Network Optimization Plan encompassed exiting approximately 665 acres of real estate representing 108 branch and drop lot locations and approximately 25% of the Company's leased acreage. To enable these exits, management identified rental fleet units with a net book value of $312.1 million to be abandoned, representing approximately 53,000 units (approximately 31,000 portable storage units and 22,000 modular space units). For the year ended December 31, 2025, the Company recorded restructuring costs for the Network Optimization Plan of $301.9 million, consisting of accelerated depreciation of rental equipment. As of March 31, 2026, the Company has disposed of approximately 15,000 portable storage units and 6,000 modular space units related to the Network Optimization Plan. The Company expects to substantially complete all real estate exits and related rental equipment disposals under the Network Optimization Plan by 2029.
Expenses associated with the Network Optimization Plan include accelerated depreciation, disposal costs, and relocation costs. Disposal costs consist of demolition costs, waste removal fees, and scrapping fees and are recorded within restructuring costs when incurred. Relocation costs consist primarily of costs to relocate units to other branch locations and are recorded within costs of leasing when incurred. The Company does not expect to exit locations until the end of the contractual lease term; therefore, rental expense will continue to be incurred within selling, general and administrative ("SG&A") expense as the Company consumes its right to use the real estate.
The following table presents charges relating to the Network Optimization Plan recognized in the three months ended March 31, 2026 and the total costs incurred to date:

(in thousands)	Three Months Ended March 31, 2026	Costs to Date
		As of March 31, 2026
Disposal costs	$11,250	$11,250
Relocation costs	378	378
Accelerated depreciation	—	301,863
Total charges	$11,628	$313,491
The following table presents cash activity and balances relating to the Network Optimization Plan liabilities:

(in thousands)	Disposal Costs	Relocation Costs
Liability as of December 31, 2025	$—	$—
Restructuring and related charges	11,250	378
Cash payments	(8,484)	(311)
Liability as of March 31, 2026	$2,766	$67
As of March 31, 2026, the Company expects the initiative to result in future costs consisting of rental equipment disposal costs of approximately $30 million and rental equipment relocation costs of approximately $20 million. The amount and timing of the actual charges may vary due to a variety of factors, including the ability of vendors to accommodate disposal volumes and additional time needed to exit leased properties. The Company’s estimates for the charges discussed above exclude any potential income tax effects.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
US	$517,561	$531,046
Canada	25,348	23,199
Mexico	5,719	5,306
Total revenues	$548,628	$559,551
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

The Company’s revenue by major product and service line for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Modular space leasing revenue(a)	$243,761	$245,864
Portable storage leasing revenue	72,523	77,035
VAPS and third-party leasing revenues(b)	97,135	96,339
Other leasing-related revenue(c)	12,103	15,152
Leasing revenue	425,522	434,390
Delivery and installation revenue	99,522	88,661
Total leasing and services revenue	525,044	523,051
New unit sales revenue	8,994	22,437
Rental unit sales revenue	14,590	14,063
Total revenues	$548,628	$559,551
(a) Includes revenue from clearspan structures.
(b) Includes $10.2 million and $9.2 million of service revenue for the three months ended March 31, 2026 and 2025, respectively.
(c) Includes primarily damage billings, delinquent payment charges, other processing fees associated with leasing arrangements, and is partially offset by write-offs of specific uncollectible lease receivables recorded as a reduction to revenue of $13.0 million and $10.6 million, for the three months ended March 31, 2026 and 2025, respectively.
Revenue
The majority of revenue (76% for both the three months ended March 31, 2026 and 2025) was generated by lease income subject to the guidance of Accounting Standards Codification ("ASC"), Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or the sale of units subject to the guidance of ASC, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
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
The Company's allowance for credit losses reflects its estimate of the amount of receivables that the Company will be unable to collect. The estimated losses are calculated using the loss rate method based upon a review of outstanding receivables, related aging, and historical collection experience. The Company's estimate is sensitive to changing circumstances, and the Company may be required to increase or decrease its allowance in future periods in response to changing circumstances, including changes in the economy or in the particular circumstances of individual customers. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Specifically identifiable receivables not deemed probable of collection are recorded as a reduction of revenue. The remaining provision for credit losses is recorded as selling, general and administrative expense.

Activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$61,755	$101,693
Provision for credit losses	17,788	12,338
Write-offs to leasing revenue	(13,026)	(10,589)
Write-offs to delivery and installation revenue	(2,914)	(2,486)
Write-offs to new units sales revenue	(686)	(414)
Write-offs to rental units sales revenue	(514)	(276)
Total write-offs recorded as a reduction to revenue, net of recoveries	(17,140)	(13,765)
Foreign currency translation and other	(14)	25
Balance at end of period	$62,389	$100,291
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of March 31, 2026 and December 31, 2025, the Company recorded deferred revenue related to service revenue billed in advance of $139.9 million and $134.6 million, respectively. During the three months ended March 31, 2026, the Company recognized revenue of $25.8 million for service revenue billed in advance that was recorded as deferred revenue as of December 31, 2025.
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

NOTE 4 - Rental Equipment
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Modular space units	$3,776,120	$3,836,964
Portable storage units	1,037,390	1,097,908
Value added products	231,494	229,920
Total rental equipment	5,045,004	5,164,792
Less: accumulated depreciation	(1,941,672)	(2,071,471)
Rental equipment, net	$3,103,332	$3,093,321
At March 31, 2026 and December 31, 2025, rental equipment included $204.4 million and $312.1 million, respectively, related to rental fleet assets that the Company intends to dispose of in connection with the Network Optimization Plan. The assets will be derecognized when physically disposed.

NOTE 5 - Intangible Assets
Intangible Assets
Intangible assets other than goodwill at the respective balance sheet dates consisted of the following:

	March 31, 2026
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated impairment loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	2.8	$234,108	$—	$(153,039)	$81,069
Technology	0.3	1,500	—	(1,438)	62
Trade names	1.7	165,500	(132,540)	(25,659)	7,301
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets other than goodwill		$526,108	$(132,540)	$(180,136)	$213,432

	December 31, 2025
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated impairment loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.0	$234,108	$—	$(144,959)	$89,149
Technology	0.5	1,500	—	(1,375)	125
Trade names	1.8	165,500	(132,540)	(23,146)	9,814
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets other than goodwill		$526,108	$(132,540)	$(169,480)	$224,088
Amortization expense related to intangible assets was $10.7 million and $11.3 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the expected future amortization expense for intangible assets was as follows for the years ended December 31:

(in thousands)
2026 (remaining)	$29,554
2027	33,580
2028	18,037
2029	3,367
2030	3,117
Thereafter	777
Total	$88,432

NOTE 6 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	March 31, 2026	December 31, 2025
ABL Facility	Varies	2030	$1,416,147	$1,491,267
2028 Secured Notes	4.625%	2028	497,011	496,718
2029 Secured Notes	6.625%	2029	494,203	493,803
2030 Secured Notes	6.625%	2030	494,474	494,180
2031 Secured Notes	7.375%	2031	445,505	445,342
Finance Leases	Varies	Varies	166,891	166,858
Total debt			3,514,231	3,588,168
Less: current portion of long-term debt			31,934	31,094
Total long-term debt			$3,482,297	$3,557,074
Maturities of debt, including finance leases, during the periods subsequent to March 31, 2026 are as follows:

(in thousands)
2026 (remaining)	$30,270
2027	36,600
2028	539,081
2029	531,203
2030	1,957,326
Thereafter	478,056
Total	$3,572,536
Asset Backed Lending Facility
Certain subsidiaries of the Company, including Williams Scotsman, Inc. ("WSI"), have an asset-based credit agreement that provides for revolving credit facilities in the aggregate principal amount of up to $3.0 billion, consisting of: (i) a senior secured asset-based US dollar revolving credit facility in the aggregate principal amount of $2.75 billion (the “US Facility”), (ii) a $250.0 million senior secured asset-based multicurrency revolving credit facility (the "Multicurrency Facility," and together with the US Facility, the "ABL Facility"), available to be drawn in US Dollars or Canadian Dollars, and (iii) an accordion feature that permits the Company to increase the lenders' commitments in an aggregate amount not to exceed the greater of $1.0 billion and the amount of suppressed availability (as defined in the ABL Facility), plus any voluntary prepayments that are accompanied by permanent commitment reductions under the ABL Facility, subject to the satisfaction of customary conditions including lender approval.
As of March 31, 2026, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the interest rate swap agreements, was 4.95%. Refer to Note 9 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate revolver commitments and (ii) the borrowing base ("Line Cap"). At March 31, 2026, the Line Cap was $2.9 billion and the Company had $1.5 billion of available borrowing capacity under the ABL Facility, including $1.3 billion under the US Facility and $177.4 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $200.0 million letters of credit and $250.0 million of swingline loans. At March 31, 2026, the available capacity was $175.6 million of letters of credit and $250.0 million of swingline loans. At March 31, 2026, letters of credit and bank guarantees carried fees of 1.50%. The Company had issued $24.4 million of standby letters of credit under the ABL Facility at March 31, 2026. The Company had approximately $1.4 billion outstanding principal under the ABL Facility at March 31, 2026. Debt issuance costs of $15.9 million and $16.7 million were included in the carrying value of the ABL Facility at March 31, 2026 and December 31, 2025, respectively.
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
Finance Leases
The Company maintains finance leases primarily for transportation-related equipment. Obligations under finance leases were $166.9 million at both March 31, 2026 and December 31, 2025.
Covenant Compliance
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of March 31, 2026.

NOTE 7 – Equity
Common Stock
In connection with stock compensation vesting, the Company issued 163,141 shares of Common Stock during the three months ended March 31, 2026.
Dividends
In February 2025, the Board of Directors approved a quarterly dividend program. Dividends are subject to declaration by the Board of Directors and requirements of the ABL Facility, the indentures governing the Secured Notes, and Delaware law. The Board of Directors declared quarterly dividends of $0.07 per share for both the three months ended March 31, 2026 and 2025.
Stock Repurchase Program
In September 2024, the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1.0 billion of its outstanding shares of Common Stock. The stock repurchase program does not obligate the Company to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, and other considerations. The Company may repurchase its shares in open-market transactions or through privately negotiated transactions in accordance with federal securities laws, at the Company's discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time and remains subject to the discretion of the Board of Directors. The program is expected to be implemented over the course of several years and will be conducted subject to the requirements of the ABL Facility, the indentures governing the Secured Notes, and Delaware law.
During the three months ended March 31, 2026 and 2025, respectively, the Company repurchased 352,900 and 1,094,932 shares of Common Stock for $7.3 million and $32.0 million, excluding excise tax. As of March 31, 2026, $717.1 million of the authorization for future repurchases of Common Stock remained available.
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCI"), net of tax, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026
(in thousands)	Foreign currency translation	Unrealized (losses) gains on hedging activities	Total
Balance at December 31, 2025	$(66,004)	$(3,449)	$(69,453)
Other comprehensive (loss) income before reclassifications	(3,416)	4,813	1,397
Reclassifications from AOCI to income	—	(444)	(444)
Balance at March 31, 2026	$(69,420)	$920	$(68,500)

	Three Months Ended March 31, 2025
(in thousands)	Foreign currency translation	Unrealized gains (losses) on hedging activities	Total
Balance at December 31, 2024	$(80,720)	$10,093	$(70,627)
Other comprehensive income (loss) before reclassifications	161	(5,710)	(5,549)
Reclassifications from AOCI to income	—	(2,431)	(2,431)
Balance at March 31, 2025	$(80,559)	$1,952	$(78,607)
The Company reclassified amounts from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. Associated with these reclassifications, the Company recorded tax expense of $0.1 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The interest rate swaps are discussed in Note 9.

NOTE 8 – Income Taxes
The Company recorded $14.9 million and $17.9 million of income tax expense for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate was 34.7% and 29.4% for the three months ended March 31, 2026 and 2025, respectively.
The effective tax rate for the three months ended March 31, 2026 and 2025 was higher than the US federal statutory rate of 21% primarily due to state and provincial taxes, non-deductible executive compensation and a discrete tax expense related to equity compensation.

NOTE 9 - Derivatives
The Company uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest rates on variable rate debt. The gains and losses are recorded in accumulated other comprehensive loss and reclassified into interest expense, net during the hedged interest period. Cash inflows and outflows related to interest rate swaps are presented in interest paid, net within the supplemental section of the consolidated statement of cash flows.
In January 2023, the Company entered into two interest rate swap agreements with financial counterparties relating to $750.0 million in aggregate notional amount of variable-rate debt under the ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term Secured Overnight Financing Rate ("SOFR") and makes payments based on a fixed interest rate of 3.44% on the notional amount. In January 2024, the Company entered into two interest rate swap agreements with financial counterparties relating to $500.0 million in aggregate notional amount of variable-rate debt under the ABL Facility. Under the terms of the agreements, the Company receives a floating rate equal to one-month term SOFR and makes payments based on a fixed interest rate of 3.70% on the notional amount.
The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. At March 31, 2026, the floating rate that the Company received under the terms of these swap agreements was 3.68%.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025
Cash Flow Hedges:
Interest rate swaps	Other current assets	$1,529	$24
Interest rate swaps	Other non-current assets	$198	$—
Interest rate swaps	Accrued expenses	$(269)	$(1,862)
Interest rate swaps	Other non-current liabilities	$(209)	$(2,726)
The fair value of the interest rate swaps was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy (see Note 9), and reflected the amount that the Company would receive or pay for contracts involving the same attributes and maturity dates.

The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Gain (loss) recognized in OCI	$6,257	$(8,403)
Location of gain recognized in income	Interest expense, net	Interest expense, net
Gain reclassified from AOCI into income	$444	$2,431
See Note 7 for the net impact of the interest swaps, including the impact of income taxes, on OCI and AOCI.

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
The Company has assessed that the fair values of cash and short-term deposits, marketable securities, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. The Company's nonfinancial assets, which are measured at fair value on a nonrecurring basis, include rental equipment, property, plant and equipment, goodwill, intangible assets, and certain other assets. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at March 31, 2026 and December 31, 2025 approximate their respective book values. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates.
The fair values of the Secured Notes are based on their last trading price at the end of each period obtained from a third party. The following table shows the carrying amounts and fair values of these financial liabilities measured using Level 2 inputs:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2028 Secured Notes	$497,011	$491,945	$496,718	$498,640
2029 Secured Notes	494,203	505,705	493,803	516,455
2030 Secured Notes	494,474	507,605	494,180	517,465
2031 Secured Notes	445,505	461,754	445,342	470,304
Total	$1,931,193	$1,967,009	$1,930,043	$2,002,864
As of March 31, 2026, the carrying values of the 2028 Secured Notes, the 2029 Secured Notes, the 2030 Secured Notes, and the 2031 Secured Notes included $3.0 million, $5.8 million, $5.5 million, and $4.5 million, respectively, of unamortized debt issuance costs, which were presented as direct reductions of the corresponding liabilities. As of December 31, 2025, the carrying values of the 2028 Secured Notes, the 2029 Secured Notes, the 2030 Secured Notes, and the 2031 Secured Notes included $3.3 million, $6.2 million, $5.8 million, and $4.7 million, respectively, of unamortized debt issuance costs, which were presented as direct reductions of the corresponding liabilities.
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

Restricted Stock Awards
The following table summarizes the Company's RSA activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	67,365	$27.43	36,346	$38.11
Forfeited	(14,358)	$27.86	—	$—
Outstanding at end of period	53,007	$27.31	36,346	$38.11
Compensation expense for RSAs recognized in SG&A expense on the condensed consolidated statements of operations was $0.1 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, unrecognized compensation cost related to RSAs totaled $0.3 million and was expected to be recognized over the remaining weighted average vesting period of 0.2 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	932,175	$35.95	576,652	$43.87
Granted	1,080,919	$22.53	391,843	$35.27
Forfeited	(35,419)	$35.35	(14,453)	$42.79
Vested	(243,830)	$41.09	(237,655)	$39.86
Outstanding at end of period	1,733,845	$26.88	716,387	$40.52
Compensation expense for Time-Based RSUs recognized in SG&A expense was $3.7 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, unrecognized compensation cost related to Time-Based RSUs totaled $39.3 million and was expected to be recognized over the remaining weighted average vesting period of 2.7 years.
For 88,771 Time-Based RSUs granted in February 2026, the awards cliff vest after three years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,188,986	$52.49	1,768,460	$47.02
Granted	331,112	$26.89	406,265	$44.16
Forfeited	(39,748)	$47.32	(6,579)	$62.57
Vested(a)	(314,086)	$69.52	(601,129)	$42.34
Outstanding at end of period	1,166,264	$40.81	1,567,017	$48.01
(a) The Performance-Based RSUs vested at a weighted average of 0% of target, or 0 shares, and 77% of target, or 462,883 shares, during the three months ended March 31, 2026 and 2025, respectively.
Compensation expense for Performance-Based RSUs recognized in SG&A expense was $3.0 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, unrecognized compensation cost related to unvested Performance-Based RSUs, assuming maximum attainment of performance-based metrics, totaled $30.9 million, which would be recognized over the remaining weighted average vesting period of 2.1 years.

For 274,410 Performance-Based RSUs granted in February 2026, the awards cliff vest based on the achievement of performance-based conditions over the vesting period of three years. The target number of RSUs may be adjusted from 0% to 300% based on the Company's level of attainment of performance measures defined by the Company's Compensation Committee at the end of each fiscal year during the vesting period.
For 56,702 Performance-Based RSUs granted in February 2026, the awards cliff vest based on achievement of the relative total stockholder return ("TSR") of the Company's Common Stock as compared to the TSR of the constituents in the S&P SmallCap 600 Index over the vesting period of three years. The target number of RSUs may be adjusted from 0% to 300% based on the TSR attainment levels defined by the Company's Compensation Committee at the end of each measurement period during the vesting period. The grant date fair value of the TSR Performance-Based RSUs was determined using a Monte Carlo simulation model.
Stock Options
The following table summarizes the Company's stock option activity for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	754,188	$16.46	10,884	$13.08
Granted	100,000	$18.83	—	$—
Outstanding at end of period	854,188	$16.74	10,884	$13.08

Fully vested and exercisable at end of period	534,188	$13.60	10,884	$13.08
The following table summarizes the Company's stock option activity for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	814,889	$12.77
Exercised	—	$—	(188,134)	$11.86
Outstanding at end of period	534,188	$13.60	626,755	$13.05

Fully vested and exercisable at end of period	534,188	$13.60	626,755	$13.05
At March 31, 2026, the intrinsic value of stock options outstanding was $0.6 million, and the intrinsic value of stock options fully vested and exercisable was $2.1 million. At March 31, 2026, the weighted-average remaining contractual term of options fully vested and exercisable was 2.0 years for WillScot options and 2.0 years for converted Mobile Mini options. The weighted-average remaining contractual term of all outstanding WillScot options was 4.8 years.
Compensation expense for stock options recognized in SG&A expense was $0.3 million for the three months ended March 31, 2026. At March 31, 2026, unrecognized compensation cost related to stock options totaled $2.5 million and was expected to be recognized over the remaining weighted average vesting period of 2.2 years.
The fair value of each stock option award granted during the three months ended March 31, 2026 was estimated on the grant date using the Black-Scholes option-pricing model. The assumptions are listed in the table below.

Assumptions
Expected volatility	46.30%
Expected dividend	1.50%
Risk-free rate	3.84%
Expected term (in years)	6.0
Exercise price	$18.83
Weighted-average grant date fair value	$8.09

NOTE 12 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of March 31, 2026, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 13 - Segment Reporting
The Company has one reportable segment. Refer to Note 3 for revenue by geographic area and revenue by major product and service lines. Refer to the Condensed Consolidated Balance Sheets for total assets. Refer to the Condensed Consolidated Statements of Cash Flows for total expenditures for additions to long-lived assets.
The Company defines EBITDA as net income plus interest (income) expense, income tax (benefit) expense, depreciation and amortization. The Company reflects further adjustments to EBITDA (“Adjusted EBITDA”) to exclude certain non-cash items and the effect of what the Company considers transactions or events not related to its core and ongoing business operations. The measure of profit or loss used by the Chief Operating Decision Maker ("CODM") to evaluate operating segment performance and allocate resources is Adjusted EBITDA. Adjusted EBITDA is used to determine capital allocation between operating segments and certain aspects of management's compensation. Management believes that evaluating operating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company. The Company considers Adjusted EBITDA to be an important metric because it reflects the business performance of the segment, inclusive of indirect costs.
The following table sets forth certain information regarding significant revenue and expense categories for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues:
Leasing and services revenue:
Unit leasing and other rental-related	$328,387	$338,051
VAPS and third-party leasing	97,135	96,339
Delivery revenue	46,879	49,035
Installation revenue	52,643	39,626
Sales revenue:
New units	8,994	22,437
Rental units	14,590	14,063
Total revenues	548,628	559,551

Less:(a)
Costs of leasing and services:
Unit leasing and other rental-related	76,980	71,744
VAPS and third-party leasing	19,047	16,326
Delivery	41,055	40,556
Installation	42,188	33,240
Costs of sales:
New units	6,218	15,198
Rental units	8,703	8,169
Employee SG&A expense(b)	71,710	68,266
Other segment items(c)	71,713	77,267
Adjusted EBITDA	$211,014	$228,785
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b) Employee SG&A expense consists of salaries and wages, bonuses, commissions, payroll taxes, and employee benefits.
(c) Other segment items consist of service agreements, professional fees, real estate and occupancy costs, travel, bad debt expense, marketing and advertising, taxes, and other miscellaneous expenses.

The following table presents reconciliations of the Company’s net income to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$28,123	$43,055
Income tax expense	14,933	17,910
Interest expense, net	53,607	58,469
Depreciation and amortization	92,431	97,092
Currency losses, net	171	223
Restructuring costs, lease impairment expense and other related charges	11,273	702
Integration and transaction costs	66	261
Stock compensation expense	7,107	8,341
Other(a)	3,303	2,732
Adjusted EBITDA	$211,014	$228,785
(a) For the three months ended March 31, 2026, other included $1.8 million in non-equity executive transition costs.

NOTE 14 - Earnings Per Share
The following table reconciles the weighted average shares outstanding for the basic earnings per share calculation to the weighted average shares of Common Stock outstanding for the diluted earnings per share calculation:

	Three Months Ended March 31,
(in thousands)	2026	2025
Numerator:
Net income	$28,123	$43,055

Denominator:
Weighted average shares outstanding – basic	180,987	183,681
Dilutive effect of outstanding securities:
RSAs	33	22
Time-based RSUs	54	88
Performance-based RSUs	207	700
Stock options	183	811
Weighted average shares outstanding – dilutive	181,464	185,302
The following potential shares of Common Stock were excluded from the computation of dilutive EPS:

	Three Months Ended March 31,
(in thousands)	2026	2025
Time-based RSUs	1,460	567
Performance-based RSUs	1,472	1,011
Stock options	320	—
Total shares	3,252	1,578

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the operations and present business environment of WillScot Holdings Corporation (“WillScot”) and its subsidiaries (collectively with WillScot, the “Company,” “we,” “us” or “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, contained in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q. All references to "Notes" in this MD&A are to the notes to our financial statements. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three months ended March 31, 2026 or prior periods.
The financial statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). We use certain non-GAAP financial measures to supplement the GAAP reported results to highlight key metrics that are used by management to evaluate Company performance. Reconciliations of GAAP financial information to the disclosed non-GAAP measures are provided in the "Reconciliation of Non-GAAP Financial Measures" section of MD&A.

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey space solutions. We offer our customers an extensive selection of space solutions with over 129,000 modular space units and over 175,000 portable storage units in our fleet. Our diverse product offering includes:
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
We operate a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, sitework, installation, disassembly, removal and other services to our customers for an additional fee as part of our leasing and sales operations. We also provide incremental value to our customers by providing other services, including technical expertise and oversight for customers regarding building design and permitting, site preparation, and project management, including expansion or contraction of installed space based on changes in project requirements. We service diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of March 31, 2026, our branch network included approximately 250 branch locations and additional drop lots to service our over 85,000 customers.
We primarily lease, rather than sell, our space solutions to customers, which results in a diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease, or enterprise account agreements. Rental contracts with customers are generally based on a 28-day or monthly rate and billing cycle. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term and continue until cancelled by the customer or us. Given that our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our consolidated lease portfolio, excluding seasonal portable storage units, was approximately 40 months as of March 31, 2026. We believe our lease revenue is predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits, and redeploy capital employed in our lease fleet.
Our customers operate in a diversified set of end markets, including construction and infrastructure, commercial and industrial, energy and natural resources, and government and institutions. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several leading market indicators to predict demand, including Gross Domestic Product in North America, the Architecture Billings Index, and non-residential construction square foot starts. These indicators, among others, support our demand forecast for our two largest end markets, the commercial and industrial sector and the construction and infrastructure market, which collectively accounted for approximately 87% of our revenues for the three months ended March 31, 2026.
Significant Developments
Network Optimization Plan
In December 2025, we finalized our multi-year Network Optimization Plan, identifying real estate locations for exit, which was approved by the Board of Directors. We believe these actions will reduce expected annual real estate cost increases, leave adequate idle fleet to meet future projected demand, and maintain all market coverage and customer service capabilities. Exiting those locations necessitates the disposal of certain rental equipment. The Network Optimization Plan encompasses exiting approximately 665 acres of real estate over four years, representing 108 branch and drop lot locations and approximately 25% of our leased acreage. To enable these exits, we identified rental fleet units with a net book value of $312.1 million to be abandoned, representing approximately 53,000 units (approximately 31,000 portable storage units and 22,000 modular space units), concentrated on long idle, nonstandard, or higher repair cost units. We expect the initiative to result in future costs consisting of rental equipment disposal costs of approximately $30 million and rental equipment relocation costs of approximately $20 million.
As of March 31, 2026, the Company has disposed of approximately 15,000 portable storage units and 6,000 modular space units related to the Network Optimization Plan. Portable storage units were generally recycled, for which we received proceeds to partially offset the cash paid for the disposal of modular units. For the three months ended March 31, 2026, we recorded restructuring and other related costs for the Network Optimization Plan of $11.6 million, consisting primarily of asset disposal costs. Total cash paid to implement the Network Optimization plan was $8.8 million for the three months ended March 31, 2026, and was partially offset by total cash proceeds of $4.5 million from portable storage unit recycling.
Dividends
In February 2026, our Board of Directors declared a quarterly dividend of $0.07 per share. Dividends paid were $12.7 million for the three months ended March 31, 2026. We intend to continue our quarterly dividend program, subject to Board approval, the requirements of our debt instruments, and based on available cash flow, capital allocation priorities, and market conditions.
Share Repurchases
During the three months ended March 31, 2026, we repurchased 352,900 shares of Common Stock for $7.3 million, excluding excise tax. As of March 31, 2026, $717.1 million of the authorization for future repurchases of the Common Stock remained available. We executed share repurchases as part of our capital allocation strategy to enhance shareholder value and optimize capital deployment in light of current market valuations. Refer to Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q for more information on our share repurchase program.
First Quarter Summary
For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, results and key drivers of our financial performance included the following:
•Total revenues decreased $10.9 million, or 2.0%, to $548.6 million. The decline in revenue was driven by a $13.4 million decline in new sales, a $8.9 million decrease in leasing revenue due to a decrease in units on rent, and a $3.4 million increase in accounts receivable write-offs recorded as a reduction to revenue compared to the same period in 2025. These declines were partially offset by increased delivery and installation revenue related to improved activation activity in the quarter and large complex project mix.
•Leasing revenue decreased $8.9 million, or 2.0%, driven by a decrease in total average units on rent of 14,715, or 7.3%, and an increase of $2.4 million of write-offs of aged receivables deemed uncollectible recorded as a reduction to revenue, partially offset by a 6.2% increase in average monthly rates and increased activations in all product lines despite reductions in non-residential construction project start activity.
~~•~~Delivery and installation revenue increased $10.9 million, or 12.3%, driven by an increase in large complex projects.
•Sales revenue: new unit sales revenue decreased $13.4 million, or 59.9%, and rental unit sales revenue increased $0.5 million, or 3.7%.
•Generated net income of $28.1 million for the three months ended March 31, 2026, representing a decrease of $14.9 million, or 34.7%, as compared to the same period in 2025. Discrete costs during the period included $11.6 million of charges related to the Network Optimization Plan.
•Generated Adjusted EBITDA of $211.0 million for the three months ended March 31, 2026, representing a decrease of $17.8 million, or 7.8%, as compared to the same period in 2025.
•Net cash provided by operating activities decreased $15.6 million to $191.1 million cash provided by operating activities for the three months ended March 31, 2026 from $206.6 million net cash used in operating activities for the three months ended March 31, 2025.
•Net cash used in investing activities, excluding cash used for acquisitions, increased by $22.6 million. Capital expenditures for rental equipment increased $29.4 million for the three months ended March 31, 2026. The increase in capital expenditures was driven by an increase in activations for large complex projects. Net capital expenditures ("Net CAPEX") increased $27.5 million for the three months ended March 31, 2026.
•Generated Adjusted Free Cash Flow of $115.6 million for the three months ended March 31, 2026 as compared to $144.8 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, we deployed Adjusted Free Cash Flow to:
•Reduce outstanding borrowings under the senior secured asset-based revolving credit facility (the “ABL Facility”) by $75.1 million.
•Pay a $0.07 per share dividend, returning $12.7 million to our shareholders.

•Repurchase $7.3 million of our Common Stock, reducing outstanding Common Stock by 352,900 shares.
•We believe that the predictability of our Adjusted Free Cash Flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities that we see in the market, maintaining appropriate leverage, executing accretive acquisitions, and returning capital to shareholders via share repurchases and dividend distributions. We also believe our strong operating cash flow generation, countercyclical Net CAPEX profile, and $1.5 billion of available borrowing capacity under our ABL Facility, provide ample liquidity to execute our strategy.
In addition to using GAAP financial measures to evaluate our operating results, we use Adjusted EBITDA, Net CAPEX, and Adjusted Free Cash Flow, which are non-GAAP financial measures. As such, we include in this Form 10-Q reconciliations to their most directly comparable GAAP financial measures. These reconciliations and descriptions of why we believe these measures provide useful information to investors, as well as a description of the limitations of these measures are included in "Reconciliation of Non-GAAP Financial Measures."

Consolidated Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Certain consolidated results of operations for the three months ended March 31, 2026 and 2025 are presented below.

	Three Months Ended March 31,		2026 vs. 2025 $ Change
(in thousands)	2026	2025
Revenues:
Leasing and services revenue:
Leasing	$425,522	$434,390	$(8,868)
Delivery and installation	99,522	88,661	10,861
Sales revenue:
New units	8,994	22,437	(13,443)
Rental units	14,590	14,063	527
Total revenues	548,628	559,551	(10,923)
Costs:
Costs of leasing and services:
Leasing	96,027	88,070	7,957
Delivery and installation	83,243	73,796	9,447
Costs of sales:
New units	6,218	15,198	(8,980)
Rental units	8,703	8,169	534
Depreciation of rental equipment	68,762	73,952	(5,190)
Gross profit	285,675	300,366	(14,691)
Other operating expenses:
Selling, general and administrative	154,008	156,771	(2,763)
Other depreciation and amortization	23,669	23,140	529
Restructuring costs	11,250	375	10,875
Other expense, net	85	646	(561)
Operating income	96,663	119,434	(22,771)
Interest expense, net	53,607	58,469	(4,862)
Income before income tax	43,056	60,965	(17,909)
Income tax expense	14,933	17,910	(2,977)
Net income	$28,123	$43,055	$(14,932)

	Three Months Ended March 31,		2026 vs. 2025 Change
(in thousands, except units on rent and monthly rental rate)	2026	2025
Adjusted EBITDA	$211,014	$228,785	$(17,771)
Capital expenditures for rental equipment	$101,940	$72,552	$29,388
Net CAPEX	$89,346	$61,832	$27,514
Average modular space units on rent	87,692	90,548	(2,856)
Average modular space utilization rate	68.0%	59.3%	870	bps
Average modular space monthly rental rate	$1,240	$1,209	$31
Average portable storage units on rent	98,316	110,175	(11,859)
Average portable storage utilization rate	55.9%	52.6%	330	bps
Average portable storage monthly rental rate	$284	$267	$17
Comparison of Three Months Ended March 31, 2026 and 2025
Revenue: Total revenue decreased $10.9 million, or 2.0%, to $548.6 million for the three months ended March 31, 2026 from $559.6 million for the three months ended March 31, 2025. The decline in revenue was primarily driven by a $13.4 million decline in new sales, reduced leasing revenue due to a decrease in units on rent, and a $3.4 million increase in accounts receivable write-offs recorded as a reduction to revenue compared to the same period in 2025. These declines were partially offset by increased delivery and installation revenue related to improved activation activity in the quarter and large complex project mix.
Leasing revenue decreased $8.9 million, or 2.0%, as compared to the same period in 2025, primarily driven by a decrease of 14,715 total average units on rent and the increase in accounts receivable write-offs, which drove $2.4 million of the decrease. Increased rates partially offset volume declines. Delivery and installation revenue increased $10.9 million, or 12.3%, primarily driven by an increase in large complex projects, resulting in an increase in installation revenue. Rental unit sales increased $0.5 million, or 3.7%, and new unit sales decreased $13.4 million, or 59.9%.
Total average units on rent for the three months ended March 31, 2026 and 2025 were 186,008 and 200,723, respectively, representing a decrease of 14,715 units, or 7.3%. Lower demand was driven by reduced non-residential construct    ion project starts due to higher interest rates and increased economic uncertainty.
Modular space average units on rent decreased 2,856 units, or 3.2%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The average modular space utilization rate during the three months ended March 31, 2026 was 68.0% as compared to 59.3% during the same period in 2025 due to a decrease in the number of modular space units in our fleet as a result of our Network Optimization Plan. The decline in modular space units on rent was primarily driven by weaker non-residential construction starts.
Portable storage average units on rent decreased by 11,859 units, or 10.8%, for the three months ended March 31, 2026 driven by lower demand. The average portable storage unit utilization rate during the three months ended March 31, 2026 was 55.9% as compared to 52.6% during the same period in 2025 due to a decrease in the number of portable storage units in our fleet as a result of our Network Optimization Plan.
Modular space average monthly rental rates increased 2.6% year over year to $1,240 for the three months ended March 31, 2026, driven by our long-term price optimization strategies and VAPS penetration opportunities. Average portable storage monthly rental rates increased 6.4% year over year to $284 for the three months ended March 31, 2026 as a result of the mix effects from higher rates on climate-controlled containers and trailers. Total VAPS revenues, which were included in leasing revenue, increased to $97.1 million for the three months ended March 31, 2026 from $96.3 million for the three months ended March 31, 2025.
Gross profit: Gross profit decreased $14.7 million, or 4.9%, to $285.7 million for the three months ended March 31, 2026 from $300.4 million for the three months ended March 31, 2025. The decrease in gross profit was a result of a $16.8 million decrease in leasing gross profit and a $4.5 million decrease in new and rental unit sales gross profit. The decrease was partially offset by a $5.2 million decrease in depreciation of rental equipment from our Network Optimization Plan and increased delivery and installation gross profit of $1.4 million. The decrease in leasing gross profit was primarily driven by a decline in units on rent over the course of 2025, an $8.0 million increase in cost of leasing as further described below, and an increase in accounts receivable write-offs during the three months ended March 31, 2026.
Cost of leasing and services increased by $17.4 million, or 10.8%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven primarily by an increase in subcontractor costs of $9.7 million, or 18.8%, an increase in materials costs of $4.6 million, or 23.5%, and an increase in labor costs of $2.7 million, or 4.2%. These Increased costs drove an $8.9 million increase to installation expense and an $8.0 million increase to cost of leasing primarily to support additional large complex demand.
Cost of sales decreased by $8.4 million, or 36.1%, primarily driven by lower sales volume. Our resulting gross profit percentage was 52.1% and 53.7% for the three months ended March 31, 2026 and 2025, respectively.

Selling, general and administrative expense: SG&A decreased $2.8 million, or 1.8%, to $154.0 million for the three months ended March 31, 2026, as compared to $156.8 million for the three months ended March 31, 2025. The decrease was driven by a $5.3 million decrease in travel and entertainment expense and a $3.3 million decrease in service agreements and professional fees. These decreased costs were partially offset by a $3.4 million increase in employee SG&A excluding stock compensation, which was primarily related to variable compensation, and a $2.7 million increase in the provision for credit losses.
Adjusted EBITDA: Adjusted EBITDA decreased $17.8 million, or 8%, to $211.0 million for the three months ended March 31, 2026 from $228.8 million for the three months ended March 31, 2025. The decrease was primarily driven by a $16.8 million decrease in leasing gross profit and a $4.5 million decrease in new and used sales gross profit. The decrease was partially offset by increased delivery and installation gross profit.
Other depreciation and amortization: Other depreciation and amortization increased $0.5 million to $23.7 million for the three months ended March 31, 2026 as compared to $23.1 million for the three months ended March 31, 2025.
Restructuring costs: Restructuring costs of $11.3 million for the three months ended March 31, 2026 were primarily due to asset disposal costs as part of the Network Optimization Plan implemented in December 2025.
Interest expense, net: Interest expense, net decreased $4.9 million, or 8.3%, to $53.6 million for the three months ended March 31, 2026 from $58.5 million for the three months ended March 31, 2025. The decrease in net interest expense was driven by a decrease in outstanding debt and our overall weighted average interest rate.
Income tax expense: Income tax expense was $14.9 million for the three months ended March 31, 2026 compared to $17.9 million for the three months ended March 31, 2025, a decrease in expense of $3.0 million. The decrease in expense was primarily driven by a decrease in income before income tax for the three months ended March 31, 2026.
Capital expenditures for rental equipment: Capital expenditures for rental equipment increased $29.4 million, to $101.9 million for the three months ended March 31, 2026 from $72.6 million for the three months ended March 31, 2025 as a result of increased investments in refurbishments and new fleet investments in FLEX and complex units to provide capacity to deliver on large project demand. Net CAPEX increased $27.5 million, or 44%, to $89.3 million for the three months ended March 31, 2026 from $61.8 million for the three months ended March 31, 2025.

Reconciliation of Non-GAAP Financial Measures
In addition to using GAAP financial measurements, we use certain non-GAAP financial measures to evaluate our operating results. Set forth below are definitions of the non-GAAP financial measures used in this Quarterly Report on Form 10-Q, reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures, and the reasons why we believe these measures provide useful information to investors. Each of these non-GAAP financial measures has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for analysis of, results reported under GAAP. Our measurements of these metrics may not be comparable to similarly titled measures of other companies.
Adjusted EBITDA
We define EBITDA as net income plus net interest (income) expense, income tax expense (benefit), depreciation and amortization. Our adjusted EBITDA ("Adjusted EBITDA") reflects the following further adjustments to EBITDA to exclude certain non-cash items and the effect of what we consider transactions or events not related to our core business operations:
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
•Other expense, including consulting expenses related to certain one-time projects, financing costs not classified as interest expense, gains and losses on disposals of property, plant, and equipment, unrealized gains and losses on investments, costs to implement the Company's real estate exits prior to the approval of the Network Optimization Plan, and non-equity executive transition costs.
Our Chief Operating Decision Maker ("CODM") evaluates business performance utilizing Adjusted EBITDA as shown in the reconciliation of the Company’s consolidated net income to Adjusted EBITDA below. We believe that evaluating performance excluding such items noted above is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company and captures the business performance, inclusive of indirect costs. We believe that Adjusted EBITDA is useful to investors because it (i) allows investors to compare performance over various reporting periods on a consistent basis by removing from operating results the impact of items that do not reflect core operating performance; (ii) is used by our board of directors and management to assess our performance; (iii) may, subject to certain limitations, enable investors to compare the performance of the Company to its competitors; (iv) provides additional tools for investors to use in evaluating ongoing operating results and trends; and (v) aligns with definitions in our ABL Facility.
The following table provides reconciliations of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$28,123	$43,055
Income tax expense	14,933	17,910
Interest expense, net	53,607	58,469
Depreciation and amortization	92,431	97,092
Currency losses, net	171	223
Restructuring costs, lease impairment expense and other related charges	11,273	702
Integration and transaction costs	66	261
Stock compensation expense	7,107	8,341
Other(a)	3,303	2,732
Adjusted EBITDA	$211,014	$228,785
(a) For the three months ended March 31, 2026, other included $1.8 million in non-equity executive transition costs.

Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment, less proceeds from the sale of rental equipment (excluding proceeds from the implementation of the Network Optimization Plan and real estate exits prior to the approval of the Network Optimization Plan) and proceeds from the sale of property, plant and equipment, which are all included in cash flows from investing activities. Management believes that the presentation of Net CAPEX provides useful information regarding the net capital invested in our rental fleet and property, plant and equipment each year to assist in analyzing the performance of our business. The following table provides reconciliations of Net CAPEX:

	Three Months Ended March 31,
(in thousands)	2026	2025
Purchase of rental equipment and refurbishments	$(101,940)	$(72,552)
Proceeds from sale of rental equipment	19,278	14,063
Less: Proceeds from sale of rental equipment for Network Optimization Plan	(4,467)	—
Less: Proceeds from sale of rental equipment for real estate exits prior to approval of the Network Optimization Plan	(213)	—
Net CAPEX for Rental Equipment	(87,342)	(58,489)
Purchase of property, plant and equipment	(3,629)	(4,634)
Proceeds from sale of property, plant and equipment	1,625	1,291
Net CAPEX	$(89,346)	$(61,832)

Adjusted Free Cash Flow
We define Adjusted Free Cash Flow as net cash provided by operating activities; less purchases of rental equipment and property, plant and equipment and plus proceeds from sale of rental equipment and property, plant and equipment, which are all included in cash flows from investing activities; and excluding payments for and proceeds from the implementation of the Network Optimization Plan and real estate exits prior to the approval of the Network Optimization Plan and payments for executive transition costs. Management believes that the presentation of Adjusted Free Cash Flow provides useful additional information concerning cash flow available to fund our capital allocation alternatives and allows investors to compare cash generation performance over various reporting periods and against peers. The following table provides reconciliations of net cash provided by operating activities to Adjusted Free Cash Flow.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$191,058	$206,627
Purchase of rental equipment and refurbishments	(101,940)	(72,552)
Proceeds from sale of rental equipment	19,278	14,063
Purchase of property, plant and equipment	(3,629)	(4,634)
Proceeds from sale of property, plant and equipment	1,625	1,291
Cash paid to implement Network Optimization Plan	8,795	—
Proceeds from sale of rental equipment for Network Optimization Plan	(4,467)	—
Cash paid to implement real estate exits prior to approval of the Network Optimization Plan	779	—
Proceeds from sale of rental equipment for real estate exits prior to approval of the Network Optimization Plan	(213)	—
Cash paid for executive transition costs	4,270	—
Adjusted Free Cash Flow	$115,556	$144,795

Liquidity and Capital Resources
Overview
Our principal sources of liquidity include cash flows generated from operating activities, borrowings under our ABL Facility, and sales of debt securities. We have consistently accessed the debt and equity capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. We believe we have ample liquidity in the ABL Facility and are generating substantial Adjusted Free Cash Flow, which together support both organic operations and other capital allocation priorities. We believe that our liquidity sources are sufficient to satisfy our anticipated operating, debt service, and capital cash requirements over the next twelve months and thereafter for the foreseeable future.
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
Borrowing availability under our ABL Facility is equal to the lesser of $3.0 billion and the applicable borrowing bases. The borrowing bases are a function of, among other considerations, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At March 31, 2026, we had 1.5 billion of available borrowing capacity under the ABL Facility.

Cash Flows
The following summarizes our change in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$191,058	$206,627
Net cash used in investing activities	(84,527)	(64,955)
Net cash used in financing activities	(104,996)	(139,929)
Effect of exchange rate changes on cash and cash equivalents	(579)	(65)
Net change in cash and cash equivalents	$956	$1,678
Comparison of the Three Months Ended March 31, 2026 and 2025
Cash flows from operating activities
Net cash provided by operating activities for the three months ended March 31, 2026 was $191.1 million as compared to $206.6 million for the three months ended March 31, 2025, a decrease of $15.6 million. The decrease in net cash provided by operating activities resulted from a $11.5 million decrease in the net movements of the operating assets and liabilities and a $4.0 million decrease in net income, adjusted for non-cash items, during the three months ended March 31, 2026 The decrease in net cash provided by operating activities included $13.1 million of cash outflows related to the execution of our Network Optimization Plan and executive transition costs.
Cash flows from investing activities
Net cash used in investing activities for the three months ended March 31, 2026 was $84.5 million as compared to $65.0 million for the three months ended March 31, 2025, a $19.6 million increase in net cash used in investing activities. The increase in net cash used in investing activities resulted from a $29.4 million increase in the purchase of rental equipment and refurbishments during the three months ended March 31, 2026 as a result of increased investments in refurbishments and new fleet investments in FLEX and complex units to provide capacity to deliver on large project demand. The increase was partially offset by a $5.2 million increase in proceeds from the sale of rental equipment and a $3.1 million decrease in cash used in acquisitions, net of cash acquired. The $5.2 million increase in proceeds from the sale of rental equipment was driven by $4.5 million of proceeds received from units disposed as part of our Network Optimization Plan.
Cash flows from financing activities
Net cash used in financing activities for the three months ended March 31, 2026 was $105.0 million as compared to $139.9 million for the three months ended March 31, 2025, a decrease of $34.9 million. The decrease was primarily due to a $14.8 million decrease in cash used for the repurchase and cancellation of Common Stock during the three months ended March 31, 2026 and a $11.1 million decrease in repayments of borrowings, net of receipts from borrowings.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to the ABL Facility, 2028 Secured Notes, 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, and finance leases totaling $3.5 billion as of March 31, 2026, $31.9 million of which is obligated to be repaid within the next twelve months. The Company has no maturities of debt until 2028 other than for finance leases. Refer to Note 6 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of March 31, 2026, the Company had lease obligations of $360.2 million, with $76.7 million payable within the next twelve months.
Other
In addition to the cash requirements described above, the Company has a dividend program subject to quarterly declaration by the Board of Directors as well as a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock. As of March 31, 2026, $717.1 million of the authorization for future repurchases of our Common Stock remained available. These programs do not obligate the Company to issue dividends or repurchase shares.

Critical Accounting Estimates
The Company's discussion and analysis of its financial condition, results of operations, liquidity and capital resources is based on its condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that management makes estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and the related disclosure of contingent assets and liabilities. The Company's management bases these estimates on historical experience and on various other assumptions that they consider reasonable under the circumstances and reevaluate their estimates and judgments as appropriate. The actual results may differ materially and adversely from its estimates. For a complete discussion of the Company's significant critical accounting estimates, see the “Critical Accounting Estimates” section in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K"). There were no significant changes to the Company's critical accounting estimates during the three months ended March 31, 2026.

Recently Issued Accounting Standards
Refer to Part I, Item 1, Note 1 of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for our assessment of recently issued accounting standards.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the US Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Act of 1934, as amended. The words “estimates,” “expects,” “anticipates,” “believes,” “forecasts,” “plans,” “intends,” “may,” “will,” “should,” “shall,” “outlook,” “guidance” and variations of these words and similar expressions identify forward-looking statements, which are generally not historical in nature and relate to expectations for future financial performance or business strategies or objectives. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, many of which are outside our control, which could cause actual results or outcomes to differ materially from those discussed in or implied by the forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that any such forward-looking statement will materialize. Important factors that may affect actual results or outcomes include, among others:
•economic conditions and changes therein, including financial market conditions and levels of end market demand, as a result of macroeconomic and geopolitical conditions, including international armed conflicts;
•our ability to effectively compete in the modular space and portable storage industries;
•our ability to effectively manage our credit risk, collect on our accounts receivable, or recover our rental equipment from customers;
•our ability to implement our Network Optimization Plan;
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
•our ability to achieve sustainability goals;
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
•covenants that limit our operating and financial flexibility; and
•such other risks and uncertainties described in the periodic reports we file with the SEC from time to time (including our 2025 Annual Report on Form 10-K), which are available through the SEC’s EDGAR system at www.sec.gov and on our website.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.4 billion in outstanding principal under the ABL Facility at March 31, 2026. To manage interest rate risk, in January 2024 and January 2023, we executed interest rate swap agreements relating to an aggregate of $500.0 million and $750.0 million, respectively, in notional amount of variable-rate debt under our ABL Facility. The January 2024 and January 2023 swap agreements provide for us to pay effective fixed interest rates of 3.70% and 3.44% per annum, respectively, and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased quarter to date interest expense by approximately $1.8 million based on outstanding borrowings at March 31, 2026.
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
In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions and rental equipment purchases denominated in currencies other than the functional currency of the purchasing entity. These exposures are included in other expenses, net, on the consolidated statements of operations.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of March 31, 2026, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A. Risk Factors
The Company’s financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control, which may cause actual performance to differ materially from historical or projected future performance. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part 1. Item 1A. of our 2025 Annual Report on Form 10-K, which have not materially changed.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchase of Common Stock during the first quarter of 2026.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
January 1, 2026 to January 31, 2026	190.0	$20.47	190.0	$720.4
February 1, 2026 to February 28, 2026	162.9	$20.63	162.9	$717.1
March 1, 2026 to March 31, 2026	—	$—	—	$717.1
Total	352.9		352.9
In September 2024, our Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1.0 billion of its outstanding shares of Common Stock and Equivalents. The stock repurchase program does not obligate us to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, and other considerations. We may repurchase our shares in open market transactions or through privately negotiated transactions in accordance with federal securities laws, at our discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time and remains subject to the discretion of our Board of Directors. The program is expected to be implemented over the course of several years and will be conducted subject to the covenants in our ABL Facility and the indentures governing our Senior Secured Notes. As of March 31, 2026, $717.1 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     Exhibits

Exhibit No.	Exhibit Description
10.1*	Form of Restricted Stock Unit Agreement.†
10.2*	Form of Restricted Stock Unit Agreement for Cliff Vested Awards.†
10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement For Named Executive Officers.†
10.4
Separation Agreement, dated as of January 14, 2026, by and between WillScot Holdings Corporation and Hezron Lopez (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K, filed February 19, 2026).†

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
* Filed herewith
** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act
† Indicates a management contract or compensatory plan or arrangement

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Holdings Corporation

		By:	/s/ MATTHEW T. JACOBSEN
Dated:	May 7, 2026		Matthew T. Jacobsen
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)