Form 10-Q
period 2026-06-30
WillScot Holdings Corp
filed 2026-08-06
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 181,190,958 shares at July 30, 2026.

WILLSCOT HOLDINGS CORPORATION
Quarterly Report on Form 10-Q

PART I - Financial Information

ITEM 1.    Financial Statements

WillScot Holdings Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$18,167	$14,587
Trade receivables, net of allowances for credit losses at June 30, 2026 and December 31, 2025 of $70,737 and $61,755, respectively	422,041	394,708
Inventories	48,930	45,560
Prepaid expenses	16,220	27,709
Other current assets	50,613	41,328
Assets held for sale	1,159	1,159
Total current assets	557,130	525,051
Rental equipment, net	3,138,907	3,093,321
Property, plant and equipment, net	391,926	390,220
Operating lease assets	294,918	310,662
Goodwill	1,256,689	1,257,612
Intangible assets, net	203,186	224,088
Other non-current assets	22,753	15,213
Total long-term assets	5,308,379	5,291,116
Total assets	$5,865,509	$5,816,167
Liabilities and equity
Accounts payable	$152,280	$109,864
Accrued expenses	133,813	125,896
Accrued employee benefits	47,638	36,176
Deferred revenue and customer deposits	250,567	237,322
Operating lease liabilities – current	68,797	70,752
Current portion of long-term debt	33,469	31,094
Total current liabilities	686,564	611,104
Long-term debt	3,461,831	3,557,074
Deferred tax liabilities	516,715	492,332
Operating lease liabilities - non-current	230,206	241,933
Other non-current liabilities	59,534	57,470
Long-term liabilities	4,268,286	4,348,809
Total liabilities	4,954,850	4,959,913
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 181,055,275 and 181,184,438 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	19	19
Additional paid-in-capital	1,706,005	1,725,642
Accumulated other comprehensive loss	(70,507)	(69,453)
Accumulated deficit	(724,858)	(799,954)
Total shareholders' equity	910,659	856,254
Total liabilities and shareholders' equity	$5,865,509	$5,816,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Leasing and services revenue:
Leasing	$449,684	$442,916	$875,206	$877,306
Delivery and installation	135,844	108,452	235,366	197,113
Sales revenue:
New units	14,587	21,620	23,581	44,057
Rental units	12,036	16,095	26,626	30,158
Total revenues	612,151	589,083	1,160,779	1,148,634
Costs:
Costs of leasing and services:
Leasing	108,113	95,338	204,140	183,408
Delivery and installation	110,320	88,154	193,563	161,950
Costs of sales:
New units	9,049	13,552	15,267	28,750
Rental units	6,165	7,525	14,868	15,694
Depreciation of rental equipment	72,240	88,444	141,002	162,396
Gross profit	306,264	296,070	591,939	596,436
Other operating expenses:
Selling, general and administrative	160,258	145,013	314,266	301,784
Other depreciation and amortization	23,019	24,188	46,688	47,328
Restructuring costs	5,448	10	16,698	385
Other expense (income), net	45	(41)	130	605
Operating income	117,494	126,900	214,157	246,334
Interest expense, net	53,479	58,977	107,086	117,446
Income before income tax	64,015	67,923	107,071	128,888
Income tax expense	17,042	19,984	31,975	37,894
Net income	$46,973	$47,939	$75,096	$90,994

Earnings per share
Basic	$0.26	$0.26	$0.41	$0.50
Diluted	$0.26	$0.26	$0.41	$0.49
Weighted average shares outstanding:
Basic	181,012,131	182,468,243	181,005,445	183,071,055
Diluted	181,808,591	183,439,165	181,641,748	184,367,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$46,973	$47,939	$75,096	$90,994
Other comprehensive (loss) income
Foreign currency translation adjustments, net of income tax expense of $0	(4,745)	16,278	(8,161)	16,439
Net gain (loss) on derivatives, net of income tax expense (benefit) of $903 and $(1,298) for the three months ended June 30, 2026 and 2025, respectively, and $2,347 and $(3,991) for the six months ended June 30, 2026 and 2025, respectively	2,738	(3,922)	7,107	(12,063)
Total other comprehensive (loss) income	(2,007)	12,356	(1,054)	4,376
Total comprehensive income	$44,966	$60,295	$74,042	$95,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2025	181,184	$19	$1,725,642	$(69,453)	$(799,954)	$856,254
Net income	—	—	—	—	28,123	28,123
Other comprehensive income	—	—	—	953	—	953
Common Stock-based award activity	164		7,107	—	—	7,107
Repurchase and cancellation of Common Stock	(353)	—	(7,285)	—	—	(7,285)
Withholding taxes on net share settlement of stock-based compensation	—	—	(1,857)	—	—	(1,857)
Dividends	—	—	(12,771)	—	—	(12,771)
Balance at March 31, 2026	180,995	19	1,710,836	(68,500)	(771,831)	870,524
Net income	—	—	—	—	46,973	46,973
Other comprehensive loss	—	—	—	(2,007)	—	(2,007)
Common Stock-based award activity	49	—	7,895	—	—	7,895
Dividends	—	—	(12,868)	—	—	(12,868)
Issuance of Common Stock from the exercise of options	11	—	142	—	—	142
Balance at June 30, 2026	181,055	$19	$1,706,005	$(70,507)	$(724,858)	$910,659

Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024	183,565	$19	$1,836,165	$(70,627)	$(746,964)	$1,018,593
Net income	—	—	—	—	43,055	43,055
Other comprehensive loss	—	—	—	(7,980)	—	(7,980)
Common Stock-based award activity	451	—	8,341	—	—	8,341
Repurchase and cancellation of Common Stock	(1,095)	—	(32,117)	—	—	(32,117)
Issuance of Common Stock from the exercise of options	188	—	2,232	—	—	2,232
Withholding taxes on net share settlement of stock-based compensation	—	—	(7,718)	—	—	(7,718)
Dividends	—	—	(13,044)	—	—	(13,044)
Balance at March 31, 2025	183,109	19	1,793,859	(78,607)	(703,909)	1,011,362
Net income	—	—	—	—	47,939	47,939
Other comprehensive income	—	—	—	12,356	—	12,356
Common Stock-based award activity	63	—	8,373	—	—	8,373
Repurchase and cancellation of Common Stock	(1,533)	—	(40,079)	—	—	(40,079)
Issuance of Common Stock from the exercise of options	598	—	7,808	—	—	7,808
Withholding taxes on net share settlement of stock-based compensation	—	—	(265)	—	—	(265)
Dividends	—	—	(12,899)	—	—	(12,899)
Balance at June 30, 2025	182,237	$19	$1,756,797	$(66,251)	$(655,970)	$1,034,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$75,096	$90,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,690	209,724
Provision for credit losses	39,737	19,756
Gain on sale of rental equipment and other property, plant and equipment	(12,177)	(14,338)
Amortization of debt discounts and debt issuance costs	4,202	6,974
Stock-based compensation expense	15,002	16,714
Deferred income tax expense	23,679	1,129
Other	6,955	2,123
Changes in operating assets and liabilities
Trade receivables	(67,915)	18
Inventories	(3,609)	530
Prepaid expenses and other assets	5,414	10,027
Operating lease assets and liabilities	2,016	239
Accounts payable and other accrued expenses	59,091	80,394
Deferred revenue and customer deposits	18,141	(12,346)
Net cash provided by operating activities	353,322	411,938
Investing activities:
Acquisitions, net of cash acquired	(1,539)	(136,815)
Purchase of rental equipment and refurbishments	(223,974)	(157,821)
Proceeds from sale of rental equipment	33,433	30,332
Purchase of property, plant and equipment	(8,369)	(10,920)
Proceeds from sale of property, plant and equipment	2,924	1,593
Purchases of investments	(1,179)	(68)
Maturities of marketable securities	1,172	600
Net cash used in investing activities	(197,532)	(273,099)
Financing activities:
Receipts from borrowings	278,931	860,307
Repayment of borrowings	(381,431)	(880,890)
Payment of financing costs	—	(7,328)
Payments on finance lease obligations	(14,382)	(11,231)
Receipts from issuance of Common Stock from the exercise of options	142	10,040
Repurchase and cancellation of Common Stock	(7,250)	(73,225)
Taxes paid on employee stock awards	(1,857)	(7,983)
Dividends paid	(25,422)	(25,632)
Net cash used in financing activities	(151,269)	(135,942)
Effect of exchange rate changes on cash and cash equivalents	(941)	952
Net change in cash and cash equivalents	3,580	3,849
Cash and cash equivalents at the beginning of the period	14,587	9,001
Cash and cash equivalents at the end of the period	$18,167	$12,850

Supplemental cash flow information:
Interest paid, net	$103,660	$103,689
Income taxes paid, net	$5,281	$10,812
Capital expenditures accrued or payable	$22,759	$16,035
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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

NOTE 2 - Restructuring
In December 2025, the Company's Board of Directors (the "Board of Directors") approved a comprehensive network optimization initiative (the "Network Optimization Plan") designed to reduce real estate costs while maintaining market coverage and customer service capabilities. The Network Optimization Plan encompassed exiting approximately 665 acres of real estate representing 108 branch and drop lot locations and approximately 25% of the Company's leased acreage. To enable these exits, management identified rental fleet units with a net book value of $312.1 million to be abandoned, representing approximately 53,000 units (approximately 31,000 portable storage units and 22,000 modular space units). For the year ended December 31, 2025, the Company recorded restructuring costs for the Network Optimization Plan of $301.9 million, consisting of accelerated depreciation of rental equipment. As of June 30, 2026, the Company has disposed of approximately 23,000 portable storage units and 11,000 modular space units related to the Network Optimization Plan. The Company expects to substantially complete all real estate exits and related rental equipment disposals under the Network Optimization Plan by 2029.
Expenses associated with the Network Optimization Plan include accelerated depreciation, disposal costs, relocation costs, and other related costs. Disposal costs consist of demolition costs, waste removal fees, and scrapping fees and are recorded within restructuring costs when incurred. Relocation costs consist primarily of costs to relocate units to other branch locations and are recorded within costs of leasing when incurred. The Company does not expect to exit locations until the end of the contractual lease term; therefore, rental expense will continue to be incurred within selling, general and administrative ("SG&A") expense as the Company consumes its right to use the real estate.
The following table presents charges relating to the Network Optimization Plan recognized in the three and six months ended June 30, 2026 and the total costs incurred to date:

(in thousands)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Costs to Date
			As of June 30, 2026
Disposal costs	$5,086	$16,336	$16,336
Relocation costs	715	1,093	1,093
Accelerated depreciation	—	—	301,863
Other costs	362	362	362
Total charges	$6,163	$17,791	$319,654
The following table presents cash activity and balances relating to the Network Optimization Plan liabilities:

(in thousands)	Disposal Costs	Relocation Costs	Other Costs
Liability as of December 31, 2025	$—	$—	$—
Restructuring and related charges	16,336	1,093	362
Cash payments	(14,002)	(590)	(260)
Liability as of June 30, 2026	$2,334	$503	$102
As of June 30, 2026, the Company expects the initiative to result in total future costs of approximately $43 million, consisting of rental equipment disposal costs of approximately $27 million and rental equipment relocation costs of approximately $16 million. The amount and timing of the actual charges may vary due to a variety of factors, including the ability of vendors to accommodate disposal volumes and additional time needed to exit leased properties. The Company’s estimates for the charges discussed above exclude any potential income tax effects.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and six months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
US	$571,557	$550,716	$1,089,117	$1,081,762
Canada	32,088	33,119	57,437	56,318
Mexico	8,506	5,248	14,225	10,554
Total revenues	$612,151	$589,083	$1,160,779	$1,148,634
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

The Company’s revenue by major product and service line for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Modular space leasing revenue(a)	$256,829	$251,374	$500,590	$497,238
Portable storage leasing revenue	74,944	79,563	147,467	156,598
VAPS and third-party leasing revenues(b)	103,386	100,030	200,521	196,369
Other leasing-related revenue(c)	14,525	11,949	26,628	27,101
Leasing revenue	449,684	442,916	875,206	877,306
Delivery and installation revenue	135,844	108,452	235,366	197,113
Total leasing and services revenue	585,528	551,368	1,110,572	1,074,419
New unit sales revenue	14,587	21,620	23,581	44,057
Rental unit sales revenue	12,036	16,095	26,626	30,158
Total revenues	$612,151	$589,083	$1,160,779	$1,148,634
(a) Includes revenue from clearspan structures.
(b) Includes $12.6 million and $9.5 million of service revenue for the three months ended June 30, 2026 and 2025, respectively and $22.8 million and $18.7 million of service revenue for the six months ended June 30, 2026 and 2025, respectively.
(c) Includes primarily damage billings, delinquent payment charges, other processing fees associated with leasing arrangements, and is partially offset by write-offs of specific uncollectible lease receivables recorded as a reduction to revenue of $10.3 million and $15.1 million, for the three months ended June 30, 2026 and 2025, respectively and $23.4 million and $25.7 million for the six months ended June 30, 2026 and 2025, respectively.
Revenue
The majority of revenue (71% and 74% for the three months ended June 30, 2026 and 2025, respectively, and 73% and 75% for the six months ended June 30, 2026, and 2025, respectively) was generated by lease income subject to the guidance of Accounting Standards Codification ("ASC"), Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or the sale of units subject to the guidance of ASC, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
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

Activity in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$62,389	$100,291	$61,755	$101,693
Provision for credit losses	21,950	7,418	39,737	19,756
Write-offs to leasing revenue	(10,348)	(15,072)	(23,373)	(25,661)
Write-offs to delivery and installation revenue	(2,315)	(3,522)	(5,228)	(6,007)
Write-offs to new units sales revenue	(545)	(587)	(1,230)	(1,001)
Write-offs to rental units sales revenue	(408)	(390)	(923)	(667)
Total write-offs recorded as a reduction to revenue, net of recoveries	(13,616)	(19,571)	(30,754)	(33,336)
Foreign currency translation and other	14	222	(1)	247
Balance at end of period	$70,737	$88,360	$70,737	$88,360
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of June 30, 2026 and December 31, 2025, the Company recorded deferred revenue related to service revenue billed in advance of $145.8 million and $134.6 million, respectively. During the three and six months ended June 30, 2026, the Company recognized revenue of $21.5 million and $47.3 million, respectively, for service revenue billed in advance that was recorded as deferred revenue as of December 31, 2025.
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

NOTE 4 - Rental Equipment
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Modular space units	$3,805,857	$3,836,964
Portable storage units	996,648	1,097,908
Value added products	233,429	229,920
Total rental equipment	5,035,934	5,164,792
Less: accumulated depreciation	(1,897,027)	(2,071,471)
Rental equipment, net	$3,138,907	$3,093,321
At June 30, 2026 and December 31, 2025, rental equipment included $137.6 million and $312.1 million, respectively, related to rental fleet assets that the Company intends to dispose of in connection with the Network Optimization Plan. The assets will be derecognized when physically disposed.

NOTE 5 - Intangible Assets
Intangible assets, net at the respective balance sheet dates consisted of the following:

	June 30, 2026
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated impairment loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	2.6	$234,108	$—	$(161,119)	$72,989
Technology	0.0	1,500	—	(1,500)	—
Trade names	1.5	165,500	(132,540)	(27,763)	5,197
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets		$526,108	$(132,540)	$(190,382)	$203,186

	December 31, 2025
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated impairment loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.0	$234,108	$—	$(144,959)	$89,149
Technology	0.5	1,500	—	(1,375)	125
Trade names	1.8	165,500	(132,540)	(23,146)	9,814
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets		$526,108	$(132,540)	$(169,480)	$224,088
Amortization expense related to intangible assets was $10.2 million and $11.8 million for the three months ended June 30, 2026 and 2025, respectively, and $20.9 million and $23.1 million for the six months ended June 30, and 2025, respectively.
As of June 30, 2026, the expected future amortization expense for intangible assets was as follows for the years ended December 31:

(in thousands)
2026 (remaining)	$19,308
2027	33,580
2028	18,037
2029	3,367
2030	3,117
Thereafter	777
Total	$78,186

NOTE 6 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	June 30, 2026	December 31, 2025
ABL Facility	Varies	2030	$1,390,520	$1,491,267
2028 Secured Notes	4.625%	2028	497,307	496,718
2029 Secured Notes	6.625%	2029	494,609	493,803
2030 Secured Notes	6.625%	2030	494,773	494,180
2031 Secured Notes	7.375%	2031	445,671	445,342
Finance Leases	Varies	Varies	172,420	166,858
Total debt			3,495,300	3,588,168
Less: current portion of long-term debt			33,469	31,094
Total long-term debt			$3,461,831	$3,557,074
Maturities of debt, including finance leases, during the periods subsequent to June 30, 2026 are as follows:

(in thousands)
2026 (remaining)	$21,919
2027	38,613
2028	541,107
2029	533,278
2030	1,932,911
Thereafter	483,907
Total	$3,551,735
Asset-Based Lending Facility
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
As of June 30, 2026, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the interest rate swap agreements, was 4.94%. Refer to Note 9 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate revolver commitments and (ii) the borrowing base ("Line Cap"). At June 30, 2026, the Line Cap was $3.0 billion and the Company had $1.5 billion of available borrowing capacity under the ABL Facility, including $1.3 billion under the US Facility and $226.3 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $200.0 million letters of credit and $250.0 million of swingline loans. At June 30, 2026, the available capacity was $175.6 million of letters of credit and $250.0 million of swingline loans. At June 30, 2026, letters of credit and bank guarantees carried fees of 1.50%. The Company had issued $24.4 million of standby letters of credit under the ABL Facility at June 30, 2026. The Company had approximately $1.4 billion outstanding principal under the ABL Facility at June 30, 2026. Debt issuance costs of $15.0 million and $16.7 million were included in the carrying value of the ABL Facility at June 30, 2026 and December 31, 2025, respectively.
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
Finance Leases
The Company maintains finance leases primarily for transportation-related equipment. Obligations under finance leases were $172.4 million at June 30, 2026 and $166.9 million at December 31, 2025.
Covenant Compliance
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of June 30, 2026.

NOTE 7 – Equity
Common Stock
In connection with stock compensation vesting and stock option exercises, the Company issued 223,737 shares of Common Stock during the six months ended June 30, 2026.
Dividends
In February 2025, the Board of Directors approved a quarterly dividend program. Dividends are subject to declaration by the Board of Directors and requirements of the ABL Facility, the indentures governing the Secured Notes, and Delaware law. The Board of Directors declared quarterly dividends of $0.07 per share for the first and second quarters of 2026 and 2025.
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
During the six months ended June 30, 2026 and 2025, respectively, the Company repurchased 352,900 and 2,628,041 shares of Common Stock for $7.3 million and $71.9 million, respectively, excluding excise tax. As of June 30, 2026, $717.1 million of the authorization for future repurchases of Common Stock remained available.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCI"), net of tax, for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30, 2026
(in thousands)	Foreign currency translation	Unrealized (losses) gains on hedging activities	Total
Balance at December 31, 2025	$(66,004)	$(3,449)	$(69,453)
Other comprehensive (loss) income before reclassifications	(3,416)	4,813	1,397
Reclassifications from AOCI to income	—	(444)	(444)
Balance at March 31, 2026	(69,420)	920	(68,500)
Other comprehensive (loss) income before reclassifications	(4,745)	3,057	(1,688)
Reclassifications from AOCI to income	—	(319)	(319)
Balance at June 30, 2026	$(74,165)	$3,658	$(70,507)

	Six Months Ended June 30, 2025
(in thousands)	Foreign currency translation	Unrealized gains (losses) on hedging activities	Total
Balance at December 31, 2024	$(80,720)	$10,093	$(70,627)
Other comprehensive income (loss) before reclassifications	161	(5,710)	(5,549)
Reclassifications from AOCI to income	—	(2,431)	(2,431)
Balance at March 31, 2025	(80,559)	1,952	(78,607)
Other comprehensive income (loss) before reclassifications	16,278	(1,469)	14,809
Reclassifications from AOCI to income	—	(2,453)	(2,453)
Balance at June 30, 2025	$(64,281)	$(1,970)	$(66,251)
The Company reclassified amounts from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. Associated with these reclassifications, the Company recorded tax expense of $0.1 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. The interest rate swaps are discussed in Note 9.

NOTE 8 – Income Taxes
The Company recorded $17.0 million and $32.0 million of income tax expense for the three and six months ended June 30, 2026, respectively, and $20.0 million and $37.9 million for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate was 26.6% and 29.9% for the three and six months ended June 30, 2026, respectively, and 29.4% for both the three and six months ended June 30, 2025.
The effective tax rate for the three and six months ended June 30, 2026 and 2025 was higher than the US federal statutory rate of 21% primarily due to state and provincial taxes, non-deductible executive compensation and a discrete tax expense related to equity compensation.

NOTE 9 - Derivatives
The Company uses interest rate swaps designated as cash flow hedges to manage fluctuations in interest rates on variable rate debt. The gains and losses are recorded in accumulated other comprehensive loss and reclassified into interest expense, net during the hedged interest period. Cash inflows and outflows related to interest rate swaps are presented in interest paid, net within the supplemental section of the condensed consolidated statement of cash flows.
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
The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on

June 30, 2027. At June 30, 2026, the floating rate that the Company received under the terms of these swap agreements was 3.65% for the swap agreements entered in January 2023 and 3.64% for the swap agreements entered in January 2024.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025
Cash Flow Hedges:
Interest rate swaps	Other current assets	$4,874	$24
Interest rate swaps	Accrued expenses	$—	$(1,862)
Interest rate swaps	Other non-current liabilities	$—	$(2,726)
The fair value of the interest rate swaps was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy (see Note 10), and reflected the amount that the Company would receive or pay for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Gain (loss) recognized in OCI	$10,217	$(11,170)
Location of gain recognized in income	Interest expense, net	Interest expense, net
Gain reclassified from AOCI into income	$763	$4,884
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
The Company has assessed that the fair values of cash and short-term deposits, marketable securities, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. The Company's nonfinancial assets, which are measured at fair value on a nonrecurring basis, include rental equipment, property, plant and equipment, goodwill, intangible assets, and certain other assets. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at June 30, 2026 and December 31, 2025 approximate their respective book values. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates.
The fair values of the Secured Notes are based on their last trading price at the end of each period obtained from a third party. The following table shows the carrying amounts and fair values of these financial liabilities measured using Level 2 inputs:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2028 Secured Notes	$497,307	$496,135	$496,718	$498,640
2029 Secured Notes	494,609	511,205	493,803	516,455
2030 Secured Notes	494,773	515,440	494,180	517,465
2031 Secured Notes	445,671	466,110	445,342	470,304
Total	$1,932,360	$1,988,890	$1,930,043	$2,002,864
As of June 30, 2026, the carrying values of the 2028 Secured Notes, the 2029 Secured Notes, the 2030 Secured Notes, and the 2031 Secured Notes included $2.7 million, $5.4 million, $5.2 million, and $4.3 million, respectively, of unamortized debt issuance costs, which were presented as direct reductions of the corresponding liabilities. As of December 31, 2025, the carrying values of the 2028 Secured Notes, the 2029 Secured Notes, the 2030 Secured Notes, and the 2031

Secured Notes included $3.3 million, $6.2 million, $5.8 million, and $4.7 million, respectively, of unamortized debt issuance costs, which were presented as direct reductions of the corresponding liabilities.
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
Restricted Stock Awards
The following table summarizes the Company's RSA activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	67,365	$27.43	36,346	$38.11
Granted	44,219	$26.12	64,070	$27.86
Forfeited	(14,358)	$27.86	—	$—
Vested	(49,712)	$27.86	(32,332)	$38.20
Outstanding at end of period	47,514	$25.62	68,084	$28.42
Compensation expense for RSAs recognized in SG&A expense on the condensed consolidated statements of operations was $0.4 million for both the three months ended June 30, 2026 and 2025. Compensation expense for RSAs recognized in SG&A expense was $0.5 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, unrecognized compensation cost related to RSAs totaled $1.1 million and was expected to be recognized over the remaining weighted average vesting period of 0.9 years.
Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	932,175	$35.95	576,652	$43.87
Granted	1,080,919	$22.53	391,843	$35.27
Forfeited	(54,548)	$32.15	(33,936)	$41.25
Vested	(243,830)	$41.09	(240,020)	$39.90
Outstanding at end of period	1,714,716	$26.88	694,539	$40.52
Compensation expense for Time-Based RSUs recognized in SG&A expense was $4.4 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively. Compensation expense for Time-Based RSUs recognized in SG&A expense was $8.0 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, unrecognized compensation cost related to Time-Based RSUs totaled $34.4 million and was expected to be recognized over the remaining weighted average vesting period of 2.4 years.
For 88,771 Time-Based RSUs granted in February 2026, the awards cliff vest after three years. All other outstanding Time-Based RSUs vest ratably over periods ranging from one year to four years.

Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,188,986	$52.49	1,768,460	$47.02
Granted	331,112	$26.89	406,265	$44.16
Forfeited	(41,581)	$47.59	(30,955)	$55.52
Vested(a)	(314,086)	$69.52	(620,326)	$43.18
Outstanding at end of period	1,164,431	$40.79	1,523,444	$47.65
(a) The Performance-Based RSUs vested at a weighted average of 0% of target, or 0 shares, and 78% of target, or 482,083 shares, during the six months ended June 30, 2026 and 2025, respectively.
Compensation expense for Performance-Based RSUs recognized in SG&A expense was $2.9 million and $5.3 million for the three months ended June 30, 2026 and 2025, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A expense was $5.9 million and $10.9 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, unrecognized compensation cost related to unvested Performance-Based RSUs, assuming maximum attainment of performance-based metrics, totaled $27.9 million, which would be recognized over the remaining weighted average vesting period of 1.4 years.
For 274,410 Performance-Based RSUs granted in February 2026, the awards cliff vest based on the achievement of performance-based conditions over the vesting period of three years. At the end of each fiscal year during the vesting period, the target number of RSUs may be adjusted from 0% to 300% based on the Company's level of attainment of performance measures, including financial return metrics such as Revenue, Return on Invested Capital and Adjusted Free Cash Flow, as defined by the Company's Compensation Committee.
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
For 243,158 Performance-Based RSUs granted in 2021, the awards cliff vest based on achievement of specified share prices of the Company's Common Stock at annual measurement dates over a performance period of 4.8 years. The target number of RSUs may be adjusted from 0 to 583,334 based on the stock price attainment levels defined by the Company's Compensation Committee. The 243,159 RSU target payout is tied to a stock price of $47.50, with a payout ranging from 0 RSUs (for a stock price less than $42.50) to 583,334 RSUs (for a stock price of $60.00 or greater).
All other outstanding Performance-Based RSUs cliff vest based on achievement of the relative TSR of the Company's Common Stock as compared to the TSR of the constituents in the S&P MidCap 400 Index over the vesting period of three years. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Company's Compensation Committee.
Stock Options
The following table summarizes the Company's stock options activity for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	754,188	$16.46	10,884	$13.08
Granted	100,000	$18.83	—	$—
Exercised	—	$—	(10,884)	$13.08
Outstanding at end of period	854,188	$16.74	—	$—

Fully vested and exercisable at end of period	534,188	$13.60	—	$—

The following table summarizes the Company's stock options activity for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	814,889	$12.77
Exercised	—	$—	(786,204)	$12.77
Outstanding at end of period	534,188	$13.60	28,685	$12.86

Fully vested and exercisable at end of period	534,188	$13.60	28,685	$12.86
At June 30, 2026, the intrinsic value of stock options outstanding was $10.4 million, and the intrinsic value of stock options fully vested and exercisable was $8.2 million. At June 30, 2026, the weighted-average remaining contractual term of options fully vested and exercisable was 1.7 years. The weighted-average remaining contractual term of all outstanding options was 4.6 years.
Compensation expense for stock options recognized in SG&A expense was $0.3 million for the three months ended June 30, 2026 and $0.6 million for the six months ended June 30, 2026. At June 30, 2026, unrecognized compensation cost related to stock options totaled $2.1 million and was expected to be recognized over the remaining weighted average vesting period of 1.9 years.
The fair value of each stock option award granted during the six months ended June 30, 2026 was estimated on the grant date using the Black-Scholes option-pricing model. The assumptions are listed in the table below.

Assumptions
Expected volatility	46.30%
Expected dividend	1.50%
Risk-free rate	3.84%
Expected term	6.0 years
Exercise price	$18.83
Weighted-average grant date fair value	$8.09

NOTE 12 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2026, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

The following table sets forth certain information regarding significant revenue and expense categories for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues:
Leasing and services revenue:
Unit leasing and other rental-related	$346,298	$342,886	$674,685	$680,937
VAPS and third-party leasing	103,386	100,030	200,521	196,369
Delivery revenue	59,730	55,384	106,609	104,419
Installation revenue	76,114	53,068	128,757	92,694
Sales revenue:
New units	14,587	21,620	23,581	44,057
Rental units	12,036	16,095	26,626	30,158
Total revenues	612,151	589,083	1,160,779	1,148,634

Less:(a)
Costs of leasing and services:
Unit leasing and other rental-related	88,594	77,096	165,574	148,841
VAPS and third-party leasing	19,519	18,242	38,566	34,567
Delivery	52,008	45,081	93,063	85,636
Installation	58,312	43,073	100,500	76,314
Costs of sales:
New units	9,049	13,552	15,267	28,750
Rental units	6,165	7,525	14,868	15,694
Employee SG&A expense(b)	72,703	67,471	144,412	135,736
Other segment items(c)	77,917	68,130	149,631	145,398
Adjusted EBITDA	$227,884	$248,913	$438,898	$477,698
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
The following table presents reconciliations of the Company’s net income to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$46,973	$47,939	$75,096	$90,994
Income tax expense	17,042	19,984	31,975	37,894
Interest expense, net	53,479	58,977	107,086	117,446
Depreciation and amortization	95,259	112,632	187,690	209,724
Currency losses (gains), net	246	(79)	417	144
Restructuring costs, lease impairment expense and other related charges	5,482	205	16,755	907
Integration and transaction costs	13	1,511	79	1,772
Stock compensation expense	7,895	8,373	15,002	16,714
Other(a)	1,495	(629)	4,798	2,103
Adjusted EBITDA	$227,884	$248,913	$438,898	$477,698
(a) For the six months ended June 30, 2026, other included $1.8 million in non-equity executive transition costs.

NOTE 14 - Earnings Per Share
The following table reconciles the weighted average shares of Common Stock outstanding for the basic earnings per share calculation to the weighted average shares of Common Stock outstanding for the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Numerator:
Net income	$46,973	$47,939	$75,096	$90,994

Denominator:
Weighted average shares outstanding – basic	181,012	182,468	181,005	183,071
Dilutive effect of outstanding securities:
RSAs	31	20	32	21
Time-based RSUs	252	11	153	50
Performance-based RSUs	248	412	227	556
Stock options	266	528	225	669
Weighted average shares outstanding – dilutive	181,809	183,439	181,642	184,367
The following potential shares of Common Stock were excluded from the computation of dilutive EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
RSAs	44	—	22	—
Time-based RSUs	379	634	919	601
Performance-based RSUs	1,413	968	1,443	989
Stock options	—	—	160	—
Total shares	1,836	1,602	2,544	1,590

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the operations and present business environment of WillScot Holdings Corporation (“WillScot”) and its subsidiaries (collectively with WillScot, the “Company,” “we,” “us” or “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto, contained in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q. All references to "Notes" in this MD&A are to the notes to our condensed consolidated financial statements. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and six months ended June 30, 2026 or prior periods.
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

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey space solutions. We offer our customers an extensive selection of space solutions with over 130,000 modular space units and over 174,000 portable storage units in our fleet. Our diverse product offering includes:
•Modular Space Solutions: modular office complexes, mobile offices, classrooms, ground level offices, blast-resistant modules, clearspan structures, and sanitation solutions.
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
We operate a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, sitework, installation, disassembly, removal and other services to our customers for an additional fee as part of our leasing and sales operations. We also provide other services to our customers, including technical expertise and oversight regarding building design and permitting, site preparation, and project management, including expansion or contraction of installed space based on changes in project requirements. We serve diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of June 30, 2026, our branch network included approximately 240 branch locations and additional drop lots to service our over 85,000 customers.
We primarily lease, rather than sell, our space solutions to customers, which results in a diversified and predictable recurring revenue stream. Over 90% of new lease orders are on our standard lease agreement, pre-negotiated master lease, or enterprise account agreements. Rental contracts with customers are generally based on a 28-day or monthly rate and billing cycle. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term and continue until cancelled by the customer or us. As our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our consolidated lease portfolio, excluding seasonal portable storage units, was approximately 41 months as of June 30, 2026. We believe our lease revenue is predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits, and redeploy capital employed in our lease fleet.
Our customers operate in diversified end markets, including construction and infrastructure, commercial and industrial, energy and natural resources, and government and institutions. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several leading market indicators to predict demand, including Gross Domestic Product in North America, the Architecture Billings Index, and non-residential construction square foot starts. These indicators, among others, support our demand forecast for our two largest end markets, the commercial and industrial sector and the construction and infrastructure market, which collectively accounted for approximately 86% of our revenues for the six months ended June 30, 2026.
Significant Developments
Network Optimization Plan
In December 2025, we finalized our multi-year Network Optimization Plan, identifying real estate locations for exit, which was approved by the Board of Directors. We believe these actions will reduce expected annual real estate cost increases, leave adequate idle fleet to meet future projected demand, and maintain market coverage and customer service capabilities. Exiting those locations necessitates the disposal of certain rental equipment. The Network Optimization Plan encompasses exiting approximately 665 acres of real estate over four years, representing 108 branch and drop lot locations and approximately 25% of our leased acreage. To enable these exits, we identified rental fleet units with a net book value of $312.1 million to be abandoned, representing approximately 53,000 units (approximately 31,000 portable storage units and 22,000 modular space units), concentrated on long idle, nonstandard, or higher repair cost units.
As of June 30, 2026, the Company has disposed of approximately 23,000 portable storage units and 11,000 modular space units related to the Network Optimization Plan. Portable storage units were generally recycled, for which we received proceeds to partially offset the cash paid for the disposal of modular units. For the six months ended June 30, 2026, we recorded restructuring and other related costs for the Network Optimization Plan of $17.8 million, consisting primarily of asset disposal costs. Total cash paid to implement the Network Optimization plan was $14.9 million for the six months ended June 30, 2026, and was partially offset by total cash proceeds of $6.8 million from portable storage unit recycling. As of June 30, 2026, we expect the initiative to result in total future costs of approximately $43 million, consisting of rental equipment disposal costs of approximately $27 million and rental equipment relocation costs of approximately $16 million.
Dividends
In February and May 2026, our Board of Directors declared quarterly dividends of $0.07 per share. Dividends paid were $25.4 million for the six months ended June 30, 2026. We intend to continue our quarterly dividend program, subject to Board approval, the requirements of our debt instruments, and based on available cash flow, capital allocation priorities, and market conditions.
Share Repurchases
During the six months ended June 30, 2026, we repurchased 352,900 shares of Common Stock for $7.3 million, excluding excise tax. As of June 30, 2026, $717.1 million of the authorization for future repurchases of the Common Stock remained available. We executed share repurchases as part of our capital allocation strategy to enhance shareholder value and optimize capital deployment in light of current market valuations. Refer to Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q for more information on our share repurchase program.
Second Quarter Summary
For the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, results and key drivers of our financial performance included the following:
•Total revenues increased $23.1 million, or 3.9%, to $612.2 million. The increase in revenue was driven by a $27.4 million increase in delivery and installation revenue related to increased sitework for large complex projects and improved activation activity and a $6.8 million increase in leasing revenue. The increases were partially due to $12.6 million of total revenue, including both leasing and delivery and installation, associated with a significant event project in the three months ended June 30, 2026. The increase in total revenue was partially offset by a $7.0 million decline in new sales and a $4.1 million decline in rental unit sales.
•Leasing revenue increased $6.8 million, or 1.5%, primarily driven by a $5.5 million, or 2.2%, increase in modular space leasing revenue, a $3.4 million, or 3.4%, increase in VAPS and third-party leasing revenue, and a decrease of $4.7 million of write-offs of aged receivables recorded as a reduction to revenue. The increase was partially offset by a $4.6 million, or 5.8%, decrease in portable storage leasing revenue.
~~•~~Delivery and installation revenue increased $27.4 million, or 25.3%, driven by an increase in large complex projects and higher overall activity.
•Sales revenue: new unit sales revenue decreased $7.0 million, or 32.5%, and rental unit sales revenue decreased $4.1 million, or 25.2%.
•Generated net income of $47.0 million for the three months ended June 30, 2026, representing a decrease of $1.0 million, or 2.0%, as compared to the same period in 2025. Discrete costs during the period included $6.2 million of charges related to the Network Optimization Plan.
•Generated Adjusted EBITDA of $227.9 million for the three months ended June 30, 2026, representing a decrease of $21.0 million, or 8.4%, as compared to the same period in 2025.
•Net cash provided by operating activities decreased $43.0 million to $162.3 million for the three months ended June 30, 2026. The decrease in net cash provided by operating activities included $6.1 million of cash outflows related to the execution of our Network Optimization Plan.
•Net cash used in investing activities decreased $95.1 million to $113.0 million. The three months ended June 30, 2025 included $133.8 million in cash used for acquisitions. Capital expenditures for rental equipment increased $36.8 million for the three months ended June 30, 2026. The increase in capital expenditures was driven by increased investments in differentiated fleet to support activations for large complex projects. Net capital expenditures ("Net CAPEX") increased $38.8 million for the three months ended June 30, 2026.
•Generated Adjusted Free Cash Flow of $55.1 million for the three months ended June 30, 2026 as compared to $130.3 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, we deployed Adjusted Free Cash Flow to:

•Reduce outstanding borrowings under the senior secured asset-based revolving credit facility (the “ABL Facility”) by $25.6 million.
•Pay a $0.07 per share dividend, returning $12.7 million to our shareholders.
We believe that the predictability of our Adjusted Free Cash Flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities that we see in the market, maintaining appropriate leverage, executing accretive acquisitions, and returning capital to shareholders via share repurchases and dividend distributions. We also believe our strong operating cash flow generation, countercyclical Net CAPEX profile, and $1.5 billion of available borrowing capacity under our ABL Facility, provide ample liquidity to execute our strategy.
In addition to using GAAP financial measures to evaluate our operating results, we use Adjusted EBITDA, Net CAPEX, and Adjusted Free Cash Flow, which are non-GAAP financial measures. As such, we include in this Form 10-Q reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures. These reconciliations and descriptions of why we believe these measures provide useful information to investors, as well as a description of the limitations of these measures are included in "Reconciliation of Non-GAAP Financial Measures."

Consolidated Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Certain consolidated results of operations for the three months ended June 30, 2026 and 2025 are presented below.

	Three Months Ended June 30,		2026 vs. 2025 $ Change
(in thousands)	2026	2025
Revenues:
Leasing and services revenue:
Leasing	$449,684	$442,916	$6,768
Delivery and installation	135,844	108,452	27,392
Sales revenue:
New units	14,587	21,620	(7,033)
Rental units	12,036	16,095	(4,059)
Total revenues	612,151	589,083	23,068
Costs:
Costs of leasing and services:
Leasing	108,113	95,338	12,775
Delivery and installation	110,320	88,154	22,166
Costs of sales:
New units	9,049	13,552	(4,503)
Rental units	6,165	7,525	(1,360)
Depreciation of rental equipment	72,240	88,444	(16,204)
Gross profit	306,264	296,070	10,194
Other operating expenses:
Selling, general and administrative	160,258	145,013	15,245
Other depreciation and amortization	23,019	24,188	(1,169)
Restructuring costs	5,448	10	5,438
Other expense (income), net	45	(41)	86
Operating income	117,494	126,900	(9,406)
Interest expense, net	53,479	58,977	(5,498)
Income before income tax	64,015	67,923	(3,908)
Income tax expense	17,042	19,984	(2,942)
Net income	$46,973	$47,939	$(966)

	Three Months Ended June 30,		2026 vs. 2025 Change
(in thousands, except units on rent and monthly rental rate)	2026	2025
Adjusted EBITDA	$227,884	$248,913	$(21,029)
Capital expenditures for rental equipment	$122,034	$85,269	$36,765
Net CAPEX	$113,747	$74,984	$38,763
Average modular space units on rent	89,835	90,285	(450)
Average modular space utilization rate	69.2%	59.6%	960	bps
Average modular space monthly rental rate	$1,272	$1,237	$35
Average portable storage units on rent	100,270	107,514	(7,244)
Average portable storage utilization rate	57.3%	50.8%	650	bps
Average portable storage monthly rental rate	$287	$282	$5
Comparison of Three Months Ended June 30, 2026 and 2025
Revenue: Total revenue increased $23.1 million, or 3.9%, to $612.2 million for the three months ended June 30, 2026 from $589.1 million for the three months ended June 30, 2025. The increase in revenue was primarily driven by a $27.4 million increase in delivery and installation revenue related to improved activation activity in the quarter, increased sitework for large complex projects, and a $6.8 million increase in leasing revenue. The increases were partially due to $12.6 million of total revenue, including both leasing and delivery and installation, associated with a significant event project in the three months ended June 30, 2026. The increase in total revenue was partially offset by a $7.0 million decline in new sales compared to the same period in 2025.
Leasing revenue increased $6.8 million, or 1.5%, as compared to the same period in 2025, primarily driven by a $5.5 million, or 2.2%, increase in modular space leasing revenue, a $3.4 million, or 3.4%, increase in VAPS and third-party leasing revenue, and a decrease of $4.7 million of write-offs of aged receivables recorded as a reduction to revenue. The increase was partially offset by a $4.6 million, or 5.8%, decrease in portable storage leasing revenue. Delivery and installation revenue increased $27.4 million, or 25.3%, primarily driven by an increase in activations and sitework for large complex projects. New unit sales decreased $7.0 million, or 32.5% and rental unit sales decreased $4.1 million, or 25.2%.
Total average units on rent for the three months ended June 30, 2026 and 2025 were 190,105 and 197,799, respectively, representing a decrease of 7,694 units, or 3.9%. Lower demand was driven by reduced non-residential construction project starts due to higher interest rates and increased economic uncertainty, partially offset by increased demand for large complex projects like data centers and a significant event project in the three months ended June 30, 2026.
Modular space average units on rent decreased 450 units, or 0.5%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The average modular space utilization rate during the three months ended June 30, 2026 was 69.2% as compared to 59.6% during the same period in 2025 due to a decrease in the number of modular space units in our fleet as a result of our Network Optimization Plan. The decline in modular space units on rent was primarily driven by weaker non-residential construction starts, partially offset by increased demand for large complex projects.
Portable storage average units on rent decreased by 7,244 units, or 6.7%, for the three months ended June 30, 2026 driven by lower demand. The average portable storage unit utilization rate during the three months ended June 30, 2026 was 57.3% as compared to 50.8% during the same period in 2025 due to a decrease in the number of portable storage units in our fleet as a result of our Network Optimization Plan.
Modular space average monthly rental rates increased 2.8% year over year to $1,272 for the three months ended June 30, 2026, driven by our long-term price optimization strategies and VAPS penetration opportunities. Average portable storage monthly rental rates increased 1.8% year over year to $287 for the three months ended June 30, 2026 as a result of the mix effects from higher rates on climate-controlled containers and trailers. Total VAPS revenues, which are included in leasing revenue, increased to $103.4 million for the three months ended June 30, 2026 from $100.0 million for the three months ended June 30, 2025.
Gross profit: Gross profit increased $10.2 million, or 3.4%, to $306.3 million for the three months ended June 30, 2026 from $296.1 million for the three months ended June 30, 2025. The increase in gross profit was a result of a $16.2 million decrease in depreciation of rental equipment resulting from our Network Optimization Plan and increased delivery and installation gross profit of $5.2 million. The increase in gross profit was partially offset by a $6.0 million decrease in leasing gross profit and a $5.2 million decrease in new and rental unit sales gross profit. The decrease in leasing gross profit was primarily driven by a decline in units on rent over the course of 2025, partially offset by a sequential increase in units on rent. The decrease was also driven by an $12.8 million increase in cost of leasing as further described below during the three months ended June 30, 2026.
Cost of leasing and services increased by $34.9 million, or 19.0%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 to support increased activations, including additional large complex project demand, driven primarily by an increase in subcontractor costs of $23.7 million, or 37.4%, and an increase in labor costs of $7.3 million, or 10.5%. These increased costs drove a $15.2 million increase to installation expense and a $12.8 million increase to cost of leasing.
Cost of sales decreased by $5.9 million, or 27.8%, primarily driven by lower sales volume. Our resulting gross profit percentage was 50.0% and 50.3% for the three months ended June 30, 2026 and 2025, respectively.
Selling, general and administrative expense ("SG&A"): SG&A increased $15.2 million, or 10.5%, to $160.3 million for the three months ended June 30, 2026, as compared to $145.0 million for the three months ended June 30, 2025. The increase was driven by a a $16.4 million increase in the provision for credit losses and a $5.2 million increase in employee SG&A, excluding stock compensation, which was primarily related to variable compensation. These increased costs were partially offset by a $2.3 million decrease in service agreements and professional fees and a $1.4 million decrease in travel and entertainment expense. The $16.4 million increase in the provision for credit losses was partially offset by a decrease in accounts receivable write-offs recorded as a reduction to revenue for a net decrease to income before income tax of $10.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Adjusted EBITDA: Adjusted EBITDA decreased $21.0 million, or 8.4%, to $227.9 million for the three months ended June 30, 2026 from $248.9 million for the three months ended June 30, 2025. The decrease was driven by a $6.0 million decrease in leasing gross profit, a $5.2 million decrease in new and rental unit sales gross profit, and a $15.2 million increase in SG&A. This decrease was partially offset by increased delivery and installation gross profit of $5.2 million.
Other depreciation and amortization: Other depreciation and amortization decreased $1.2 million to $23.0 million for the three months ended June 30, 2026 as compared to $24.2 million for the three months ended June 30, 2025.
Restructuring costs: Restructuring costs of $5.4 million for the three months ended June 30, 2026 were primarily due to asset disposal costs as part of the Network Optimization Plan implemented in December 2025.
Interest expense, net: Interest expense, net decreased $5.5 million, or 9.3%, to $53.5 million for the three months ended June 30, 2026 from $59.0 million for the three months ended June 30, 2025. The decrease in net interest expense was driven by a decrease in outstanding debt and our overall weighted average interest rate.
Income tax expense: Income tax expense decreased $2.9 million to $17.0 million for the three months ended June 30, 2026 compared to $20.0 million for the three months ended June 30, 2025. The decrease in expense was primarily driven by a decrease in income before income tax for the three months ended June 30, 2026.
Capital expenditures for rental equipment: Capital expenditures for rental equipment increased $36.8 million, to $122.0 million for the three months ended June 30, 2026 from $85.3 million for the three months ended June 30, 2025 as a result of new fleet investments in FLEX and complex units and increased investments in refurbishments to provide capacity to deliver on large project demand. Net CAPEX increased $38.8 million, or 43.1%, to $113.7 million for the three months ended June 30, 2026 from $75.0 million for the three months ended June 30, 2025, primarily driven by the increase in capital expenditures for rental equipment.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Certain consolidated results of operations for the six months ended June 30, 2026 and 2025 are presented below.

	Six Months Ended June 30,		2026 vs. 2025 $ Change
(in thousands)	2026	2025
Revenues:
Leasing and services revenue:
Leasing	$875,206	$877,306	$(2,100)
Delivery and installation	235,366	197,113	38,253
Sales revenue:
New units	23,581	44,057	(20,476)
Rental units	26,626	30,158	(3,532)
Total revenues	1,160,779	1,148,634	12,145
Costs:
Costs of leasing and services:
Leasing	204,140	183,408	20,732
Delivery and installation	193,563	161,950	31,613
Costs of sales:
New units	15,267	28,750	(13,483)
Rental units	14,868	15,694	(826)
Depreciation of rental equipment	141,002	162,396	(21,394)
Gross profit	591,939	596,436	(4,497)
Other operating expenses:
Selling, general and administrative	314,266	301,784	12,482
Other depreciation and amortization	46,688	47,328	(640)
Restructuring costs	16,698	385	16,313
Other expense, net	130	605	(475)
Operating income	214,157	246,334	(32,177)
Interest expense, net	107,086	117,446	(10,360)
Income before income tax	107,071	128,888	(21,817)
Income tax expense	31,975	37,894	(5,919)
Net income	$75,096	$90,994	$(15,898)

	Six Months Ended June 30,		2026 vs. 2025 Change
(in thousands, except units on rent and monthly rental rate)	2026	2025
Adjusted EBITDA	$438,898	$477,698	$(38,800)
Capital expenditures for rental equipment	$223,974	$157,821	$66,153
Net CAPEX	$203,093	$136,816	$66,277
Average modular space units on rent	88,784	90,398	(1,614)
Average modular space utilization rate	68.6%	59.5%	910	bps
Average modular space monthly rental rate	$1,256	$1,222	$34
Average portable storage units on rent	99,318	109,079	(9,761)
Average portable storage utilization rate	56.6%	53.4%	320	bps
Average portable storage monthly rental rate	$285	$274	$11

Comparison of Six Months Ended June 30, 2026 and 2025
Revenue: Total revenue increased $12.1 million, or 1.1%, to $1,160.8 million for the six months ended June 30, 2026 from $1,148.6 million for the six months ended June 30, 2025. The increase in revenue was driven by a $38.3 million increase in delivery and installation revenue related to improved activation activity and increased sitework for large complex projects. These increases were partially due to $14.0 million of total revenue, including both leasing and delivery and installation, associated with a significant event project in the six months ended June 30, 2026.
Leasing revenue decreased $2.1 million, or 0.2%, as compared to the same period in 2025, primarily driven by a $9.1 million, or 5.8%, decrease in portable storage leasing revenue. The decrease was partially offset by a $4.2 million, or 2.1%, increase in VAPS and third-party leasing revenue and a $3.4 million, or 0.7%, increase in modular space leasing revenue. New unit sales decreased $20.5 million, or 46.5%, and rental unit sales decreased $3.5 million, or 11.7%, due to lower sales volume.
Total average units on rent for the six months ended June 30, 2026 and 2025 were 188,102 and 199,477, respectively. Lower demand was driven by reduced non-residential construction project starts due to higher interest rates and increased economic uncertainty, partially offset by increased demand for large complex projects like data centers.
Modular space average units on rent decreased 1,614 units, or 1.8%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decline in modular space units on rent was primarily driven by weaker non-residential construction starts, partially offset by increased demand for large complex projects. The average modular space utilization rate during the six months ended June 30, 2026 was 68.6% as compared to 59.5% during the same period in 2025 due to a decrease in the number of modular space units in our fleet as a result of our Network Optimization Plan.
Portable storage average units on rent decreased by 9,761 units, or 8.9%, for the six months ended June 30, 2026 driven by lower demand in 2026. The average portable storage utilization rate during the six months ended June 30, 2026 was 56.6% as compared to 53.4% during the same period in 2025 due to a decrease in the number of portable storage space units in our fleet as a result of our Network Optimization Plan.
Modular space average monthly rental rates increased 2.8% to $1,256 for the six months ended June 30, 2026, driven by our long-term price optimization strategies and VAPS penetration opportunities. Average portable storage monthly rental rates increased 4.0% to $285 for the six months ended June 30, 2026 as a result of the mix effects from higher rates on climate-controlled containers and trailers. Total VAPS revenues, which are included in leasing revenues, increased to $200.5 million for the six months ended June 30, 2026 from $196.4 million for the six months ended June 30, 2025.
Gross profit: Gross profit decreased $4.5 million, or 0.8%, to $591.9 million for the six months ended June 30, 2026 from $596.4 million for the six months ended June 30, 2025. The decrease in gross profit was primarily a result of a $22.8 million decrease in leasing gross profit and a $9.7 million decrease in new and rental unit sales gross profit. The decrease was partially offset by a $21.4 million decrease in depreciation of rental equipment from our Network Optimization Plan and increased delivery and installation gross profit of $6.6 million. The decrease in leasing gross profit was due to the decline in units on rent, as well as an increase in variable costs to support increased activations during the quarter.
Cost of leasing and services increased by $52.3 million, or 15.2%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 to support increased activations, including additional large complex project demand, driven primarily by an increase in subcontractor costs of $33.4 million, or 29.0%, and an increase in labor cost of $10.1 million, or 7.5%. These increased costs drove a $24.2 million increase to installation expense and an $20.7 million increase to cost of leasing.
Cost of sales decreased by $14.3 million, or 32.2%, primarily driven by lower sales volume. Our resulting gross profit percentage was 51.0% and 51.9% for the six months ended June 30, 2026 and 2025, respectively.
Selling, general and administrative expense: SG&A increased $12.5 million, or 4.1%, to $314.3 million for the six months ended June 30, 2026, as compared to $301.8 million for the six months ended June 30, 2025. The increase was primarily driven by a $19.1 million, or 198.3%, increase in the provision for credit losses and a $8.7 million increase in employee SG&A, excluding stock compensation, which was primarily related to variable compensation. These increased costs were partially offset by a $6.7 million, or 38.8%, decrease in travel and entertainment expense and a $5.6 million, or 13.7%, decrease in service agreements and professional fees. The $19.1 million increase in the provision for credit losses was partially offset by a decrease in accounts receivable write-offs recorded as a reduction to revenue for a net decrease to income before income tax of $16.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Adjusted EBITDA: Adjusted EBITDA decreased $38.8 million, or 8.1%, to $438.9 million for the six months ended June 30, 2026 from $477.7 million for the six months ended June 30, 2025. The decrease was driven by increased cost of leasing of $20.7 million, increased SG&A of $12.5 million, and decreased new and rental unit sales gross profit of $9.7 million. The decrease was partially offset by increased delivery and installation gross profit of $6.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Other depreciation and amortization: Other depreciation and amortization decreased $0.6 million to $46.7 million for the six months ended June 30, 2026 as compared to $47.3 million for the six months ended June 30, 2025.

Interest expense, net: Interest expense decreased $10.4 million to $107.1 million for the six months ended June 30, 2026 from $117.4 million for the six months ended June 30, 2025. The decrease in net interest expense was driven by a decrease in outstanding debt and our overall weighted average interest rate.
Income tax expense: Income tax expense decreased $5.9 million to $32.0 million for the six months ended June 30, 2026 from $37.9 million for the six months ended June 30, 2025. The decrease in expense was driven by a decrease in income before income tax for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Capital expenditures for rental equipment: Capital expenditures for rental equipment increased $66.2 million, or 41.9%, to $224.0 million for the six months ended June 30, 2026 from $157.8 million for the six months ended June 30, 2025 as a result of new fleet investments in FLEX and complex units and increased investments in refurbishments to provide capacity to deliver on large project demand. Net CAPEX increased $66.3 million, or 48.4%, to $203.1 million for the six months ended June 30, 2026 from $136.8 million for the six months ended June 30, 2025, primarily driven by the increase in capital expenditures for rental equipment.

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

The following table provides reconciliations of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$46,973	$47,939	$75,096	$90,994
Income tax expense	17,042	19,984	31,975	37,894
Interest expense, net	53,479	58,977	107,086	117,446
Depreciation and amortization	95,259	112,632	187,690	209,724
Currency losses (gains), net	246	(79)	417	144
Restructuring costs, lease impairment expense and other related charges	5,482	205	16,755	907
Integration and transaction costs	13	1,511	79	1,772
Stock compensation expense	7,895	8,373	15,002	16,714
Other(a)	1,495	(629)	4,798	2,103
Adjusted EBITDA	$227,884	$248,913	$438,898	$477,698
(a) For the six months ended June 30, 2026, other included $1.8 million in non-equity executive transition costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Purchase of rental equipment and refurbishments	$(122,034)	$(85,269)	$(223,974)	$(157,821)
Proceeds from sale of rental equipment	14,155	16,269	33,433	30,332
Less: Proceeds from sale of rental equipment for Network Optimization Plan	(2,338)	—	(6,805)	—
Less: Proceeds from sale of rental equipment for real estate exits prior to approval of the Network Optimization Plan	(89)	—	(302)	—
Net CAPEX for Rental Equipment	(110,306)	(69,000)	(197,648)	(127,489)
Purchase of property, plant and equipment	(4,740)	(6,286)	(8,369)	(10,920)
Proceeds from the sale of property, plant and equipment	1,299	302	2,924	1,593
Net CAPEX	$(113,747)	$(74,984)	$(203,093)	$(136,816)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$162,264	$205,311	$353,322	$411,938
Purchase of rental equipment and refurbishments	(122,034)	(85,269)	(223,974)	(157,821)
Proceeds from sale of rental equipment	14,155	16,269	33,433	30,332
Purchase of property, plant and equipment	(4,740)	(6,286)	(8,369)	(10,920)
Proceeds from sale of property, plant and equipment	1,299	302	2,924	1,593
Cash paid to implement Network Optimization Plan	6,057	—	14,852	—
Proceeds from sale of rental equipment for Network Optimization Plan	(2,338)	—	(6,805)	—
Cash paid to implement real estate exits prior to approval of the Network Optimization Plan	140	—	919	—
Proceeds from sale of rental equipment for real estate exits prior to approval of the Network Optimization Plan	(89)	—	(302)	—
Cash paid for executive transition costs	372	—	4,642	—
Adjusted Free Cash Flow	$55,086	$130,327	$170,642	$275,122

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
Borrowing availability under our ABL Facility is equal to the lesser of $3.0 billion and the applicable borrowing bases. The borrowing bases are a function of, among other considerations, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At June 30, 2026, we had $1.5 billion of available borrowing capacity under the ABL Facility.

Cash Flows
The following summarizes our change in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$353,322	$411,938
Net cash used in investing activities	(197,532)	(273,099)
Net cash used in financing activities	(151,269)	(135,942)
Effect of exchange rate changes on cash and cash equivalents	(941)	952
Net change in cash and cash equivalents	$3,580	$3,849
Comparison of the Six Months Ended June 30, 2026 and 2025
Cash flows from operating activities
Net cash provided by operating activities for the six months ended June 30, 2026 was $353.3 million as compared to $411.9 million for the six months ended June 30, 2025, a decrease of $58.6 million. The decrease in net cash provided by operating activities resulted from a $65.7 million decrease in the net movements of the operating assets and liabilities. The decrease in net cash provided by operating activities included $19.5 million of cash outflows related to the execution of our Network Optimization Plan and executive transition costs.
Cash flows from investing activities
Net cash used in investing activities for the six months ended June 30, 2026 was $197.5 million as compared to $273.1 million for the six months ended June 30, 2025, a $75.6 million decrease in net cash used in investing activities. The decrease in net cash used in investing activities resulted from a $135.3 million decrease in cash used in acquisitions, net of cash acquired. The decrease was partially offset by a $66.2 million increase in the purchase of rental equipment and refurbishments during the six months ended June 30, 2026 as a result of increased investments in refurbishments and new fleet investments in FLEX and complex units to provide capacity to deliver on large project demand.
Cash flows from financing activities
Net cash used in financing activities for the six months ended June 30, 2026 was $151.3 million as compared to $135.9 million for the six months ended June 30, 2025, an increase of $15.3 million. The increase was primarily due to a $81.9 million increase in repayments of borrowings, net of receipts from borrowings. The increase was partially offset by a $66.0 million decrease in cash used for the repurchase and cancellation of Common Stock during the six months ended June 30, 2026.
Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to the ABL Facility, 2028 Secured Notes, 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, and finance leases totaling $3.5 billion as of June 30, 2026, $33.5 million of which is obligated to be repaid within the next twelve months. The Company has no maturities of debt until 2028 other than for finance leases. Refer to Note 6 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of June 30, 2026, the Company had lease obligations of $356.4 million, with $75.2 million payable within the next twelve months.
Other
In addition to the cash requirements described above, the Company has a dividend program subject to quarterly declaration by the Board of Directors as well as a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock. As of June 30, 2026, $717.1 million of the authorization for future repurchases of our Common Stock remained available. These programs do not obligate the Company to issue dividends or repurchase shares.

Critical Accounting Estimates
The Company's discussion and analysis of its financial condition, results of operations, liquidity and capital resources is based on its condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that management makes estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and the related disclosure of contingent assets and liabilities. The Company's management bases these estimates on historical experience and on various other assumptions that they consider reasonable under the circumstances and reevaluate their estimates and judgments as appropriate. The actual results may differ materially and adversely from its estimates. For a complete discussion of the Company's significant critical accounting estimates, see the “Critical Accounting Estimates” section in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K"). There were no significant changes to the Company's critical accounting estimates during the six months ended June 30, 2026.

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

•impairment of our goodwill and intangible assets;
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.4 billion in outstanding principal under the ABL Facility at June 30, 2026. To manage interest rate risk, in January 2024 and January 2023, we executed interest rate swap agreements relating to an aggregate of $500.0 million and $750.0 million, respectively, in notional amount of variable-rate debt under our ABL Facility. The January 2024 and January 2023 swap agreements provide for us to pay effective fixed interest rates of 3.70% and 3.44% per annum, respectively, and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased quarter to date interest expense by approximately $0.4 million based on outstanding borrowings at June 30, 2026. Excluding the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased quarter to date interest expense by approximately $3.5 million based on outstanding borrowings at June 30, 2026.
Foreign Currency Risk
We currently generate approximately 94% of our consolidated net revenues in the US, and the reporting currency for our condensed consolidated financial statements is the US dollar. However, we are exposed to currency risk through our operations in Canada and Mexico. For the operations outside the US, we bill customers primarily in their local currency, which is subject to foreign currency rate changes. As our net revenues and expenses generated outside of the US increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Since we recognize foreign revenues in local foreign currencies, if the US dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the US dollar for consolidation into our condensed consolidated financial statements.
In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions and rental equipment purchases denominated in currencies other than the functional currency of the purchasing entity. These exposures are included in other expenses, net, on the condensed consolidated statements of operations.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of June 30, 2026, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchase of Common Stock during the second quarter of 2026.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
April 1, 2026 to April 30, 2026	—	$—	—	$717.1
May 1, 2026 to May 31, 2026	—	$—	—	$717.1
June 1, 2026 to June 30, 2026	—	$—	—	$717.1
Total	—	$—	—
In September 2024, our Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1.0 billion of its outstanding shares of Common Stock and Equivalents. The stock repurchase program does not obligate us to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, and other considerations. We may repurchase our shares in open market transactions or through privately negotiated transactions in accordance with federal securities laws, at our discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time and remains subject to the discretion of our Board of Directors. The program is expected to be implemented over the course of several years and will be conducted subject to the covenants in our ABL Facility and the indentures governing our Senior Secured Notes. There were no repurchases of shares under the share repurchase program during the second quarter of 2026. As of June 30, 2026, $717.1 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     Exhibits

Exhibit No.	Exhibit Description
10.1	WillScot Holdings Corporation 2026 Incentive Award Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 22, 2026)†
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
* Filed herewith
** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act
† Indicates a management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Holdings Corporation

		By:	/s/ MATTHEW T. JACOBSEN
Dated:	August 6, 2026		Matthew T. Jacobsen
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)