Form 10-Q
period 2026-09-30
WillScot Holdings Corp
filed 2026-11-05
CIK 1647088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Shares of Common Stock, par value $0.0001 per share, outstanding: 181,685,078 shares at October 29, 2026.

WILLSCOT HOLDINGS CORPORATION
Quarterly Report on Form 10-Q

PART I - Financial Information

ITEM 1.    Financial Statements

WillScot Holdings Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$15,106	$14,587
Trade receivables, net of allowances for credit losses at September 30, 2026 and December 31, 2025 of $70,905 and $61,755, respectively	416,518	394,708
Inventories	50,969	45,560
Prepaid expenses	17,996	27,709
Other current assets	56,060	41,328
Assets held for sale	1,159	1,159
Total current assets	557,808	525,051
Rental equipment, net	3,184,873	3,093,321
Property, plant and equipment, net	401,452	390,220
Operating lease assets	290,723	310,662
Goodwill	1,256,617	1,257,612
Intangible assets, net	193,313	224,088
Other non-current assets	28,025	15,213
Total long-term assets	5,355,003	5,291,116
Total assets	$5,912,811	$5,816,167
Liabilities and equity
Accounts payable	$161,442	$109,864
Accrued expenses	155,371	125,896
Accrued employee benefits	39,647	36,176
Deferred revenue and customer deposits	256,121	237,322
Operating lease liabilities – current	69,967	70,752
Current portion of long-term debt	35,174	31,094
Total current liabilities	717,722	611,104
Long-term debt	3,414,111	3,557,074
Deferred tax liabilities	534,577	492,332
Operating lease liabilities - non-current	225,974	241,933
Other non-current liabilities	61,136	57,470
Long-term liabilities	4,235,798	4,348,809
Total liabilities	4,953,520	4,959,913
Preferred Stock: $0.0001 par, 1,000,000 shares authorized and zero shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common Stock: $0.0001 par, 500,000,000 shares authorized and 181,685,078 and 181,184,438 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	19	19
Additional paid-in-capital	1,702,566	1,725,642
Accumulated other comprehensive loss	(70,011)	(69,453)
Accumulated deficit	(673,283)	(799,954)
Total shareholders' equity	959,291	856,254
Total liabilities and shareholders' equity	$5,912,811	$5,816,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Leasing and services revenue:
Leasing	$451,701	$434,224	$1,326,907	$1,311,530
Delivery and installation	120,866	98,517	356,232	295,630
Sales revenue:
New units	14,377	18,370	37,958	62,427
Rental units	14,394	15,730	41,020	45,888
Total revenues	601,338	566,841	1,762,117	1,715,475
Costs:
Costs of leasing and services:
Leasing	102,840	97,551	306,980	280,959
Delivery and installation	102,824	82,058	296,387	244,008
Costs of sales:
New units	8,313	13,806	23,580	42,556
Rental units	7,415	8,174	22,283	23,868
Depreciation of rental equipment	75,138	83,634	216,140	246,030
Gross profit	304,808	281,618	896,747	878,054
Other operating expenses:
Selling, general and administrative	154,481	137,767	468,747	439,551
Other depreciation and amortization	22,456	24,424	69,144	71,752
Restructuring costs	1,383	(68)	18,081	317
Other expense, net	242	689	372	1,294
Operating income	126,246	118,806	340,403	365,140
Interest expense, net	53,197	58,466	160,283	175,912
Loss on extinguishment of debt	1,777	—	1,777	—
Income before income tax	71,272	60,340	178,343	189,228
Income tax expense	19,697	17,008	51,672	54,902
Net income	$51,575	$43,332	$126,671	$134,326

Earnings per share
Basic	$0.28	$0.24	$0.70	$0.74
Diluted	$0.28	$0.24	$0.70	$0.73
Weighted average shares outstanding:
Basic	181,315,006	182,003,961	181,109,766	182,711,448
Diluted	181,766,601	182,772,186	181,684,500	183,831,571
The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$51,575	$43,332	$126,671	$134,326
Other comprehensive income (loss)
Foreign currency translation adjustments, net of income tax expense of $0	(1,226)	(5,820)	(9,387)	10,619
Net gain (loss) on derivatives, net of income tax expense (benefit) of $568 and $(236) for the three months ended September 30, 2026 and 2025, respectively, and $2,916 and $(4,227) for the nine months ended September 30, 2026 and 2025, respectively	1,722	(712)	8,829	(12,775)
Total other comprehensive income (loss)	496	(6,532)	(558)	(2,156)
Total comprehensive income	$52,071	$36,800	$126,113	$132,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2025	181,184	$19	$1,725,642	$(69,453)	$(799,954)	$856,254
Net income	—	—	—	—	28,123	28,123
Other comprehensive income	—	—	—	953	—	953
Common Stock-based award activity	164		7,107	—	—	7,107
Repurchase and cancellation of Common Stock	(353)	—	(7,285)	—	—	(7,285)
Withholding taxes on net share settlement of stock-based compensation	—	—	(1,857)	—	—	(1,857)
Dividends	—	—	(12,771)	—	—	(12,771)
Balance at March 31, 2026	180,995	19	1,710,836	(68,500)	(771,831)	870,524
Net income	—	—	—	—	46,973	46,973
Other comprehensive loss	—	—	—	(2,007)	—	(2,007)
Common Stock-based award activity	49	—	7,895	—	—	7,895
Dividends	—	—	(12,868)	—	—	(12,868)
Issuance of Common Stock from the exercise of options	11	—	142	—	—	142
Balance at June 30, 2026	181,055	19	1,706,005	(70,507)	(724,858)	910,659
Net income	—	—	—	—	51,575	51,575
Other comprehensive income	—	—	—	496	—	496
Common Stock-based award activity	221	—	7,503	—	—	7,503
Withholding taxes on net share settlement of stock-based compensation	—	—	(3,634)	—	—	(3,634)
Dividends	—	—	(12,864)	—	—	(12,864)
Issuance of Common Stock from the exercise of options	409	—	5,556	—	—	5,556
Balance at September 30, 2026	181,685	$19	$1,702,566	$(70,011)	$(673,283)	$959,291

Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2024	183,565	$19	$1,836,165	$(70,627)	$(746,964)	$1,018,593
Net income	—	—	—	—	43,055	43,055
Other comprehensive loss	—	—	—	(7,980)	—	(7,980)
Withholding taxes on net share settlement of stock-based compensation	—	—	(7,718)	—	—	(7,718)
Common Stock-based award activity	451	—	8,341	—	—	8,341
Repurchase and cancellation of Common Stock	(1,095)	—	(32,117)	—	—	(32,117)
Dividends	—	—	(13,044)	—	—	(13,044)
Issuance of Common Stock from the exercise of options	188	—	2,232	—	—	2,232
Balance at March 31, 2025	183,109	19	1,793,859	(78,607)	(703,909)	1,011,362
Net income	—	—	—	—	47,939	47,939
Other comprehensive income	—	—	—	12,356	—	12,356
Withholding taxes on net share settlement of stock-based compensation	—	—	(265)	—	—	(265)
Common Stock-based award activity	63	—	8,373	—	—	8,373
Repurchase and cancellation of Common Stock	(1,533)	—	(40,079)	—	—	(40,079)
Dividends	—	—	(12,899)	—	—	(12,899)
Issuance of Common Stock from the exercise of options	598	—	7,808	—	—	7,808
Balance at June 30, 2025	182,237	19	1,756,797	(66,251)	(655,970)	1,034,595
Net income	—	—	—	—	43,332	43,332
Other comprehensive loss	—	—	—	(6,532)	—	(6,532)
Withholding taxes on net share settlement of stock-based compensation	—	—	(26)	—	—	(26)
Common Stock-based award activity	2	—	9,964	—	—	9,964
Repurchase and cancellation of Common Stock	(297)	—	(8,356)	—	—	(8,356)
Dividends	—	—	(12,907)	—	—	(12,907)
Balance at September 30, 2025	181,942	$19	$1,745,472	$(72,783)	$(612,638)	$1,060,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

WillScot Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$126,671	$134,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285,284	317,782
Provision for credit losses	49,126	37,579
Gain on sale of rental equipment and other property, plant and equipment	(19,236)	(21,183)
Amortization of debt discounts and debt issuance costs	6,340	10,011
Loss on extinguishment of debt	1,777	—
Stock-based compensation expense	22,505	26,678
Deferred income tax expense	41,102	30,282
Other	9,731	2,737
Changes in operating assets and liabilities
Trade receivables	(71,969)	(7,738)
Inventories	(5,682)	3,703
Prepaid expenses and other assets	(1,032)	2,463
Operating lease assets and liabilities	3,170	(418)
Accounts payable and other accrued expenses	78,277	72,647
Deferred revenue and customer deposits	25,232	(5,780)
Net cash provided by operating activities	551,296	603,089
Investing activities:
Acquisitions, net of cash acquired	(1,539)	(144,387)
Purchase of rental equipment and refurbishments	(357,893)	(238,839)
Proceeds from sale of rental equipment	48,547	46,045
Purchase of property, plant and equipment	(13,764)	(15,164)
Proceeds from sale of property, plant and equipment	4,693	2,203
Purchases of investments	(6,512)	(614)
Maturities of marketable securities	6,191	1,090
Net cash used in investing activities	(320,277)	(349,666)
Financing activities:
Receipts from borrowings	449,824	977,756
Repayment of borrowings	(610,174)	(1,082,693)
Payment of financing costs	—	(7,328)
Payments on finance lease obligations	(24,117)	(17,740)
Receipts from issuance of Common Stock from the exercise of options	5,698	10,040
Repurchase and cancellation of Common Stock	(7,285)	(82,499)
Taxes paid on employee stock awards	(5,491)	(8,009)
Dividends paid	(38,240)	(38,368)
Net cash used in financing activities	(229,785)	(248,841)
Effect of exchange rate changes on cash and cash equivalents	(715)	1,174
Net change in cash and cash equivalents	519	5,756
Cash and cash equivalents at the beginning of the period	14,587	9,001
Cash and cash equivalents at the end of the period	$15,106	$14,757

Supplemental cash flow information:
Interest paid, net	$137,335	$139,551
Income taxes paid, net	$6,833	$14,529
Capital expenditures accrued or payable	$26,102	$16,376
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
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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

NOTE 2 - Restructuring
In December 2025, the Company's Board of Directors (the "Board of Directors") approved a comprehensive network optimization initiative (the "Network Optimization Plan") designed to reduce real estate costs while maintaining market coverage and customer service capabilities. The Network Optimization Plan encompassed exiting approximately 665 acres of real estate representing 108 branch and drop lot locations and approximately 25% of the Company's leased acreage. To enable these exits, management identified rental fleet units with a net book value of $312.1 million to be abandoned, representing approximately 53,000 units (approximately 31,000 portable storage units and 22,000 modular space units). For the year ended December 31, 2025, the Company recorded restructuring costs for the Network Optimization Plan of $301.9 million, consisting of accelerated depreciation of rental equipment. As of September 30, 2026, the Company has disposed of approximately 28,000 portable storage units and 12,000 modular space units related to the Network Optimization Plan. The Company expects to substantially complete all real estate exits and related rental equipment disposals under the Network Optimization Plan by 2029.
Expenses associated with the Network Optimization Plan include accelerated depreciation, disposal costs, relocation costs, and other related costs. Disposal costs consist of disposal fees and removal fees and are recorded within restructuring costs when incurred. Relocation costs consist primarily of costs to relocate units to other branch locations and are recorded within costs of leasing when incurred. The Company does not expect to exit locations until the end of the applicable contractual lease term; therefore, rental expense will continue to be incurred within selling, general and administrative ("SG&A") expense as the Company consumes its right to use the real estate.
The following table presents charges relating to the Network Optimization Plan recognized in the three and nine months ended September 30, 2026 and the total costs incurred to date:

(in thousands)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Costs to Date
			As of September 30, 2026
Disposal costs	$1,295	$17,631	$17,631
Relocation costs	288	1,381	1,381
Accelerated depreciation	—	—	301,863
Other costs	88	450	450
Total charges	$1,671	$19,462	$321,325
The following table presents cash activity and balances relating to the Network Optimization Plan liabilities:

(in thousands)	Disposal Costs	Relocation Costs	Other Costs
Liability as of December 31, 2025	$—	$—	$—
Restructuring and related charges	17,631	1,381	450
Cash payments	(16,576)	(1,090)	(310)
Liability as of September 30, 2026	$1,055	$291	$140
As of September 30, 2026, the Company expects the initiative to result in total future costs of approximately $41 million, consisting of rental equipment disposal costs of approximately $26 million and rental equipment relocation costs of approximately $15 million. The amount and timing of the actual charges may vary due to a variety of factors, including the ability of vendors to accommodate disposal volumes and changes in the time needed to exit leased properties. The Company’s estimates for the charges discussed above exclude any potential income tax effects.

NOTE 3 - Revenue
Revenue Disaggregation
Geographic Areas
The Company had total revenue in the following geographic areas for the three and nine months ended September 30, 2026 and 2025 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
US	$564,129	$533,085	$1,653,246	$1,614,847
Canada	30,519	28,453	87,956	84,771
Mexico	6,690	5,303	20,915	15,857
Total revenues	$601,338	$566,841	$1,762,117	$1,715,475
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

The Company’s revenue by major product and service line for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Modular space leasing revenue(a)	$256,311	$250,754	$756,901	$747,993
Portable storage leasing revenue	74,183	79,756	221,650	236,354
VAPS and third-party leasing revenues(b)	104,378	100,217	304,899	296,587
Other leasing-related revenue(c)	16,829	3,497	43,457	30,596
Leasing revenue	451,701	434,224	1,326,907	1,311,530
Delivery and installation revenue	120,866	98,517	356,232	295,630
Total leasing and services revenue	572,567	532,741	1,683,139	1,607,160
New unit sales revenue	14,377	18,370	37,958	62,427
Rental unit sales revenue	14,394	15,730	41,020	45,888
Total revenues	$601,338	$566,841	$1,762,117	$1,715,475
(a) Includes revenue from clearspan structures.
(b) Includes $12.3 million and $9.6 million of service revenue for the three months ended September 30, 2026 and 2025, respectively, and $35.1 million and $28.3 million of service revenue for the nine months ended September 30, 2026 and 2025, respectively.
(c) Includes primarily damage billings, delinquent payment charges, other processing fees associated with leasing arrangements, and is partially offset by write-offs of specific uncollectible lease receivables recorded as a reduction to revenue of $7.0 million and $24.5 million for the three months ended September 30, 2026 and 2025, respectively, and $30.3 million and $50.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Revenue
The majority of revenue (73% and 75% for the three months ended September 30, 2026 and 2025, respectively, and 73% and 75% for the nine months ended September 30, 2026, and 2025, respectively) was generated by lease income subject to the guidance of Accounting Standards Codification ("ASC"), Leases (Topic 842) ("ASC 842"). The remaining revenue was generated by performance obligations in contracts with customers for services or the sale of units subject to the guidance of ASC, Revenue from Contracts with Customers (Topic 606) ("ASC 606").
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

Activity in the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$70,737	$88,360	$61,755	$101,693
Provision for credit losses	9,388	17,823	49,126	37,579
Write-offs to leasing revenue	(6,957)	(24,510)	(30,330)	(50,172)
Write-offs to delivery and installation revenue	(1,556)	(5,730)	(6,785)	(11,737)
Write-offs to new units sales revenue	(366)	(955)	(1,596)	(1,956)
Write-offs to rental units sales revenue	(275)	(637)	(1,197)	(1,303)
Total write-offs recorded as a reduction to revenue, net of recoveries	(9,154)	(31,832)	(39,908)	(65,168)
Foreign currency translation and other	(66)	(26)	(68)	221
Balance at end of period	$70,905	$74,325	$70,905	$74,325
The decrease in write-offs during the current period was primarily attributable to elevated write-offs recognized in the prior-year period. As part of an effort to resolve long-outstanding balances, the Company wrote off a population of aged receivables that had accumulated over multiple reporting periods and for which substantial allowances had previously been recorded.
Contract Assets and Liabilities
When customers are billed in advance for services, the Company defers recognition of revenue until the related services are performed, which generally occurs at the end of the contract. The balance sheet classification of deferred revenue is determined based on the contractual lease term. For contracts that continue beyond their initial contractual lease term, revenue continues to be deferred until the services are performed. As of September 30, 2026 and December 31, 2025, the Company recorded deferred revenue related to service revenue billed in advance of $150.3 million and $134.6 million, respectively. During the three and nine months ended September 30, 2026, the Company recognized revenue of $16.5 million and $63.8 million, respectively, for service revenue billed in advance that was recorded as deferred revenue as of December 31, 2025.
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

NOTE 4 - Rental Equipment
Rental equipment, net at the respective balance sheet dates consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Modular space units	$3,867,627	$3,836,964
Portable storage units	980,156	1,097,908
Value added products	238,992	229,920
Total rental equipment	5,086,775	5,164,792
Less: accumulated depreciation	(1,901,902)	(2,071,471)
Rental equipment, net	$3,184,873	$3,093,321
At September 30, 2026 and December 31, 2025, rental equipment included $107.5 million and $312.1 million, respectively, related to rental fleet assets that the Company intends to dispose of in connection with the Network Optimization Plan. The assets will be derecognized when physically disposed.

NOTE 5 - Intangible Assets
Intangible assets, net at the respective balance sheet dates consisted of the following:

	September 30, 2026
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated impairment loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	2.3	$234,108	$—	$(169,201)	$64,907
Technology	0.0	1,500	—	(1,500)	—
Trade names	1.4	165,500	(132,540)	(29,554)	3,406
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets		$526,108	$(132,540)	$(200,255)	$193,313

	December 31, 2025
(in thousands)	Weighted average remaining life (in years)	Gross carrying amount	Accumulated impairment loss	Accumulated amortization	Net book value
Intangible assets subject to amortization:
Customer relationships	3.0	$234,108	$—	$(144,959)	$89,149
Technology	0.5	1,500	—	(1,375)	125
Trade names	1.8	165,500	(132,540)	(23,146)	9,814
Indefinite-lived intangible assets:
Trade name – WillScot		125,000	—	—	125,000
Total intangible assets		$526,108	$(132,540)	$(169,480)	$224,088
Amortization expense related to intangible assets was $9.9 million and $11.5 million for the three months ended September 30, 2026 and 2025, respectively, and $30.8 million and $34.6 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the expected future amortization expense for intangible assets was as follows for the years ended December 31:

(in thousands)
2026 (remaining)	$9,435
2027	33,580
2028	18,037
2029	3,367
2030	3,117
Thereafter	777
Total	$68,313

NOTE 6 - Debt
The carrying value of debt outstanding at the respective balance sheet dates consisted of the following:

(in thousands, except rates)	Interest rate	Year of maturity	September 30, 2026	December 31, 2025
ABL Facility	Varies	2030	$1,379,891	$1,491,267
2028 Secured Notes	4.625%	2028	497,607	496,718
2029 Secured Notes	6.625%	2029	495,022	493,803
2030 Secured Notes	6.625%	2030	495,077	494,180
2031 Secured Notes	7.375%	2031	401,259	445,342
Finance Leases	Varies	Varies	180,429	166,858
Total debt			3,449,285	3,588,168
Less: current portion of long-term debt			35,174	31,094
Total long-term debt			$3,414,111	$3,557,074
Maturities of debt, including finance leases, during the periods subsequent to September 30, 2026 are as follows:

(in thousands)
2026 (remaining)	$11,546
2027	41,422
2028	543,907
2029	536,099
2030	1,924,234
Thereafter	446,759
Total	$3,503,967
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
As of September 30, 2026, the weighted average interest rate for borrowings under the ABL Facility, as adjusted for the effects of the interest rate swap agreements, was 4.97%. Refer to Note 9 for a more detailed discussion on interest rate management.
Borrowing availability under the US Facility and the Multicurrency Facility is equal to the lesser of (i) the aggregate revolver commitments and (ii) a borrowing base (the "Line Cap"). At September 30, 2026, the Line Cap was $3.0 billion and the Company had $1.6 billion of available borrowing capacity under the ABL Facility, including $1.3 billion under the US Facility and $250.0 million under the Multicurrency Facility. Borrowing capacity under the ABL Facility is made available for up to $200.0 million letters of credit and $250.0 million of swingline loans. At September 30, 2026, the available capacity was $175.6 million of letters of credit and $250.0 million of swingline loans. At September 30, 2026, letters of credit and bank guarantees carried fees of 1.50%. The Company had issued $24.4 million of standby letters of credit primarily related to insurance programs under the ABL Facility at September 30, 2026. Debt issuance costs of $14.1 million and $16.7 million were included in the carrying value of the ABL Facility at September 30, 2026 and December 31, 2025, respectively.
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

WillScot is not a guarantor of the Secured Notes. The Note Guarantors are guarantors or borrowers under the ABL Facility. To the extent lenders under the ABL Facility release the guarantee of any Note Guarantor, such Note Guarantor will also be released from obligations under the Secured Notes. The Secured Notes and related guarantees are secured by a second priority security interest in substantially the same assets of the Note Guarantors securing the ABL Facility. Upon the repayment of the 2028 Secured Notes, if the lien associated with the ABL Facility represents the only lien outstanding on the collateral under the 2029 Secured Notes, 2030 Secured Notes, and the 2031 Secured Notes (other than certain permitted liens), the collateral securing the 2029 Secured Notes, 2030 Secured Notes, and the 2031 Secured Notes will be released and the 2029 Secured Notes, 2030 Secured Notes, and the 2031 Secured Notes will become unsecured subject to satisfaction of customary conditions.
On September 25, 2026, the Company redeemed $45.0 million of the 2031 Secured Notes at a redemption price equal to 103% of the principal amount of the 2031 Secured Notes redeemed, totaling $46.4 million, and recorded a loss on extinguishment of debt of $1.8 million. As of September 30, 2026, the aggregate principal amount outstanding for the 2031 Secured Notes was $405.0 million. Unamortized deferred financing costs pertaining to the 2031 Secured Notes were $3.7 million as of September 30, 2026.
Finance Leases
The Company maintains finance leases primarily for transportation-related equipment. Obligations under finance leases were $180.4 million at September 30, 2026 and $166.9 million at December 31, 2025.
Covenant Compliance
The Company was in compliance with all debt covenants and restrictions associated with its debt instruments as of September 30, 2026.

NOTE 7 – Equity
Common Stock
In connection with stock compensation vesting and stock option exercises, the Company issued 853,540 shares of Common Stock during the nine months ended September 30, 2026.
Dividends
In February 2025, the Board of Directors approved a quarterly dividend program. Dividends are subject to declaration by the Board of Directors and requirements of the ABL Facility, the indentures governing the Secured Notes, and Delaware law. In July 2026, the Board of Directors established a dividend committee (the "Dividend Committee") authorized to approve quarterly dividends within parameters approved by the Board of Directors. The Dividend Committee declared a dividend of $0.07 per share for the third quarter of 2026. The Board of Directors declared quarterly dividends of $0.07 per share for the first and second quarters of 2026 and the first, second, and third quarters of 2025.
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
During the nine months ended September 30, 2026 and 2025, respectively, the Company repurchased 352,900 and 2,924,846 shares of Common Stock for $7.3 million and $80.2 million, respectively, excluding excise tax. As of September 30, 2026, $717.1 million of the authorization for future repurchases of Common Stock remained available.

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss ("AOCI"), net of tax, for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30, 2026
(in thousands)	Foreign currency translation	Unrealized (losses) gains on hedging activities	Total
Balance at December 31, 2025	$(66,004)	$(3,449)	$(69,453)
Other comprehensive (loss) income before reclassifications	(3,416)	4,813	1,397
Reclassifications from AOCI to income	—	(444)	(444)
Balance at March 31, 2026	(69,420)	920	(68,500)
Other comprehensive (loss) income before reclassifications	(4,745)	3,057	(1,688)
Reclassifications from AOCI to income	—	(319)	(319)
Balance at June 30, 2026	(74,165)	3,658	(70,507)
Other comprehensive (loss) income before reclassifications	(1,226)	2,190	964
Reclassifications from AOCI to income	—	(468)	(468)
Balance at September 30, 2026	$(75,391)	$5,380	$(70,011)

	Nine Months Ended September 30, 2025
(in thousands)	Foreign currency translation	Unrealized gains (losses) on hedging activities	Total
Balance at December 31, 2024	$(80,720)	$10,093	$(70,627)
Other comprehensive income (loss) before reclassifications	161	(5,710)	(5,549)
Reclassifications from AOCI to income	—	(2,431)	(2,431)
Balance at March 31, 2025	(80,559)	1,952	(78,607)
Other comprehensive income (loss) before reclassifications	16,278	(1,469)	14,809
Reclassifications from AOCI to income	—	(2,453)	(2,453)
Balance at June 30, 2025	(64,281)	(1,970)	(66,251)
Other comprehensive income (loss) before reclassifications	(5,820)	1,770	(4,050)
Reclassifications from AOCI to income	—	(2,482)	(2,482)
Balance at September 30, 2025	$(70,101)	$(2,682)	$(72,783)
The Company reclassified amounts from AOCI into the condensed consolidated statements of operations within interest expense related to the interest rate swaps. Associated with these reclassifications, the Company recorded tax expense of $0.1 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $0.3 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. The interest rate swaps are discussed in Note 9.

NOTE 8 – Income Taxes
The Company recorded $19.7 million and $51.7 million of income tax expense for the three and nine months ended September 30, 2026, respectively, and $17.0 million and $54.9 million for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate was 27.6% and 29.0% for the three and nine months ended September 30, 2026, respectively, and was 28.2% and 29.0% for the three and nine months ended September 30, 2025, respectively.
The effective tax rate for the three and nine months ended September 30, 2026 and 2025 was higher than the US federal statutory rate of 21% primarily due to state and provincial taxes, non-deductible executive compensation and a discrete tax expense related to equity compensation.

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
The swap agreements were designated and qualified as hedges of the Company's exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on the ABL Facility. The swap agreements terminate on June 30, 2027. At September 30, 2026, the floating rate that the Company received under the terms of these swap agreements was 3.90% for the swap agreements entered in January 2023 and 3.89% for the swap agreements entered in January 2024.
The location and the fair value of derivative instruments designated as hedges were as follows:

(in thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025
Cash Flow Hedges:
Interest rate swaps	Other current assets	$7,218	$24
Interest rate swaps	Accrued expenses	$—	$(1,862)
Interest rate swaps	Other non-current liabilities	$—	$(2,726)
The fair value of the interest rate swaps was based on dealer quotes of market forward rates, a Level 2 input on the fair value hierarchy (see Note 10), and reflected the amount that the Company would receive or pay for contracts involving the same attributes and maturity dates.
The following table discloses the impact of the interest rate swaps, excluding the impact of income taxes, on other comprehensive income (“OCI”), AOCI and the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Gain (loss) recognized in OCI	$12,976	$(9,636)
Location of gain recognized in income	Interest expense, net	Interest expense, net
Gain reclassified from AOCI into income	$1,231	$7,366
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
The Company has assessed that the fair values of cash and short-term deposits, marketable securities, trade receivables, trade payables, and other current liabilities approximate their carrying amounts. The Company's nonfinancial assets, which are measured at fair value on a nonrecurring basis, include rental equipment, property, plant and equipment, goodwill, intangible assets, and certain other assets. Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair values of finance leases at September 30, 2026 and December 31, 2025 approximate their respective book values. The carrying value of the ABL Facility, excluding debt issuance costs, approximates fair value as the interest rates are variable and reflective of current market rates.

The fair values of the Secured Notes are based on their last trading price at the end of each period obtained from a third party. The following table shows the carrying amounts and fair values of these financial liabilities measured using Level 2 inputs:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2028 Secured Notes	$497,607	$485,710	$496,718	$498,640
2029 Secured Notes	495,022	498,750	493,803	516,455
2030 Secured Notes	495,077	497,990	494,180	517,465
2031 Secured Notes	401,259	407,588	445,342	470,304
Total	$1,888,965	$1,890,038	$1,930,043	$2,002,864
As of September 30, 2026, the carrying values of the 2028 Secured Notes, the 2029 Secured Notes, the 2030 Secured Notes, and the 2031 Secured Notes included $2.4 million, $5.0 million, $4.9 million, and $3.7 million, respectively, of unamortized debt issuance costs, which were presented as direct reductions of the corresponding liabilities. As of December 31, 2025, the carrying values of the 2028 Secured Notes, the 2029 Secured Notes, the 2030 Secured Notes, and the 2031 Secured Notes included $3.3 million, $6.2 million, $5.8 million, and $4.7 million, respectively, of unamortized debt issuance costs, which were presented as direct reductions of the corresponding liabilities.
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
Restricted Stock Awards
The following table summarizes the Company's RSA activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	67,365	$27.43	36,346	$38.11
Granted	44,219	$26.12	64,070	$27.86
Forfeited	(14,358)	$27.86	—	$—
Vested	(49,712)	$27.86	(32,332)	$38.20
Outstanding at end of period	47,514	$25.62	68,084	$28.42
Compensation expense for RSAs recognized in SG&A expense on the condensed consolidated statements of operations was $0.3 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. Compensation expense for RSAs recognized in SG&A expense was $0.8 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, unrecognized compensation cost related to RSAs totaled $0.8 million and was expected to be recognized over the remaining weighted average vesting period of 0.6 years.

Time-Based RSUs
The following table summarizes the Company's Time-Based RSU activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	932,175	$35.95	576,652	$43.87
Granted	1,080,919	$22.53	677,853	$31.08
Forfeited	(65,862)	$31.01	(53,320)	$40.92
Vested	(368,255)	$35.58	(242,578)	$39.79
Outstanding at end of period	1,578,977	$27.06	958,607	$35.92
Compensation expense for Time-Based RSUs recognized in SG&A expense was $4.4 million and $3.3 million for the three months ended September 30, 2026 and 2025, respectively. Compensation expense for Time-Based RSUs recognized in SG&A expense was $12.4 million and $8.4 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, unrecognized compensation cost related to Time-Based RSUs totaled $29.7 million and was expected to be recognized over the remaining weighted average vesting period of 2.2 years.
For 88,771 Time-Based RSUs granted in February 2026, the awards cliff vest after three years. All other outstanding Time-Based RSUs vest ratably over periods ranging from two to four years.
Performance-Based RSUs
The following table summarizes the Company's Performance-Based RSU activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	1,188,986	$52.49	1,768,460	$47.02
Granted	331,112	$26.89	406,265	$44.16
Forfeited	(45,125)	$47.32	(46,356)	$54.88
Vested(a)	(557,244)	$51.73	(620,326)	$43.18
Outstanding at end of period	917,729	$43.96	1,508,043	$47.59
(a) The Performance-Based RSUs vested at a weighted average of 42% of target, or 233,334 shares, and 78% of target, or 482,083 shares, during the nine months ended September 30, 2026 and 2025, respectively.
Compensation expense for Performance-Based RSUs recognized in SG&A expense was $2.5 million and $5.6 million for the three months ended September 30, 2026 and 2025, respectively. Compensation expense for Performance-Based RSUs recognized in SG&A expense was $8.3 million and $16.6 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, unrecognized compensation cost related to unvested Performance-Based RSUs, assuming maximum attainment of performance-based metrics, totaled $24.4 million, which would be recognized over the remaining weighted average vesting period of 1.5 years.
For 274,410 Performance-Based RSUs granted in February 2026, the awards cliff vest based on the achievement of performance-based conditions over the vesting period of three years. At the end of each fiscal year during the vesting period, the target number of RSUs may be adjusted from 0% to 300% based on the Company's level of attainment of performance measures, including financial return metrics such as Revenue, Return on Invested Capital and Adjusted Free Cash Flow, as defined by the Company's Compensation Committee. The awards are valued based on the fair market value of WillScot's Common Stock on the grant date, and compensation cost is recognized over the requisite service period based on the number of awards expected to vest.
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

For 243,158 Performance-Based RSUs granted in 2021, the awards cliff vested based on achievement of specified share prices of the Company's Common Stock at annual measurement dates over a performance period of 4.8 years. The target number of RSUs could be adjusted from 0 to 583,334 based on the stock price attainment levels defined by the Company's Compensation Committee. The 243,158 RSU target payout was tied to a stock price of $47.50, with a payout ranging from 0 RSUs (for a stock price less than $42.50) to 583,334 RSUs (for a stock price of $60.00 or greater). During the three months ended September 30, 2026, 233,334 of these awards vested with the remaining RSUs being forfeited.
All other outstanding Performance-Based RSUs are valued based on a Monte Carlo simulation model and cliff vest based on achievement of the relative TSR of the Company's Common Stock as compared to the TSR of the constituents in the S&P MidCap 400 Index over the vesting period of three years. The target number of RSUs may be adjusted from 0% to 200% based on the TSR attainment levels defined by the Company's Compensation Committee.
Stock Options
The following table summarizes the Company's stock options activity for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	754,188	$16.46	10,884	$13.08
Granted	100,000	$18.83	—	$—
Exercised	(408,497)	$13.60	(10,884)	$13.08
Outstanding at end of period	445,691	$19.61	—	$—

Fully vested and exercisable at end of period	219,024	$17.77	—	$—
The following table summarizes the Company's stock options activity for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	WillScot Options	Weighted-Average Exercise Price per Share	Converted Mobile Mini Options	Weighted-Average Exercise Price per Share
Outstanding at beginning of period	534,188	$13.60	814,889	$12.77
Granted	220,000	$23.39	—	$—
Exercised	—	$—	(786,204)	$12.77
Outstanding at end of period	754,188	$16.46	28,685	$12.86

Fully vested and exercisable at end of period	534,188	$13.60	28,685	$12.86
At September 30, 2026, the intrinsic value of both stock options outstanding and fully exercisable was $0.4 million. At September 30, 2026, the weighted-average remaining contractual term of options fully vested and exercisable was 4.7 years. The weighted-average remaining contractual term of all outstanding options was 6.9 years.
Compensation expense for stock options recognized in SG&A expense was $0.3 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. Compensation expense for stock options recognized in SG&A expense was $0.9 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, unrecognized compensation cost related to stock options totaled $1.8 million and was expected to be recognized over the remaining weighted average vesting period of 1.7 years.

The fair value of each stock option award granted during the nine months ended September 30, 2026 was estimated on the grant date using the Black-Scholes option-pricing model. The assumptions are listed in the table below.

Assumptions
Expected volatility	46.30%
Expected dividend	1.50%
Risk-free rate	3.84%
Expected term	6.0 years
Exercise price	$18.83
Weighted-average grant date fair value	$8.09

NOTE 12 - Commitments and Contingencies
The Company is involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. The Company assesses these matters on a case-by-case basis as they arise and establishes reserves as required. As of September 30, 2026, with respect to these outstanding matters, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

NOTE 13 - Segment Reporting
The Company has one reportable segment. Refer to Note 3 for revenue by geographic area and revenue by major product and service lines. Refer to the Condensed Consolidated Balance Sheets for total assets. Refer to the Condensed Consolidated Statements of Cash Flows for total expenditures for additions to long-lived assets.
The Company defines EBITDA as net income plus interest (income) expense, income tax expense (benefit), depreciation and amortization. The Company reflects further adjustments to EBITDA (“Adjusted EBITDA”) to exclude certain non-cash items and the effect of what the Company considers transactions or events not related to its core and ongoing business operations. The measure of profit or loss used by the Chief Operating Decision Maker ("CODM") to evaluate operating segment performance and allocate resources is Adjusted EBITDA. Adjusted EBITDA is used to determine capital allocation between operating segments and certain aspects of management's compensation. Management believes that evaluating operating segment performance excluding such items is meaningful because it provides insight with respect to the intrinsic and ongoing operating results of the Company. The Company considers Adjusted EBITDA to be an important metric because it reflects the business performance of the segment, inclusive of indirect costs.

The following table sets forth certain information regarding significant revenue and expense categories for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues:
Leasing and services revenue:
Unit leasing and other rental-related	$347,323	$334,007	$1,022,008	$1,014,943
VAPS and third-party leasing	104,378	100,217	304,899	296,587
Delivery revenue	58,956	53,009	165,566	157,428
Installation revenue	61,910	45,508	190,666	138,202
Sales revenue:
New units	14,377	18,370	37,958	62,427
Rental units	14,394	15,730	41,020	45,888
Total revenues	601,338	566,841	1,762,117	1,715,475

Less:(a)
Costs of leasing and services:
Unit leasing and other rental-related	82,155	78,444	247,729	227,285
VAPS and third-party leasing	20,685	19,107	59,251	53,674
Delivery	52,386	43,717	145,449	129,353
Installation	50,438	38,341	150,938	114,655
Costs of sales:
New units	8,313	13,806	23,580	42,556
Rental units	7,415	8,174	22,283	23,868
Employee SG&A expense(b)	72,202	67,279	216,615	203,015
Other segment items(c)	74,193	54,666	223,823	200,064
Adjusted EBITDA	$233,551	$243,307	$672,449	$721,005
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

The following table presents reconciliations of the Company’s net income to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$51,575	$43,332	$126,671	$134,326
Income tax expense	19,697	17,008	51,672	54,902
Loss on extinguishment of debt	1,777	—	1,777	—
Interest expense, net	53,197	58,466	160,283	175,912
Depreciation and amortization	97,594	108,058	285,284	317,782
Currency losses, net	36	100	453	244
Restructuring costs, lease impairment expense and other related charges	1,360	(21)	18,115	886
Integration and transaction costs	51	1,149	130	2,921
Stock compensation expense	7,503	9,964	22,505	26,678
Other(a)	761	5,251	5,559	7,354
Adjusted EBITDA	$233,551	$243,307	$672,449	$721,005
(a) For the nine months ended September 30, 2026, other included $1.8 million in non-equity executive transition costs. For both the three and nine months ended September 30, 2025, other included $1.5 million in costs to implement the Company's real estate exit initiatives prior to approval of the Network Optimization Plan and $1.3 million in non-equity executive transition costs.

NOTE 14 - Earnings Per Share
The following table reconciles the weighted average shares of Common Stock outstanding for the basic earnings per share calculation to the weighted average shares of Common Stock outstanding for the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Numerator:
Net income	$51,575	$43,332	$126,671	$134,326

Denominator:
Weighted average shares outstanding – basic	181,315	182,004	181,110	182,711
Dilutive effect of outstanding securities:
RSAs	6	11	23	18
Time-based RSUs	255	50	187	50
Performance-based RSUs	—	443	152	519
Stock options	191	264	213	534
Weighted average shares outstanding – dilutive	181,767	182,772	181,685	183,832
The following potential shares of Common Stock were excluded from the computation of dilutive EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
RSAs	—	—	15	—
Time-based RSUs	337	850	725	684
Performance-based RSUs	1,467	952	1,451	977
Stock options	220	220	180	73
Total shares	2,024	2,022	2,371	1,734

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the operations and present business environment of WillScot Holdings Corporation (“WillScot”) and its subsidiaries (collectively with WillScot, the “Company,” “we,” “us” or “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto, contained in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q. All references to "Notes" in this MD&A are to the notes to our condensed consolidated financial statements. The discussion of results of operations in this MD&A is presented on a historical basis, as of or for the three and nine months ended September 30, 2026 or prior periods.
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

Executive Summary
We are a leading business services provider specializing in innovative and flexible turnkey space solutions. We offer our customers an extensive selection of space solutions with over 130,000 modular space units and over 173,000 portable storage units in our fleet. Our diverse product offering includes:
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
We operate a hybrid in-house and outsourced logistics and service infrastructure that provides delivery, sitework, installation, disassembly, removal and other services to our customers for an additional fee as part of our leasing and sales operations. We also provide other services to our customers, including technical expertise and oversight regarding building design and permitting, site preparation, and project management, including expansion or contraction of installed space based on changes in project requirements. We serve diverse end markets across all sectors of the economy throughout the United States ("US"), Canada, and Mexico. As of September 30, 2026, our branch network included approximately 230 branch locations and additional drop lots to service our over 85,000 customers.
We primarily lease, rather than sell, our space solutions to customers, which results in a diversified and predictable recurring revenue stream. Rental contracts with customers are generally based on a 28-day or monthly rate and billing cycle. The initial lease periods vary, and our leases are customarily renewable on a month-to-month basis after their initial term and continue until cancelled by the customer or us. As our customers value flexibility, they consistently extend their leases or renew on a month-to-month basis such that the average effective duration of our consolidated lease portfolio, excluding seasonal portable storage units, was approximately 40 months as of September 30, 2026. We believe our lease revenue is predictable due to its recurring nature and the underlying stability and diversification of our lease portfolio. We complement our core leasing business by selling both new and used units, allowing us to leverage scale, achieve purchasing benefits, and redeploy capital employed in our lease fleet.
Our customers operate in diversified end markets, including construction and infrastructure, commercial and industrial, energy and natural resources, and government and institutions. Core to our operating model is the ability to redeploy standardized assets across end markets. We track several leading market indicators to predict demand, including Gross Domestic Product in North America, the Architecture Billings Index, and non-residential construction square foot starts. These indicators, among others, support our demand forecast for our two largest end markets, the commercial and industrial sector and the construction and infrastructure market, which collectively accounted for approximately 87% of our revenues for the nine months ended September 30, 2026.
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
As of September 30, 2026, the Company has disposed of approximately 28,000 portable storage units and 12,000 modular space units, and has exited 34 branch and drop lot locations related to the Network Optimization Plan. Portable storage units and ground level offices were generally recycled, for which we received proceeds to partially offset the cash paid for the disposal of other units. For the nine months ended September 30, 2026, we recorded restructuring and other related costs for the Network Optimization Plan of $19.5 million, consisting primarily of asset disposal costs. Total cash paid to implement the Network Optimization plan was $18.0 million for the nine months ended September 30, 2026, and was partially offset by total cash proceeds of $7.5 million from portable storage unit and ground level office recycling. As of September 30, 2026, we expect the initiative to result in total future costs of approximately $41 million, consisting of rental equipment disposal costs of approximately $26 million and rental equipment relocation costs of approximately $15 million.
Dividends
In each of February and May of 2026, our Board of Directors declared quarterly dividends of $0.07 per share. In July 2026, the Board of Directors established a dividend committee (the "Dividend Committee") authorized to approve quarterly dividends within parameters approved by the Board of Directors. The Dividend Committee declared a dividend of $0.07 per share in August 2026. Dividends paid were $38.2 million for the nine months ended September 30, 2026. We intend to continue our quarterly dividend program, subject to Board of Directors and Dividend Committee approval, the requirements of our debt instruments, and based on available cash flow, capital allocation priorities, and market conditions.
Financing Activities
On September 25, 2026, we redeemed $45.0 million of the 2031 Secured Notes to reduce borrowing costs. The redemption resulted in a $1.8 million loss on extinguishment of debt.
During the nine months ended September 30, 2026, we repaid $159.0 million of total borrowings under the senior secured asset-based revolving credit facility (the "ABL Facility") and the 2031 Secured Notes.
Share Repurchases
During the nine months ended September 30, 2026, we repurchased 352,900 shares of Common Stock for $7.3 million, excluding excise tax. As of September 30, 2026, $717.1 million of the authorization for future repurchases of the Common Stock remained available. We executed share repurchases as part of our capital allocation strategy to enhance shareholder value and optimize capital deployment in light of current market valuations. Refer to Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q for more information on our share repurchase program.
Third Quarter Summary
For the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, results and key drivers of our financial performance included the following:
•Total revenue increased $34.5 million, or 6.1%, to $601.3 million. The increase in revenue was driven in part by a $22.3 million increase in delivery and installation revenue related to increased modular activations and increased sitework for large complex projects. The increase in total revenues was also due to a $17.5 million increase in leasing revenue, resulting from a decrease in write-offs of aged receivables recorded as a reduction to revenue and an increase in modular space average units on rent. The increase in total revenues was partially offset by a $4.0 million decline in new sales and a $1.3 million decline in rental unit sales.
•Leasing revenue increased $17.5 million, or 4.0%, driven by a decrease of $17.6 million in write-offs of aged receivables recorded as a reduction to revenue, a $5.6 million, or 2.2%, increase in modular space leasing revenue, and a $4.2 million, or 4.2%, increase in VAPS and third-party leasing revenue. The increase in modular leasing revenue was driven by a 1.2% increase in average modular space units on rent, driven by strong large project activity and enterprise account commercial performance. These increases were partially offset by a $5.6 million, or 7.0%, decrease in portable storage leasing revenue, driven by a 6.7% decrease in average portable storage units on rent, and a $4.2 million decrease in other leasing revenue.
~~•~~Delivery and installation revenue increased $22.3 million, or 22.7%, driven by an increase in large complex projects and higher overall activity.
•Sales revenue: new unit sales revenue decreased $4.0 million, or 21.7%, and rental unit sales revenue decreased $1.3 million, or 8.5%.
•Generated net income of $51.6 million for the three months ended September 30, 2026, representing an increase of $8.2 million, or 19.0%, as compared to the same period in 2025. Discrete costs during the period included $1.7 million of charges related to the Network Optimization Plan and a $1.8 million loss on extinguishment of debt from the redemption of $45.0 million of the 2031 Secured Notes.

•Generated Adjusted EBITDA of $233.6 million for the three months ended September 30, 2026, representing a decrease of $9.8 million, or 4.0%, as compared to the same period in 2025, driven by increased upfront variable costs associated with increased modular unit activation demand to support leasing revenue growth.
•Net cash provided by operating activities increased $6.8 million to $198.0 million for the three months ended September 30, 2026, driven by increased modular space activations and average units on rent and positive contributions from working capital during the quarter. Net cash provided by operating activities included $3.1 million of cash outflows related to the execution of our Network Optimization Plan.
•Net cash used in investing activities increased $46.2 million to $122.7 million. Capital expenditures for rental equipment increased $52.9 million for the three months ended September 30, 2026. The increase in capital expenditures was driven by increased investments in differentiated fleet to support activations for large complex projects. Net capital expenditures ("Net CAPEX") increased $54.1 million for the three months ended September 30, 2026.
•Generated Adjusted Free Cash Flow of $78.4 million for the three months ended September 30, 2026 as compared to $123.6 million for the three months ended September 30, 2025. During the three months ended September 30, 2026, we deployed Adjusted Free Cash Flow to:
•Pay a $0.07 per share dividend, returning $12.8 million to our shareholders.
•Redeem $45.0 million of our 2031 Secured Notes to reduce borrowing costs.
•Reduce outstanding borrowings under the senior secured asset-based revolving credit facility (the “ABL Facility”) by $11.5 million.
We believe that the predictability of our Adjusted Free Cash Flow allows us to pursue multiple capital allocation priorities opportunistically, including investing in organic opportunities that we see in the market, maintaining appropriate leverage, executing accretive acquisitions, and returning capital to shareholders via share repurchases and dividend distributions. We also believe our strong operating cash flow generation, countercyclical Net CAPEX profile, and $1.6 billion of available borrowing capacity under our ABL Facility, provide ample liquidity to execute our strategy.
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

Consolidated Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Certain consolidated results of operations for the three months ended September 30, 2026 and 2025 are presented below.

	Three Months Ended September 30,		2026 vs. 2025 $ Change
(in thousands)	2026	2025
Revenues:
Leasing and services revenue:
Leasing	$451,701	$434,224	$17,477
Delivery and installation	120,866	98,517	22,349
Sales revenue:
New units	14,377	18,370	(3,993)
Rental units	14,394	15,730	(1,336)
Total revenues	601,338	566,841	34,497
Costs:
Costs of leasing and services:
Leasing	102,840	97,551	5,289
Delivery and installation	102,824	82,058	20,766
Costs of sales:
New units	8,313	13,806	(5,493)
Rental units	7,415	8,174	(759)
Depreciation of rental equipment	75,138	83,634	(8,496)
Gross profit	304,808	281,618	23,190
Other operating expenses:
Selling, general and administrative	154,481	137,767	16,714
Other depreciation and amortization	22,456	24,424	(1,968)
Restructuring costs	1,383	(68)	1,451
Other expense, net	242	689	(447)
Operating income	126,246	118,806	7,440
Interest expense, net	53,197	58,466	(5,269)
Loss on extinguishment of debt	1,777	—	1,777
Income before income tax	71,272	60,340	10,932
Income tax expense	19,697	17,008	2,689
Net income	$51,575	$43,332	$8,243

	Three Months Ended September 30,		2026 vs. 2025 Change
(in thousands, except units on rent and monthly rental rate)	2026	2025
Adjusted EBITDA	$233,551	$243,307	$(9,756)
Capital expenditures for rental equipment	$133,919	$81,018	$52,901
Net CAPEX	$123,107	$69,022	$54,085
Average modular space units on rent	90,441	89,390	1,051
Average modular space utilization rate	69.3%	59.3%	1,000	bps
Average modular space monthly rental rate	$1,276	$1,254	$22
Average portable storage units on rent	98,741	105,792	(7,051)
Average portable storage utilization rate	56.8%	50.3%	650	bps
Average portable storage monthly rental rate	$289	$290	$(1)

Comparison of Three Months Ended September 30, 2026 and 2025
Revenue: Total revenue increased $34.5 million, or 6.1%, to $601.3 million for the three months ended September 30, 2026 from $566.8 million for the three months ended September 30, 2025. The increase in revenue was driven in part by a $22.3 million, or 22.7%, increase in delivery and installation revenue related to increased modular activations and increased sitework for large complex projects. The increase in total revenues was also supported by a $17.5 million increase in leasing revenue due to a decrease in write-offs of aged receivables recorded as a reduction to revenue and an increase in modular space average units on rent. The increase in total revenues was partially offset by a $4.0 million decline in new sales and a $1.3 million decline in rental unit sales.
Leasing revenue increased $17.5 million, or 4.0%, as compared to the same period in 2025, driven by a decrease of $17.6 million of write-offs of aged receivables recorded as a reduction to revenue, a $5.6 million, or 2.2%, increase in modular space leasing revenue, and a $4.2 million, or 4.2%, increase in VAPS and third-party leasing revenue. The increase in modular leasing revenue was driven by a 1.2% increase in average modular space units on rent. These increases were partially offset by a $5.6 million, or 7.0%, decrease in portable storage leasing revenue, driven by a 6.7% decrease in average portable storage units on rent, and a $4.2 million decrease in other leasing revenue. Total VAPS revenues increased to $104.4 million for the three months ended September 30, 2026 from $100.2 million for the three months ended September 30, 2025.
Total average units on rent for the three months ended September 30, 2026 and 2025 were 189,182 and 195,182, respectively, representing a decrease of 6,000 units, or 3.1%. Demand trends varied by product type and end market. Demand for portable storage containers and smaller modular units declined, primarily due to lower non-residential construction project starts and increased economic uncertainty. This decline was partially offset by strong demand for modular products serving larger, more complex projects, including projects related to power generation, data centers, pharmaceuticals, semiconductors, stadiums, and other infrastructure.
Modular space average units on rent increased 1,051 units, or 1.2%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The average modular space utilization rate during the three months ended September 30, 2026 was 69.3% as compared to 59.3% during the same period in 2025 due to a decrease in the number of modular space units in our fleet as a result of our Network Optimization Plan and increased modular space units on rent. The increase in modular space units on rent was driven by demand from large complex projects and commercial execution.
Portable storage average units on rent decreased by 7,051 units, or 6.7%, for the three months ended September 30, 2026 driven by lower demand. The average portable storage unit utilization rate during the three months ended September 30, 2026 was 56.8% as compared to 50.3% during the same period in 2025 due to a decrease in the number of portable storage units in our fleet as a result of our Network Optimization Plan. The decline in demand was driven by reduced non-residential construction project starts and increased economic uncertainty.
Modular space average monthly rental rates increased 1.8% year over year to $1,276 for the three months ended September 30, 2026, driven by our long-term price optimization strategies and VAPS penetration opportunities. Average monthly rental rates were adversely impacted by an increased mix of smaller-footprint units, including our FLEX product, which reduced the year-over-year growth rate by approximately 100 basis points. Average portable storage monthly rental rates decreased 0.3% year over year to $289 for the three months ended September 30, 2026, driven by declines in average rental rate for portable storage containers, offset by mix effects from higher rates on climate-controlled containers and trailers.
Gross profit: Gross profit increased $23.2 million, or 8.2%, to $304.8 million for the three months ended September 30, 2026 from $281.6 million for the three months ended September 30, 2025. The increase in gross profit was driven by a $12.2 million increase in leasing gross profit, a $8.5 million decrease in depreciation of rental equipment resulting from our Network Optimization Plan, increased delivery and installation gross profit of $1.6 million, and a $0.9 million increase in new and rental unit sales gross profit. The increase in leasing gross profit was primarily driven by a decline in write-offs of aged receivables as described above, partially offset by a $5.3 million increase in cost of leasing.
Cost of leasing and services increased by $26.1 million, or 14.5%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 to support increased activations, including additional large complex project demand, driven primarily by an increase in subcontractor costs of $24.7 million, or 43.0%, and an increase in labor costs of $4.9 million, or 7.0%. These increased costs drove a $12.1 million increase to delivery and installation expense and a $5.3 million increase to cost of leasing.
Cost of sales decreased by $6.3 million, or 28.4%, primarily driven by lower sales volume. Our resulting gross profit percentage was 50.7% and 49.7% for the three months ended September 30, 2026 and 2025, respectively.
Selling, general and administrative expense ("SG&A"): SG&A increased $16.7 million, or 12.1%, to $154.5 million for the three months ended September 30, 2026, as compared to $137.8 million for the three months ended September 30, 2025. The increase was driven primarily by a $14.2 million increase in the provision for credit losses recorded to bad debt expense and a $4.9 million increase in employee SG&A, excluding stock compensation, which was primarily related to variable compensation. These increased costs were partially offset by a $2.5 million decrease in stock compensation expense. The $14.2 million increase in the provision for credit losses recorded to bad debt expense was more than offset by a $22.7 million decrease in accounts receivable write-offs recorded as a reduction to revenue for a net increase to income before income tax of $8.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Adjusted EBITDA: Adjusted EBITDA decreased $9.8 million, or 4.0%, to $233.6 million for the three months ended September 30, 2026 from $243.3 million for the three months ended September 30, 2025. The decrease was driven by increased upfront variable costs associated with increased modular unit activation demand to support leasing revenue growth. Cost of leasing increased $5.3 million to support increased modular space unit activation activity and employee SG&A, excluding stock compensation expense, increased $4.9 million primarily related to variable compensation costs. The decrease was partially offset by increased delivery and installation gross profit of $1.6 million, and a $0.9 million increase in new and rental unit sales gross profit.
Other depreciation and amortization: Other depreciation and amortization decreased $2.0 million to $22.5 million for the three months ended September 30, 2026 as compared to $24.4 million for the three months ended September 30, 2025.
Restructuring costs: Restructuring costs of $1.4 million for the three months ended September 30, 2026 were primarily due to asset disposal costs as part of the Network Optimization Plan implemented in December 2025.
Interest expense, net: Interest expense, net decreased $5.3 million, or 9.0%, to $53.2 million for the three months ended September 30, 2026 from $58.5 million for the three months ended September 30, 2025. The decrease in net interest expense was driven by a decrease in outstanding debt and a decrease in our overall weighted average interest rate.
Loss on Extinguishment of Debt: We recorded a $1.8 million loss on extinguishment of debt for the three months ended September 30, 2026 related to the redemption of $45.0 million of the 2031 Secured Notes.
Income tax expense: Income tax expense increased $2.7 million to $19.7 million for the three months ended September 30, 2026 compared to $17.0 million for the three months ended September 30, 2025. The increase in expense was primarily driven by an increase in income before income tax for the three months ended September 30, 2026.
Capital expenditures for rental equipment: Capital expenditures for rental equipment increased $52.9 million, to $133.9 million for the three months ended September 30, 2026 from $81.0 million for the three months ended September 30, 2025 as a result of new fleet investments in FLEX and modular office complexes and increased investments in refurbishments to provide capacity to deliver on large project demand. Net CAPEX increased $54.1 million, or 65.3%, to $123.1 million for the three months ended September 30, 2026 from $69.0 million for the three months ended September 30, 2025, primarily driven by the increase in capital expenditures for rental equipment.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Certain consolidated results of operations for the nine months ended September 30, 2026 and 2025 are presented below.

	Nine Months Ended September 30,		2026 vs. 2025 $ Change
(in thousands)	2026	2025
Revenues:
Leasing and services revenue:
Leasing	$1,326,907	$1,311,530	$15,377
Delivery and installation	356,232	295,630	60,602
Sales revenue:
New units	37,958	62,427	(24,469)
Rental units	41,020	45,888	(4,868)
Total revenues	1,762,117	1,715,475	46,642
Costs:
Costs of leasing and services:
Leasing	306,980	280,959	26,021
Delivery and installation	296,387	244,008	52,379
Costs of sales:
New units	23,580	42,556	(18,976)
Rental units	22,283	23,868	(1,585)
Depreciation of rental equipment	216,140	246,030	(29,890)
Gross profit	896,747	878,054	18,693
Other operating expenses:
Selling, general and administrative	468,747	439,551	29,196
Other depreciation and amortization	69,144	71,752	(2,608)
Restructuring costs	18,081	317	17,764
Other expense, net	372	1,294	(922)
Operating income	340,403	365,140	(24,737)
Interest expense, net	160,283	175,912	(15,629)
Loss on extinguishment of debt	1,777	—	1,777
Income before income tax	178,343	189,228	(10,885)
Income tax expense	51,672	54,902	(3,230)
Net income	$126,671	$134,326	$(7,655)

	Nine Months Ended September 30,		2026 vs. 2025 Change
(in thousands, except units on rent and monthly rental rate)	2026	2025
Adjusted EBITDA	$672,449	$721,005	$(48,556)
Capital expenditures for rental equipment	$357,893	$238,839	$119,054
Net CAPEX	$326,200	$205,838	$120,362
Average modular space units on rent	89,269	90,063	(794)
Average modular space utilization rate	68.8%	59.4%	940	bps
Average modular space monthly rental rate	$1,264	$1,232	$32
Average portable storage units on rent	98,841	107,842	(9,001)
Average portable storage utilization rate	56.5%	52.9%	360	bps
Average portable storage monthly rental rate	$287	$279	$8

Comparison of Nine Months Ended September 30, 2026 and 2025
Revenue: Total revenue increased $46.6 million, or 2.7%, to $1,762.1 million for the nine months ended September 30, 2026 from $1,715.5 million for the nine months ended September 30, 2025. The increase in revenue was driven by a $60.6 million increase in delivery and installation revenue related to increased modular activations and increased sitework for large complex projects. The increase in total revenues was also supported by a $15.4 million increase in leasing revenue due to a decrease in write-offs of aged receivables recorded as a reduction to revenue and an increase in modular space average units on rent. The increase to total revenue included a significant event project that occurred in the nine months ended September 30, 2026, which generated $19.0 million of total revenue, including both leasing and delivery and installation revenue. The increase in total revenues was partially offset by a $24.5 million decline in new sales and a $4.9 million decline in rental unit sales.
Leasing revenue increased $15.4 million, or 1.2%, as compared to the same period in 2025, primarily driven by a $19.8 million decrease in write-offs of aged receivables recorded as a reduction to revenue, a $8.9 million, or 1.2%, increase in modular space leasing revenue, and a $8.3 million, or 2.8%, increase in VAPS and third-party leasing revenue. The increase was partially offset by a $14.7 million, or 6.2%, decrease in portable storage leasing revenue. Total VAPS revenue increased to $304.9 million for the nine months ended September 30, 2026 from $296.6 million for the nine months ended September 30, 2025. New unit sales decreased $24.5 million, or 39.2%, and rental unit sales decreased $4.9 million, or 10.6%, due to lower sales volume.
Total average units on rent for the nine months ended September 30, 2026 and 2025 were 188,110 and 197,905, respectively. Demand trends varied by product type and end market. Demand for portable storage containers and smaller modular units declined, primarily due to lower non-residential construction project starts and increased economic uncertainty. This decline was partially offset by strong demand for modular products serving larger, more complex projects, including projects related to power generation, data centers, pharmaceuticals, semiconductors, stadiums and other infrastructure.
Modular space average units on rent decreased 794 units, or 0.9%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decline in modular space units on rent was primarily driven by lower non-residential construction starts, partially offset by increased demand from large complex projects. Demand and commercial execution improved through the course of 2026 year-to-date, with average modular space units on rent up 1,051 units, or 1.2%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The average modular space utilization rate during the nine months ended September 30, 2026 was 68.8% as compared to 59.4% during the same period in 2025 due to a decrease in the number of modular space units in our fleet as a result of our Network Optimization Plan.
Portable storage average units on rent decreased by 9,001 units, or 8.3%, for the nine months ended September 30, 2026 driven by lower demand in 2026. The average portable storage utilization rate during the nine months ended September 30, 2026 was 56.5% as compared to 52.9% during the same period in 2025 due to a decrease in the number of portable storage containers in our fleet as a result of our Network Optimization Plan. The decline in demand was driven by reduced non-residential construction project starts and increased economic uncertainty.
Modular space average monthly rental rates increased 2.6% to $1,264 for the nine months ended September 30, 2026, driven by our long-term price optimization strategies and VAPS penetration opportunities. Average monthly rental rates were adversely impacted by an increased mix of smaller-footprint units, including our FLEX product, which reduced the year-over-year growth rate by approximately 15 basis points. Average portable storage monthly rental rates increased 2.9% to $287 for the nine months ended September 30, 2026, as a result of the mix effects from higher rates on climate-controlled containers and trailers, partially offset by declines in average rental rate for portable storage containers.
Gross profit: Gross profit increased $18.7 million, or 2.1%, to $896.7 million for the nine months ended September 30, 2026 from $878.1 million for the nine months ended September 30, 2025. The increase in gross profit was primarily a result of a $29.9 million decrease in depreciation of rental equipment from our Network Optimization Plan and increased delivery and installation gross profit of $8.2 million. The increase was partially offset by a $10.6 million decrease in leasing gross profit and a $8.8 million decrease in new and rental unit sales gross profit. The decrease in leasing gross profit was due to an increase in variable costs to support increased activations and leasing revenue growth.
Cost of leasing and services increased by $78.4 million, or 14.9%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 to support increased activations, including additional large complex project demand, driven primarily by an increase in subcontractor costs of $58.2 million, or 33.7%, and an increase in labor cost of $15.0 million, or 7.3%. These increased costs drove a $36.3 million increase to installation expense, a $16.1 million increase to delivery expense, and a $26.0 million increase to cost of leasing.
Cost of sales decreased by $20.6 million, or 31.0%, primarily driven by lower sales volume. Our resulting gross profit percentage was 50.9% and 51.2% for the nine months ended September 30, 2026 and 2025, respectively.

Selling, general and administrative expense: SG&A increased $29.2 million, or 6.6%, to $468.7 million for the nine months ended September 30, 2026, as compared to $439.6 million for the nine months ended September 30, 2025. The increase was primarily driven by a $33.3 million, or 142.2%, increase in the provision for credit losses recorded to bad debt expense and a $13.6 million increase in employee SG&A, excluding stock compensation, which was primarily related to variable compensation. These increased costs were partially offset by a $6.3 million, or 10.6%, decrease in service agreements and professional fees, a $5.4 million, or 24.6%, decrease in travel and entertainment expense, and a $4.2 million decrease in stock compensation expense. The $33.3 million increase in the provision for credit losses recorded to bad debt expense was partially offset by a $25.3 million decrease in accounts receivable write-offs recorded as a reduction to revenue for a net decrease to income before income tax of $8.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Adjusted EBITDA: Adjusted EBITDA decreased $48.6 million, or 6.7%, to $672.4 million for the nine months ended September 30, 2026 from $721.0 million for the nine months ended September 30, 2025. The decrease was driven by increased upfront variable costs associated with increased modular unit activation demand to support leasing revenue growth, decreased new and rental unit sales gross profit of $8.8 million, and a net increase in the provision for credit losses recorded to bad debt expense and accounts receivable write-offs recorded as a reduction to revenue of $8.0 million. Cost of leasing increased $26.0 million to support increased modular space unit activation and employee SG&A, excluding stock compensation expense, increased $13.6 million primarily related to variable compensation costs. These decreases were partially offset by increased delivery and installation gross profit of $8.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Other depreciation and amortization: Other depreciation and amortization decreased $2.6 million to $69.1 million for the nine months ended September 30, 2026 as compared to $71.8 million for the nine months ended September 30, 2025.
Interest expense, net: Interest expense decreased $15.6 million to $160.3 million for the nine months ended September 30, 2026 from $175.9 million for the nine months ended September 30, 2025. The decrease in net interest expense was driven by a decrease in outstanding debt and a decrease in our overall weighted average interest rate.
Loss on Extinguishment of Debt: We recorded a $1.8 million loss on extinguishment of debt for the nine months ended September 30, 2026 related to the redemption of $45.0 million of the 2031 Secured Notes.
Income tax expense: Income tax expense decreased $3.2 million to $51.7 million for the nine months ended September 30, 2026 from $54.9 million for the nine months ended September 30, 2025. The decrease in expense was driven by a decrease in income before income tax for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Capital expenditures for rental equipment: Capital expenditures for rental equipment increased $119.1 million, or 49.8%, to $357.9 million for the nine months ended September 30, 2026 from $238.8 million for the nine months ended September 30, 2025 as a result of new fleet investments in FLEX and modular office complex units and increased investments in refurbishments to provide capacity to deliver on large project demand. Net CAPEX increased $120.4 million, or 58.5%, to $326.2 million for the nine months ended September 30, 2026 from $205.8 million for the nine months ended September 30, 2025, primarily driven by the increase in capital expenditures for rental equipment.

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
The following table provides reconciliations of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$51,575	$43,332	$126,671	$134,326
Income tax expense	19,697	17,008	51,672	54,902
Loss on extinguishment of debt	1,777	—	1,777	—
Interest expense, net	53,197	58,466	160,283	175,912
Depreciation and amortization	97,594	108,058	285,284	317,782
Currency losses, net	36	100	453	244
Restructuring costs, lease impairment expense and other related charges	1,360	(21)	18,115	886
Integration and transaction costs	51	1,149	130	2,921
Stock compensation expense	7,503	9,964	22,505	26,678
Other(a)	761	5,251	5,559	7,354
Adjusted EBITDA	$233,551	$243,307	$672,449	$721,005
(a) For the nine months ended September 30, 2026, other included $1.8 million in non-equity executive transition costs. For both the three and nine months ended September 30, 2025, other included $1.5 million in costs to implement the Company's real estate exit initiatives prior to approval of the Network Optimization Plan and $1.3 million in non-equity executive transition costs.

Net CAPEX
We define Net CAPEX as purchases of rental equipment and refurbishments and purchases of property, plant and equipment, less proceeds from the sale of rental equipment and proceeds from the sale of property, plant and equipment, which are all included in cash flows from investing activities. Commencing in 2026, Net CAPEX excludes proceeds from the sale of rental equipment for the Network Optimization Plan and for real estate exits prior to the approval of the Network Optimization Plan. Prior period amounts have been recast to reflect the change in definition. Management believes that the presentation of Net CAPEX provides useful information regarding the net capital invested in our rental fleet and property, plant and equipment each year to assist in analyzing the performance of our business.

The following table provides reconciliations of Net CAPEX:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Purchase of rental equipment and refurbishments	$(133,919)	$(81,018)	$(357,893)	$(238,839)
Proceeds from sale of rental equipment	15,114	15,713	48,547	46,045
Less: Proceeds from sale of rental equipment for Network Optimization Plan	(651)	—	(7,456)	—
Less: Proceeds from sale of rental equipment for real estate exits prior to approval of the Network Optimization Plan	(25)	(83)	(327)	(83)
Net CAPEX for Rental Equipment	(119,481)	(65,388)	(317,129)	(192,877)
Purchase of property, plant and equipment	(5,395)	(4,244)	(13,764)	(15,164)
Proceeds from the sale of property, plant and equipment	1,769	610	4,693	2,203
Net CAPEX	$(123,107)	$(69,022)	$(326,200)	$(205,838)
Adjusted Free Cash Flow
We define Adjusted Free Cash Flow as net cash provided by operating activities; less purchases of rental equipment and property, plant and equipment and plus proceeds from sale of rental equipment and property, plant and equipment, which are all included in cash flows from investing activities. Commencing in 2026, Adjusted Free Cash Flow excludes cash paid to implement the Network Optimization Plan and real estate exits prior to the approval of the Network Optimization Plan, proceeds from the sale of rental equipment for the Network Optimization Plan and real estate exits prior to the approval of the Network Optimization Plan, and payments for executive transition costs. Prior period amounts have been recast to reflect the change in definition. Management believes that the presentation of Adjusted Free Cash Flow provides useful additional information concerning cash flow available to fund our capital allocation alternatives and allows investors to compare cash generation performance over various reporting periods and against peers. The following table provides reconciliations of net cash provided by operating activities to Adjusted Free Cash Flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$197,974	$191,151	$551,296	$603,089
Purchase of rental equipment and refurbishments	(133,919)	(81,018)	(357,893)	(238,839)
Proceeds from sale of rental equipment	15,114	15,713	48,547	46,045
Purchase of property, plant and equipment	(5,395)	(4,244)	(13,764)	(15,164)
Proceeds from sale of property, plant and equipment	1,769	610	4,693	2,203
Cash paid to implement Network Optimization Plan	3,124	—	17,976	—
Proceeds from sale of rental equipment for Network Optimization Plan	(651)	—	(7,456)	—
Cash paid to implement real estate exits prior to approval of the Network Optimization Plan	—	1,465	919	1,465
Proceeds from sale of rental equipment for real estate exits prior to approval of the Network Optimization Plan	(25)	(83)	(327)	(83)
Cash paid for executive transition costs	434	—	5,076	—
Adjusted Free Cash Flow	$78,425	$123,594	$249,067	$398,716

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
Borrowing availability under our ABL Facility is equal to the lesser of $3.0 billion and the applicable borrowing bases. The borrowing bases are a function of, among other considerations, the value of the assets in the relevant collateral pool, of which our rental equipment represents the largest component. At September 30, 2026, we had $1.6 billion of available borrowing capacity under the ABL Facility.
Cash Flows
The following summarizes our change in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$551,296	$603,089
Net cash used in investing activities	(320,277)	(349,666)
Net cash used in financing activities	(229,785)	(248,841)
Effect of exchange rate changes on cash and cash equivalents	(715)	1,174
Net change in cash and cash equivalents	$519	$5,756
Comparison of the Nine Months Ended September 30, 2026 and 2025
Cash flows from operating activities
Net cash provided by operating activities for the nine months ended September 30, 2026 was $551.3 million as compared to $603.1 million for the nine months ended September 30, 2025, a decrease of $51.8 million. The decrease in net cash provided by operating activities resulted from a $36.9 million decrease in the net movements of the operating assets and liabilities and a $14.9 million decrease in net income, adjusted for non-cash items, during the nine months ended September 30, 2026. The decrease in net cash provided by operating activities included $23.1 million of cash outflows related to the execution of our Network Optimization Plan and executive transition costs.
Cash flows from investing activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $320.3 million as compared to $349.7 million for the nine months ended September 30, 2025, a $29.4 million decrease in net cash used in investing activities. The decrease in net cash used in investing activities resulted from a $142.8 million decrease in cash used in acquisitions, net of cash acquired. The decrease was partially offset by a $119.1 million increase in the purchase of rental equipment and refurbishments during the nine months ended September 30, 2026 as a result of increased investments in refurbishments and new fleet investments in FLEX and complex units to provide capacity to deliver on large project demand.
Cash flows from financing activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $229.8 million as compared to $248.8 million for the nine months ended September 30, 2025, a decrease of $19.1 million. The decrease was primarily due to a $75.2 million decrease in cash used for the repurchase and cancellation of Common Stock during the nine months ended September 30, 2026. The decrease was partially offset by a $55.4 million increase in repayments of borrowings, net of receipts from borrowings.

Material cash requirements
The Company’s material cash requirements include the following contractual and other obligations:
Debt
The Company has outstanding debt related to the ABL Facility, 2028 Secured Notes, 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, and finance leases totaling $3.4 billion as of September 30, 2026, $35.2 million of which is obligated to be repaid within the next twelve months. The Company has no maturities of debt until 2028 other than for finance leases. Refer to Note 6 for further information regarding outstanding debt.
Operating leases
The Company has commitments for future minimum rental payments relating to operating leases, which are primarily for real estate. As of September 30, 2026, the Company had lease obligations of $351.2 million, with $75.8 million payable within the next twelve months.
Other
In addition to the cash requirements described above, the Company has a dividend program subject to quarterly declaration by the Board of Directors as well as a share repurchase program authorized by the Board of Directors, which allows the Company to repurchase up to $1.0 billion of outstanding shares of Common Stock. As of September 30, 2026, $717.1 million of the authorization for future repurchases of our Common Stock remained available. These programs do not obligate the Company to issue dividends or repurchase shares.

Critical Accounting Estimates
The Company's discussion and analysis of its financial condition, results of operations, liquidity and capital resources is based on its condensed consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that management makes estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses, and the related disclosure of contingent assets and liabilities. The Company's management bases these estimates on historical experience and on various other assumptions that they consider reasonable under the circumstances and reevaluate their estimates and judgments as appropriate. The actual results may differ materially and adversely from its estimates. For a complete discussion of the Company's significant critical accounting estimates, see the “Critical Accounting Estimates” section in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K"). There were no significant changes to the Company's critical accounting estimates during the nine months ended September 30, 2026.

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
Interest Rate Risk
We are primarily exposed to interest rate risk through our ABL Facility, which bears interest at variable rates. We had $1.4 billion in outstanding principal under the ABL Facility at September 30, 2026. To manage interest rate risk, in January 2024 and January 2023, we executed interest rate swap agreements relating to an aggregate of $500.0 million and $750.0 million, respectively, in notional amount of variable-rate debt under our ABL Facility. The January 2024 and January 2023 swap agreements provide for us to pay effective fixed interest rates of 3.70% and 3.44% per annum, respectively, and receive a variable interest rate equal to one-month term SOFR, with maturity dates of June 30, 2027. After taking into account the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased quarter to date interest expense by approximately $0.4 million based on outstanding borrowings at September 30, 2026. Excluding the impact of the swaps, an increase in interest rates by 100 basis points on our ABL Facility would have increased quarter to date interest expense by approximately $3.5 million based on outstanding borrowings at September 30, 2026.

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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings
Information about legal proceedings is set forth in Note 12 to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchase of Common Stock during the third quarter of 2026.

Period	Total Number of Shares and Equivalents Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares and Equivalents Purchased as part of Publicly Announced Plan (in thousands)	Maximum Dollar Value of Shares and Equivalents that May Yet Be Purchased Under the Plans (in millions)
July 1, 2026 to July 31, 2026	—	$—	—	$717.1
August 1, 2026 to August 31, 2026	—	$—	—	$717.1
September 1, 2026 to September 30, 2026	—	$—	—	$717.1
Total	—	$—	—
In September 2024, our Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1.0 billion of its outstanding shares of Common Stock and Equivalents. The stock repurchase program does not obligate us to purchase any particular number of shares, and the timing and exact amount of any repurchases will depend on various factors, including market pricing and conditions, business, legal, and other considerations. We may repurchase our shares in open market transactions or through privately negotiated transactions in accordance with federal securities laws, at our discretion. The repurchase program, which has no expiration date, may be increased, suspended, or terminated at any time and remains subject to the discretion of our Board of Directors. The program is expected to be implemented over the course of several years and will be conducted subject to the covenants in our ABL Facility and the indentures governing our Senior Secured Notes. There were no repurchases of shares under the share repurchase program during the third quarter of 2026. As of September 30, 2026, $717.1 million of the $1.0 billion share repurchase authorization remained available for use.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     Exhibits

Exhibit No.	Exhibit Description
10.1*	Form of Restricted Stock Award Agreement.†
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
* Filed herewith
** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act
† Indicates a management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WillScot Holdings Corporation

		By:	/s/ MATTHEW T. JACOBSEN
Dated:	November 5, 2026		Matthew T. Jacobsen
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signing Officer)